Form 10-Q
period 2012-01-31
H&R BLOCK INC
filed 2012-03-07
CIK 12659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on February 29, 2012 was 293,563,719 shares.

Form 10-Q for the Period Ended January 31, 2012

CONDENSED CONSOLIDATED BALANCE SHEETS	(amounts in 000s, except share and per share amounts)
As of	January 31, 2012	April 30, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,218,984	$1,677,844
Cash and cash equivalents – restricted	34,168	48,383
Receivables, less allowance for doubtful accounts of $64,139 and $47,943	1,035,902	230,172
Prepaid expenses and other current assets	230,612	191,360
Assets of discontinued operations, held for sale	–	900,328

Total current assets	2,519,666	3,048,087

Mortgage loans held for investment, less allowance for loan losses of $89,949 and $92,087	430,189	485,008
Investments in available-for-sale securities	312,183	163,836
Property and equipment, at cost, less accumulated depreciation and amortization of $617,314 and $578,655	260,755	255,298
Intangible assets, net	268,148	275,342
Goodwill	433,595	434,151
Other assets	628,253	627,731

Total assets	$4,852,789	$5,289,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer banking deposits	$1,587,988	$852,220
Accounts payable, accrued expenses and other current liabilities	597,644	550,982
Accrued salaries, wages and payroll taxes	130,245	208,748
Accrued income taxes	40,596	458,911
Commercial paper borrowings	230,947	–
Current portion of long-term debt	630,996	557
Federal Home Loan Bank borrowings	25,000	25,000
Liabilities of discontinued operations, held for sale	–	241,562

Total current liabilities	3,243,416	2,337,980

Long-term debt	409,241	1,039,527
Other noncurrent liabilities	393,683	462,372

Total liabilities	4,046,340	3,839,879

Commitments and contingencies

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 399,397,099 and 412,440,599	3,994	4,124
Additional paid-in capital	797,853	812,666
Accumulated other comprehensive income	7,409	11,233
Retained earnings	2,018,252	2,658,103
Less treasury shares, at cost	(2,021,059)	(2,036,552)

Total stockholders’ equity	806,449	1,449,574

Total liabilities and stockholders’ equity	$4,852,789	$5,289,453

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF		(Unaudited, amounts in 000s, except per share amounts)
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
Revenues:
Service revenues	$524,240	$513,914	$717,243	$695,269
Product and other revenues	99,564	110,370	116,117	127,786
Interest income	39,476	56,012	59,737	76,666

	663,280	680,296	893,097	899,721

Expenses:
Cost of revenues:
Compensation and benefits	207,480	206,970	316,139	327,734
Occupancy and equipment	93,024	90,653	263,078	261,841
Depreciation/amortization of property and equipment	17,770	18,044	50,894	54,925
Provision for bad debt and loan losses	52,932	100,028	68,423	118,754
Interest	23,543	24,662	69,352	70,549
Other	60,491	54,527	127,551	118,731

	455,240	494,884	895,437	952,534
Impairment of goodwill	–	22,700	4,257	22,700
Selling, general and administrative expenses	211,736	190,639	408,144	350,201

	666,976	708,223	1,307,838	1,325,435

Operating loss	(3,696)	(27,927)	(414,741)	(425,714)
Other income, net	2,670	1,959	9,185	9,079

Loss from continuing operations before taxes (benefit)	(1,026)	(25,968)	(405,556)	(416,635)
Income taxes (benefit)	2,541	(14,934)	(159,821)	(166,349)

Net loss from continuing operations	(3,567)	(11,034)	(245,735)	(250,286)
Net income (loss) from discontinued operations	218	(1,687)	(74,436)	(2,165)

Net loss	$(3,349)	$(12,721)	$(320,171)	$(252,451)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.01)	$(0.04)	$(0.82)	$(0.80)
Net income (loss) from discontinued operations	–	–	(0.25)	(0.01)

Net loss	$(0.01)	$(0.04)	$(1.07)	$(0.81)

Basic and diluted shares	292,963	305,144	299,450	310,546

Dividends paid per share	$0.20	$0.15	$0.50	$0.45

Comprehensive income (loss):
Net loss	$(3,349)	$(12,721)	$(320,171)	$(252,451)
Unrealized gains (losses) securities, net of taxes:
Unrealized holding gains (losses) arising during the period, net of taxes of $(199), $(122), $1,113 and $(75)	(291)	(198)	1,682	(118)
Reclassification adjustment for gains included in income net of taxes of $ –, $(602), $58 and $(176)	–	844	(93)	125
Change in foreign currency translation adjustments	3,341	4,101	(5,413)	5,477

Comprehensive loss	$(299)	$(7,974)	$(323,995)	$(246,967)

See Notes to Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Nine months ended January 31,	2012	2011
Net cash used in operating activities	$(1,382,771)	$(1,505,418)

Cash flows from investing activities:
Purchases of available-for-sale securities	(178,014)	–
Principal repayments on mortgage loans held for investment, net	35,460	45,316
Purchases of property and equipment, net	(71,549)	(51,198)
Payments made for business acquisitions, net	(16,022)	(50,832)
Proceeds from sale of businesses, net	533,055	62,298
Franchise loans:
Loans funded	(43,649)	(90,304)
Payments received	8,455	9,926
Other, net	55,794	38,651

Net cash provided by (used in) investing activities	323,530	(36,143)

Cash flows from financing activities:
Repayments of commercial paper	(413,221)	(2,654,653)
Proceeds from commercial paper	644,168	3,286,603
Customer banking deposits, net	735,252	1,002,274
Dividends paid	(150,058)	(140,926)
Repurchase of common stock, including shares surrendered	(180,566)	(283,494)
Proceeds from exercise of stock options, net	(324)	(866)
Other, net	(31,424)	(10,062)

Net cash provided by financing activities	603,827	1,198,876

Effects of exchange rates on cash	(3,446)	4,330

Net decrease in cash and cash equivalents	(458,860)	(338,355)
Cash and cash equivalents at beginning of the period	1,677,844	1,804,045

Cash and cash equivalents at end of the period	$1,218,984	$1,465,690

Supplementary cash flow data:
Income taxes paid	$163,471	$159,916
Interest paid on borrowings	55,266	69,313
Interest paid on deposits	5,170	6,191
Transfers of foreclosed loans to other assets	6,521	12,931

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated balance sheet as of January 31, 2012, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended January 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2012 and 2011 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at January 31, 2012 and for all periods presented have been made. See below for discussion of our presentation of discontinued operations.

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the determination of our allowance for loan losses, potential losses from loan repurchase and indemnity obligations associated with our discontinued mortgage business, contingent losses associated with pending claims and litigation, fair value of reporting units, valuation allowances based on future taxable income, reserves for uncertain tax positions, credit losses on receivable balances and related matters. Estimates have been prepared on the basis of the most current and best information available as of each balance sheet date. As such, actual results could differ materially from those estimates.

Seasonality of Business

Our operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.

Discontinued Operations – Recent Events

In November 2011, we sold substantially all assets of RSM McGladrey, Inc. (RSM) to McGladrey & Pullen LLP (M&P) for net cash proceeds of $495.6 million. We also received a short-term note in the amount of $32.3 million and a long-term note in the amount of $54.0 million. M&P assumed substantially all liabilities of RSM, including contingent payments and lease obligations. We have indemnified M&P for certain litigation matters as discussed in note 13. The net after tax loss on the sale of RSM totaled $37.1 million, which includes an $85.4 million impairment of goodwill recorded in our first quarter and tax benefits of $20.5 million recorded in the third quarter associated with capital loss carry-forwards utilized.

In the first quarter, we also announced we were evaluating strategic alternatives for RSM EquiCo, Inc. (EquiCo), and effective January 31, 2012, we sold the assets of EquiCo’s subsidiary, McGladrey Capital Markets LLC (MCM), for cash proceeds of $1.0 million. We have indemnified the buyer for certain litigation matters related to this business. The net after tax loss on the sale of MCM totaled $12.4 million and included a $14.3 million impairment of goodwill recorded in our first quarter. The remaining EquiCo businesses will be wound down.

As of January 31, 2012, the results of operations of these businesses are presented as discontinued operations in the condensed consolidated financial statements. All periods presented in our condensed consolidated balance sheets and statements of operations have been reclassified to reflect our discontinued operations. See additional information in note 13.

2.	Loss Per Share and Stockholders’ Equity

Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 9.6 million shares for the three and nine months ended January 31, 2012, and 12.6 million shares for the three and nine months ended January 31, 2011, as the effect would be antidilutive due to the net loss from continuing operations during each period.

The computations of basic and diluted loss per share from continuing operations are as follows:

	(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
Net loss from continuing operations attributable to shareholders	$(3,567)	$(11,034)	$(245,735)	$(250,286)
Amounts allocated to participating securities (nonvested shares)	24	(148)	(152)	(142)

Net loss from continuing operations attributable to common shareholders	$(3,543)	$(11,182)	$(245,887)	$(250,428)

Basic weighted average common shares	292,963	305,144	299,450	310,546
Potential dilutive shares	–	–	–	–

Dilutive weighted average common shares	292,963	305,144	299,450	310,546

Loss per share from continuing operations:
Basic	$(0.01)	$(0.04)	$(0.82)	$(0.80)
Diluted	(0.01)	(0.04)	(0.82)	(0.80)

The weighted average shares outstanding for the three and nine months ended January 31, 2012 decreased to 293.0 million and 299.5 million, respectively, from 305.1 million and 310.5 million for the three and nine months ended January 31, 2011, respectively, primarily due to share repurchases completed in the current fiscal year. During the nine months ended January 31, 2012, we purchased and immediately retired 13.0 million shares of our common stock at a cost of $177.5 million. The cost of shares retired during the current period was allocated to the components of stockholders’ equity as follows:

		(in 000s)
Common stock	$130
Additional paid-in capital	7,826
Retained earnings	169,548

	$177,504

During the nine months ended January 31, 2011, we purchased and immediately retired 19.0 million shares of our common stock at a cost of $279.9 million.

In addition to the shares we repurchased as described above, during the nine months ended January 31, 2012, we acquired 0.2 million shares of our common stock at an aggregate cost of $3.1 million. These shares represent shares swapped or surrendered to us in connection with the vesting of nonvested shares and the exercise of stock options. During the nine months ended January 31, 2011, we acquired 0.2 million shares at an aggregate cost of $3.5 million for similar purposes.

During the nine months ended January 31, 2012 and 2011, we issued 1.0 million and 1.1 million shares of common stock, respectively, due to the exercise of stock options, employee stock purchases and vesting of nonvested shares.

During the nine months ended January 31, 2012, we granted 2.4 million stock options and 1.0 million nonvested shares and units under our stock-based compensation plans. The weighted average fair value of options granted was $3.36 for management options. These awards typically vest over a three year period with one-third vesting each year. Stock-based compensation expense of our continuing operations totaled $2.0 million and $11.0 million for the three and nine months ended January 31, 2012, respectively, and $3.5 million and $7.3 million for the three and nine months ended January 31, 2011, respectively. At January 31, 2012, unrecognized compensation cost for options totaled $7.5 million, and for nonvested shares and units totaled $16.5 million.

3.	Receivables

Short-term receivables of our continuing operations consist of the following:

			(in 000s)
As of	January 31, 2012	January 31, 2011	April 30, 2011
Emerald Advance lines of credit	$443,717	$674,317	$31,645
Receivables for tax preparation and related fees	333,636	280,364	38,930
Royalties from franchisees	88,597	84,049	11,645
Loans to franchisees	81,415	85,269	62,181
Receivable from M&P	32,342	–	–
RAC fees receivable	28,942	51,704	–
Tax client receivables related to RALs	1,727	4,874	2,412
Other	89,665	95,732	131,302

	1,100,041	1,276,309	278,115
Allowance for doubtful accounts	(64,139)	(102,837)	(47,943)

	$1,035,902	$1,173,472	$230,172

As discussed in note 1, we have a short-term receivable for $32.3 million and a long-term note receivable in the amount of $54.0 million due from M&P related to the sale of RSM. The short-term receivable note is based on the final post-closing adjustments to the purchase price we expect to receive. The long-term note is unsecured and bears interest at a rate of 8.0%, with all principal and accrued interest due in May 2017. As of January 31, 2012, there is no allowance recorded related to the short-term receivable or the long-term note, however we will monitor publicly available information relevant to the financial condition of M&P to assess future collectability. The long-term note is included in other assets in our condensed consolidated balance sheet.

The short-term portion of Emerald Advance lines of credit (EAs), tax client receivables related to refund anticipation loans (RALs) and loans made to franchisees is included in receivables, while the long-term portion is included in other assets in the condensed consolidated financial statements. These amounts are as follows:

			(in 000s)
	Emerald Advance Lines of Credit	Tax Client Receivables - RALs	Loans to Franchisees
As of January 31, 2012:
Short-term	$443,717	$1,727	$81,415
Long-term	15,001	5,120	134,136

	$458,718	$6,847	$215,551

As of January 31, 2011:
Short-term	$674,317	$4,874	$85,269
Long-term	13,608	5,856	131,340

	$687,925	$10,730	$216,609

As of April 30, 2011:
Short-term	$31,645	$2,412	$62,181
Long-term	21,619	5,855	110,420

	$53,264	$8,267	$172,601

We review the credit quality of our EA receivables and tax client receivables related to RALs based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of January 31, 2012, by year of origination, are as follows:

	(in 000s)
	Emerald Advance Lines of Credit	Tax Client Receivables - RALs
Credit Quality Indicator – Year of origination:
2012	$410,648	$–
2011	21,913	–
2010	4,848	–
2009	4,866	2,034
2008 and prior	2,045	4,813
Revolving loans	14,398	–

	$458,718	$6,847

As of January 31, 2012 and April 30, 2011, $41.4 million and $46.8 million, respectively, of EAs were on non-accrual status and classified as impaired, or more than 60 days past due. All tax client receivables related to RALs are considered impaired.

Loans made to franchisees totaled $215.6 million at January 31, 2012, and consisted of $150.4 million in term loans made to finance the purchase of franchises and $65.2 million in revolving lines of credit made to existing franchisees primarily for the purpose of funding their off-season needs.

Activity in the allowance for doubtful accounts for the nine months ended January 31, 2012 and 2011 is as follows:

	(in 000s)
	Emerald Advance Lines of Credit	Tax Client Receivables - RALs	Loans to Franchisees	All Other	Total
Balance as of April 30, 2011	$4,400	$–	$–	$43,543	$47,943
Provision	33,570	–	–	17,062	50,632
Charge-offs	–	–	–	(34,436)	(34,436)

Balance as of January 31, 2012	$37,970	$–	$–	$26,169	$64,139

Balance as of April 30, 2010	$35,239	$12,191	$4	$43,723	$91,157
Provision	71,325	2	–	22,961	94,288
Charge-offs	(32,919)	(12,193)	(4)	(37,492)	(82,608)

Balance as of January 31, 2011	$73,645	$–	$–	$29,192	$102,837

There were no changes to our methodology related to the calculation of our allowance for doubtful accounts during the nine months ended January 31, 2012.

4.	Mortgage Loans Held for Investment and Related Assets

The composition of our mortgage loan portfolio as of January 31, 2012 and April 30, 2011 is as follows:

	(dollars in 000s)
As of	January 31, 2012		April 30, 2011
	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$297,375	58%	$333,828	58%
Fixed-rate loans	219,134	42%	239,146	42%

	516,509	100%	572,974	100%
Unamortized deferred fees and costs	3,629		4,121
Less: Allowance for loan losses	(89,949)		(92,087)

	$430,189		$485,008

Our loan loss allowance as a percent of mortgage loans was 17.4% at January 31, 2012, compared to 16.1% at April 30, 2011.

Activity in the allowance for loan losses for the nine months ended January 31, 2012 and 2011 is as follows:

	(in 000s)
Nine months ended January 31,	2012	2011
Balance, beginning of the period	$92,087	$93,535
Provision	17,275	24,100
Recoveries	160	169
Charge-offs	(19,573)	(29,928)

Balance, end of the period	$89,949	$87,876

When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired, including those loans more than 60 days past due or modified as troubled debt restructurings (TDRs), are evaluated individually. The balance of these loans and the related allowance is as follows:

	(in 000s)
As of	January 31, 2012		April 30, 2011
	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance
Pooled (less than 60 days past due)	$260,916	$9,467	$304,325	$11,238
Impaired:
Individually (TDRs)	84,443	9,011	106,328	11,056
Individually (60 days or more past due)	171,150	71,471	162,321	69,793

	$516,509	$89,949	$572,974	$92,087

Our portfolio includes loans originated by Sand Canyon Corporation, previously known as Option One Mortgage Corporation, and its subsidiaries (SCC) and purchased by H&R Block Bank (HRB Bank), which constitute 63% of the total loan portfolio at January 31, 2012. We have experienced higher rates of delinquency and believe that we have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio totaled $192.4 million and is characteristic of a prime loan portfolio, and we believe therefore subject to a lower loss exposure. Detail of our mortgage loans held for investment and the related allowance at January 31, 2012 is as follows:

	(dollars in 000s)
	Outstanding	Loan Loss Allowance		% 30+ Days
	Principal Balance	Amount	% of Principal	Past Due
Purchased from SCC	$324,122	$77,373	23.9%	47.1%
All other	192,387	12,576	6.5%	12.4%

	$516,509	$89,949	17.4%	34.2%

Credit quality indicators at January 31, 2012 include the following:

	(in 000s)
Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio
Occupancy status:
Owner occupied	$229,463	$122,424	$351,887
Non-owner occupied	94,659	69,963	164,622

	$324,122	$192,387	$516,509

Documentation level:
Full documentation	$95,323	$140,179	$235,502
Limited documentation	8,414	19,999	28,413
Stated income	189,698	19,793	209,491
No documentation	30,687	12,416	43,103

	$324,122	$192,387	$516,509

Internal risk rating:
High	$129,745	$–	$129,745
Medium	194,377	–	194,377
Low	–	192,387	192,387

	$324,122	$192,387	$516,509

Loans given our internal risk rating of “high” were generally originated by SCC, have no documentation or are stated income and are non-owner occupied. Loans given our internal risk rating of “medium” were generally full documentation or stated income, with loan-to-value at origination of more than 80% and have credit scores at origination below 700. Loans given our internal risk rating of “low” were generally full documentation, with loan-to-value at origination of less than 80% and have credit scores greater than 700.

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

Detail of the aging of the mortgage loans in our portfolio that are past due as of January 31, 2012 is as follows:

	(in 000s)
	Less than 60 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$28,876	$6,159	$141,247	$176,282	$147,840	$324,122
All other	8,423	1,524	20,639	30,586	161,801	192,387

	$37,299	$7,683	$161,886	$206,868	$309,641	$516,509

(1) We do not accrue interest on loans past due 90 days or more.

Information related to our non-accrual loans is as follows:

		(in 000s)
As of	January 31, 2012	April 30, 2011
Loans:
Purchased from SCC	$142,853	$143,358
Other	23,283	14,106

	166,136	157,464

TDRs:
Purchased from SCC	5,729	2,849
Other	1,282	329

	7,011	3,178

Total non-accrual loans	$173,147	$160,642

Information related to impaired loans is as follows:

				(in 000s)
	Portfolio Balance With Allowance	Portfolio Balance With No Allowance	Total Portfolio Balance	Related Allowance
As of January 31, 2012:
Purchased from SCC	$179,776	$40,672	$220,448	$71,084
Other	25,390	9,755	35,145	9,398

	$205,166	$50,427	$255,593	$80,482

As of April 30, 2011:
Purchased from SCC (1)	$180,387	$51,674	$232,061	$71,733
Other (1)	29,027	7,561	36,588	9,116

	$209,414	$59,235	$268,649	$80,849

(1) Classification of amounts as of April 30, 2011 has been restated to conform to the current period presentation.

Information related to the allowance for impaired loans is as follows:

	(in 000s)
As of	January 31, 2012	April 30, 2011
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$71,471	$69,794
Based on discounted cash flow method	9,011	11,055

	$80,482	$80,849

Information related to activities of our non-performing assets is as follows:

		(in 000s)
Nine months ended January 31,	2012	2011
Average impaired loans:
Purchased from SCC	$224,002
All other	35,421

	$259,423	$308,282

Interest income on impaired loans:
Purchased from SCC	$4,340
All other	348

	$4,688	$4,975

Interest income on impaired loans recognized on a cash basis on non-accrual status:
Purchased from SCC	$4,182
All other	324

	$4,506	$4,711

Our real estate owned (REO) includes loans accounted for as in-substance foreclosures of $5.7 million and $7.7 million at January 31, 2012 and April 30, 2011, respectively. Activity related to our REO is as follows:

	(in 000s)
Nine months ended January 31,	2012	2011
Balance, beginning of the period	$19,532	$29,252
Additions	6,521	12,931
Sales	(7,933)	(16,900)
Writedowns	(2,193)	(3,442)

Balance, end of the period	$15,927	$21,841

5.	Investments in Available-for-Sale Securities

The amortized cost and fair value of securities classified as available-for-sale (AFS) held at January 31, 2012 and April 30, 2011 are summarized below:

	(in 000s)
As of		January 31, 2012				April 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Short-term:
Municipal bonds	$2,001	$3	$–	$2,004	$3,023	$58	$–	$3,081
Long-term:
Mortgage-backed securities	303,519	3,243	(287)	306,475	157,970	401	(194)	158,177
Municipal bonds	5,260	448	–	5,708	5,312	347	–	5,659

	308,779	3,691	(287)	312,183	163,282	748	(194)	163,836

Total	$310,780	$3,694	$(287)	$314,187	$166,305	$806	$(194)	$166,917

(1) At January 31, 2012 and April 30, 2011, we had no investments that had been in a continuous loss position for more than twelve months.

We did not record any other-than-temporary impairments of AFS securities during the three or nine months ended January 31, 2012. During the three and nine months ended January 31, 2011, we recorded other-than-temporary impairments of AFS securities totaling $1.5 million and $1.9 million, respectively, as a result of an assessment that it was probable we would not collect all amounts due or an assessment that we would not be able to hold the investments until potential recovery of market value.

Contractual maturities of AFS debt securities at January 31, 2012, occur at varying dates over the next 30 years, and are set forth in the table below.

	(in 000s)
	Cost Basis	Fair Value
Maturing in:
Less than one year	$2,001	$2,004
Two to five years	4,204	4,502
Six to ten years	1,056	1,206
Beyond	303,519	306,475

	$310,780	$314,187

6.	Assets and Liabilities Measured at Fair Value

We use the following valuation methodologies for assets and liabilities measured at fair value and the general classification of these instruments pursuant to the fair value hierarchy.

•

Available-for-sale securities – Available-for-sale securities are carried at fair value on a recurring basis. When available, fair value is based on quoted prices in an active market for identical securities and as such, would be classified as Level 1. If quoted market prices are not available, we use a third-party pricing service to determine fair value and classify the securities as Level 2. The service’s pricing model is based on market data and utilizes available trade, bid and other market information for similar securities. Available-for-sale securities that we classify as Level 2 include certain agency and non-agency mortgage-backed securities and municipal bonds.

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

•

Impaired mortgage loans held for investment – The fair value of impaired mortgage loans held for investment is generally based on the net present value of discounted cash flows for TDRs or the appraised value of the underlying collateral for all other loans. These loans are classified as Level 3.

The following table presents for each hierarchy level the assets that were remeasured at fair value on both a recurring and non-recurring basis during the nine months ended January 31, 2012 and 2011 and the gains (losses) on those remeasurements:

	(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Gain (loss)
As of January 31, 2012:
Recurring:
Mortgage-backed securities	$306,475	$–	$306,475	$–	$2,956
Municipal bonds	7,712	–	7,712	–	451
Non-recurring:
REO	16,883	–	–	16,883	(772)
Impaired mortgage loans held for investment	103,509	–	–	103,509	(6,986)

	$434,579	$–	$314,187	$120,392	$(4,351)

As a percentage of total assets	9.0%	–%	6.5%	2.5%
As of January 31, 2011:
Recurring:
Mortgage-backed securities	$19,927	$–	$19,927	$–	$(91)
Municipal bonds	8,740	–	8,740	–	380
Trust preferred security	21	–	21	–	(1,575)
Non-recurring:
REO	19,532	–	–	19,532	(1,512)
Impaired mortgage loans held for investment	174,062	–	–	174,062	(7,792)

	$222,282	$–	$28,688	$193,594	$(10,590)

As a percentage of total assets	3.8%	–%	0.5%	3.3%
(1) Prior year amounts have been restated to include trust preferred securities that were remeasured during the quarter and the gain (loss) on all remeasurements.

There were no changes to the unobservable inputs used in determining the fair values of our level 2 and level 3 financial assets.

The following methods were used to determine the fair values of our other financial instruments:

•

Cash equivalents, accounts receivable, investment in Federal Home Loan Bank (FHLB) stock, accounts payable, accrued liabilities, commercial paper borrowings and FHLB borrowings – The carrying values reported in the balance sheet for these items approximate fair market value due to the relative short-term nature of the respective instruments.

•

Long-term financing receivables – The carrying values reported in the balance sheet for loans to franchisees approximate fair market value due to the variable interest rates and respective collateral values of these assets. The long-term note receivable from M&P bears interest at a rate similar to available market rates, and therefore carrying value approximates fair market value. Long-term EA and tax client receivables related to RALs are carried at net realizable value which approximates fair value.

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

•

Long-term debt and FHLB borrowings – The fair value of borrowings is based on rates currently available to us for obligations with similar terms and maturities, including current market yields on our Senior Notes.

The carrying amounts and estimated fair values of our financial instruments at January 31, 2012 are as follows:

	(in 000s)
	Carrying Amount	Estimated Fair Value
Mortgage loans held for investment	$430,189	$260,691
Deposits	1,593,604	1,585,985
Long-term borrowings	1,040,237	1,078,152

7.	Goodwill and Intangible Assets

Changes in the carrying amount of the goodwill of our continuing operations for the nine months ended January 31, 2012 consist of the following:

(in 000s)
Tax Services
Balance at April 30, 2011:
Goodwill	$459,039
Accumulated impairment losses	(24,888)

434,151

Changes:
Acquisitions	9,506
Disposals and foreign currency changes	(5,805)
Impairments	(4,257)
Balance at January 31, 2012:
Goodwill	462,740
Accumulated impairment losses	(29,145)

$433,595

In the current year, we discontinued service under our ExpressTax brand. As a result, we recorded an impairment of the reporting unit’s goodwill, which totaled $4.3 million.

We test goodwill and other indefinite-life intangible assets for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

Intangible assets of our continuing operations consist of the following:

		(in 000s)
As of		January 31, 2012			April 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tax Services:
Customer relationships	$90,355	$(44,805)	$45,550	$87,624	$(41,076)	$46,548
Noncompete agreements	23,725	(22,628)	1,097	23,456	(22,059)	1,397
Reacquired franchise rights	214,330	(13,052)	201,278	214,330	(9,961)	204,369
Franchise agreements	19,201	(4,053)	15,148	19,201	(3,093)	16,108
Purchased technology	14,700	(10,200)	4,500	14,700	(8,505)	6,195
Trade name	1,325	(750)	575	1,325	(600)	725

	$363,636	$(95,488)	$268,148	$360,636	$(85,294)	$275,342

Amortization of intangible assets of our continuing operations for the three and nine months ended January 31, 2012 was $4.7 and $15.2 million, respectively. Additionally, we recorded an impairment of customer relationships of $4.0 million, related to the discontinuation of our ExpressTax brand, as discussed above. Amortization of intangible assets of our continuing operations for the three and nine months ended January 31, 2011 was $4.5 and $12.8 million, respectively. Estimated amortization of intangible assets for fiscal years 2012 through 2016 is $17.7 million, $16.5 million, $14.6 million, $11.3 million and $10.7 million, respectively.

8.	Borrowings

Borrowings consist of the following:

			(in 000s)
As of	January 31, 2012	January 31, 2011	April 30, 2011
Commercial paper	$230,947	$632,566	$–

Senior Notes, 7.875%, due January 2013	$599,871	$599,758	$599,788
Senior Notes, 5.125%, due October 2014	399,364	399,117	399,177
Other	41,002	40,913	41,119

Total long-term debt	1,040,237	1,039,788	1,040,084
Less: Current portion	(630,996)	(551)	(557)

	$409,241	$1,039,237	$1,039,527

We had commercial paper borrowings of $230.9 million at January 31, 2012, compared to $632.6 million at the same time last year. These borrowings were used to fund our off-season losses and cover our seasonal working capital needs.

As of January 31, 2012, our $600.0 million Senior Notes are included in current portion of long-term debt in our condensed consolidated balance sheet due to their contractual maturity in January 2013.

At January 31, 2012, we maintained a committed line of credit (CLOC) agreement to support commercial paper issuances, general corporate purposes or for working capital needs. This facility provides funding up to $1.7 billion and matures July 31, 2013. This facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus 0.30% to 1.80% (depending on the type of borrowing) and includes an annual facility fee of 0.20% to 0.70% of the committed amounts (based on our credit ratings). Covenants in this facility include: (1) maintenance of a minimum equity of $650.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the CLOC agreement, to $200.0 million or less for thirty consecutive days during the period March 1 to June 30 of each year. At January 31, 2012, we were in compliance with these covenants and had net worth of $806.4 million. We had no balance outstanding under the CLOC at January 31, 2012. Effective March 2, 2012, we amended our CLOC agreement to reduce the amount of minimum equity that we must maintain as of the last day of any fiscal quarter from $650.0 million to $500.0 million.

HRB Bank is a member of the FHLB of Des Moines, which extends credit to member banks based on eligible collateral. At January 31, 2012, HRB Bank had total FHLB advance capacity of $284.2 million. There was $25.0 million outstanding on this facility, leaving remaining availability of $259.2 million. Mortgage loans held for investment of $372.7 million serve as eligible collateral and are used to determine total capacity.

9.	Income Taxes

We file a consolidated federal income tax return in the United States and file tax returns in various state and foreign jurisdictions. The U.S. Federal consolidated tax returns for the years 1999 through 2010 are currently under examination by the Internal Revenue Service, with the 1999-2007 years currently at the appellate level. Federal returns for tax years prior to 1999 are closed by statute. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the exam.

We had gross unrecognized tax benefits of $199.2 million and $154.8 million at January 31, 2012 and April 30, 2011, respectively. The gross unrecognized tax benefits increased $44.4 million net in the current year, due primarily to accruals of tax on positions related to current and prior years partially offset by statute of limitations expirations and settlements with taxing authorities. A majority of the tax expense related to the increase in unrecognized benefits is recorded in discontinued operations as it relates to operations that have been discontinued and/or disposed. Except as noted below, we have classified the liability for unrecognized tax benefits, including corresponding accrued interest, as long-term at January 31, 2012, and included this amount in other noncurrent liabilities on the condensed consolidated balance sheet.

Based upon the expiration of statutes of limitations, payments of tax and other factors in several jurisdictions, we believe it is reasonably possible that the gross amount of reserves for previously unrecognized tax benefits may decrease by approximately $3.5 million within the twelve month period after January 31, 2012. This portion of our liability for unrecognized tax benefits has been classified as current and is included in accounts payable, accrued expenses and other current liabilities on the condensed consolidated balance sheets.

10.	Interest Income and Expense

The following table shows the components of interest income and expense of our continuing operations:

	(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
Interest income:
Emerald Advance lines of credit	$30,062	$46,132	$30,297	$47,590
Mortgage loans, net	4,948	5,923	15,760	18,771
Other	4,466	3,957	13,680	10,305

	$39,476	$56,012	$59,737	$76,666

Interest expense:
Borrowings	$21,382	$21,678	$63,625	$62,903
Deposits	2,011	2,587	5,275	6,457
FHLB advances	150	397	452	1,189

	$23,543	$24,662	$69,352	$70,549

11.	Regulatory Requirements

HRB Bank historically filed its regulatory Thrift Financial Report (TFR) on a calendar quarter basis with the Office of Thrift Supervision (OTS). In July 2011, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Reform Act), the responsibility and authority of the OTS moved to the Office of the Comptroller of the Currency (OCC). HRB Bank filed its TFRs with the OCC through December 31, 2011. Beginning March 31, 2012, HRB Bank will file Reports of Condition and Income (Call Report) with the OCC quarterly. Additionally, H&R Block, Inc. as the bank holding company is now regulated by the Federal Reserve Bank and, as such, is subject to certain reporting requirements.

The following table sets forth HRB Bank’s regulatory capital requirements, as calculated in its TFR:

	(dollars in 000s)
					To Be Well Capitalized
	Actual		For Capital Adequacy Purposes		Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total risk-based capital ratio (1)	$411,163	48.8%	$67,407	8.0%	$84,258	10.0%
Tier 1 risk-based capital ratio (2)	$400,438	47.5%	N/A	N/A	$50,555	6.0%
Tier 1 capital ratio (leverage) (3)	$400,438	25.6%	$187,642	12.0%	$78,184	5.0%
Tangible equity ratio (4)	$400,438	25.6%	$23,455	1.5%	N/A	N/A
As of March 31, 2011:
Total risk-based capital ratio (1)	$405,000	92.5%	$35,019	8.0%	$43,773	10.0%
Tier 1 risk-based capital ratio (2)	$399,187	91.2%	N/A	N/A	$26,264	6.0%
Tier 1 capital ratio (leverage) (3)	$399,187	22.8%	$209,758	12.0%	$87,399	5.0%
Tangible equity ratio (4)	$399,187	22.8%	$26,220	1.5%	N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.

Block Financial LLC (BFC) typically makes capital contributions to HRB Bank to help it meet its capital requirements. BFC made capital contributions to HRB Bank of $200.0 million during the nine months ended January 31, 2012, with an additional $200.0 million contributed in February 2012.

As of January 31, 2012, HRB Bank’s leverage ratio was 27.1%.

12.	Commitments and Contingencies

Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the condensed consolidated balance sheets, are as follows:

		(in 000s)
Nine months ended January 31,	2012	2011
Balance, beginning of period	$140,603	$141,542
Amounts deferred for new guarantees issued	19,471	19,376
Revenue recognized on previous deferrals	(57,254)	(59,882)

Balance, end of period	$102,820	$101,036

In addition to amounts accrued for our POM guarantee, we had accrued $12.5 million and $14.7 million at January 31, 2012 and April 30, 2011, respectively, related to our standard guarantee which is included with our standard tax preparation services.

The following table summarizes certain of our other contractual obligations and commitments:

		(in 000s)
As of	January 31, 2012	April 30, 2011
Franchise Equity Lines of Credit – undrawn commitment	$22,209	$37,695
Media advertising purchase obligation	5,714	9,498

We have recorded liabilities totaling $8.2 million and $11.0 million as of January 31, 2012 and April 30, 2011, respectively, in conjunction with contingent payments related to recent acquisitions of our continuing operations, with the short-term amount recorded in accounts payable, accrued expenses and deposits and the long-term portion included in other noncurrent liabilities. Our estimate is based on current financial conditions. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate.

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases are limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of guarantees and indemnifications relating to our continuing operations is not material as of January 31, 2012.

Variable Interests

We evaluated our financial interests in variable interest entities (VIEs) as of January 31, 2012 and determined that, other than the changes related to the sale of RSM, there have been no significant changes related to those financial interests.

Discontinued Operations – Representation and Warranty Obligations

SCC ceased originating mortgage loans in December 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans.

In connection with the sale of loans and/or residential mortgage-backed securities (RMBS), SCC made certain representations and warranties, including, but not limited to, representations relating to matters such as ownership of the loan, validity of the lien securing the loan, borrower fraud and the loan’s compliance with SCC’s underwriting criteria. Representations and warranties related to borrower fraud in whole loan sale transactions to institutional investors, which represented approximately 68% of the disposal of originated loans, included a “knowledge qualifier” which limits SCC’s liability to those instances where SCC had knowledge of the fraud at the time the loans were sold. Representations and warranties made in other sale transactions did not include a knowledge qualifier. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan or a securitization insurer’s or bondholders’ interest in the mortgage loan, SCC may be obligated to repurchase the loan or otherwise indemnify certain parties for losses incurred in connection with loan liquidation. Generally, repurchase requests are not subject to a stated term, but actions to enforce a repurchase obligation would be subject to the applicable statutes of limitations.

Representation and warranty claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan’s compliance with the underwriting standards established by SCC at origination and borrower fraud. Claims received since May 1, 2008 are as follows:

(in millions)
	Fiscal Year		Fiscal Year 2010				Fiscal Year 2011			Fiscal Year 2012
	2009	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Total
Loan Origination Year:
2005	$62	$–	$15	$–	$–	$6	$1	$–	$1	$–	$–	$4	$89
2006	217	2	57	4	45	100	15	29	50	29	130	29	707
2007	153	4	11	7	–	3	5	4	4	2	353	2	548

Total	$432	$6	$83	$11	$45	$109	$21	$33	$55	$31	$483	$35	$1,344

Note: The table above excludes amounts related to an indemnity agreement dated April 2008, which is discussed below.

SCC received $35 million in claims in the third quarter of fiscal year 2012, most of which were asserted by a private-label securitization trustee on behalf of bondholders ($29 million) with the remainder asserted by monoline insurers ($6 million). The nature of the claims and the characteristics of the loans to which they relate, including loan vintage, loan performance characteristics, and alleged breaches of representations and warranties, are generally consistent with claims received in prior periods. The amount of claims received varies from period to period, and these variances have been and are expected to continue to fluctuate substantially. Although there is no certainty regarding future claims volume, expiring statutes of limitations and developments in securities litigation and other proceedings to which we are not a party could impact claim volumes during upcoming periods. SCC believes that claim volumes fluctuate in relation to the volume of requests from third parties for access to loan files managed by the party that services the majority of the outstanding SCC-originated loans. SCC and the servicer are currently in a legal dispute over the manner in which the servicer provides that access and the results of the dispute could impact the loan file access of third parties.

For claims received, reviewed and determined to be valid or otherwise settled, SCC has complied with its obligations by either repurchasing the mortgage loans or related collateral, reimbursing losses in connection with liquidated collateral, or reaching other settlements. Since May 2008, SCC has denied approximately 88% of all claims reviewed, excluding loans covered by other settlements. Of claims determined to be valid, approximately 22% resulted in loan repurchases and 78% resulted in reimbursement or settlement payments. Losses on loan repurchase, indemnification and settlement payments totaled approximately $120 million for the period May 1, 2008 through January 31, 2012. Loss severity rates on repurchases and indemnification have approximated 59% and SCC has not observed any material trends related to average losses. Repurchased loans are considered held for sale and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The net balance of all mortgage loans held for sale by SCC was $10.6 million at January 31, 2012.

SCC generally has 60 to 120 days to respond to representation and warranty claims and performs a loan-by-loan review of all claims during this time. During the current quarter, SCC completed its review of prior period claims with an approximate principal balance of $220 million. Claims determined to be valid during the current quarter have estimated losses of $1.2 million. Payments related to these claims remained pending at January 31, 2012. Counterparties are able to reassert claims that SCC has denied. Claims totaling approximately $399 million remained subject to review as of January 31, 2012. As of January 31, 2012, approximately $79 million of claims under review represent a reassertion of previously denied claims.

All claims asserted against SCC since May 1, 2008 relate to loans originated during calendar years 2005 through 2007, of which, approximately 90% relate to loans originated in calendar years 2006 and 2007. During calendar years 2005 through 2007, SCC originated approximately $84 billion in loans, of which less than 1% were sold directly to government sponsored entities. Government sponsored entities also purchased bonds backed by SCC-originated mortgage loans and, with respect to these bonds, have the same rights as other bondholders in private label securitizations. SCC is not subject to representation and warranty losses on loans that have been paid in full, repurchased, or were sold without recourse.

The majority of claims asserted since May 1, 2008 determined by SCC to represent a valid breach of its representations and warranties, relate to loans that became delinquent within the first two years following the origination of the mortgage loan. Based on its experiences to date, SCC believes the longer a loan performs prior to an event of default, the less likely the default will be related to a breach of a representation and warranty. A loan that defaults within the first two years following the origination of the mortgage loan does not necessarily default due to a breach of a representation and warranty. Loans originated in 2005, 2006 and 2007 that defaulted in the first two years totaled $4.0 billion, $6.3 billion and $2.9 billion, respectively.

SCC estimates losses relating to representation and warranty claims by estimating loan repurchase and indemnification obligations based on historical validity and severity rates on both known claims and projections of future claims. Projections of future claims are based on an analysis that includes a review of the terms and provisions of related agreements, the historical experience under repurchase and indemnification obligations related to breaches of representations and warranties and third-party activity, which includes inquiries from various third-parties, loan file access by third parties, and repurchase demands. SCC’s methodology for calculating this liability also includes an assessment of the probability that individual counterparties (private label securitization trustees on behalf of bondholders, monoline insurers and whole-loan purchasers) will assert future claims.

SCC has recorded a liability for estimated contingent losses related to representation and warranty claims as of January 31, 2012 of $142.9 million, which represents SCC’s estimate of the probable loss that may occur. Although SCC reviewed claims during the quarter that were deemed valid, payments related to those claims were still pending as of January 31, 2012. As such, the balance of the recorded liability at January 31, 2012 remained unchanged from the preceding quarter. During the second quarter of fiscal year 2012, SCC observed substantially increased third-party activity. As a result of this third-party activity, SCC’s estimate of probable claims increased from its prior expectations and accordingly, it recorded an additional loss provision at the end of the second quarter. In the third quarter of fiscal year 2012, third-party activity decreased relative to the second quarter. During the prior fiscal year, SCC made payments totaling $49.8 million under an indemnity agreement dated April 2008 with a specific counterparty in exchange for a full and complete release of such party’s ability to assert representation and warranty claims. The indemnity agreement was given as part of obtaining the counterparty’s consent to SCC’s sale of its mortgage servicing business in 2008. SCC has no remaining payment obligations under this indemnity agreement.

The recorded liability represents SCC’s estimate of losses from future representation and warranty claims where assertion of a claim and a related contingent loss are both determined to be probable. Because the rate at which future claims may be determined to be valid and actual loss severity rates may differ significantly from historical experience, SCC is not able to estimate reasonably possible loss outcomes in excess of its current accrual. A 1% increase in both assumed validity rates and loss severities would result in losses beyond SCC’s accrual of approximately $22 million. This sensitivity is hypothetical and is intended to provide an indication of the impact of a change in key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which could affect the sensitivity and the amount of losses.

While SCC uses what it believes to be the best information available to it in estimating its liability, assessing the likelihood that claims will be asserted in the future and estimating probable losses are inherently subjective and require considerable management judgment. To the extent that the volume of asserted claims, the level of valid claims, the counterparties asserting claims, the nature of claims, or the value of residential home prices, among other factors, differ in the future from current estimates, future losses may be greater than the current estimates and those differences may be significant.

A rollforward of our liability for losses on repurchases for the nine months ended January 31, 2012 and 2011 is as follows:

	(in 000s)
Nine months ended January 31,	2012	2011
Balance at beginning of period:
Amount related to repurchase and indemnifications	$126,260	$138,415
Amount related to indemnity agreement dated April 2008	–	49,785

	126,260	188,200

Changes:
Provision for estimated losses	20,000	–
Losses on repurchase and indemnifications	(3,337)	(7,652)
Payments under indemnity agreement dated April 2008	–	(25,562)

Balance at end of period:
Amount related to repurchase and indemnifications	142,923	130,763
Amount related to indemnity agreement dated April 2008	–	24,223

	$142,923	$154,986

Discontinued Operations – Indemnification Obligations

SCC may also have indemnification obligations with respect to loans and securities it originated and sold, as discussed in note 14.

See discussion in note 13 below for indemnification obligations related to the sales of RSM and MCM.

13.	Discontinued Operations

As of January 31, 2012, the results of operations and the related losses on the sale of RSM and MCM businesses are presented as discontinued operations in the condensed consolidated financial statements. Our discontinued operations also include the results of operations of SCC, which exited its mortgage business in fiscal year 2008.

In connection with the sale of RSM and MCM, we indemnified the buyers against certain litigation matters. The indemnities are not subject to a stated term or limit. Accounting Standards Codification 460 – Guarantees (ASC 460) requires that we recognize a liability for the estimated fair value of guarantee and indemnification obligations at the inception of the arrangement. We have estimated an aggregate fair value of $6.0 million related to these indemnifications and recorded a liability in that amount as of the date of the sales. Subsequent changes in this liability will be determined in accordance with ASC 460 and ASC 450 – Loss Contingencies and recorded in discontinued operations.

The results of operations of our discontinued operations are as follows:

	(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011

Revenues	$50,508	$171,071	$416,436	$549,180

Pretax income (loss) from operations:

RSM and related businesses	$1,117	$8,327	$18,831	$15,228

Mortgage	(27,385)	(10,551)	(54,019)	(17,125)

	(26,268)	(2,224)	(35,188)	(1,897)

Income taxes (benefit)	(6,462)	(537)	(10,268)	268

Net income (loss) from operations	(19,806)	(1,687)	(24,920)	(2,165)

Pretax loss on sales of businesses	(236)	—	(109,485)	—

Income tax benefit	(20,260)	—	(59,969)	—

Net gain (loss) on sales of businesses	20,024	—	(49,519)	—

Net income (loss) from discontinued operations	$218	$(1,687)	$(74,436)	$(2,165)

The sale of RSM resulted in a pretax financial statement loss, but produced a gain for tax purposes. The tax gain resulted primarily from larger amortization deductions taken for tax purposes than for financial statement purposes. A portion of the gain from the sale of intangible assets is capital in nature and can be offset by utilization of capital loss carry forwards. A net income tax benefit of $20.5 million was recorded in discontinued operations related to the sale.

14.	Litigation and Related Contingencies

We are a defendant in a large number of litigation matters, arising both in the ordinary course of business and otherwise, including as described below. The matters described below are not all of the lawsuits to which we are subject. In some of the matters, very large and/or indeterminate amounts, including punitive damages, are sought. U.S. jurisdictions permit considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the trial court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. We believe that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value due to this variability in pleadings and our experience in litigating or resolving through settlement numerous claims over an extended period of time.

The outcome of a litigation matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Among other things, uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how trial and appellate courts will apply the law. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will themselves view the relevant evidence and applicable law.

In addition to litigation matters, we are also subject to other claims and regulatory investigations arising out of our business activities, including as described below.

We establish liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been established for a number of the matters noted below. For such matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made. It is possible that litigation and regulatory matters could require us to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at January 31, 2012. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such charges are likely to have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of January 31, 2012, we have accrued $89.0 million, including obligations under certain indemnifications, compared to $70.6 million at April 30, 2011.

Matters as to Which an Estimate Can Be Made

For some matters, we are able to estimate a reasonably possible range of loss. For those matters, as of January 31, 2012, we estimate the aggregate range of reasonably possible losses in excess of amounts accrued to be approximately $0 to $61 million.

Matters as to Which an Estimate Cannot Be Made

For other matters, we are not currently able to estimate the reasonably possible loss or range of loss. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. On a quarterly and annual basis, we review relevant information with respect to litigation contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.

Litigation and Other Claims Pertaining to Discontinued Mortgage Operations

Although SCC’s mortgage loan origination activities ceased in December 2007 and SCC’s loan servicing business was sold in April 2008, SCC and HRB have been, remain and may in the future be subject to investigations, claims and lawsuits pertaining to SCC’s mortgage business activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state and federal regulators, third party indemnitees, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, fraud and other common law torts, rights to indemnification, and violations of securities laws, the Truth in Lending Act (TILA), Equal Credit Opportunity Act and the Fair Housing Act. Given the non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over time and is expected to continue to increase further. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict and thus in many cases cannot be reasonably estimated. In the event of unfavorable outcomes, the amounts that may be required to be paid in the discharge of liabilities or settlements could be substantial and could have a material impact on our consolidated financial position, results of operations and cash flows. Certain of these matters are described in more detail below.

On February 1, 2008, a class action lawsuit was filed in the United States District Court for the District of Massachusetts against SCC and other related entities styled Cecil Barrett, et al. v. Option One Mortgage Corp., et al. (Civil Action No. 08-10157-RWZ). Plaintiffs allege discriminatory practices relating to the origination of mortgage loans in violation of the Fair Housing Act and Equal Credit Opportunity Act,

and seek declaratory and injunctive relief in addition to actual and punitive damages. The court dismissed H&R Block, Inc. from the lawsuit for lack of personal jurisdiction. In March 2011, the court issued an order certifying a class, which defendants sought to appeal. On August 24, 2011, the First Circuit Court of Appeals declined to hear the appeal, noting that the district court could reconsider its certification decision in light of a recent ruling by the United States Supreme Court in an unrelated matter. SCC has filed a motion to decertify the class, which remains pending. A portion of our loss contingency accrual is related to this lawsuit for the amount of loss that we consider probable and estimable. We believe SCC has meritorious defenses to the claims in this case and it intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

On December 9, 2009, a putative class action lawsuit was filed in the United States District Court for the Central District of California against SCC and H&R Block, Inc. styled Jeanne Drake, et al. v. Option One Mortgage Corp., et al. (Case No. SACV09-1450 CJC). Plaintiffs allege breach of contract, promissory fraud, intentional interference with contractual relations, wrongful withholding of wages and unfair business practices in connection with the failure to pay severance benefits to employees when their employment transitioned to American Home Mortgage Servicing, Inc. in connection with the sale of certain assets and operations of Option One. Plaintiffs seek to recover severance benefits of approximately $8 million, interest and attorney’s fees, in addition to penalties and punitive damages on certain claims. On September 2, 2011, the court granted summary judgment in favor of the defendants on all claims. Plaintiffs have filed an appeal, which remains pending. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC-related entities, H&R Block, Inc. and other entities, arising out of FHLB’s purchase of mortgage-backed securities. The plaintiff seeks rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $41 million remains outstanding. The plaintiff agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, have filed motions to dismiss, which are pending. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

SCC has been working with the staff of the U.S. Securities and Exchange Commission in connection with the staff’s investigation of matters related to eighteen RMBS transactions of SCC. Based on the progress of the investigation, the scope of which has continued to narrow in focus, SCC has offered to resolve the matter with the payment of approximately $28 million. As a result, SCC has established a liability as of January 31, 2012, which is included in our loss contingency accrual. Although we believe that this matter can be resolved on satisfactory terms, any resolution of this matter would require approval by the U.S. Securities and Exchange Commission and of the U.S District Court, neither of which has been obtained, and which we cannot provide assurance will be obtained on satisfactory terms or at all.

SCC or its subsidiaries entered into indemnification agreements with certain third parties that sold or underwrote the sale of securities. Some of those third parties are defendants in lawsuits where various other parties are seeking damages and other remedies based on the activities of such third parties in the sale of RMBS, including in some instances, SCC securitizations. SCC has received notices from some of these third parties for indemnification against losses, including defense costs, that those third parties might incur as a result of these lawsuits. We have not concluded that a loss related to any of these matters is probable nor have we established a loss contingency related to any of these matters.

Employment-Related Claims and Litigation

We have been named in several wage and hour class action lawsuits throughout the country, including Alice Williams v. H&R Block Enterprises LLC, Case No. RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008) (alleging improper classification and failure to compensate for all hours worked and to provide meal periods to office managers in California); Arabella Lemus, et al. v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009) (alleging failure to timely pay compensation to tax professionals in California); Delana Ugas, et al. v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009) (alleging failure to compensate tax professionals in California for all hours worked and to provide meal periods); and Barbara Petroski, et al. v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010) (alleging failure to compensate tax professionals nationwide for off-season training).

A class was certified in the Lemus case in December 2010 (consisting of tax professionals who worked in company-owned offices in California from 2007 to 2010); in the Williams case in March 2011 (consisting of office managers who worked in company-owned offices in California from 2004 to 2011); and in the Ugas case in August 2011 (consisting of tax professionals who worked in company-owned offices in California from 2006 to 2011). In Petroski, a conditional class was certified under the Fair Labor Standards Act in March 2011 (consisting of tax professionals nationwide who worked in company-owned offices and who were not compensated for certain training courses occurring on or after April 15, 2007). Two classes were also certified under state laws in California and New York (consisting of tax professionals who worked in company-owned offices in those states). A trial date has been set in the Williams case for April 30, 2012.

The plaintiffs in the wage and hour class action lawsuits seek actual damages, pre-judgment interest and attorneys’ fees, in addition to statutory penalties under state and federal law, which could equal up to 30 days of wages per tax season for class members who worked in California. A portion of our loss contingency accrual is related to these lawsuits for the amount of loss that we consider probable and estimable. The amounts claimed in these matters are substantial in some instances and the ultimate liability with respect to these matters is difficult to predict. We believe we have meritorious defenses to the claims in these cases and intend to defend the cases vigorously, but there can be no assurances as to the outcome of these cases or their impact on our consolidated financial position, results of operations and cash flows, individually or in the aggregate.

To avoid the cost and inherent risk associated with litigation, we reached an agreement to settle the Lemus case in January 2012, subject to approval by the federal court in California in which the case is pending. This settlement would require a maximum payment of $35 million, although the actual cost of the settlement would depend on the number of valid claims submitted by class members. The federal court granted preliminary approval of the settlement on February 10, 2012. A final approval hearing is scheduled to occur on May 10, 2012. We have recorded a liability for our estimate of the expected loss. If for any reason the settlement is not approved, we will continue to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

RAL and RAC Litigation

We have been named in a putative class action styled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The plaintiffs allege inadequate disclosures with respect to the RAL product and assert claims for violation of consumer protection statutes, negligent misrepresentation, breach of fiduciary duty, common law fraud, usury, and violation of the TILA. Plaintiffs seek unspecified actual and punitive damages, injunctive relief, attorneys’ fees and costs. A Pennsylvania class was certified, but later decertified by the trial court in December 2003. An appellate court subsequently reversed the decertification decision. We are appealing the reversal. We have not concluded that a loss related to this matter is probable nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to this case and intend to defend the case vigorously, but there can be no assurances as to the outcome of this case or its impact on our consolidated financial position, results of operations and cash flows.

A series of class action lawsuits were filed against us in various federal courts beginning on November 17, 2011 concerning the RAL and RAC products, styled Anthony Johnson v. H&R Block, Inc., et. al. (Case No. 2:11-cv-09577) (C.D. Cal.); Norma Molina-Servin v. H&R Block, Inc., et. al. (Case No. 1:11-cv-08244) (N.D. Ill.); William Wimbley v. H&R Block, Inc., et. al. (Case No. 1:11-cv-24159) (S.D. Fla.); Sandy Morton v. H&R Block, Inc., et. al. (Case No. 4:11-cv-00859) (E.D. Ark.); Iris Orta v. H&R Block, Inc., et. al. (Case No. 2:11-cv-01149) (E.D. Wis.); Maggie Murchio v. H&R Block, Inc., et. al. (Case No.1:12-cv-00063) (W.D. Md.); and Catherine Gaddy v. H&R Block, Inc., et. al. (Case No. 1:12-cv-00052) (M.D. N.C). The plaintiffs generally allege we engaged in unfair, deceptive and/or fraudulent acts in violation of various state consumer protection laws by facilitating RALs that were accompanied by allegedly inaccurate TILA disclosures, and by offering RACs without any TILA disclosures. Certain plaintiffs also allege violation of disclosure requirements of various state statutes expressly governing RALs and provisions of those statutes prohibiting tax preparers from charging or retaining certain fees. Collectively, the plaintiffs seek to represent clients who purchased RAL or RAC products in up to forty-two states and the District of Columbia during timeframes ranging from 2007 to the present. The plaintiffs seek equitable relief, disgorgement of profits, compensatory and statutory damages, restitution, civil penalties, attorneys’ fees and costs. The plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation on December 9, 2011 to consolidate the cases before a single court for pretrial proceedings (In Re Refund Anticipation Loan Litigation, MDL No. 2334). This motion remains pending. We have not concluded that a loss related to this matter is probable nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to the claims in these cases, and we intend to defend the cases vigorously, but there can be no assurances as to the outcome or the impact on our consolidated financial position, results of operations and cash flows.

Express IRA Litigation

We have one remaining lawsuit regarding our former Express IRA product. That case was filed on January 2, 2008 by the Mississippi Attorney General in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) and is styled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., H&R Block Financial Advisors, Inc., et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the sale of the product in Mississippi and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

Although we sold H&R Block Financial Advisors, Inc. (HRBFA) effective November 1, 2008, we remain responsible for any liabilities relating to the Express IRA litigation, among other things, through an indemnification agreement. A portion of our accrual is related to these indemnity obligations.

Litigation and Claims Pertaining to the Discontinued Operations of RSM McGladrey

On April 17, 2009, a shareholder derivative complaint was filed by Brian Menezes, derivatively and on behalf of nominal defendant International Textile Group, Inc. against McGladrey Capital Markets, LLC (MCM) in the Court of Common Pleas, Greenville County, South Carolina (C.A. No. 2009-CP-23-3346) styled Brian P. Menezes, Derivatively on Behalf of Nominal Defendant, International Textile Group, Inc. (f/k/a Safety Components International, Inc.) v. McGladrey Capital Markets, LLC (f/k/a RSM EquiCo Capital Markets, LLC), et al. Plaintiffs filed an amended complaint in October 2011 styled In re International Textile Group Merger Litigation, adding a putative class action claim against MCM. Plaintiffs allege claims of aiding and abetting, civil conspiracy, gross negligence and breach of fiduciary duty against MCM in connection with a fairness opinion MCM provided to the Special Committee of Safety Components International, Inc. (SCI) in 2006 regarding the merger between International Textile Group, Inc. and SCI. Plaintiffs seek actual and punitive damages, pre-judgment interest, attorneys’ fees and costs. On February 8, 2012, the court dismissed plaintiffs’ civil conspiracy claim against all defendants. Plaintiffs’

other claims remain pending. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and styled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. (the “RSM Parties”), Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by EquiCo, including allegations of fraud, conversion and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. To avoid the cost and inherent risk associated with litigation, the parties reached an agreement to settle the case for a maximum payment of $41.5 million, although the actual cost of the settlement will depend on the number of valid claims submitted by class members. The California Superior Court granted final approval of the settlement on October 20, 2011. We previously recorded a liability for our best estimate of the expected loss. The amount we paid during our third quarter did not exceed the amount we had previously accrued.

Other

We are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits may include actions by state attorneys general, other state regulators, federal regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. We believe we have meritorious defenses to each of these investigations, claims and lawsuits, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances; however, the ultimate liability with respect to such matters is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material impact on our consolidated financial position, results of operations and cash flows.

We are also party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (collectively, “Other Claims”) concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material impact on our consolidated financial position, results of operations and cash flows.

15.	Segment Information

Results of our continuing operations by reportable operating segment are as follows:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
Revenues:
Tax Services	$655,701	$672,810	$868,144	$875,376
Corporate	7,579	7,486	24,953	24,345

	$663,280	$680,296	$893,097	$899,721

Pretax income (loss):
Tax Services	$31,716	$4,114	$(311,733)	$(324,865)
Corporate	(32,742)	(30,082)	(93,823)	(91,770)

Loss from continuing operations before income tax (benefit)	$(1,026)	$(25,968)	$(405,556)	$(416,635)

As of January 31, 2012, the results of operations of our previously reported Business Services segment are presented as discontinued operations in the condensed consolidated statements of operations. All periods presented have been reclassified to reflect our discontinued operations. See notes 1 and 13 for additional information.

16.	Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the amendments in this guidance, an entity may consider qualitative factors before applying Step 1 of the goodwill impairment assessment, but may no longer be permitted to carry forward estimates of a reporting unit’s fair value from a prior year when specific criteria are met. These amendments are effective for goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the effect of this guidance on our condensed consolidated financial statements.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” Under the amendments in this guidance, an entity will be required to provide additional disclosures about the valuation processes and sensitivities of Level 3 assets and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value is required to be disclosed These amendments are effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We do not expect this guidance to have a material effect on our condensed consolidated financial statements.

In April 2011, the FASB issued Accounting Standards Update 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This guidance assists in determining if a loan modification qualifies as a TDR and requires that creditors must determine that a concession has been made and the borrower is having financial difficulties. We adopted this guidance as of May 1, 2011. We did not identify any new TDRs attributable to this new guidance and it did not have a material effect on our condensed consolidated financial statements.

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

17.	Condensed Consolidating Financial Statements

BFC is an indirect, wholly-owned subsidiary of the Company. BFC is the Issuer and the Company is the Guarantor of the Senior Notes issued on January 11, 2008 and October 26, 2004, our CLOC and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.

Condensed Consolidating Statements of Operations					(in 000s)
Three months ended January 31, 2012	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$65,604	$597,837	$(161)	$663,280

Cost of revenues	–	77,965	377,436	(161)	455,240
Selling, general and administrative	–	9,705	202,031	–	211,736

Total expenses	–	87,670	579,467	(161)	666,976

Operating income (loss)	–	(22,066)	18,370	–	(3,696)
Other income (expense), net	(1,026)	1,301	1,369	1,026	2,670

Income (loss) from continuing operations before tax (benefit)	(1,026)	(20,765)	19,739	1,026	(1,026)

Income tax (benefit)	2,541	12,036	(9,495)	(2,541)	2,541

Net income (loss) from continuing operations	(3,567)	(32,801)	29,234	3,567	(3,567)
Net income (loss) from discontinued operations	218	(15,695)	15,913	(218)	218

Net income (loss)	$(3,349)	$(48,496)	$45,147	$3,349	$(3,349)

Three months ended January 31, 2012	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$74,103	$606,193	$–	$680,296

Cost of revenues	–	118,708	376,176	–	494,884
Selling, general and administrative	–	10,220	203,119	–	213,339

Total expenses	–	128,928	579,295	–	708,223

Operating income (loss)	–	(54,825)	26,898	–	(27,927)
Other income (expense), net	(25,968)	(521)	2,480	25,968	1,959

Income (loss) from continuing operations before taxes (benefit)	(25,968)	(55,346)	29,378	25,968	(25,968)
Income taxes (benefit)	(14,934)	(26,783)	11,849	14,934	(14,934)

Net income (loss) from continuing operations	(11,034)	(28,563)	17,529	11,034	(11,034)
Net income (loss) from discontinued operations	(1,687)	(8,283)	6,596	1,687	(1,687)

Net income (loss)	$(12,721)	$(36,846)	$24,125	$12,721	$(12,721)

Three months ended January 31, 2012	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$104,937	$788,321	$(161)	$893,097

Cost of revenues	–	152,605	742,993	(161)	895,437
Selling, general and administrative	–	24,044	388,357	–	412,401

Total expenses	–	176,649	1,131,350	(161)	1,307,838

Operating loss	–	(71,712)	(343,029)	–	(414,741)
Other income (expense), net	(405,556)	7,647	1,538	405,556	9,185

Loss from continuing operations before tax benefit	(405,556)	(64,065)	(341,491)	405,556	(405,556)
Income tax benefit	(159,821)	(4,877)	(154,944)	159,821	(159,821)

Net loss from continuing operations	(245,735)	(59,188)	(186,547)	245,735	(245,735)
Net loss from discontinued operations	(74,436)	(36,398)	(38,038)	74,436	(74,436)

Net loss	$(320,171)	$(95,586)	$(224,585)	$320,171	$(320,171)

Nine months ended January 31, 2011	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$112,423	$787,298	$–	$899,721

Cost of revenues	–	193,695	758,839	–	952,534
Selling, general and administrative	–	21,689	351,212	–	372,901

Total expenses	–	215,384	1,110,051	–	1,325,435

Operating loss	–	(102,961)	(322,753)	–	(425,714)
Other income (expense), net	(416,635)	4,751	4,328	416,635	9,079

Loss from continuing operations before tax benefit	(416,635)	(98,210)	(318,425)	416,635	(416,635)
Income tax benefit	(166,349)	(42,278)	(124,071)	166,349	(166,349)

Net loss from continuing operations	(250,286)	(55,932)	(194,354)	250,286	(250,286)
Net income (loss) from discontinued operations	(2,165)	(12,617)	10,452	2,165	(2,165)

Net loss	$(252,451)	$(68,549)	$(183,902)	$252,451	$(252,451)

Condensed Consolidating Balance Sheets					(in 000s)
As of January 31, 2012	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$–	$1,065,448	$153,825	$(289)	$1,218,984
Cash & cash equivalents – restricted	–	2,254	31,914	–	34,168
Receivables, net	63	502,231	533,608	–	1,035,902
Mortgage loans held for investment	–	430,189	–	–	430,189
Intangible assets and goodwill, net	–	–	701,743	–	701,743
Investments in subsidiaries	1,694,728	–	1,706	(1,694,728)	1,706
Other assets	8,841	535,743	885,513	–	1,430,097

Total assets	$1,703,632	$2,535,865	$2,308,309	$(1,695,017)	$4,852,789

Customer deposits	$–	$1,588,277	$–	$(289)	$1,587,988
Long-term debt	–	999,235	41,002	–	1,040,237
Commercial paper borrowings	–	230,947	–	–	230,947
FHLB borrowings	–	25,000	–	–	25,000
Other liabilities	246	(108,361)	1,270,283	–	1,162,168
Net intercompany advances	896,937	68,684	(965,621)	–	–
Stockholders’ equity	806,449	(267,917)	1,962,645	(1,694,728)	806,449
Total liabilities and stockholders’ equity	$1,703,632	$2,535,865	$2,308,309	$(1,695,017)	$4,852,789

As of April 30, 2011	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$–	$616,238	$1,061,656	$(50)	$1,677,844
Cash & cash equivalents – restricted	–	9,522	38,861	–	48,383
Receivables, net	88	102,011	128,073	–	230,172
Mortgage loans held for investment, net	–	485,008	–	–	485,008
Intangible assets and goodwill, net	–	–	709,493	–	709,493
Investments in subsidiaries	2,699,555	–	32	(2,699,555)	32
Assets held for sale	–	–	900,328	–	900,328
Other assets	13,613	469,461	755,119	–	1,238,193

Total assets	$2,713,256	$1,682,240	$3,593,562	$(2,699,605)	$5,289,453

Customer deposits	$–	$852,270	$–	$(50)	$852,220
Long-term debt	–	998,965	41,119	–	1,040,084
FHLB borrowings	–	25,000	–	–	25,000
Liabilities held for sale	–	–	241,562	–	241,562
Other liabilities	178	(26,769)	1,707,604	–	1,681,013
Net intercompany advances	1,263,504	24,173	(1,287,677)	–	–
Stockholders’ equity	1,449,574	(191,399)	2,890,954	(2,699,555)	1,449,574

Total liabilities and stockholders’ equity	$2,713,256	$1,682,240	$3,593,562	$(2,699,605)	$5,289,453

Condensed Consolidating Statements of Cash Flows					(in 000s)
Nine months ended January 31, 2012	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$8,193	$(448,362)	$(942,602)	$–	$(1,382,771)

Cash flows from investing:
Purchases of available-for-sale securities	–	(178,014)	–	–	(178,014)
Mortgage loans originated for investment, net	–	35,460	–	–	35,460
Purchase property & equipment	–	(152)	(71,397)	–	(71,549)
Payments made for business acquisitions, net	–	–	(16,022)	–	(16,022)
Proceeds from sale of businesses, net	–	–	533,055	–	533,055
Loans made to franchisees	–	(43,649)	–	–	(43,649)
Repayments from franchisees		- 8,455	–	–	8,455
Net intercompany advances	322,729	–	–	(322,729)	–
Other, net	–	47,230	8,564	–	55,794

Net cash provided by (used in) investing activities	322,729	(130,670)	454,200	(322,729)	323,530

Cash flows from financing:
Repayments of commercial paper	–	(413,221)	–	–	(413,221)
Proceeds from commercial paper	–	644,168	–	–	644,168
Customer banking deposits	–	735,491	–	(239)	735,252
Dividends paid	(150,058)	–	–	–	(150,058)
Repurchase of common stock	(180,566)	–	–	–	(180,566)
Proceeds from exercise of stock options, net	(324)	–	–	–	(324)
Net intercompany advances	–	61,747	(384,476)	322,729	–
Other, net	26	57	(31,507)	–	(31,424)

Net cash provided by (used in) financing activities	(330,922)	1,028,242	(415,983)	322,490	603,827

Effects of exchange rates on cash		–	(3,446)	–	(3,446)

Net increase (decrease) in cash	–	449,210	(907,831)	(239)	(458,860)

Cash – beginning of period	–	616,238	1,061,656	(50)	1,677,844
Cash – end of period	$–	$1,065,448	$153,825	$(289)	$1,218,984

Nine months ended January 31, 2011	H&R Block, Inc. (Guarantor)	BFC (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$(43,026)	$(725,197)	$(737,195)	$–	$(1,505,418)

Cash flows from investing:
Mortgage loans originated for investment, net	–	45,316	–	–	45,316
Purchase property & equipment	–	–	(51,198)	–	(51,198)
Payments made for business acquisitions, net	–	–	(50,832)	–	(50,832)
Proceeds from sale of businesses, net	–	–	62,298	–	62,298
Loans made to franchisees	–	(90,304)	–	–	(90,304)
Repayments from franchisees	–	9,926	–	–	9,926
Net intercompany advances	467,873	–	–	(467,873)	–
Other, net	–	28,612	10,039	–	38,651

Net cash provided by (used in) investing activities	467,873	(6,450)	(29,693)	(467,873)	(36,143)

Cash flows from financing:
Repayments of short-term borrowings	–	(2,654,653)	–	–	(2,654,653)
Proceeds from short-term borrowings	–	3,286,603	–	–	3,286,603
Customer banking deposits	–	1,003,482	–	(1,208)	1,002,274
Dividends paid	(140,926)	–	–	–	(140,926)
Repurchase of common stock	(283,494)	–	–	–	(283,494)
Proceeds from exercise of stock options	(866)	–	–	–	(866)
Net intercompany advances	–	(315,752)	(152,121)	467,873	–
Other, net	439	(365)	(10,136)	–	(10,062)

Net cash provided by (used in) financing activities	(424,847)	1,319,315	(162,257)	466,665	1,198,876

Effects of exchange rates on cash	–	–	4,330	–	4,330

Net increase (decrease) in cash	–	587,668	(924,815)	(1,208)	(338,355)
Cash – beginning of period	–	702,021	1,102,135	(111)	1,804,045

Cash – end of period	$–	$1,289,689	$177,320	$(1,319)	$1,465,690

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our subsidiaries provide tax preparation and retail banking services. We are the only major company offering a full range of software, online and in-office tax preparation solutions to individual tax clients.

RECENT EVENTS

In November 2011, we sold substantially all assets of RSM McGladrey, Inc. (RSM) to McGladrey & Pullen LLP (M&P) for net cash proceeds of $495.6 million. We also received a short-term note in the amount of $32.3 million and a long-term note in the amount of $54.0 million. M&P assumed substantially all liabilities of RSM, including contingent payments and lease obligations. We have indemnified M&P for certain litigation matters as discussed in note 13. The net after tax loss on the sale of RSM totaled $37.1 million, which includes an $85.4 million impairment of goodwill recorded in our first quarter and tax benefits of $20.5 million recorded in the third quarter associated with capital loss carry-forwards utilized.

In the first quarter, we also announced we were evaluating strategic alternatives for RSM EquiCo, Inc. (EquiCo), and effective January 31, 2012, we sold the assets of EquiCo’s subsidiary, McGladrey Capital Markets LLC (MCM), for cash proceeds of $1.0 million. We have indemnified the buyer for certain litigation matters related to this business. The net after tax loss on the sale of MCM totaled $12.4 million and included a $14.3 million impairment of goodwill recorded in our first quarter. The remaining EquiCo businesses will be wound down.

As of January 31, 2012, the results of operations of these businesses are presented as discontinued operations in the condensed consolidated financial statements. All periods presented in our condensed consolidated balance sheets and statements of operations have been reclassified to reflect our discontinued operations. See additional information in Item 1, note 13 to the condensed consolidated financial statements.

TAX SERVICES

This segment primarily consists of our income tax preparation businesses – retail, online and software. This segment includes our tax operations in the U.S. and its territories, Canada, and Australia. Additionally, this segment includes the product offerings and activities of H&R Block Bank (HRB Bank) that primarily support the tax network, refund anticipation checks and our commercial tax business, which provides tax preparation software to CPAs and other tax preparers.

Tax Services – Operating Statistics (U.S. only)
	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
Tax returns prepared (in 000s): (1)
Company-owned operations	2,172	2,046	2,351	2,258
Franchise operations	1,454	1,382	1,581	1,508

Total retail operations	3,626	3,428	3,932	3,766

Software	637	601	664	627
Online	1,228	942	1,330	1,019
Free File Alliance	185	167	208	188

Total digital tax solutions	2,050	1,710	2,202	1,834

	5,676	5,138	6,134	5,600

As of January 31,	2012	2011

Offices:
Company-owned	5,787	5,921
Company-owned shared locations (2)	734	572

Total company-owned offices	6,521	6,493

Franchise	4,296	4,178
Franchise shared locations (2)	175	397

Total franchise offices	4,471	4,575

	10,992	11,068

(1) Fiscal year 2011 returns include approximately 69,000 and 35,000 company-owned and franchise returns, respectively, which were completed and ready to file at January 31, 2011, but could not be filed due to delays by the IRS in processing returns including Schedule A. Revenue related to these returns was deferred at January 31, 2011 and was recognized in the fourth quarter of fiscal year 2011.

(2) Shared locations include offices located within Sears, Wal-Mart and other third-party businesses.

Tax Services – Operating Results				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
Tax preparation fees	$428,556	$391,228	$536,721	$489,363
Royalties	79,517	72,008	93,149	84,640
Fees from refund anticipation checks	43,689	74,010	45,434	75,321
Interest income on Emerald Advance	30,062	46,132	30,297	47,590
Fees from Emerald Card activities	12,193	18,864	31,094	36,132
Fees from Peace of Mind guarantees	11,181	11,524	57,254	59,882
Other	50,503	59,044	74,195	82,448

Total revenues	655,701	672,810	868,144	875,376

Compensation and benefits:
Field wages	176,927	178,006	266,725	269,443
Other wages	42,619	34,202	110,222	105,156
Benefits and other compensation	41,086	39,475	78,531	91,872

	260,632	251,683	455,478	466,471

Marketing and advertising	117,128	97,419	137,037	117,938
Occupancy and equipment	93,554	90,211	263,369	260,977
Bad debt	48,406	92,228	51,147	94,654
Depreciation and amortization	22,425	22,450	69,866	67,413
Supplies	10,533	11,049	18,711	18,273
Goodwill impairment	–	22,700	4,257	22,700
Other	71,078	79,883	178,871	155,878
Loss (gain) on sale of tax offices, net	229	1,073	1,141	(4,063)

Total expenses	623,985	668,696	1,179,877	1,200,241

Pretax income (loss)	$31,716	$4,114	$(311,733)	$(324,865)

Three months ended January 31, 2012 compared to January 31, 2011

Tax Services’ revenues decreased $17.1 million, or 2.5% from the prior year. Tax preparation fees increased $37.3 million, or 9.5%, due primarily to a 6.2% increase in tax returns prepared in company-owned offices. In addition to this increase, an IRS delay in processing returns including Schedule A in the prior year, resulted in the deferral of $17.4 million of tax preparation revenues from the third quarter to the fourth quarter. The average charge on returns filed in the current year was relatively flat compared to the prior year.

The business of our Tax Services segment is highly seasonal and results for our third quarter represent only a small portion of the tax season. Third quarter results are not indicative of the results we expect for the entire fiscal year. Tax returns prepared in company-owned and franchise offices through February 28, 2012 increased 1.6% from the prior year.

Royalties increased $7.5 million, or 10.4%, for the quarter due to a 5.2% increase in tax returns prepared in franchise offices and a 2.8% increase in franchise locations.

Fees earned from refund anticipation checks (RACs) decreased $30.3 million, or 41.0%, due to a promotional offering, whereby clients were eligible to receive a RAC at no charge if they elected to have their refund direct deposited onto an Emerald Card. This promotional offering expired on February 4, 2012.

Interest income on Emerald Advance lines of credit (EAs) declined $16.1 million, or 34.8%, as a result of lower EA volumes principally resulting from changes in underwriting criteria in the current year.

Prior to fiscal year 2011, refund anticipation loans (RALs) were offered to our clients by a third party. In the prior year, we recognized the final contractual fees related to RALs totaling $16.3 million. Other revenues decreased $8.5 million, or 14.5%, primarily due to these fees in the prior year, partially offset by a 20.9% increase in digital returns.

Total expenses decreased $44.7 million, or 6.7%, from the prior year. Marketing and advertising increased $19.7 million, or 20.2%, as we expanded our marketing efforts, primarily in television and online. Bad debt expense declined $43.8 million, or 47.5%, primarily as a result of lower EA volumes and changes in underwriting criteria in the current year. In the prior year, we also recorded a $22.7 million impairment of goodwill related to an ancillary reporting unit.

Pretax income for the three months ended January 31, 2012 and 2011 was $31.7 million and $4.1 million, respectively.

Nine months ended January 31, 2012 compared to January 31, 2011

Tax Services’ revenues decreased $7.2 million, or 0.8% from the prior year. Tax preparation fees increased $47.4 million, or 9.7%, due primarily to a 4.1% increase in tax returns prepared in company-owned offices. Contributing to this increase was an IRS delay in processing returns including Schedule A in the prior year, which resulted in the deferral of $17.4 million of tax preparation revenues from the third quarter to the fourth quarter. The average charge on returns filed in the current year was relatively flat compared to the prior year. Revenues of our International operations also increased both due to increases in return volumes and favorable exchange rates.

Royalties increased $8.5 million, or 10.1%, due to a 4.8% increase in tax returns prepared in franchise offices and a 2.8% increase in franchise locations.

Fees earned from RACs decreased $29.9 million, or 39.7%, due to a promotional offering, whereby clients were eligible to receive a RAC at no charge if they elected to have their refund direct deposited onto an Emerald Card. This promotional offering expired on February 4, 2012.

Interest income on EAs declined $17.3 million, or 36.3%, as a result of lower EA volumes principally resulting from changes in underwriting criteria in the current year.

Other revenues decreased $8.3 million, or 10.0%, primarily due to the final contractual fees related to RALs in the prior year, partially offset by a 21.1% increase in digital returns.

Total expenses decreased $20.4 million, or 1.7%, from the prior year. Marketing and advertising increased $19.1 million, or 16.2%, as we expanded our marketing efforts, primarily in television and online. Bad debt expense declined $43.5 million, or 46.0%, primarily as a result of lower EA volumes in the current year and with favorable collections of RAC receivables and EAs. In the prior year, we also recorded a $22.7 million impairment of goodwill related to an ancillary reporting unit, compared to an impairment of $4.3 million in the current year related to the discontinuation of the ExpressTax brand. Other expenses increased $23.0 million, or 14.8%, over the prior year due to incremental legal expenses incurred in the current year.

The pretax loss for the nine months ended January 31, 2012 and 2011 was $311.7 million and $324.9 million, respectively.

CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS

Corporate operating losses include interest income from U.S. passive investments, interest expense on borrowings, net interest margin and gains or losses relating to mortgage loans held for investment, real estate owned, residual interests in securitizations and other corporate expenses.

Corporate – Operating Results				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
Interest income on mortgage loans held for investment	$4,948	$5,923	$15,760	$18,771
Other	2,631	1,563	9,193	5,574

Total revenues	7,579	7,486	24,953	24,345

Interest expense	21,131	21,715	63,124	63,364
Provision for loan losses	4,525	7,800	17,275	24,100
Other	14,665	8,053	38,377	28,651

Total expenses	40,321	37,568	118,776	116,115

Pretax loss	$(32,742)	$(30,082)	$(93,823)	$(91,770)

Three and nine months ended January 31, 2012 compared to January 31, 2011

The provision for loan losses declined as a result of the continued run-off of our mortgage loan portfolio. Other expenses increased over the prior year primarily as a result of higher short-term incentive compensation expense in the current year.

Income Taxes

Our effective tax rate for continuing operations was 39.4% and 39.9% for the nine months ended January 31, 2012 and 2011, respectively. This decrease resulted from decreases in the state and foreign effective tax rates and favorable net discrete adjustments recorded in the current year in excess of the net favorable adjustments recorded in the same period of the prior year. These favorable adjustments were partially offset by losses in our investments in company-owned life insurance assets for which we do not receive a tax benefit.

DISCONTINUED OPERATIONS

Our discontinued operations include the results of RSM and related businesses, which were previously reported in our Business Services segment, and Sand Canyon Corporation, previously known as Option One Mortgage Corporation, and its subsidiaries (SCC).

Discontinued Operations – Operating Results	(in 000s)

	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
Revenues	$50,508	$171,071	$416,436	$549,180

Pretax income (loss) from operations:
RSM and related businesses	$1,117	$8,327	$18,831	$15,228
Mortgage	(27,385)	(10,551)	(54,019)	(17,125)

	(26,268)	(2,224)	(35,188)	(1,897)
Income taxes (benefit)	(6,462)	(537)	(10,268)	268

Net income (loss) from operations	(19,806)	(1,687)	(24,920)	(2,165)

Pretax loss on sales of businesses	(236)	–	(109,485)	–
Income tax benefit	(20,260)	–	(59,969)	–

Net gain (loss) on sales of businesses	20,024	–	(49,519)	–

Net income (loss) from discontinued operations	$218	$(1,687)	$(74,436)	$(2,165)

Three months ended January 31, 2012 compared to January 31, 2011

Net income from discontinued operations totaled $0.2 million for the three months ended January 31, 2012, compared to net loss of $1.7 million for the three months ended January 31, 2011. The decline in pretax operating income from RSM and related businesses was due to sale of RSM in November 2011. The pretax operating loss of SCC increased $16.8 million, primarily due to legal accruals recorded during the quarter.

Nine months ended January 31, 2012 compared to January 31, 2011

The net loss from our discontinued operations totaled $74.4 million and $2.2 million for the nine months ended January 31, 2012 and 2011, respectively. The loss on the sale of RSM and related businesses includes a $99.7 million goodwill impairment recorded in the first quarter related to the sale of RSM.

The loss related to the mortgage business increased due to legal accruals during the current year, coupled with $20.0 million in incremental loss provisions related to an increase in SCC’s estimated contingent losses for representation and warranty claims recorded during the second quarter.

Income Taxes

The sale of RSM resulted in a pretax financial statement loss, but produced a gain for tax purposes. The tax gain resulted primarily from larger amortization deductions taken for tax purposes than for financial statement purposes. A portion of the gain from the sale of intangible assets is capital in nature and was offset by utilization of capital loss carry-forwards totaling $20.5 million in the third quarter.

Representation and Warranty Claims

SCC ceased originating mortgage loans in December of 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans. SCC retained contingent liabilities that arose from the operations of SCC prior to its disposal, including certain mortgage loan repurchase and indemnification obligations, contingent liabilities associated with litigation and related claims, lease commitments, and employee termination benefits. SCC also retained residual interests in certain mortgage loan securitization transactions prior to cessation of its origination business.

In connection with the securitization and sale of mortgage loans, SCC made certain representations and warranties. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan or a securitization insurer’s or bondholders’ interest in the mortgage loan, SCC may be obligated to repurchase the loan or otherwise indemnify certain parties for losses incurred in connection with loan liquidation.

SCC has recorded a liability for estimated contingent losses related to representation and warranty claims as of January 31, 2012, of $142.9 million, which represents SCC’s estimate of the probable loss that may occur. Losses on valid claims totaled $3.3 million and $7.7 million for the nine months ended January 31, 2012 and 2011, respectively. These amounts were recorded as reductions of SCC’s loan repurchase liability.

While SCC uses what it believes to be the best information available to it in estimating its liability, assessing the likelihood that claims will be asserted in the future and estimating probable losses are inherently subjective and requires considerable management judgment. To the extent that the volume of asserted claims, the level of valid claims, the counterparties asserting claims, the nature of claims, or the value of residential home prices, among other factors, differ in the future from current estimates, future losses may be greater than the current estimates and those differences may be significant.

See additional discussion in Item 1, note 12 to the condensed consolidated financial statements.

FINANCIAL CONDITION

These comments should be read in conjunction with the condensed consolidated balance sheets and condensed consolidated statements of cash flows found on pages 1 and 3, respectively.

CAPITAL RESOURCES AND LIQUIDITY – Our sources of capital include cash from operations, cash from customer deposits, issuances of common stock and debt. We use capital primarily to fund working capital, pay dividends, repurchase shares of common stock and acquire businesses. Our operations are highly seasonal and therefore generally require the use of cash to fund operating losses during the period from May through mid-January.

Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our unsecured committed line of credit (CLOC), we believe, that in the absence of any unexpected developments, our existing sources of capital at January 31, 2012 are sufficient to meet our operating needs.

CASH FROM OPERATING ACTIVITIES – Cash used in operations totaled $1.4 billion for the first nine months of fiscal year 2012, compared with $1.5 billion for the same period last year.

CASH FROM INVESTING ACTIVITIES – Cash provided by investing activities totaled $323.5 million for the first nine months of fiscal year 2012, compared to the use of $36.1 million in the same period last year.

Purchases of Available-for-Sale Securities. During the nine months ended January 31, 2012, HRB Bank purchased $178.0 million in mortgage-backed securities. No such purchases were made in the first nine months of the prior year.

Mortgage Loans Held for Investment. We received net payments of $35.5 million and $45.3 million on our mortgage loans held for investment for the first nine months of fiscal years 2012 and 2011, respectively. Cash payments declined primarily due to non-performing loans and continued run-off of our portfolio.

Purchases of Property and Equipment. Total cash paid for property and equipment was $71.5 million and $51.2 million for the first nine months of fiscal years 2012 and 2011, respectively.

Business Acquisitions. Total cash paid for acquisitions was $16.0 million and $50.8 million during the nine months ended January 31, 2012 and 2011, respectively. In July 2010 our Business Services segment acquired a Boston-based accounting firm, and cash used in investing activities in the prior year includes payments totaling $32.6 million related to this acquisition.

Sales of Businesses. Proceeds from the sales of businesses totaled $533.1 million and $62.3 million for the nine months ended January 31, 2012 and 2011, respectively. Current year amounts include net proceeds of $495.6 million from the sale of RSM and proceeds of $20.3 million from the sale of an ancillary business. During the first nine months of fiscal year 2012, we also sold 83 tax offices to franchisees, compared to 280 tax offices in the prior year. The majority of these sales were financed through affiliate loans.

Loans Made to Franchisees. Loans made to franchisees totaled $43.6 million and $90.3 million for the nine months ended January 31, 2012 and 2011, respectively. These amounts included both the financing of sales of tax offices and franchisee draws under our Franchise Equity Lines of Credit.

CASH FROM FINANCING ACTIVITIES – Cash provided by financing activities totaled $603.8 billion for the first nine months of fiscal year 2012, compared to $1.2 billion in the same period last year.

Short-Term Borrowings. We had commercial paper borrowings of $230.9 million and $632.6 million at January 31, 2012 and 2011, respectively. These borrowings were used to fund our off-season losses and cover our seasonal working capital needs. Borrowings declined from the prior year due to cash received from the sale of RSM.

Customer Banking Deposits. Customer banking deposits increased $735.3 million for the nine months ended January 31, 2012 compared to an increase of $1.0 billion in the prior year. We utilize cash provided by deposit balances as a funding source for our Emerald Advance lines of credit during the tax season. Funding from customer deposits declined to a lower volume of EAs in the current year.

Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $150.1 million and $140.9 million for the nine months ended January 31, 2012 and 2011, respectively. During the third quarter, our Board of Directors approved an increase of our quarterly cash dividend from $0.15 per share to $0.20 per share. The increase was effective with the quarterly dividend payable on January 5, 2012, to shareholders of record as of December 22, 2011.

Repurchase and Retirement of Common Stock. We purchased and immediately retired 13.0 million shares of our common stock at a cost of $177.5 million during the nine months ended January 31, 2012, compared to 19.0 million shares of our common stock at a cost of $279.9 million during the nine months ended January 31, 2011. We expect to continue to repurchase and retire common stock or retire treasury stock in the future.

HRB BANK – At January 31, 2012, HRB Bank had a cash balance of $1.1 billion. Distribution of that cash balance would be subject to regulatory approval and it is therefore not currently available for general corporate purposes.

Block Financial LLC (BFC) typically makes capital contributions to HRB Bank to help HRB Bank meet its capital requirements. BFC made capital contributions to HRB Bank of $200.0 million during the nine months ended January 31, 2012, and contributed an additional $200.0 million in February 2012.

Historically, capital contributions by BFC have been repaid as a return of capital by HRB Bank as capital requirements decline. A return of capital or dividend paid by HRB Bank must be approved by the OCC and the Federal Reserve Bank. Although such payments have been approved in the past, there is no assurance that they will continue to be in the future, in particular if they determine that higher capital levels at HRB Bank are necessary due to non-performing asset levels. In addition, BFC may elect to maintain higher capital levels at HRB Bank. HRB Bank paid dividends and returned capital of $262.5 million during fiscal year 2011, comprised of $37.5 million in REO properties and loans and $225.0 million in cash.

BORROWINGS

The following chart provides the debt ratings for Block Financial LLC (BFC) as of January 31, 2012:

	Short-term	Long-term	Outlook
Moody’s	P-2	Baa2	Stable
S&P	A-2	BBB	Negative
DBRS	R-2 (high)	BBB (high)	Stable

At January 31, 2012, we maintained a CLOC agreement to support commercial paper issuances, general corporate purposes or for working capital needs. This facility provides funding up to $1.7 billion and matures July 31, 2013. This facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus 0.30% to 1.80% (depending on the type of borrowing) and includes an annual facility fee of 0.20% to 0.70% of the committed amounts (based on our credit ratings). Covenants in this facility include: (1) maintenance of a minimum equity of $650.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the CLOC agreement, to $200.0 million or less for thirty consecutive days during the period March 1 to June 30 of each year. At January 31, 2012, we were in compliance with these covenants and had net worth of $806.4 million. We had no balance outstanding under the CLOC at January 31, 2012. Effective March 2, 2012, we amended our CLOC agreement to reduce the amount of minimum equity that we must maintain as of the last day of any fiscal quarter from $650.0 million to $500.0 million.

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

FORWARD-LOOKING INFORMATION

This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “would,” “should,” “could” or “may.” Forward-looking statements provide management’s current expectations or predictions of future conditions, events or results. They may include estimates of revenues, income, earnings per share, capital expenditures, dividends, liquidity, capital structure or other financial items, descriptions of management’s plans or objectives for future operations, products or services, or descriptions of assumptions underlying any of the above. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties, including those set forth in this Form 10-Q and our other filings with the SEC, including those set forth under Item 1A, “Risk Factors” in our annual report on Form 10-K. These statements speak only as of the date made and management does not undertake to update them to reflect changes or events occurring after that date except as required by federal securities laws.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see discussion in Item 1, note 14 to the condensed consolidated financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those reported at April 30, 2011 in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2012 is as follows:

			(in 000s, except per share amounts)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum $ Value of Shares that May Be Purchased Under the Plans or Programs
November 1 – November 30	2	$15.01	–	$1,194,648
December 1 – December 31	20	$15.89	–	$1,194,648
January 1 – January 31	–	$16.20	–	$1,194,648

(1)	All shares were purchased in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.
(2)

In June 2008, our Board of Directors rescinded previous authorizations to repurchase shares of our common stock, and approved an authorization to purchase up to $2.0 billion of our common stock through June 2012.

ITEM 5.	OTHER INFORMATION

(a)	The following information is provided in accordance with Item 1.01 of Form 8-K (Entry into a Material Definitive Agreement):

Amendment to CLOC Agreement

Effective March 2, 2012, we amended our Credit and Guarantee Agreement among us, Block Financial LLC, each lender a party thereto and Bank of America, N.A., as administrative agent (the “CLOC agreement”) to reduce the amount of minimum equity that we must maintain as of the last day of any fiscal quarter from $650.0 million to $500.0 million. A copy of the amendment to the CLOC agreement is attached as Exhibit 10.1 hereto and incorporated herein by reference

Form of Indemnification Agreements for Directors and Officers

On March 1, 2012, the Board of Directors of the Company approved a form of indemnification agreement (the “Indemnification Agreement”) to be entered into by the Company and certain of its directors and officers (each, an “Indemnitee”). Current directors are already a party to a similar existing indemnification agreement, which will remain in place, unchanged.

In general, the Indemnification Agreement provides that, subject to the provisions set forth therein, the Company will indemnify and hold harmless an Indemnitee against all direct and indirect costs and liabilities incurred by an Indemnitee, to the fullest extent permitted by applicable law, in connection with any actions, claims, suits or other proceedings brought against such Indemnitee by reason of (i) the fact that the Indemnitee is or was a director, officer or other fiduciary of the Company or, at the request of the Company, a director, officer or other fiduciary of a subsidiary of the Company, or (ii) any action taken, or failure to act, by such Indemnitee in such capacity. The Indemnification Agreement provides contractual assurances regarding the scope of the indemnification as permitted by the Missouri General and Business Corporation Law and the Company’s Amended and Restated Bylaws.

Under the Indemnification Agreement, an Indemnitee will have the right to advancement by the Company of expenses as they are actually and reasonably paid or incurred in connection with defending a claim covered by the Indemnification Agreement prior to the final disposition of such claim. The Indemnitee is required to repay any expenses advanced to the Indemnitee unless such Indemnitee is determined to be entitled to indemnification by the Company.

The above description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Indemnification Agreement, a copy of which is filed as Exhibit 10.2 hereto and incorporated herein by reference. A schedule of the parties to the Indemnification Agreement is also filed with Exhibit 10.2

The following information is provided in accordance with Item 5.03 of Form 8-K (Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year):

Amended and Restated Bylaws of the Company

On March 1, 2012, the Board of Directors of the Company adopted Amended and Restated Bylaws of the Company (the “Bylaws”), effective immediately upon adoption, to supersede and replace the existing bylaws of the Company. Following is a summary of the amendments:

1.	Section 4(b) – Amended to clarify the process shareholders must use to bring business before an annual meeting. Shareholders must now submit their notice between 90 and 120 days before the one-year anniversary of the filing of the Company’s last proxy statement. In addition, the amendments provide that such notice to the Company is the exclusive means by which shareholders can bring business at a meeting of the shareholders, sets forth specific information that must be provided about the shareholder’s ownership and other information that must be disclosed about the proposal.
2.	Sections 7, 8 and 10 – Amended to clarify that notice of shareholders’ meetings, waivers of notice, and proxies may be provided electronically.
3.	Section 13 – Amended to clarify that a shareholder must present proper evidence showing a satisfactory reason and proper purpose to inspect the books and records of the Company. This section was also revised to remove the implication that shareholders have a right to examine and copy records of proceedings of the Board of Directors.

4.	Sections 17 and 18 – Amended to provide that the Board of Directors may receive notice of meetings electronically, may determine the time and place of meetings without formal resolution, and may participate in any meeting by telephone or other similar means.
5.	Section 19 – Amended to clarify that interested director(s) who attend a meeting of the Board of Directors will be considered present for the purpose of determining whether a quorum exists even if such director(s) abstains from voting on a matter.
6.	Section 20 – Amended to revise the time frame that nominees for directors must be submitted to match the same timeframe as in Section 4(b) above and to clarify the process by which shareholders may nominate persons for election to the Board of Directors, including that the process set forth in this section is the exclusive mechanism by which directors may be nominated. As amended, the section also clarifies that a shareholder submitting a nomination must have been a shareholder of record both at the time of giving a notice and at the time of the meeting. The notice submitted by the shareholder must provide certain specified information. The current Board of Directors may request that the nominee provide information about, among other things, his or her independence and qualifications. As amended, the section clarifies that a person may not be nominated if he or she takes actions contrary to the representations made to the Company. Also, a nominated person may not be elected if (i) the nominating shareholder did not comply with the procedures set forth in this section; (ii) the nominee either failed to disclose or made an untrue statement about a material fact; or (iii) the nominee was nominated the previous year and withdrew or became ineligible, or received less than twenty percent of the total votes cast.
7.	Sections 21 and 22 – Amended to clarify that a director may electronically transmit a written consent or a waiver of notice.
8.	Section 23 – Amended to expand the scope of mandatory indemnification to include officers of the Company appointed by the Board of Directors in addition to directors.
9.	Section 27 – Amended to clarify that officers do not hold their positions for specific terms, but instead until their successors have been appointed, or they die, resign, or are removed by the Board of Directors.
10.	Former Section 29 – Deleted this section from the former bylaws, which stated that officer compensation and salaries are fixed by the board, because procedures involving the compensation of officers are currently addressed in applicable committee charters.
11.	Former Section 30 – Deleted this section from the former bylaws, which stated that the board may delegate to the chairman of the board or other officers the authority to hire, discharge, set forth the duties of, and fix compensation of employees, because procedures involving the hiring of officers are currently addressed in applicable committee charters.
12.	Section 34 – Amended to clarify that stock issued by the Company may be uncertificated.

The foregoing description of the amendments to the Company’s Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws of the Company, a copy of which is filed as Exhibit 3.1 hereto and incorporated herein by reference.

(b) As described in Item 5(a) above, on March 1, 2012, the Board of Directors of the Company adopted the Bylaws, including amendments to certain provisions relating to the procedures by which shareholders may nominate persons for election to the Company’s Board of Directors. Specifically, as set forth in Section 20 of the Bylaws, these procedures were amended such that shareholders must submit a nomination to the Company between 90 and 120 days before the one-year anniversary of the prior year’s annual meeting, rather than 45 days before the one-year anniversary of the filing of the Company’s last proxy statement as would have been required under the Company’s former bylaws. For example, the Company’s last proxy statement was filed on August 2, 2011, and its last annual meeting was held on September 14, 2011. Before these amendments became effective, notice of a shareholder’s nomination of a person for election to the Company’s Board of Directors would have been required to be received no later than June 18, 2012. Under the Bylaws as amended, notice of nominations must now be received by the Company no earlier than May 17, 2012 or later than June 16, 2012. As amended, the Bylaws also set forth specific information about the nominating shareholder and any director nominee that must be included in the notice. These provisions are described in more detail above.

The foregoing description of the amendments to the Company’s Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws of the Company, a copy of which is filed as Exhibit 3.1 hereto and incorporated herein by reference.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws of H&R Block, Inc.
10.1	First Amendment to Credit Agreement effective March 2, 2012, among Block Financial LLC, H&R Block, Inc., various institutions, and Bank of America, N.A., as Administrative Agent.
10.2	Form of Indemnification Agreement with Directors and Officers, and Schedule of Parties to Indemnification Agreement
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.REF	XBRL Taxonomy Extension Reference Linkbase
*	Indicates management contracts, compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

William C. Cobb
President and Chief Executive Officer
March 7, 2012

Jeffrey T. Brown
Senior Vice President and
Chief Financial Officer

March 7, 2012

Colby R. Brown
Vice President and
Corporate Controller
March 7, 2012