Form 10-K
period 2012-04-30
H&R BLOCK INC
filed 2012-06-26
CIK 12659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Forthe fiscal year ended April 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Forthe transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

The aggregate market value of the registrant’s Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2011, was $4,466,318,542.

Number of shares of the registrant’s Common Stock, without par value, outstanding on May 31, 2012: 274,408,620.

Documents incorporated by reference

The definitive proxy statement for the registrant’s Annual Meeting of Shareholders, to be held September 13, 2012, is incorporated by reference in Part III to the extent described therein.

2012 FORM 10-K AND ANNUAL REPORT

INTRODUCTION AND FORWARD-LOOKING STATEMENTS

Specified portions of our proxy statement are listed as “incorporated by reference” in response to certain items. Our proxy statement will be made available to shareholders in July 2012, and will also be available on our website at www.hrblock.com.

This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or variations of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “would,” “should,” “could” or “may.” Forward-looking statements provide management’s current expectations or predictions of future conditions, events or results. They may include estimates of revenues, income, earnings per share, capital expenditures, dividends, liquidity, capital structure or other financial items, descriptions of management’s plans or objectives for future operations, products or services, or descriptions of assumptions underlying any of the above. They are not guarantees of future performance. By their nature, forward-looking statements are subject to risks and uncertainties. These statements speak only as of the date they are made and management does not undertake to update them to reflect changes or events occurring after that date except as required by federal securities laws. Details about risks affecting various aspects of our business are included throughout this Form 10-K. Investors should carefully consider all of these risks, and should pay particular attention to the section entitled “Risk Factors” beginning on page 10 of this Form 10-K.

PART I

ITEM 1.	BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

H&R Block, Inc. has subsidiaries that provide tax preparation and banking services. Our Tax Services segment provides assisted income tax return preparation, digital tax solutions and other services and products related to income tax return preparation to the general public primarily in the United States (U.S.), and also in Canada and Australia. This segment also offers financial services including the H&R Block Prepaid Emerald MasterCard® and Emerald Advance lines of credit through H&R Block Bank (HRB Bank), along with other retail banking services. Corporate operations include net interest margin and gains or losses relating to mortgage loans held for investment, real estate owned and residual interests in securitizations, along with interest expense on borrowings and other corporate expenses.

H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri. “H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context. A complete list of our subsidiaries can be found in Exhibit 21.

RECENT DEVELOPMENTS – In November 2011, we sold RSM McGladrey, Inc. (RSM) to McGladrey & Pullen LLP (M&P) for net cash proceeds of $523.1 million. We also received at the time of sale a long-term note in the amount of $54.0 million. M&P assumed substantially all liabilities of RSM, including contingent payments and lease obligations. We have indemnified M&P for certain litigation matters as discussed in Item 8, note 20 to the consolidated financial statements. The net after tax loss on the sale of RSM totaled $36.9 million, which includes an $85.4 million impairment of goodwill recorded in our first quarter and tax benefits of $17.9 million associated with capital loss carry-forwards utilized.

In fiscal year 2012, we also sold RSM EquiCo Inc.’s subsidiary, McGladrey Capital Markets LLC (MCM). As of April 30, 2012, the results of operations of these businesses are presented as discontinued operations in the consolidated financial statements. All periods presented in the consolidated balance sheets and statements of income have been reclassified to reflect our discontinued operations.

In April 2012, we announced a strategic realignment which eliminated approximately 350 positions and closed approximately 200 underperforming company-owned offices. We recorded $31.2 million in severance costs and $5.5 million in lease termination costs and impairment charges in the fourth quarter of fiscal year 2012.

On June 7, 2012, the Board of Governors of the Federal Reserve System (Federal Reserve) and the Office of the Comptroller of the Currency (OCC) issued notices of proposed rulemaking that would establish regulatory capital requirements for savings and loan holding companies (SLHCs) and increase capital requirements for federal savings banks.

H&R BLOCK 2012 Form 10K	1

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

See discussion below and in Item 8, note 22 to the consolidated financial statements.

DESCRIPTION OF BUSINESS

TAX SERVICES

GENERAL – Our Tax Services segment is primarily engaged in providing tax return preparation and related services and products in the U.S. and its territories, Canada, and Australia. Major revenue sources include fees earned for tax preparation and related services performed at company-owned retail tax offices, royalties from franchisees, sales of tax preparation software, online tax preparation fees, fees from refund anticipation checks (RACs), fees from our H&R Block Prepaid Emerald MasterCard®, and interest and fees from Emerald Advance lines of credit (EAs). HRB Bank also offers traditional banking services including checking and savings accounts, individual retirement accounts and certificates of deposit.

Assisted income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or by franchisees.

TAX RETURNS PREPARED – We, together with our franchisees, prepared 25.6 million tax returns worldwide during fiscal year 2012, compared to 24.5 million in 2011 and 23.2 million in 2010. We prepared 22.3 million tax returns in the U.S. during fiscal year 2012, up from 21.4 million in 2011 and 20.1 million in 2010. Our U.S. tax returns prepared during the 2012 tax season, including those prepared by our franchisees and those prepared and filed at no charge, constituted approximately 16% of an Internal Revenue Service (IRS) estimate of total individual income tax returns filed during the fiscal year 2012 tax season. See Item 7 for further discussion of changes in the number of tax returns prepared.

FRANCHISES – We offer franchises as a way to expand our presence in certain markets. Our franchise arrangements provide us with certain rights designed to protect our brand. Most of our franchisees receive the right to use our software, access to product offerings and expertise, signs, specialized forms, advertising and initial training and supervisory services. Our franchisees pay us a percentage, typically approximately 30%, of gross tax return preparation and related service revenues as a franchise royalty in the U.S.

During fiscal years 2012, 2011 and 2010 we sold certain offices to existing franchisees for sales proceeds totaling $17.3 million, $65.6 million and $65.7 million, respectively. The net gain on these transactions totaled $16.6 million, $45.1 million and $49.1 million in fiscal years 2012, 2011 and 2010, respectively. The extent to which we choose to sell company-owned offices depends upon our analysis regarding the optimal mix of offices for our network, including geographic location, as well as our ability to identify qualified franchisees.

From time to time, we have also acquired the assets of existing franchisees and other tax return preparation businesses, and may continue to do so if future conditions warrant and satisfactory terms can be negotiated.

OFFICES – In fiscal year 2012 we operated in 10,992 offices across the U.S., which is slightly less than the prior year. A summary of our company-owned and franchise offices is included in Item 7, under “Tax Services – Operating Statistics.” We sold 83, 280 and 267 company-owned offices to franchisees in fiscal years 2012, 2011 and 2010, respectively. Offices in shared locations at April 30, 2012 consist primarily of offices in Sears and Wal-Mart stores. Offices in shared locations at April 30, 2011 and 2010 consist primarily of offices in Sears stores. The Sears license agreement expires in July 2012, while the Wal-Mart agreement expires in May 2013.

SERVICE AND PRODUCT OFFERINGS – In addition to our retail offices, we offer a number of digital tax preparation alternatives. By offering professional and do-it-yourself tax preparation options through multiple channels, we seek to serve our clients in the manner they choose to be served. We also offer clients a number of options for receiving their income tax refund, including a check directly from the IRS, an electronic deposit directly to their bank account, a prepaid debit card or a RAC offered through HRB Bank.

Online Tax Preparation. We offer a comprehensive range of online tax services, from tax advice to complete professional and do-it-yourself tax return preparation and electronic filing, through our website at www.hrblock.com. The services available at this website allow clients to prepare their federal and state income tax returns using the H&R Block At Home™ Online Tax Program, access tax tips, advice and tax-related news, and use calculators for tax planning.

We participate in the Free File Alliance (FFA). This alliance was created by the tax return preparation industry and the IRS, and allows qualified filers with adjusted gross incomes of less than $57,000 to prepare and file their federal return online at no charge. We believe this program provides a valuable public service and increases our visibility with new clients, while also providing an opportunity to offer our state return preparation and other services to these clients.

2	H&R BLOCK 2012 Form 10K

Software Products. We develop and market H&R Block At Home™ income tax preparation software. H&R Block At Home™ offers a simple step-by-step tax preparation interview, data imports from money management software, calculations, completion of the appropriate tax forms, error checking and electronic filing. Our software products may be purchased online, through third-party retail stores or via direct mail.

RACs. RACs are offered to U.S. clients who would like to (1) receive their refund faster and do not have a bank account for the IRS to direct deposit their refund and/or (2) have their tax preparation fees paid directly out of their refund.

Emerald Advance Lines of Credit. EAs are offered to clients in our offices from late November through early January each year, currently in an amount not to exceed $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be utilized year-round.

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

Peace of Mind Guarantee. In addition to our standard guarantee, we offer our Peace of Mind (POM) guarantee to U.S. clients, whereby we (1) represent our clients if they are audited by the IRS, and (2) assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to one of our tax professionals’ work. The POM guarantee has a per client cumulative limit of $5,500 in additional taxes assessed with respect to the federal, state and local tax returns we prepared for the taxable year covered by the guarantee.

CashBack Program. We offer a refund discount (CashBack) program to our customers in Canada. In accordance with current Canadian regulations, if a customer’s tax return indicates the customer is entitled to a tax refund, we issue a check to the client in the amount of the refund, less a discount. The client assigns to us the full amount of the tax refund to be issued by the Canada Revenue Agency (CRA) and the refund check is then sent by the CRA directly to us. In accordance with the law, the discount is deemed to include both the tax return preparation fee and the fee for tax refund discounting. This program is financed by short-term borrowings. The number of returns discounted under the CashBack program in fiscal year 2012 was 724,000, compared to 821,000 in 2011 and 797,000 in 2010.

SEASONALITY OF BUSINESS – Because most of our clients file their tax returns during the period from January through April of each year, substantially all of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through the first eight months of the fiscal year.

HRB Bank’s operating results are subject to seasonal fluctuations primarily related to the offering of the H&R Block Prepaid Emerald MasterCard® and EAs, and therefore peak in January and February and taper off through the remainder of the tax season.

COMPETITIVE CONDITIONS – We provide both assisted and do-it-yourself tax preparation products and services and face substantial competition. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services, and we face significant competition from independent tax preparers and CPAs. Certain firms are involved in providing electronic filing services and RACs to the public. Commercial tax return preparers and electronic filers are highly competitive with regard to price and service, and many firms offer services that may include federal and/or state returns at no charge. Additionally, certain tax return preparers were able to offer refund anticipation loans (RALs) this tax season while we did not. In terms of the number of offices and personal tax returns prepared and electronically filed in offices, online and via our software, we are one of the largest providers of tax return preparation and electronic filing services in the U.S. We also believe we operate the largest tax return preparation businesses in Canada and Australia.

Do-it-yourself tax preparation options include use of traditional paper forms and various forms of digital electronic assistance, including online, mobile and desktop software, all of which we offer. Based on tax return volumes, Intuit, Inc. is the largest supplier of tax preparation software and online tax preparation services. Many other companies offer digital and online services. Like all tax return preparation products and services, price and marketing competition for digital tax preparation services is intense among value and premium products and many firms offer services that may include federal and/or state returns at no charge. Federal and certain state taxing authorities also currently offer, or facilitate the offer of, tax return preparation and filing options to taxpayers at no charge.

H&R BLOCK 2012 Form 10K	3

HRB Bank provides banking services primarily to our assisted and do-it-yourself tax clients and for many of these clients, HRB Bank is their only provider of banking services. HRB Bank does not seek to compete broadly with regional or national retail banks.

GOVERNMENT REGULATION – TAX PREPARERS – Our tax preparation business is subject to various forms of government regulation, including the following:

Federal Tax Preparer Regulations. Federal legislation requires income tax return preparers to, among other things, set forth their signatures and identification numbers on all tax returns prepared by them and retain all tax returns prepared by them for three years. Federal laws also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns. Preparers may be prohibited from continuing to act as income tax return preparers if they continuously and repeatedly engage in specified misconduct.

The federal government regulates the electronic filing of income tax returns in part by requiring electronic filers to comply with all publications and notices of the IRS applicable to electronic filing. We are required to provide certain electronic filing information to taxpayers and comply with advertising standards for electronic filers. We are also subject to possible monitoring by the IRS, and if deemed appropriate, they could impose various penalties, including penalties for improper disclosure or use of taxpayer information, other preparer penalties or suspension from the IRS electronic filing program.

IRS regulations require all tax return preparers to: (1) use a Preparer Tax Identification Number (PTIN) as their identifying number on federal tax returns filed after December 31, 2010; and (2) be authorized to practice before the IRS as a prerequisite to obtaining or renewing a PTIN. Additionally, the IRS conducts tax compliance checks on tax return preparers, has defined the individuals who are considered “tax return preparers” for the PTIN requirement, and charges a PTIN user registration fee of $64.25 per year for new registrations and $63.00 per year for renewals. The IRS also conducts background checks on PTIN applicants. In addition, the IRS published final regulations implementing an individual e-file mandate in March 2011.

Financial Privacy Regulations. The Gramm-Leach-Bliley Act and related Consumer Financial Protection Bureau (CFPB) regulations require income tax preparers to: (1) adopt and disclose consumer privacy notices; (2) provide consumers a reasonable opportunity to control (via “opt-out”) whether their personal information is disclosed to unaffiliated third-parties (subject to certain exceptions); and (3) implement reasonable safeguards to protect the security and confidentiality of personal information. In addition, the IRS generally prohibits the use or disclosure of taxpayer information by tax return preparers without the prior written consent of the taxpayer.

State Regulations. Certain states have regulations and requirements relating to offering income tax courses. These requirements include licensing, bonding and certain restrictions on advertising.

Registered Tax Return Preparers. IRS regulations finalized in calendar year 2011 included changes that: (1) established a new class of practitioners, called “registered tax return preparers,” who are authorized to practice before the IRS under Circular 230 (in a limited capacity) and are required to (a) pass a competency examination as a prerequisite to becoming a registered tax return preparer, (b) complete 15 hours of continuing professional education per year, and (c) comply with ethical standards; (2) revised the amount of the enrolled agent application and renewal fee; (3) set the amount of a sponsor fee for qualified continuing professional education sponsors at $419.00; and (4) set the amount of the competency examination user fee at $116.00 per attempt.

Franchise Regulations. Many of the income tax return preparation offices operating in the U.S. under the name “H&R Block” are operated by franchisees. Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (FTC), potential enforcement by the CFPB, and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise disclosure document containing prescribed information. A number of states in which we are currently franchising regulate the sale of franchises and require registration of the franchise disclosure document with certain state authorities. We are currently operating under exemptions from registration in several of these states based on our net worth and experience. Substantive state laws regulating the franchisor/franchisee relationship presently exist in a large number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor/franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. From time to time, we may make appropriate amendments to our franchise disclosure document to comply with our disclosure obligations under federal and state law.

4	H&R BLOCK 2012 Form 10K

Foreign Regulations. We also seek to determine applicable government and self-regulatory organization statutes, ordinances, rules and regulations in the other countries in which we operate (collectively, “Foreign Laws”) and to comply with these Foreign Laws. The Canadian government regulates the CashBack program in Canada.

REGULATION AND SUPERVISION – BANK AND HOLDING COMPANIES – Our subsidiary, HRB Bank, is a federal savings bank chartered under the Home Owner’s Loan Act, as amended (HOLA). H&R Block, Inc., H&R Block Group, Inc. and Block Financial LLC (our Holding Companies) are SLHCs because they control HRB Bank. The following is a general description of certain federal banking statutes and regulations that apply to HRB Bank and our Holding Companies.

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law on July 21, 2010. This federal statute made extensive changes to the laws regulating federal savings banks, their holding companies and other financial services companies. The Dodd-Frank Act requires various federal agencies to adopt many new implementing rules and regulations. The federal agencies are given significant discretion in drafting the new rules and regulations; consequently, many of the details and much of the impact of the Dodd-Frank Act will not be known for several years.

The Dodd-Frank Act substantially restructured the regulation of federal savings associations and savings and loan holding companies. The Office of Thrift Supervision (OTS), which previously was the primary federal regulator for both HRB Bank and our Holding Companies, was eliminated. On July 21, 2011, the OTS transferred its regulatory authority to the OCC and the Federal Reserve. On that date, the OCC, the primary federal regulator for national banks, became the primary federal regulator for federal savings banks, including HRB Bank, and the Federal Reserve became the primary federal regulator for all SLHCs and their nonbank subsidiaries, including our Holding Companies and their nonbank subsidiaries.

The Federal Reserve has interpreted the Dodd-Frank Act to limit the activities of SLHCs and their nonbank subsidiaries. The OTS had authorized SLHCs and their nonbank subsidiaries to engage in the broadest range of financial activities that could be engaged in by a bank holding company that has elected to be a financial holding company (FHC). The Federal Reserve has issued a regulation that SLHCs, and their nonbank subsidiaries, may only engage in such financial activities if the SLHCs elect to become FHCs. Our Holding Companies have not elected to become FHCs and have no current plans to do so.

The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings banks and gives state attorneys general the ability to enforce federal consumer protection laws. Prior to the enactment of the Dodd-Frank Act, OTS regulations provided that the HOLA, and the OTS regulations that interpret the HOLA, preempted the entire field of state regulation in the critical areas of lending and deposit-taking, resulting in federal preemption of most state consumer protection laws in those areas. The Dodd-Frank Act, effective July 21, 2011, changed the legal standard for federal savings association preemption of state laws to a “conflict” preemption standard that is the same as the standard for national bank preemption of state laws. The Dodd-Frank Act also eliminated federal preemption, effective July 21, 2012, for subsidiaries and affiliates of national banks and federal savings banks. As a result, state statutes and regulations that were previously not applicable to our nonbank subsidiaries will no longer be preempted.

Regulatory Supervision and Enforcement Authority. The OCC has extensive enforcement authority over all federal savings associations, including HRB Bank, and the Federal Reserve has extensive enforcement authority over all SLHCs, including our Holding Companies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist and removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Public disclosure of final enforcement actions by the OCC or the Federal Reserve is generally required by law.

OCC Regulation of HRB Bank. All of HRB Bank’s activities and operations are subject to regulation and oversight by the OCC. This regulation of HRB Bank is intended for the protection of its depositors and loan customers. HRB Bank also is subject to certain regulations issued by the Federal Deposit Insurance Corporation (FDIC), which insures the deposits of HRB Bank to the maximum extent permitted by law. HRB Bank is subject to periodic examinations by the OCC.

Consumer Protection Laws. In connection with its lending activities, HRB Bank is subject to federal laws designed to protect borrowers and promote lending, including the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (CR Act). In addition, federal banking regulations limit the ability of banks and other financial institutions to disclose nonpublic personal information to unaffiliated third parties. The CR Act

H&R BLOCK 2012 Form 10K	5

requires the OCC to assess HRB Bank’s record in meeting the credit needs of the communities served by HRB Bank, including low and moderate income neighborhoods. Under the CR Act, institutions are assigned a rating of outstanding, satisfactory, needs to improve, or substantial non-compliance. HRB Bank received a “satisfactory” rating in its most recent CR Act evaluation.

Bank Secrecy Act /Anti-Money Laundering Laws. HRB Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require HRB Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing, and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions.

Qualified Thrift Lender Test. As a federal savings bank, HRB Bank is required to meet a Qualified Thrift Lender (QTL) test. This test requires HRB Bank to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, HRB Bank may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, HRB Bank is required to maintain a significant portion of its assets in residential housing related loans and investments. Any institution that fails to meet the QTL test must, within one year, either become a national bank or be subject to certain restrictions on its operations, unless it meets the test within the year and thereafter remains a QTL. These restrictions include a prohibition against paying any dividends, except with the prior approval of the OCC. Failure to meet the QTL test is a statutory violation subject to enforcement action. As of April 30, 2012, HRB Bank met the QTL test.

Insurance of Accounts. The FDIC insures HRB Bank’s deposit accounts. The FDIC assesses deposit insurance premiums on each FDIC-insured institution based on its capital, supervisory ratings, and other factors. As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity instead of its deposits.

Transactions with Affiliates. Transactions between HRB Bank and its affiliates are required to be on terms at least as favorable to HRB Bank as transactions with non-affiliates, and certain covered transactions are restricted to a percentage of HRB Bank’s capital.

Regulatory Capital Requirements. OCC regulations require HRB Bank to maintain specified minimum levels of regulatory capital. To be well capitalized, a federal savings association must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%. To be adequately capitalized, a federal savings association must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. At March 31, 2012, HRB Bank was well-capitalized, with a leverage ratio of 29.4%, a Tier 1 risk-based capital ratio of 119.0%, and a total risk-based capital ratio of 120.3%.

On June 7, 2012, the OCC issued a notice of proposed rulemaking that would increase the capital requirements for federal savings banks, including HRB Bank. See Item 1A, “Risk Factors,” for further information on the OCC’s proposed capital requirements.

The OCC is authorized to take certain enforcement actions against federal savings banks that fail to meet the minimum ratios for an adequately capitalized institution and to impose other restrictions on federal savings banks that are less than adequately capitalized.

Limitations on Dividends and Other Capital Distributions. OCC regulations impose various restrictions on federal savings banks with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases and other transactions charged to the capital account.

Under OCC regulations, federal savings banks, such as HRB Bank, may generally make capital distributions during any calendar year equal to earnings of the previous two calendar years, net of prior dividends, and current year-to-date earnings. OCC regulations generally require that federal savings banks remain well-capitalized before and after the proposed distribution. A federal savings bank proposing to make any capital distribution greater than these limits must obtain OCC approval prior to making such distributions. Because of the seasonal nature of our business and wide fluctuations in the level of HRB Bank’s assets, our Holding Companies regularly make capital contributions HRB Bank, and HRB Bank regularly seeks regulatory approval to repay such capital contributions as extraordinary dividends.

Federal Home Loan Bank System. HRB Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB), which serves as a reserve or central bank for its members and makes loans or advances to its members. At April 30, 2012, HRB Bank had no outstanding advances from the FHLB.

Federal Reserve Regulation of SLHCs. Each of our Holding Companies is a savings and loan holding company within the meaning of the HOLA. As such, they are registered as unitary savings and loan holding

6	H&R BLOCK 2012 Form 10K

companies with the Federal Reserve and are subject to Federal Reserve regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve has supervisory and enforcement authority over our Holding Companies and their non-bank subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to HRB Bank. Our Holding Companies are expected to be a source of strength to HRB Bank, able to commit capital and liquidity to the bank during times of economic stress.

New SHLC Regulatory Capital Requirements. The Dodd-Frank Act is expected to substantially increase the regulatory capital requirements for SLHCs. On June 7, 2012, the Federal Reserve issued a notice of proposed rulemaking that would establish regulatory capital requirements for SLHCs, including our Holding Companies. See Item 1A, “Risk Factors,” for further information on the proposed SLHC capital requirements.

Consumer Financial Protection Bureau. The Dodd-Frank Act created the new CFPB with the power to administer and enforce federal financial consumer protection laws. The CFPB may issue regulations that apply to HRB Bank, and to our non-bank subsidiaries that provide consumer financial products and services. The CFPB may examine, and take enforcement actions against, our non-bank subsidiaries. See Item 1A for further information on the CFPB.

See Item 7, under “Regulatory Environment” and Item 8, note 21 to the consolidated financial statements for additional discussion of regulatory requirements.

SERVICE MARKS, TRADEMARKS AND PATENTS

We have made a practice of selling our services and products under service marks and trademarks and of obtaining protection for these by all available means. Our service marks and trademarks are protected by registration in the U.S. and other countries where our services and products are marketed. We consider these service marks and trademarks, in the aggregate, to be of material importance to our business, particularly our businesses providing services and products under the “H&R Block” brand.

We have no registered patents material to our business.

EMPLOYEES

We had approximately 2,500 regular full-time employees as of April 30, 2012. The highest number of persons we employed during the fiscal year ended April 30, 2012, including seasonal employees, was approximately 93,000.

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

The following corporate governance documents are posted on our website at www.hrblock.com:

■	The Amended and Restated Articles of Incorporation of H&R Block, Inc.;
■	The Amended and Restated Bylaws of H&R Block, Inc.;
■	The H&R Block, Inc. Corporate Governance Guidelines;
■	The H&R Block, Inc. Code of Business Ethics and Conduct;
■	The H&R Block, Inc. Board of Directors Independence Standards;
■	The H&R Block, Inc. Audit Committee Charter;
■	The H&R Block, Inc. Compensation Committee Charter;
■	The H&R Block, Inc. Finance Committee Charter; and
■	The H&R Block, Inc. Governance and Nominating Committee Charter.

If you would like a printed copy of any of these corporate governance documents, please send your request to the Office of the Secretary, H&R Block, Inc., One H&R Block Way, Kansas City, Missouri 64105.

Information contained on our website does not constitute any part of this report.

H&R BLOCK 2012 Form 10K	7

ITEM 1A.	RISK FACTORS

Our business activities expose us to a variety of risks. Identification, monitoring and management of these risks are essential to the success of our operations and the financial soundness of H&R Block. Senior management and the Board of Directors take an active role in our risk management process and have delegated oversight of risk management to the Enterprise Risk Management Committee (ERMC), which is comprised of senior managers of major businesses and control functions. The ERMC is responsible for identifying and monitoring risk exposures and leading the continued development of our risk management policies and practices.

An investment in our common stock involves risk, including the risk that the value of an investment may decline or that returns on that investment may fall below expectations. There are a number of significant factors which could cause actual conditions, events or results to differ materially from those described in forward-looking statements, many of which are beyond management’s control or its ability to accurately estimate or predict, or could adversely affect our financial position, results of operations, cash flows and the value of any investment in our stock.

RISKS RELATING TO CONTINUING OPERATIONS

Increased competition for tax preparation clients in our retail offices and our online and software channels could adversely affect our current market share and profitability. Offers of free tax preparation services could adversely affect our revenues and profitability.

We provide both assisted and do-it-yourself tax preparation products and services and face substantial competition throughout our businesses. The assisted tax services business is highly competitive. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Many tax return preparation firms and many firms not otherwise in the tax return preparation business are involved in providing electronic filing and other related services to the public, and certain firms provide RACs. Commercial tax return preparers and electronic filers are highly competitive with regard to price and service, and many firms offer services that may include federal and/or state returns at no charge. Do-it-yourself tax preparation options include use of traditional paper forms and various forms of digital electronic assistance, including online and desktop software, all of which we offer. Our digital tax solutions businesses also compete with in-office tax preparation services and a number of online and software companies, primarily on the basis of price and functionality. Intense price competition could result in a loss of market share, lower revenues or lower margins.

Federal and certain state taxing authorities currently offer, or facilitate the offer of, tax return preparation and electronic filing options to taxpayers at no charge. In addition, many of our direct competitors offer certain free online tax preparation and electronic filing options. In order to compete, we also have free tax service offerings in several categories. We prepared 861,000, 767,000 and 810,000 federal income tax returns in fiscal years 2012, 2011 and 2010, respectively, at no charge as part of the FFA. We also have free online tax preparation offerings and provided free preparation of Federal 1040EZ forms in fiscal years 2012 and 2011, and free RACs to certain clients in fiscal year 2012. There can be no assurance that we will be able to attract clients or effectively monetize all of our free tax service offerings, and clients who have formerly paid for our tax service offerings may elect to use free offerings instead. These competitive factors may diminish our revenue and profitability, and harm our ability to acquire and retain clients.

Government tax authorities and direct competitors may also elect to expand free offerings in the future. Although the FFA has kept the federal government from being a direct competitor to our tax service offerings, it has fostered additional online competition and may cause us to lose significant revenue opportunities. We anticipate that governmental encroachment at both the federal and state levels may present a continued competitive threat to our business for the foreseeable future.

See tax returns prepared statistics included in Item 7, under “Tax Services – Operating Statistics.”

Failure to comply with laws and regulations that protect our clients’ and employees’ personal and financial information could harm our brand and reputation and could result in significant fines, penalties and damages.

A number of our businesses collect, use and retain large amounts of personal client information and data, including credit card numbers, tax return information, bank account numbers and social security numbers. In addition, we collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal client and employee information is held and some transactions are executed by third

8	H&R BLOCK 2012 Form 10K

parties. In addition, some of our products and services are internet-based and we store a large amount of data for our users on our servers, including personal information. We and our vendors use commercially available security technologies to protect transactions and personal information. We use security and business controls to limit access and use of personal information. However, individuals or third parties may be able to circumvent these security and business measures, and errors in the storage, use or transmission of personal information may result in a breach of client or employee privacy or theft of assets, which may require notification under applicable data privacy regulations. We employ contractors and temporary employees who may have access to the personal information of clients and employees or who may execute transactions in the normal course of their duties. While we conduct background checks and limit access to systems and data, it is possible that one or more of these controls could be circumvented, resulting in a security breach.

We are subject to laws, rules and regulations relating to the collection, use, disclosure and security of consumer financial information, which have drawn increased attention from federal and state governments. The IRS imposes various prohibitions on the use or disclosure by tax return preparers of taxpayers’ information without the prior written consent of the taxpayer. In addition, other regulations require financial service providers to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to “opt-out” of having personal information disclosed to unaffiliated third-parties. New laws in this area have been passed by several jurisdictions, and other jurisdictions are considering imposing additional restrictions. These new laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction and our current data protection policies and practices may not be consistent with those interpretations and applications. In addition, changes in these federal and state regulatory requirements could result in more stringent requirements and could result in a need to change business practices, including how information is disclosed. Establishing systems and processes to achieve compliance with these new requirements may increase costs and/or limit our ability to pursue certain business opportunities.

A major breach of our security measures or those of third parties that execute transactions or hold and manage personal information may have serious negative consequences for our businesses, including reduced client demand for our services, harm to our reputation and brands, possible fines, penalties and damages, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process client credit card orders or tax returns. From time to time, we detect, or receive notices from clients or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, may harm client confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. Although we have commercially available network and application security, internal control measures, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, loss or theft of personal information will not occur, which may harm our business, client reputation and future financial results and may require us to expend significant resources to address these problems, including notification under data privacy regulations.

Security concerns may adversely affect our online financial services that we provide to our clients, and vulnerability of our clients’ computers and mobile devices could lead to losses related to identity theft or other fraud and harm our reputation and financial performance.

We offer a range of services to our clients online, including digital and assisted tax services and banking services provided by HRB Bank. A significant requirement of providing online financial transactions is the secure transmission of confidential information over public networks. The systems we use rely on encryption and authentication technology to provide secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms used to protect client transaction data. If we, or another provider of financial services through the internet, were to suffer damage from a security breach, public acceptance and use of the internet as a medium for financial transactions could suffer. In addition, our clients may access our online tax services from their computers and mobile devices, install and use our H&R Block At HomeTM tax preparation software on their computers, and access online banking services from their computers and mobile devices. Because our business model relies on our clients’ use of their own personal computers, mobile devices and the internet, computer viruses and other attacks on our clients’ personal computer systems and mobile devices could create losses for our clients even without any breach in the security of our systems, and could thereby harm our business and our reputation. Any security breach could deter potential clients or cause

H&R BLOCK 2012 Form 10K	9

existing clients to leave, thereby impairing our ability to grow and maintain profitability and, possibly, our ability to continue delivering our products and services through the internet. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent security breaches, these measures may not be successful.

An interruption in or breach of our information systems, those of a third party on which we rely, or the internet may result in lost business.

We rely heavily upon communications and information systems and the internet to conduct our business. Our systems and operations are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, computer viruses and worms, negative disruptions to the operation of the internet, penetration of our network by hackers or other unauthorized users and natural disasters. Any failure, interruption or breach in security of our information systems, the third-party information systems on which we rely, or the internet could negatively impact our core business operations and increase our risk of loss. As our businesses are seasonal, our systems must be capable of processing high volumes during peak season. Therefore, service interruptions resulting from system or internet failures could negatively impact our ability to serve our clients, which in turn could damage our brand and reputation, or adversely impact our profitability.

We cannot make assurances that system or internet failures, interruptions or breaches will not occur, or if they do occur that we or the third parties on whom we rely will adequately address them. The precautionary measures that we have implemented to avoid systems outages and to minimize the effects of any data or communication systems interruptions may not be adequate, and we may not have anticipated or addressed all of the potential events that could threaten or undermine our information systems. The occurrence of any systems or internet failure, interruption or breach could significantly impair the reputation of our brand, diminish the attractiveness of our services and harm our business.

Government initiatives that simplify tax return preparation or expedite refunds could reduce the need for our services as a third-party tax return preparer, and cause our revenues or results of operations to decline.

Many taxpayers seek assistance from paid tax return preparers such as us not only because of the level of complexity involved in the tax return preparation and filing process, but also because of paid tax return preparers’ ability to expedite refund proceeds under certain circumstances. From time to time, government officials propose measures seeking to simplify the preparation and filing of tax returns or to provide additional assistance with respect to preparing and filing such tax returns or expediting refunds. During tax season 2011, the U.S. Department of the Treasury (the Treasury) introduced a prepaid debit card pilot program designed to facilitate the refund process. HRB Bank also provides this type of service through its H&R Block Prepaid Emerald MasterCard®. Additionally, during tax season 2011, the IRS increased its emphasis on a process to allow taxpayers to allocate their refunds to multiple accounts. The adoption or expansion of any measures that significantly simplify tax return preparation, expedite refunds or otherwise reduce the need for a third-party tax return preparer could reduce demand for our services, and cause our revenues or results of operations to decline.

The Dodd-Frank Act is expected to increase capital requirements for savings and loan holding companies. Compliance with these new capital requirements could adversely affect our Holding Companies and could alter our strategic plans.

The Dodd-Frank Act made extensive changes to the laws regulating banks, holding companies and financial services firms, and requires various federal agencies to adopt a broad range of new implementing rules and regulations and prepare numerous studies and reports for Congress. Among other changes, the Dodd-Frank Act imposes consolidated capital requirements on SLHCs. These requirements may have a significant long term effect on our Holding Companies. The Dodd-Frank Act requires the Federal Reserve to promulgate minimum capital requirements for SLHCs, including leverage (Tier 1) and risk based capital requirements that are no less stringent than those applicable to banks.

On June 7, 2012, the Federal Reserve issued a 250 page notice of proposed rulemaking on increased capital requirements, implementing changes required by the Dodd-Frank Act and portions of the Basel III regulatory capital reforms, portions of which would apply to top-tier SLHCs including H&R Block, Inc. We are still analyzing the proposed capital regulations, which would not become fully implemented until January 1, 2015, and the effect they would have on us and our business.

10	H&R BLOCK 2012 Form 10K

The proposed capital requirements for SLHCs may require us to retain or raise additional capital, restrict our ability to pay dividends and repurchase shares of our common stock and/or alter our strategic plans. See Item 1 for further discussion of the Dodd-Frank Act.

HRB Bank is subject to extensive federal banking laws and regulations. If we fail to comply with applicable banking laws and regulations, we could be subject to disciplinary actions, damages, penalties or restrictions that could significantly harm our business.

HRB Bank is subject to regulation, examination, supervision, reporting requirements and enforcement by the OCC. The OCC can, among other things, issue cease-and-desist orders, assess civil money penalties and remove bank directors, officers or employees, for violations of banking laws and regulations or engaging in unsafe and unsound banking practices.

HRB Bank is subject to OCC regulatory capital requirements. Failure to meet minimum capital requirements may trigger actions by regulators that could have a direct material effect on HRB Bank. HRB Bank must meet specific capital guidelines involving quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. OCC regulations require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital. On June 7, 2012, the OCC issued a notice of proposed rulemaking increasing capital requirements for federal savings banks, including HRB Bank. We are still reviewing how the OCC’s proposed regulations would affect HRB Bank and its business.

The laws and regulations imposed by federal banking regulators generally involve restrictions and requirements in connection with a variety of technical, specialized and expanding matters and concerns. For example, compliance with anti-money laundering and know-your-customer requirements, and the Bank Secrecy Act, has taken on heightened importance with regulators as a result of efforts to limit terrorism. There has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. Being subject to banking regulation may put us at a disadvantage compared to our competitors which are not subject to such requirements.

The OCC could deem certain products offered by HRB Bank to be “unsafe and unsound” and require HRB Bank to discontinue offering such products. To the extent such products are instrumental in attracting clients to our offices for tax preparation services, we could experience a significant loss of clients should such products be discontinued. This could cause our revenues or profitability to decline.

The Dodd-Frank Act created the CFPB to administer and enforce all federal consumer protections laws. Regulations promulgated by the CFPB may affect our bank and financial services businesses in ways we cannot predict, which may require changes to our financial products, services and contracts.

The Dodd-Frank Act also created the CFPB with broad powers to administer and enforce all federal consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, federal savings banks, and other financial services companies, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. HRB Bank does not currently have assets in excess of $10 billion.

The CFPB has extensive rulemaking and enforcement powers that may impact our business operations. Specifically, the CFPB may examine, and take enforcement actions against, our non-bank subsidiaries that provide consumer financial products and services. New CFPB regulations may require changes to our financial products, services and contracts. The potential reach of the CFPB’s broad rulemaking powers and enforcement authority on the operations of banks and financial services companies offering consumer financial products or services, including our bank and financial services subsidiaries, is currently unknown.

H&R BLOCK 2012 Form 10K	11

The nature of our tax service and product offerings requires timely product launches. Any significant delays in launching our tax service and product offerings, changes in government regulations or processes that affect how we provide such offerings to our clients, or significant problems with such offerings may harm our revenue, results of operations and reputation.

Tax laws and tax forms are subject to change each year, and the nature and timing of any such changes are unpredictable. As a part of our business, we must incorporate any changes to tax laws and tax forms into our tax service and product offerings, including our online tax services and our H&R Block At HomeTM tax preparation software. The unpredictable nature of changes to tax laws and tax forms can result in condensed development cycles for our tax service and product offerings because our clients expect high levels of accuracy and a timely launch of such offerings to prepare and file their taxes by the tax filing deadline. Any changes in governmental regulations and processes that affect how we provide services to our clients may require us to make corresponding changes to our client service systems and procedures.

If we encounter development challenges or discover errors in our services and products late in our development cycle it may cause us to delay the launch dates of our offerings. Any major defects or launch delays may lead to loss of clients and revenue, negative publicity, client and employee dissatisfaction, reduced retailer shelf space and promotions, and increased operating expenses.

Our business, results of operations and financial condition may be adversely affected if we are unable to hire, train and retain sufficient qualified seasonal tax personnel.

Due to the seasonality of our tax business, we employ a substantial amount of seasonal tax professionals on an annual basis. If we were unable to hire, train and retain a sufficient amount of seasonal tax professionals, it could negatively impact our ability to serve clients, which in turn could damage our brand and reputation, or adversely impact our profitability.

We face substantial litigation in connection with our various business activities, and such litigation may damage our reputation or result in material liabilities and losses.

We, and/or our subsidiaries, have been named and from time to time will likely continue to be named, as a defendant in various legal actions, including arbitrations, class actions and other litigation arising in connection with our various business activities. Adverse outcomes related to litigation could result in substantial damages and could cause our earnings to decline. Negative public opinion could also result from our subsidiaries’ actual or alleged conduct in such claims, possibly damaging our reputation, which in turn could adversely affect our business prospects and cause the market price of our stock to decline. In addition, certain regulators have alleged that some of our competitors are lending tax preparation fees when they issue products similar to a RAC to their clients. An adverse ruling in this area could have a material impact on our offering of RACs, which could result in the loss of a significant number of clients, causing our revenues or results of operations to decline. See Item 8, note 19 to the consolidated financial statements for additional information.

Our access to liquidity may be negatively impacted as disruptions in credit markets occur, if credit rating downgrades occur or if we fail to meet certain covenants. Funding costs may increase, leading to reduced earnings.

We need liquidity to meet our off-season working capital requirements, to service debt obligations including refinancing of maturing obligations, and for other related activities. Our access to and the cost of liquidity could be negatively impacted in the event of credit rating downgrades or if we fail to meet existing debt covenants. In addition, events could occur which could increase our need for liquidity above current levels.

If rating agencies downgrade our credit rating, the cost of debt would likely increase and capital market access could decrease or become unavailable. Our unsecured committed line of credit (CLOC) is subject to various covenants, and a violation of a covenant could impair our access to liquidity currently available through the CLOC. If current sources of liquidity were to become unavailable, we would need to obtain additional sources of funding, which may not be possible or may be available under less favorable terms.

Our businesses may be adversely affected by difficult economic conditions, particularly if unemployment levels do not improve or continue to increase.

Difficult economic conditions are frequently characterized by high unemployment levels and declining consumer and business spending. These poor economic conditions may negatively affect demand and pricing for our services. Higher unemployment levels, especially within client segments we serve, may result in clients no longer being required to file tax returns, electing not to file tax returns, or clients seeking lower cost

12	H&R BLOCK 2012 Form 10K

preparation and filing alternatives. Continued high unemployment levels may negatively impact our ability to increase or retain tax preparation clients.

Economic conditions that negatively affect housing prices and the job market may result in deterioration in credit quality of our loan portfolio primarily held by HRB Bank, and such deterioration could have a negative impact on our business and profitability.

The overall credit quality of mortgage loans held for investment is impacted by the strength of the U.S. economy and local economic conditions, including residential housing prices. Economic trends that negatively affect housing prices and the job market could result in deterioration in credit quality of our mortgage loan portfolio and a decline in the value of associated collateral. Future interest rate resets could also lead to increased delinquencies in our mortgage loans held for investment. Trends in the residential mortgage loan market continue to reflect high loan delinquencies and lower collateral values. We recorded loan loss provisions totaling $24.1 million, $35.6 million and $47.8 million during fiscal years 2012, 2011 and 2010, respectively.

HRB Bank’s loan portfolio is concentrated in the states of Florida, New York and California, which represented 19%, 18% and 13%, respectively, of HRB Bank’s total mortgage loans held for investment at April 30, 2012. No other state held more than 10% of HRB Bank’s loan balances. If adverse trends in the residential mortgage loan market continue, particularly in geographic areas in which HRB Bank owns a greater concentration of mortgage loans, HRB Bank could incur additional significant loan loss provisions.

Mortgage loans purchased from Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC) represent 59% of total loans held for investment at April 30, 2012. These loans have experienced higher delinquency rates than other loans in HRB Bank’s portfolio, and may expose HRB Bank to greater risk of credit loss.

In addition to mortgage loans, we also extend secured and unsecured credit to other clients, including providing EAs to our tax clients. We may incur significant losses on credit we extend, which in turn could reduce our profitability.

RISKS RELATING TO DISCONTINUED OPERATIONS

SCC is subject to potential contingent losses related to representation and warranty claims, which may have an adverse effect on our cash flows, financial condition and results of operations. Additionally, SCC has accrued an estimated liability related to these contingent losses that may not be adequate.

SCC remains exposed to losses relating to mortgage loans it previously originated. Mortgage loans originated by SCC were sold either as whole-loans to single third-party buyers or in the form of residential mortgage-backed securities (RMBSs).

In connection with the sale of loans and/or RMBSs, SCC made certain representations and warranties. These representations and warranties varied based on the nature of the transaction and the buyer’s or insurer’s requirements, but generally pertained to the ownership of the loan, the validity of the lien securing the loan, borrower fraud, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with SCC’s underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. In the event there is deemed to be a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan, or a securitization insurer’s interest or a certificate holder’s interest in the mortgage loan, SCC may be obligated to repurchase the loan or may otherwise indemnify certain parties for losses, referred to as “representation and warranty claims.” The statute of limitations for a contractual claim to enforce a representation and warranty obligation is generally six years or such shorter limitations period that may apply under the law of a state where the economic injury occurred. SCC believes that the limitations period begins to run from the applicable closing date of the sale of the loans or RMBS, although there is limited case law on this issue.

SCC accrues a liability for contingent losses relating to representation and warranty claims by estimating probable losses for those claims, both known and projected. At April 30, 2012, SCC’s accrued liability for representation and warranty claims was $130.0 million. SCC’s accrued liability is subjective and based upon, among other things, SCC’s historical and projected frequency of representation and warranty claims. Losses incurred in connection with actual or projected representation and warranty claims may be in excess of the accrued liability. The accrued liability may need to be increased in the future for additional losses associated with representation and warranty claims. If losses related to future representation and warranty claims are in excess of SCC’s accrued liability, those losses could have a material adverse effect on our cash flows, financial

H&R BLOCK 2012 Form 10K	13

condition and results of operations. The accrued liability for representation and warranty claims does not include any losses related to litigation matters discussed in the risk factor below and in Item 8, note 19 to the consolidated financial statements. Also see Item 8, note 18 to the consolidated financial statements.

SCC is subject to potential contingent losses related to securitization transactions in which SCC participated as a depositor or loan originator, which may result in significant financial losses.

Between January 2005 and November 2007, SCC participated in approximately 110 securitization transactions either as a depositor or a loan originator. In most of these securitization transactions, SCC agreed, subject to certain conditions and limitations, to indemnify the underwriters or depositors for certain losses and expenses that the underwriters or depositors may incur as a result of certain claims made against them relating to loans originated by SCC, including certain legal expenses the underwriters or depositors incur in their defense of such claims. Some of those underwriters and depositors are defendants in lawsuits where various other parties allege a variety of claims, including violations of federal and state securities law and common law fraud based on alleged materially inaccurate or misleading disclosures, arising out of the activities of such underwriters or depositors in their sale of RMBSs or mortgage loans. As of April 30, 2012, SCC has received notice of a claim for indemnification from the underwriters or depositors relating to 9 of these lawsuits and involving approximately 25 securitization transactions collateralized in whole or in part by loans originated by SCC. Additional notices of claims for indemnification may be received by SCC in the future from underwriters or depositors who are subject to existing or new litigation.

In addition, other counterparties to the securitization transactions, including certificate holders, securitization trustees and monoline insurance companies, have filed or may file lawsuits, or may assert indemnification claims, directly against depositors and loan originators in securitization transactions alleging a variety of claims, including federal and state securities law violations, common law torts and fraud and breach of contract, among others. Additional or new lawsuits may be filed against SCC in the future.

These matters are in the early stages and SCC is not able to reasonably estimate the associated amount of any possible loss or range of loss. As a result, we have not accrued any liability related to these exposures. However, if SCC were required to pay material amounts with respect to these matters, it could have a material adverse effect on our financial position, results of operations or cash flows, as SCC’s financial condition and operating results are included in our consolidated financial statements. See Item 8, note 19 to the consolidated financial statements for additional information.

H&R Block has guaranteed the payment of certain limited claims against SCC.

SCC is subject to representation and warranty claims by counterparties to SCC whole loan sales and securitization transactions, including certificate holders, securitization trustees and monoline insurance companies. In certain limited circumstances described below, H&R Block has outstanding guarantees of payment if claims are successfully asserted by such counterparties.

These guarantees include representation and warranty claims with respect to three whole loan sales in 2007 by SCC with an aggregate outstanding principal and liquidated amount of approximately $1.4 billion as of April 30, 2012. There have been a total of $29.3 million of representation and warranty claims with respect to these three whole loan sales, of which $4.4 million were deemed valid and paid by SCC, representing significantly less than one percent of the original principal amount of such loans.

These guarantees also cover payment of representation and warranty claims with respect to mortgage loans supporting RMBSs with a remaining outstanding principal amount of approximately $1.2 billion that were issued prior to 2005 (“Pre-2005 RMBSs”). We do not anticipate that any significant amount of representation and warranty claims will be asserted with respect to the Pre-2005 RMBSs in view of (i) the underlying loan vintage and performance, (ii) principal losses to certificate holders represent significantly less than one percent of the original aggregate principal amount of Pre-2005 RMBSs, (iii) no claims have been asserted since 2008, and (iv) based upon our belief regarding the applicable statute of limitations we do not expect that new representation and warranty claims would be viable. This claims history is consistent with our experience that most valid claims relate to loan delinquencies occurring within the first two years following origination, and that the longer a loan performs prior to an event of default, the less likely a default will be related to a breach of a representation and warranty.

These guarantees also cover limited representation and warranty claims on other outstanding securitization transactions, with a potential claims exposure of less than $200 million. In addition, as is customary in divestiture transactions, H&R Block guaranteed the payment of any indemnification claims from the purchaser of SCC’s servicing business, including claims relating to pre-closing services (which closing occurred in 2008).

14	H&R BLOCK 2012 Form 10K

If SCC were to become insolvent, we could be subject to claims by the unpaid creditors of SCC.

As discussed above, SCC is subject to representation and warranty claims and other claims and litigation related to its past sales and securitizations of mortgage loans. It is likely that additional claims and proceedings will be made in the future. If the amount that SCC is ultimately required to pay with respect to these claims and litigation exceeds its assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC’s obligations. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our financial position, results of operations or cash flows. In addition, in certain limited instances, H&R Block guaranteed amounts as outlined in the above risk factor.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Most of our tax offices are operated under leases or similar agreements throughout the U.S. Our Canadian executive offices are located in a leased office in Calgary, Alberta. Our Canadian tax offices are operated under leases throughout Canada. Our Australian executive offices are located in a leased office in Thornleigh, New South Wales. Our Australian tax offices are operated under leases throughout Australia.

HRB Bank is headquartered and its single branch location is located in our corporate headquarters. We own our corporate headquarters, which is located in Kansas City, Missouri. All current leased and owned facilities are in good repair and adequate to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see discussion in Item 8, note 19 to the consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

H&R Block’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On May 31, 2012, there were 22,030 shareholders of record and the closing stock price on the NYSE was $15.27 per share.

The quarterly information regarding H&R Block’s common stock prices and dividends appears in Item 8, note 23 to the consolidated financial statements.

A summary of our securities authorized for issuance under equity compensation plans as of April 30, 2012 is as follows:

			(in 000s, except per share amounts)
	Number of securities to be issued upon exercise of options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	6,950	$18.15	10,169
Equity compensation plans not approved by security holders	–	–	–

Total	6,950	$18.15	10,169

The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is reported in Item 8, note 14 to the consolidated financial statements.

H&R BLOCK 2012 Form 10K	15

A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2012 is as follows:

			(in 000s, except per share amounts)
	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May be Purchased Under the Plans or Programs(2)
February 1 – February 29	–	$–	–	$1,194,648
March 1 – March 31	1	$16.44	–	$1,194,648
April 1 – April 30	1,511	$14.89	1,511	$1,172,186

(1)

We purchased approximately 2 thousand shares in connection with funding employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on restricted shares.

(2)

In June 2008, our Board of Directors approved an authorization to purchase up to $2.0 billion of our common stock through June 2012. In June 2012, our Board of Directors extended this authorization through June 2015.

PERFORMANCE GRAPH – The following graph compares the cumulative five-year total return provided shareholders on H&R Block, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Diversified Commercial & Professional Services index. An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on April 30, 2007, and its relative performance is tracked through April 30, 2012.

16	H&R BLOCK 2012 Form 10K

ITEM 6.	SELECTED FINANCIAL DATA

We derived the selected consolidated financial data presented below as of and for each of the five annual periods ending April 30, 2012, from our audited consolidated financial statements. All periods presented have been reclassified to reflect the sale of RSM as discontinued operations. Results of operations of fiscal years 2012, 2011 and 2010 are discussed in Item 7. Results of operations for fiscal year 2008 included significant losses of our discontinued mortgage businesses. The data set forth below should be read in conjunction with Item 7 and the consolidated financial statements in Item 8.

	(in 000s, except per share amounts)
April 30,	2012	2011	2010	2009	2008
Revenues	$2,893,771	$2,944,980	$3,014,835	$3,187,129	$3,147,836
Net income from continuing operations	345,968	392,547	455,123	453,039	388,969
Net income (loss)	265,932	406,110	479,242	485,673	(308,647)
Basic earnings (loss) per share:
Net income from continuing operations	$1.16	$1.27	$1.37	$1.35	$1.19
Net income (loss)	0.89	1.31	1.44	1.45	(0.95)
Diluted earnings (loss) per share:
Net income from continuing operations	$1.16	$1.27	$1.36	$1.35	$1.18
Net income (loss)	0.89	1.31	1.43	1.45	(0.95)
Total assets	$4,649,567	$5,289,453	$5,271,412	$5,427,624	$5,676,975
Long-term debt (1)	1,040,549	1,040,084	1,031,413	1,030,328	1,029,097
Stockholders’ equity	1,325,892	1,449,574	1,440,630	1,405,859	987,818
Shares outstanding	292,119	305,366	323,306	334,102	326,011
Dividends per share (2)	$0.70	$0.45	$0.75	$0.59	$0.56

(1)	Includes current portion of long-term debt.
(2)	Amounts represent dividends declared. In fiscal year 2010, the dividend payable in July 2010 was declared in April 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our subsidiaries provide tax preparation and retail banking services. We are the only major company offering a full range of software, online and in-office tax preparation solutions to individual tax clients.

OVERVIEW

A summary of our fiscal year 2012 results is as follows:

■	Revenues for the fiscal year were $2.9 billion, down 1.7% from prior year results, primarily due to a promotional offering on RACs, coupled with lower interest income on EAs.
■	Diluted earnings per share from continuing operations decreased 8.7% from the prior year to $1.16.
■	U.S. tax returns prepared by us increased 4.2% from the prior year primarily due to strong results in our online offering.
■

Pretax income for the Tax Services segment decreased $63.5 million, or 8.3%, due primarily to the decline in RAC revenues, a $35.7 million increase in marketing expense and increases in litigation and other expenses, partially offset by a $71.0 million decline in bad debt expense.

■

In fiscal year 2012, we sold RSM and also sold RSM EquiCo, Inc.’s subsidiary, McGladrey Capital Markets LLC (MCM). As of April 30, 2012, the results of operations of these businesses are presented as discontinued operations in the consolidated financial statements. All periods presented have been reclassified to reflect our discontinued operations. See additional information in Item 8, note 20 to the consolidated financial statements.

■

In April 2012, we announced a strategic realignment which eliminated approximately 350 positions and closed approximately 200 underperforming company-owned offices. We recorded $31.2 million in severance costs and $5.5 million in lease termination costs and impairment charges.

H&R BLOCK 2012 Form 10K	17

Consolidated Results of Operations Data		(in 000s, except per share amounts)
Year ended April 30,	2012	2011	2010
REVENUES:
Tax Services	$2,862,378	$2,912,361	$2,975,252
Corporate and eliminations	31,393	32,619	39,583

	$2,893,771	$2,944,980	$3,014,835

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES:
Tax Services	$704,002	$767,498	$867,362
Corporate and eliminations	(127,932)	(139,795)	(143,948)

	576,070	627,703	723,414
Income taxes	230,102	235,156	268,291

Net income from continuing operations	345,968	392,547	455,123
Net income (loss) from discontinued operations	(80,036)	13,563	24,119

Net income	$265,932	$406,110	$479,242

BASIC EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.16	$1.27	$1.37
Net income (loss) from discontinued operations	(0.27)	0.04	0.07

Net income	$0.89	$1.31	$1.44

DILUTED EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.16	$1.27	$1.36
Net income (loss) from discontinued operations	(0.27)	0.04	0.07

Net income	$0.89	$1.31	$1.43

18	H&R BLOCK 2012 Form 10K

RESULTS OF OPERATIONS

TAX SERVICES

This segment primarily consists of our income tax preparation businesses – assisted, online and software. This segment includes our tax operations in the U.S. and its territories, Canada, and Australia. Additionally, this segment includes the activities of HRB Bank that primarily support the tax network.

Tax Services – Operating Statistics
Year ended April 30,	2012	2011	2010
TAX RETURNS PREPARED : (in 000s)
United States:
Company-owned operations	9,207	9,168	9,182
Franchise operations	5,693	5,588	5,064

Total retail operations	14,900	14,756	14,246

Software	2,158	2,201	2,193
Online	4,419	3,722	2,893
Free File Alliance	861	767	810

Total digital tax solutions	7,438	6,690	5,896

Total U.S. operations	22,338	21,446	20,142

International operations:
Canada (1)	2,545	2,411	2,352
Australia	671	644	667

Total international operations	3,216	3,055	3,019

Tax returns prepared worldwide	25,554	24,501	23,161

TAX OFFICES :
U.S. offices:
Company-owned offices	5,787	5,921	6,431
Company-owned shared locations (2)	734	572	760

Total company-owned offices	6,521	6,493	7,191

Franchise offices	4,296	4,178	3,909
Franchise shared locations (2)	175	397	406

Total franchise offices	4,471	4,575	4,315

Total U.S. offices	10,992	11,068	11,506

International offices:
Canada	1,223	1,324	1,269
Australia	404	384	374

Total international offices	1,627	1,708	1,643

Tax offices worldwide	12,619	12,776	13,149

(1)

In fiscal year 2011, the end of the Canadian tax season was extended from April 30 to May 2, 2011. Tax returns prepared in Canada in fiscal year 2011 includes 51,000 returns in both company-owned and franchise offices which were accepted by the client on May 1 or 2. The revenues related to these returns were recognized in fiscal year 2012.

(2)	Shared locations include offices located within Sears, Wal-Mart and other third-party businesses.

H&R BLOCK 2012 Form 10K	19

Tax Services – Financial Results			(dollars in 000s)
Year ended April 30,	2012	2011	2010
Tax preparation fees	$1,954,498	$1,931,024	$1,991,989
Royalties	308,561	304,194	275,559
Fees from refund anticipation checks	132,361	181,661	87,541
Fees from Emerald Card	104,143	90,451	99,822
Fees from Peace of Mind guarantees	75,603	78,413	79,888
Interest income on Emerald Advance	59,660	94,300	77,882
Loan participation fees and related revenue	–	17,151	146,160
Other	227,552	215,167	216,411

Total revenues	2,862,378	2,912,361	2,975,252

Compensation and benefits:
Field wages	691,680	692,561	713,792
Other wages	150,908	155,165	138,008
Benefits and other compensation	183,037	174,254	178,728

	1,025,625	1,021,980	1,030,528
Occupancy and equipment	381,572	385,130	410,709
Marketing and advertising	278,231	242,538	233,748
Depreciation and amortization	92,816	90,672	93,424
Bad debt	68,082	139,059	104,716
Supplies	44,236	42,300	49,781
Goodwill impairment	7,409	22,700	–
Other	277,006	245,585	234,050
Gains on sale of tax offices	(16,601)	(45,101)	(49,066)

Total expenses	2,158,376	2,144,863	2,107,890

Pretax income	$704,002	$767,498	$867,362

Pretax margin	24.6%	26.4%	29.2%

FISCAL 2012 COMPARED TO FISCAL 2011 – Tax Services’ revenues decreased $50.0 million, or 1.7%, compared to the prior year. Tax preparation fees increased $23.5 million, or 1.2% primarily due to an increase in tax returns prepared in our international operations and favorable exchange rates. Return volume and pricing in U.S. company-owned offices were relatively unchanged from the prior year.

Royalties increased $4.4 million, or 1.4%, primarily due to a 1.9% increase in returns prepared in franchise offices.

Fees earned on RACs decreased $49.3 million, or 27.1%, due to a promotional offering, whereby clients were eligible to receive a RAC at no charge through February 4, if they elected to have their refund direct deposited onto an Emerald Card.

Emerald Card fees increased $13.7 million, or 15.1%, primarily due to higher transaction volumes resulting from an increase of approximately 24% in prepaid debit cards issued.

Interest income earned on EAs decreased $34.6 million, or 36.7%, as a result of lower EA volumes principally resulting from changes in underwriting criteria in the current year.

Prior to fiscal year 2011, RALs were offered to our clients by a third party. In the prior year, we recognized the final contractual fees related to RALs totaling $17.2 million.

Other revenue increased $12.5 million, or 5.8%, primarily due to an increase in online tax preparation revenues.

Total expenses increased $13.5 million, or 0.6%, compared to the prior year. Benefits and other compensation increased $8.8 million, or 5.0%, over the prior year primarily due to incremental severance costs. Marketing and advertising increased $35.7 million, or 14.7%, as we expanded our marketing efforts, primarily in television and online. Bad debt expense decreased $71.0 million, or 51.0%, primarily as a result of lower EA volumes in the current year and with better collection rates in the current year. Other expenses increased $31.4 million, or 12.8%, primarily due to incremental litigation expenses recorded in the current year. Gains on the sale of tax offices declined $28.5 million, as we sold 83 offices in the current year compared to 280 in the prior year.

Pretax income for fiscal year 2012 decreased $63.5 million, or 8.3%, from 2011. The pretax margin for the segment decreased to 24.6% from 26.4% in fiscal year 2011.

20	H&R BLOCK 2012 Form 10K

FISCAL 2011 COMPARED TO FISCAL 2010 – Tax Services’ revenues decreased $62.9 million, or 2.1%, compared to the prior year. Tax preparation fees decreased $61.0 million, or 3.1%, due primarily to the sale of company-owned offices to franchisees and the loss of certain clients as a result of not having a RAL offering in our tax offices in fiscal year 2011. Although we gained clients through the free Federal EZ filing we began offering during fiscal year 2011, that increase did not have a significant impact on our revenues.

Royalties increased $28.6 million, or 10.4%, primarily due to the conversion of 280 company-owned offices into franchises.

Fees earned on RACs increased $94.1 million, or 107.5%, primarily due to an increase in the number of RACs issued as a portion of our clients chose to receive their refunds via RAC, as an alternative to a RAL.

RALs were historically offered to our clients by HSBC Holdings plc (HSBC). In December 2010, HSBC terminated its contract with us based on restrictions placed on HSBC by its regulator and, therefore, RALs were not offered during the 2011 tax season. Revenues of $17.2 million include the recognition of net deferred fees from HSBC. This compares with revenues resulting from loans participations and related fees in fiscal year 2010 of $146.2 million.

Interest income earned on EAs increased $16.4 million, or 21.1%, over fiscal year 2010 primarily due to an increase in loan volume, which resulted from offering the product to a wider client base.

Total expenses increased $37.0 million, or 1.8%, compared to fiscal year 2010. Compensation and benefits decreased $8.5 million, or 0.8%, primarily due to lower commission-based wages due to conversions to franchise offices, reduced headcount and related payroll taxes. This decline was partially offset by severance costs and related payroll taxes of $27.4 million. Occupancy costs declined $25.6 million, or 6.2%, due to office closures and cost-saving initiatives. Bad debt expense increased $34.3 million, or 32.8%, primarily due to increased volumes on EAs, as well as a decline in tax returns prepared for those clients. During fiscal year 2011, we recorded a $22.7 million impairment of goodwill in an ancillary reporting unit, as discussed in Item 8, note 7 to the consolidated financial statements. Other expenses increased $11.5 million, or 4.9%, primarily due to incremental litigation expenses recorded in fiscal year 2011.

Pretax income for fiscal year 2011 decreased $99.9 million, or 11.5%, from 2010. As a result of the declines in revenues and higher expenses, primarily bad debt expense and goodwill impairment, pretax margin for the segment decreased to 26.4% from 29.2% in fiscal year 2010.

CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS

Corporate operating losses include net interest margin and gains or losses relating to mortgage loans held for investment, real estate owned and residual interests in securitizations, along with interest expense on borrowings and other corporate expenses.

Corporate – Operating Results			(in 000s)
Year ended April 30,	2012	2011	2010
Interest income on mortgage loans held for investment	$20,322	$24,693	$31,877
Other	11,071	7,926	7,706

Total revenues	31,393	32,619	39,583

Interest expense	83,658	84,288	79,929
Provision for loan losses	24,075	35,567	47,750
Other, net	51,592	52,559	55,852

Total expense	159,325	172,414	183,531

Pretax loss	$(127,932)	$(139,795)	$(143,948)

FISCAL YEAR 2012 COMPARED TO FISCAL YEAR 2011

Interest income earned on mortgage loans held for investment decreased $4.4 million, or 17.7%, from the prior year, primarily as a result of declining rates and non-performing loans. Our provision for loan losses decreased $11.5 million, or 32.3%, from the prior year as a result of the continued run-off of our portfolio.

Income Taxes on Continuing Operations

Our effective tax rate for continuing operations in fiscal year 2012 was 39.9% compared to 37.5% in the prior year. The higher effective tax rate was primarily due to increased tax expense related to changes in the value of investments held within company-owned life insurance (COLI) policies. A portion of the increase related to COLI resulted from the decision to surrender COLI policies no longer required to support our deferred

H&R BLOCK 2012 Form 10K	21

compensation liabilities. This decision triggered a one-time tax expense related to prior period gains. In addition to the impact of COLI, changes in tax items including valuation allowances, income tax reserves and other discrete tax adjustments caused a small net increase to tax expense.

FISCAL YEAR 2011 COMPARED TO FISCAL YEAR 2010

Interest income earned on mortgage loans held for investment decreased $7.2 million, or 22.5%, from the prior year, primarily as a result of declining rates and non-performing loans. Our provision for loan losses decreased $12.2 million, or 25.5%, from the prior year as a result of the continued run-off of our portfolio.

Income Taxes on Continuing Operations

Our effective tax rate from continuing operations was 37.5% for the fiscal year ended April 30, 2011, compared to 37.1% in the prior year. The increase resulted from a decline in gains from investments in company-owned life insurance assets which were not subject to tax and an increase in the state effective tax rate offset by other favorable net discrete adjustments recorded in fiscal year 2011 compared to net unfavorable adjustments recorded in fiscal year 2010.

DISCONTINUED OPERATIONS

Our discontinued operations include the results of RSM and related businesses, which were previously reported in our Business Services segment, and our discontinued mortgage operations.

Discontinued Operations – Operating Results			(in 000s)
Year ended April 30,	2012	2011	2010
Revenues	$417,168	$828,725	$859,869

Pretax income (loss) from operations:
RSM and related businesses	$14,441	$48,021	$59,492
Mortgage	(59,702)	(20,644)	(16,449)

	(45,261)	27,377	43,043
Income taxes (benefit)	(13,329)	13,814	18,924

Net income (loss) from operations	(31,932)	13,563	24,119

Pretax loss on sales of businesses	(109,719)	–	–
Income tax benefit	(61,615)	–	–

Net loss on sales of businesses	(48,104)	–	–

Net income (loss) from discontinued operations	$(80,036)	$13,563	$24,119

FISCAL YEAR 2012 COMPARED TO FISCAL YEAR 2011

The net loss from our discontinued operations totaled $80.0 million compared to income of $13.6 million for the prior year. The loss on the sale of RSM and related businesses includes a $99.7 million goodwill impairment recorded in the first quarter related to the sales of RSM and MCM. Additionally, the prior year includes twelve months of RSM operating results while the current year includes only seven months.

The loss related to the mortgage business increased due to a settlement of approximately $28 million to the SEC accrued during the current year, coupled with $20.0 million in incremental loss provisions related to an increase in SCC’s estimated contingent losses for representation and warranty claims.

Income Taxes

The sale of RSM resulted in a pretax financial statement loss, but produced a gain for tax purposes. The tax gain resulted primarily from larger amortization deductions taken for tax purposes than for financial statement purposes. A portion of the gain from the sale of intangible assets is capital in nature and was offset by utilization of capital loss carry-forwards, resulting in an incremental tax benefit reported for financial statement purposes.

FISCAL YEAR 2011 COMPARED TO FISCAL YEAR 2010

Net income from our discontinued operations fell to $13.6 million in fiscal year 2011, from $24.1 million for fiscal year 2010, primarily due to lower revenues and higher litigation expenses in our RSM business and higher expenses from our discontinued mortgage business.

Income Taxes

Our effective tax rate for discontinued operations was 50.5% for the fiscal year ended April 30, 2011, compared to 44.0% in the prior year. This increase resulted from the impact of permanent tax items and increased state tax rates.

22	H&R BLOCK 2012 Form 10K

REPRESENTATION AND WARRANTY CLAIMS

SCC has accrued a liability for estimated contingent losses related to representation and warranty claims as of April 30, 2012 of $130.0 million, which represents SCC’s estimate of the probable loss that may occur. Losses on claims reviewed and deemed to be valid totaled $16.2 million, $12.2 million and $18.2 million for fiscal years 2012, 2011 and 2010, respectively. These amounts were recorded as reductions of SCC’s accrued representation and warranty liability.

During the second and fourth quarters of fiscal year 2012, SCC observed an increase in third-party activity. As a result of this third-party activity, SCC’s estimate of probable claims increased from its prior expectations, resulting in additional loss provisions of approximately $56 million. These loss provisions were partially offset by changes in assumptions, including a decrease in the rate at which claims have been found to be valid, corresponding to recent trends in reviewed claims, and a decrease in expected future claims related to net interest margin (NIM) bonds that had matured, resulting in a net recorded loss provision in discontinued operations of $20.0 million.

See additional discussion in Item 1A, “Risk Factors,” “Critical Accounting Estimates” below and in Item 8, note 18 to the consolidated financial statements.

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

See Item 8, note 1 to the consolidated financial statements, which discusses accounting estimates we have selected when there are acceptable alternatives and new or proposed accounting standards that may affect our financial reporting in the future.

MORTGAGE LOAN REPRESENTATION AND WARRANTY CLAIMS – In connection with the sale of loans and/or RMBSs, SCC made certain representations and warranties. These representations and warranties varied based on the nature of the transaction and the buyer’s or insurer’s requirements, but generally pertained to the ownership of the loan, the validity of the lien securing the loan, borrower fraud, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with SCC’s underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Representations and warranties related to borrower fraud in whole loan sale transactions to institutional investors, which represented approximately 68% of the disposal of loans originated in calendar years 2005, 2006 and 2007, included a “knowledge qualifier” limiting SCC’s liability to those instances where SCC had knowledge of the fraud at the time the loans were sold. Representations and warranties made in other sale transactions did not include a knowledge qualifier as to borrower fraud. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan or a securitization insurer’s or certificate holder’s interest in the mortgage loan, SCC may be obligated to repurchase the loan or may otherwise indemnify certain parties for losses, referred to as “representation and warranty claims.” The amount of claims received varies from period to period, and these variances have been and are expected to continue to fluctuate substantially. Although there is no certainty regarding future claims volume, SCC may continue to experience an increase in representation and warranty claims as a result of volatility in mortgage delinquency rates, housing prices and expected expiration of applicable statutes of limitations and developments in securities litigation and other proceedings to which SCC is not a party.

SCC accrues a liability for contingent losses relating to representation and warranty claims by estimating probable losses for those claims, both known and projected, based on, among other things, historical validity and severity rates. Projections of future claims are based on an analysis that includes a review of the terms and provisions of applicable agreements, the historical experience under representation and warranty claims and third-party activity, which includes inquiries from various third-parties. SCC’s methodology for calculating this liability also includes an assessment of the probability that individual counterparties (private label securitization trustees on behalf of certificate holders, monoline insurers and whole-loan purchasers) will assert future claims.

This accrued liability is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets, and represents SCC’s estimate of losses from future representation and

H&R BLOCK 2012 Form 10K	23

warranty claims where assertion of a claim and a related contingent loss are both determined to be probable and reasonably estimable. Because, among other things, the rate at which future claims may be determined to be valid and actual loss severity rates may differ significantly from historical experience, SCC is not able to estimate reasonably possible loss outcomes in excess of its current accrual. A 1% increase in both assumed validity rates and loss severities would result in losses beyond SCC’s accrual of approximately $31 million. This sensitivity is hypothetical and is intended to provide an indication of the impact of a change in key assumptions on the representation and warranty claims liability. In reality, changes in one assumption may result in changes in other assumptions, which could affect the sensitivity and the amount of losses.

While SCC uses what it believes to be the best information available to it in estimating its liability, assessing the likelihood that claims will be asserted in the future and estimating probable losses are inherently subjective and require considerable management judgment. To the extent that the volume of asserted claims, the level of valid claims, the counterparties asserting claims, the nature and severity of claims, remedies claimed, or the value of residential home prices, among other factors, differ in the future from current estimates, future losses may differ from the current estimates and those differences may be significant.

See Item 8, note 18 to the consolidated financial statements.

LITIGATION AND RELATED CONTINGENCIES – It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required to be accrued, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience. Therefore, we have accrued liabilities related to certain legal matters for which we believe it is probable that a loss will be incurred and the range of such loss can be reasonably estimated. With respect to other matters, we have concluded that a loss is only reasonably possible or remote, or is not reasonably estimable and, therefore, no liability is accrued.

Assessing the likely outcome of pending litigation, including the amount of potential loss, if any, is highly subjective. Our judgments on whether a loss is probable, reasonably possible or remote and our estimates of probable loss amounts may differ from actual results due to difficulties in predicting the outcome of jury trials, arbitration hearings, settlement discussions and related activity, predicting the outcome of class certification actions and numerous other uncertainties. Due to the number of claims which are periodically asserted against us, and the magnitude of damages sought in those claims, actual losses in the future may significantly differ from our current estimates. We are subject to threatened litigation claims and indemnification claims, which are described in Item 8, note 19 to the consolidated financial statements.

ALLOWANCE FOR LOAN LOSSES – The principal amount of mortgage loans held for investment totaled $429.3 million at April 30, 2012. We are exposed to the risk that borrowers may not repay amounts owed to us when they become contractually due. We record an allowance representing our estimate of probable credit losses in the portfolio of loans held for investment at the balance sheet date. Determination of our allowance for loan losses is considered a critical accounting estimate because loss provisions can be material to our operating results, projections of loan delinquencies and related matters are inherently subjective, and actual losses are impacted by factors outside of our control including economic conditions, unemployment rates and residential home prices.

We record a loan loss allowance for loans less than 60 days past due on a pooled basis. The aggregate principal balance of these loans totaled $248.8 million at April 30, 2012, and the portion of our allowance for loan losses allocated to these loans totaled $9.2 million. In estimating our loan loss allowance for these loans, we stratify the loan portfolio based on our view of risk associated with various elements of the pool and assign estimated loss rates based on those risks. Loss rates are based primarily on historical experience and our assessment of economic and market conditions. Loss rates consider both the rate at which loans will become delinquent (frequency) and the amount of loss that will ultimately be realized upon occurrence of a liquidation of collateral (severity). Frequency rates are based primarily on historical migration analysis of loans to delinquent status. Severity rates are based primarily on recent broker quotes or appraisals of collateral. Because of imprecision and uncertainty inherent in developing estimates of future credit losses, in particular during periods of rapidly declining collateral values or increasing delinquency rates, our estimation process includes development of ranges of possible outcomes. Ranges were developed by stressing initial estimates of both frequency and severity rates. Stressing of frequency and severity assumptions is intended to model deterioration in credit quality that is difficult to predict during declining economic conditions. Future deterioration in credit quality may exceed our modeled assumptions.

Mortgage loans held for investment include loans originated by our affiliate, SCC, and purchased by HRB Bank. We have greater exposure to loss with respect to this segment of our loan portfolio as a result of

24	H&R BLOCK 2012 Form 10K

historically higher delinquency rates. Therefore, we assign higher frequency rate assumptions to SCC-originated loans compared with loans originated by other third-party banks as we consider estimates of future losses. At April 30, 2012 our weighted-average frequency assumption was 11% for SCC-originated loans compared to 2% for remaining loans in the portfolio.

We consider loans 60 days past due impaired and review them individually. We record loss estimates typically based on the value of the underlying collateral. For loans over 60 days past due but less than 180 days past due or otherwise impaired, we record a loan loss allowance. Our loan loss allowance for these impaired loans reflected an average loss severity of 36% at April 30, 2012. The aggregate principal balance of these impaired loans totaled $108.6 million at April 30, 2012, and the portion of our allowance for loan losses allocated to these loans totaled $9.6 million. For loans 180 days or more past due, we charge-off the loans to the value of the collateral less costs to sell. Loans more than 180 days past due were partially charged-off at a severity rate of 46%.

Modified loans that meet the definition of a troubled debt restructuring (TDR) are also considered impaired and are reviewed individually. We record impairment equal to the difference between the principal balance of the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. However, if we assess that foreclosure of a modified loan is probable, we record impairment based on the estimated fair value of the underlying collateral. The aggregate principal balance of TDR loans totaled $71.9 million at April 30, 2012, and the portion of our allowance for loan losses allocated to these loans totaled $7.8 million.

Charge-offs increased during the current year primarily due to a change whereby we now charge-off loans 180 days past due, rather than record a specific loan loss allowance for those loans. This change had no income statement impact, but reduced the principal amount of loans outstanding and reduced the related allowance. This was a result of our change in regulators from the OTS to the OCC.

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

VALUATION OF GOODWILL – The evaluation of goodwill for impairment is a critical accounting estimate due both to the magnitude of our goodwill balances and the judgment involved in determining the fair value of our reporting units. Goodwill balances totaled $427.6 million as of April 30, 2012 and $434.2 million as of April 30, 2011.

We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our goodwill impairment analysis is based on a discounted cash flow (DCF) approach and market comparables.

DCF analyses are based on the current revenue and expense forecasts and estimated long-term growth estimates for each reporting unit. Future cash flows are discounted based on a market comparable weighted average cost of capital rate for each reporting unit, adjusted for market and other risks where appropriate. In addition, we analyze any difference between the sum of the fair values of the reporting units and our total market capitalization for reasonableness.

If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the estimated fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of the reporting unit’s goodwill is compared to the carrying value of the goodwill. The implied fair value of the goodwill is determined based on the difference between the estimated fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.

Based on our assessment performed during the fourth quarter of fiscal year 2012, the fair value of the goodwill within our reporting units substantially exceeded its carrying value. Changes to our estimates and assumptions associated with the reporting units could materially affect the determination of fair value and could result in an impairment charge, which could be material to our financial position and results of operations.

H&R BLOCK 2012 Form 10K	25

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

In fiscal year 2012, we discontinued service under our ExpressTax brand and closed approximately 200 underperforming company-owned offices as a result of our strategic realignment announced in April 2012. As a result, we recorded an impairment of goodwill, which totaled $7.4 million, in our Tax Services segment. We recorded a goodwill impairment of $22.7 million related to our RedGear reporting unit within our Tax Services segment in fiscal year 2011.

See Item 8, note 7 to the consolidated financial statements.

INCOME TAXES – Income taxes are accounted for using the asset and liability approach under U.S. generally accepted accounting principles. We calculate our current and deferred tax provision for the fiscal year based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the applicable calendar year. Adjustments based on filed returns are recorded in the appropriate periods when identified. We file a consolidated federal tax return on a calendar year basis, generally in the second fiscal quarter of the subsequent year.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered taxable income in carry-back periods, historical and forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and tax planning strategies in determining the need for a valuation allowance against our deferred tax assets. Determination of a valuation allowance for deferred tax assets requires that we make judgments about future matters that are not certain, including projections of future taxable income and evaluating potential tax-planning strategies. To the extent that actual results differ from our current assumptions, the valuation allowance will increase or decrease. In the event we determine that we could not realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination. Likewise, if we later determine it is more likely than not that we could realize the deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance.

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

REVENUE RECOGNITION – We have many different revenue sources, each governed by specific revenue recognition policies. Our revenue recognition policies can be found in Item 8, note 1 to the consolidated financial statements.

FINANCIAL CONDITION

CAPITAL RESOURCES AND LIQUIDITY – Our sources of capital include cash from operations, cash from customer deposits, issuances of common stock and debt. We use capital primarily to fund working capital,

26	H&R BLOCK 2012 Form 10K

pay dividends, repurchase treasury shares and acquire businesses. Our operations are highly seasonal and therefore generally require the use of cash to fund operating losses during the period May through mid-January.

Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our CLOC, we believe that in the absence of any unexpected developments our existing sources of capital at April 30, 2012 are sufficient to meet our operating needs.

These comments should be read in conjunction with the consolidated balance sheets and consolidated statements of cash flows included in Item 8.

			(in 000s)
Year ended April 30,	2012	2011	2010
Net cash provided by (used in):
Operating activities	$362,049	$512,503	$587,469
Investing activities	351,867	(110,157)	31,353
Financing activities	(445,062)	(534,391)	(481,118)
Effect of exchange rates on cash	(2,364)	5,844	11,678

Net change in cash and cash equivalents	$266,490	$(126,201)	$149,382

CASH FROM OPERATING ACTIVITIES – Cash provided by operations, which consists primarily of cash received from customers, decreased $150.5 million from fiscal year 2011. The decline from the prior year was primarily due to lower net income of our continuing operations and losses in our discontinued operations.

Restricted Cash.  We hold certain cash balances that are restricted as to use. Cash and cash equivalents – restricted totaled $48.1 million at April 30, 2012, and primarily consisted of cash held by our captive insurance subsidiary that will be used to pay claims and cash held by HRB Bank required for regulatory compliance.

CASH FROM INVESTING ACTIVITIES – Changes in cash provided by investing activities primarily relate to the following:

Available-for-Sale Securities.  During fiscal year 2012, HRB Bank purchased $256.2 million in mortgage-backed securities for regulatory purposes, compared to $138.8 million in fiscal year 2011. Additionally, we received payments on AFS securities of $66.4 million in fiscal year 2012 compared to $16.8 million and $15.8 million in fiscal years 2011 and 2010, respectively. See additional discussion in Item 8, note 5 to the consolidated financial statements.

Mortgage Loans Held for Investment.  We received net proceeds of $49.1 million, $58.5 million and $72.8 million on our mortgage loans held for investment in fiscal years 2012, 2011 and 2010, respectively.

Purchases of Property and Equipment.  Total cash paid for property and equipment was $82.5 million, $63.0 million and $90.5 million for fiscal years 2012, 2011 and 2010, respectively.

Business Acquisitions.  Total cash paid for acquisitions was $15.3 million, $54.2 million and $10.5 million during fiscal years 2012, 2011 and 2010, respectively. In fiscal year 2011 our previously reported Business Services segment acquired Caturano, a Boston-based accounting firm, and cash used in investing activities includes payments totaling $32.6 million related to this acquisition.

Sales of Businesses.  We received proceeds from the sales of businesses of $560.5 million, $71.1 million and $66.6 million for fiscal years 2012, 2011 and 2010, respectively. Current year amounts include net proceeds of $523.1 million from the sale of RSM and proceeds of $37.4 million from the sale of ancillary businesses and offices. During fiscal year 2012, we sold 83 tax offices to franchisees, compared to 280 tax offices in fiscal year 2011, and 267 in fiscal year 2010. The majority of these sales were financed through affiliate loans.

Loans Made to Franchisees.  Loans made to franchisees totaled $46.2 million, $92.5 million and $89.7 million for fiscal years 2012, 2011 and 2010, respectively. We received payments from franchisees totaling $56.6 million, $57.6 million and $40.7 million, respectively. These amounts include both the financing of sales of tax offices and franchisee draws under our Franchise Equity Lines of Credit (FELCs).

CASH FROM FINANCING ACTIVITIES – Changes in cash used in financing activities primarily relate to the following:

Short-Term Borrowings.  While we use commercial paper borrowings to fund our off-season losses and cover our seasonal working capital needs, we had no commercial paper borrowings outstanding as of April 30, 2012 or 2011. Our commercial paper borrowings peaked at $331.5 million in January of the current year. Our borrowings in the current year were lower than previous years due to cash received from the sale of RSM.

FHLB Borrowings.  HRB Bank obtains borrowings from the FHLB in accordance with regulatory and capital requirements. During fiscal years 2012, 2011 and 2010, we had net repayments of $25.0 million, $50.0 million and $25.0 million, respectively.

H&R BLOCK 2012 Form 10K	27

Customer Banking Deposits.  Changes in customer banking deposits resulted in a use of cash of $26.1 million in the current year compared to $11.4 million in fiscal year 2011. Cash totaling $17.5 million was provided in fiscal year 2010. These deposits are held by HRB Bank.

Dividends.  We have consistently paid quarterly dividends. Dividends paid totaled $208.8 million, $186.8 million and $200.9 million in fiscal years 2012, 2011 and 2010, respectively. During fiscal year 2012, our

Board of Directors approved an increase of our quarterly cash dividend from $0.15 per share to $0.20 per share. The increase was effective with the quarterly dividend payable on January 5, 2012 to shareholders of record as of December 22, 2011. Although we have historically paid dividends and currently plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.

Repurchase and Retirement of Common Stock.  During fiscal year 2012, we purchased and immediately retired 14.6 million shares of our common stock at a cost of $200.0 million. As of April 30, 2012, payment of $22.5 million related to 1.5 million shares had not yet settled and was accrued as a liability on the consolidated balance sheet. During fiscal year 2011, we purchased and immediately retired 19.0 million shares of our common stock at a cost of $279.9 million. During fiscal year 2010, we purchased and immediately retired 12.8 million shares of our common stock at a cost of $250.0 million. Although we have historically from time to time repurchased and retired common stock and our Board of Directors has approved an extension of our current share repurchase program as discussed below, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to repurchase and retire common stock.

Through June 25 of the first quarter of fiscal year 2013, we repurchased and immediately retired an additional 21.3 million shares at a cost of $315.0 million. We also retired 60.0 million shares of treasury stock in June 2012. The June retirement of treasury stock had no impact on our total consolidated stockholders’ equity.

In June 2008, our Board of Directors approved an authorization to purchase up to $2.0 billion of our common stock through June 2012. In June 2012, our Board of Directors extended this authorization through June 2015. There was approximately $1.2 billion remaining under this authorization at April 30, 2012.

Issuances of Common Stock.  Proceeds from the issuance of common stock in accordance with our stock-based compensation plans totaled $12.3 million, $0.4 million and $16.7 million in fiscal years 2012, 2011 and 2010, respectively.

HRB BANK – At April 30, 2012, HRB Bank had cash balances of $513.5 million. Distribution of that cash balance would be subject to regulatory approval and it is therefore not available for general corporate purposes.

Block Financial LLC (Block Financial) typically makes capital contributions to HRB Bank to help meet its capital requirements. Block Financial made capital contributions to HRB Bank of $400.0 million during fiscal year 2012 and $235.0 million during both fiscal year 2011 and fiscal year 2010.

Historically, capital contributions by Block Financial have been repaid as dividends or a return of capital by HRB Bank as capital requirements decline. A return of capital or dividend paid by HRB Bank must be approved by the OCC and the Federal Reserve. Although such payments have been approved by our regulators in the past, there is no assurance that they will continue to be in the future, in particular if our regulators determine that higher capital levels at HRB Bank are necessary due to non-performing asset levels. In addition, Block Financial may elect to maintain higher capital levels at HRB Bank. HRB Bank paid dividends and returned capital of $400.0 million during fiscal year 2012. HRB Bank paid dividends and returned capital of $262.5 million during fiscal year 2011, comprised of $37.5 million in real estate owned (REO) properties and loans and $225.0 million in cash. There were no such dividends or repayments of capital in fiscal year 2010.

See additional discussion of regulatory and capital requirements of HRB Bank in “Regulatory Environment” below.

ASSETS HELD BY FOREIGN SUBSIDIARIES – At April 30, 2012, cash and short-term investment balances of $101.8 million were held by our foreign subsidiaries. These funds would have to be repatriated to be available to fund domestic operations, and income taxes would be accrued and paid on those amounts. We do not currently intend to repatriate any funds held by our foreign subsidiaries.

28	H&R BLOCK 2012 Form 10K

BORROWINGS

We continually monitor our funding requirements and execute strategies to manage our overall asset and liability profile. The following chart provides the ratings for debt issued by Block Financial as of April 30, 2012 and 2011:

As of		April 30, 2012			April 30, 2011
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody’s	P-2	Baa2	Stable	P-2	Baa2	Negative
S&P	A-2	BBB	Negative	A-2	BBB	Negative
DBRS	R-2 (high)	BBB (high)	Stable	R-2 (high)	BBB (high)	Stable

At April 30, 2012, we maintained a CLOC agreement to support commercial paper issuances, general corporate purposes or for working capital needs. This facility provides funding up to $1.7 billion and matures July 31, 2013. This facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus 0.30% to 1.80%, depending on the type of borrowing, and includes an annual facility fee of 0.20% to 0.70% of the committed amounts, based on our credit ratings. Covenants in this facility include: (1) maintenance of a minimum equity of $500.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the CLOC agreement, to $200.0 million or less for thirty consecutive days during the period March 1 to June 30 of each year. At April 30, 2012, we were in compliance with these covenants and had net worth of $1.3 billion. We had no balance outstanding under the CLOC at April 30, 2012.

During fiscal years 2012, 2011 and 2010, borrowing needs in our Canadian operations were funded by our U.S. operations. To mitigate the foreign currency exchange rate risk, we used foreign exchange forward contracts. We do not enter into forward contracts for speculative purposes. In estimating the fair value of derivative positions, we utilize quoted market prices, if available, or quotes obtained from external sources. There were no forward contracts outstanding as of April 30, 2012.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of our obligations to make future payments as of April 30, 2012, is as follows:

					(in 000s)
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt (including interest)	$1,084,044	$653,882	$430,162	$–	$–
Customer deposits (including interest)	838,272	832,474	5,710	88	–
Acquisition payments	30,831	30,831	–	–	–
Contingent acquisition payments	6,838	5,572	1,266	–	–
Media advertising purchase obligation	2,779	2,779	–	–	–
Capital lease obligations	10,393	690	1,476	1,616	6,611
Operating leases	468,194	181,800	230,044	48,450	7,900

Total contractual cash obligations	$2,441,351	$1,708,028	$668,658	$50,154	$14,511

The table above does not reflect unrecognized tax benefits of approximately $206 million due to the high degree of uncertainty regarding the future cash outflows associated with these amounts.

See discussion of contractual obligations and commitments in Item 8, within the notes to the consolidated financial statements.

REGULATORY ENVIRONMENT

H&R Block, Inc. is a SLHC and HRB Bank is a federal savings bank. Prior to July 21, 2011, both entities were subject to supervision and regulation by the OTS. The Dodd-Frank Act eliminated the OTS effective July 21, 2011. As a result, the Federal Reserve became H&R Block, Inc.’s primary federal regulator and the OCC became HRB Bank’s primary federal regulator. The OTS did not historically subject savings and loan holding companies to consolidated regulatory capital requirements. However, under the Dodd-Frank Act, H&R Block, Inc. will be subject to capital requirements that will be set by the Federal Reserve. See discussion in Item 1, ‘‘Regulation and Supervision – Bank and Holding Companies,’’ and in Item 1A, “Risk Factors,” for additional information on regulatory capital requirements for SLHCs, including the new capital requirements for SLHCs proposed by the Federal Reserve in June 2012.

The Federal Reserve has indicated that its supervision and oversight of SLHCs and their non-bank subsidiaries will be more rigorous than what was previously exercised by the OTS. See Item 1, “Regulation and Supervision – Bank and Holding Companies,” for more detailed information on Federal Reserve regulations.

All savings associations are subject to regulatory capital requirements. As of March 31, 2012, our most recent Call Report filing with the OCC, HRB Bank was a “well capitalized” institution. See Item 1, “Regulation and

H&R BLOCK 2012 Form 10K	29

Supervision – Bank and Holding Companies,” and Item 8, note 21 to the consolidated financial statements, for additional discussion of HRB Bank’s regulatory capital requirements.

H&R Block, Inc. is a legal entity separate and distinct from its indirect subsidiary, HRB Bank. Various federal and state statutory and regulatory provisions limit the amount of dividends HRB Bank may pay without regulatory approval. The ability of HRB Bank to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines. See Item 1, “Regulation and Supervision – Bank and Holding Companies,” for a more detailed discussion of restrictions on payment of dividends.

The federal government, various state, local, provincial and foreign governments, and some self-regulatory organizations have enacted statutes and ordinances, and/or adopted rules and regulations, regulating aspects of our business. These aspects include, but are not limited to, commercial income tax return preparers, income tax courses, the electronic filing of income tax returns, the offering of RACs, the facilitation of RALs, loan originations and assistance in loan originations, mortgage lending, privacy, consumer protection, franchising, sales methods and banking. We seek to determine the applicability of such statutes, ordinances, rules and regulations (collectively, Laws) and comply with those Laws.

From time to time in the ordinary course of business, we receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to our services and products. In response to past inquiries, we have agreed to comply with such Laws, convinced the authorities that such Laws were not applicable or that compliance already exists, and/or modified our activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. We believe the past resolution of such inquiries and our ongoing compliance with Laws has not had a material effect on our consolidated financial statements. We cannot predict what effect future Laws, changes in interpretations of existing Laws or the results of future regulator inquiries with respect to the applicability of Laws may have on our consolidated financial position, results of operations and cash flows. See additional discussion of legal matters in Item 8, note 19 to the consolidated financial statements.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

This section presents information required by the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies.” The tables in this section include HRB Bank information only.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL – The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for fiscal years 2012, 2011 and 2010:

								(dollars in 000s)
Year ended April 30,		2012			2011			2010
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Interest-earning assets:
Mortgage loans, net	$448,431	$20,322	4.53%	$545,052	$24,693	4.53%	$677,115	$31,877	4.12%
Federal funds sold	2,315	1	0.04%	2,649	3	0.10%	9,471	9	0.09%
Emerald Advance (1)	87,711	28,982	33.04%	141,127	94,300	35.21%	106,093	77,891	35.21%
Available-for-sale investment securities	250,329	4,178	1.67%	22,243	174	0.78%	25,144	181	0.71%
FHLB stock	3,259	113	3.47%	5,953	171	2.88%	6,703	119	1.77%
Cash and due from banks	732,164	1,806	0.25%	930,666	2,338	0.25%	747,504	1,976	0.26%

	1,524,209	$55,402	3.63%	1,647,690	$121,679	7.38%	1,572,030	$112,053	7.00%

Non-interest-earning assets	56,426			57,899			94,499

Total HRB Bank assets	$1,580,635			$1,705,589			$1,666,529

Interest-bearing liabilities:
Customer deposits	$705,593	$6,735	0.95%	$830,597	$8,488	1.02%	$1,019,664	$10,174	1.00%
FHLB borrowing	23,770	572	2.41%	72,534	1,526	2.10%	98,767	1,997	2.02%

	729,363	$7,307	1.00%	903,131	$10,014	1.11%	1,118,431	$12,171	1.09%

Non-interest-bearing liabilities	363,990			366,666			267,159

Total liabilities	1,093,353			1,269,797			1,385,590
Total shareholders’ equity	487,282			435,792			280,939

Total liabilities and shareholders’ equity	$1,580,635			$1,705,589			$1,666,529

Net yield on interest-earning assets (1)		$48,095	3.16%		$111,665	6.78%		$99,882	6.23%

(1)

Includes all interest income related to Emerald Advance activities. Amounts recognized as interest income also include certain fees, which are amortized into interest income over the life of the loan, of $48.5 million and $39.2 million for fiscal years 2011 and 2010, respectively.

30	H&R BLOCK 2012 Form 10K

The following table presents the rate/volume variance in interest income and expense for the last two fiscal years:

								(in 000s)
Year ended April 30,			2012				2011
	Total Change in Interest Income/ Expense	Change Due to Rate/Volume	Change Due to Rate	Change Due to Volume	Total Change in Interest Income/Expense	Change Due to Rate/Volume	Change Due to Rate	Change Due to Volume
Interest income:
Loans, net(1)	$(69,700)	$(46,549)	$(5)	$(23,146)	$9,225	$4,485	$(1,211)	$5,951
Available-for-sale investment securities	4,004	2,027	198	1,779	(7)	(2)	16	(21)
Federal funds sold	(2)	–	(2)	–	(6)	(1)	1	(6)
FHLB stock	(58)	(15)	35	(78)	52	(8)	73	(13)
Cash & due from banks	(521)	(25)	–	(496)	362	40	(128)	450

	$(66,277)	$(44,562)	$226	$(21,941)	$9,626	$4,514	$(1,249)	$6,361

Interest expense:
Customer deposits	$(1,753)	$(102)	$(141)	$(1,510)	$(1,686)	$(264)	$56	$(1,478)
FHLB borrowings	(954)	(155)	225	(1,024)	(471)	(22)	81	(530)

	$(2,707)	$(257)	$84	$(2,534)	$(2,157)	$(286)	$137	$(2,008)

(1)	Includes mortgage loans held for investment and EAs. Non-accruing loans have been excluded.

INVESTMENT PORTFOLIO – The following table presents the cost basis and fair value of HRB Bank’s investment portfolio at April 30, 2012, 2011 and 2010:

						(in 000s)
As of April 30,	2012		2011		2010
	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value
Mortgage-backed securities	$361,184	$366,683	$157,970	$158,177	$23,026	$23,016
Federal funds sold	1,586	1,586	8,727	8,727	2,338	2,338
FHLB stock	1,879	1,879	3,315	3,315	6,033	6,033
Trust preferred security	–	–	–	–	1,854	31

	$364,649	$370,148	$170,012	$170,219	$33,251	$31,418

The following table shows the cost basis, scheduled maturities and average yields for HRB Bank’s investment portfolio at April 30, 2012:

						(dollars in 000s)
		Less Than One Year		After Ten Years		Total
	Cost Basis	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Mortgage-backed securities	$361,184	$ –	–%	$361,184	1.67%	$361,184	1.67%
Federal funds sold	1,586	1,586	0.04%	–	–%	1,586	0.04%
FHLB stock	1,879	1,879	3.47%	–	–%	1,879	3.47%

	$364,649	$3,465		$361,184		$364,649

H&R BLOCK 2012 Form 10K	31

LOAN PORTFOLIO AND SUMMARY OF LOAN LOSS EXPERIENCE – The following table shows the composition of HRB Bank’s mortgage loan portfolio as of April 30, 2012, 2011, 2010, 2009 and 2008, and information on delinquent loans:

					(in 000s)
As of April 30,	2012	2011	2010	2009	2008
Residential real estate mortgages	$428,568	$569,610	$683,452	$821,583	$1,004,283
Home equity lines of credit	174	183	232	254	357

	$428,742	$569,793	$683,684	$821,837	$1,004,640

Loans and TDRs on non–accrual	$108,839	$155,645	$185,209	$222,382	$110,759
Loans past due 90 days or more	99,044	149,501	153,703	121,685	73,600
Total TDRs	71,949	106,328	144,977	160,741	37,159
Interest income recorded on non–accrual loans	5,682	6,311	7,452	4,927	585

Concentrations of loans to borrowers located in a single state may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. The table below presents outstanding loans by state, for states with a concentration of 5% or greater, for our portfolio of mortgage loans held for investment as of April 30, 2012:

					(dollars in 000s)
	Loans Purchased from SCC	Loans Purchased from Other Parties	Total	Percent of Total	Delinquency Rate (30+ Days)
Florida	$23,534	$56,058	$79,592	19%	18%
New York	68,680	8,530	77,210	18%	48%
California	45,976	9,764	55,740	13%	30%
Wisconsin	1,566	34,627	36,193	8%	6%
All others	111,667	68,340	180,007	42%	21%

Total	$251,423	$177,319	$428,742	100%

A rollforward of HRB Bank’s allowance for loss on mortgage loans is as follows:

					(dollars in 000s)
Year ended April 30,	2012	2011	2010	2009	2008
Balance at beginning of the year	$90,487	$93,535	$84,073	$45,401	$3,448
Provision	23,875	35,200	47,750	63,897	42,004
Recoveries	252	272	88	54	999
Charge-offs and transfers	(88,170)	(38,520)	(38,376)	(25,279)	(1,050)

Balance at end of the year	$26,444	$90,487	$93,535	$84,073	$45,401

Ratio of net charge-offs to average loans outstanding during the year	19.61%	5.96%	4.95%	2.80%	0.09%

The increase in charge-offs during fiscal year 2012 was a result of the charge-off of $64.1 million in mortgage loans more than 180 days past due in accordance with OCC regulations, as discussed in Item 8, note 1 to the consolidated financial statements.

32	H&R BLOCK 2012 Form 10K

DEPOSITS – The following table shows HRB Bank’s average deposit balances and the average rate paid on those deposits for fiscal years 2012, 2011 and 2010:

						(dollars in 000s)
Year ended April 30,	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Money market and savings	$306,053	0.71%	$279,162	0.81%	$400,920	0.50%
Interest-bearing checking accounts	14,871	0.27%	10,782	0.87%	13,677	0.61%
IRAs	334,022	1.00%	353,902	1.01%	377,973	1.02%
Certificates of deposit	50,647	2.33%	186,742	1.36%	227,094	1.86%

	705,593	0.95%	830,588	1.02%	1,019,664	1.00%
Non-interest-bearing deposits	320,566		310,781		233,717

	$1,026,159		$1,141,369		$1,253,381

RATIOS – The following table shows certain of HRB Bank’s key ratios for fiscal years 2012, 2011 and 2010:

Year ended April 30,	2012	2011	2010
Return on average assets	3.1%	1.4%	1.6%
Net return on equity	10.0%	5.4%	21.0%
Equity to assets ratio	34.8%	30.8%	28.8%

SHORT-TERM BORROWINGS – The following table shows HRB Bank’s short-term borrowings for fiscal years 2012, 2011 and 2010:

						(dollars in 000s)
Year ended April 30,	2012		2011		2010
	Balance	Rate	Balance	Rate	Balance	Rate
Ending balance of FHLB advances	$–	–%	$25,000	2.36%	$50,000	1.92%
Average balance of FHLB advances	23,770	2.41%	72,534	2.10%	98,767	2.07%

The maximum amount of FHLB advances outstanding during fiscal years 2012, 2011 and 2010 was $25.0 million, $75.0 million and $100.0 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

See Item 8, note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

General. We have a formal investment policy that strives to minimize the market risk exposure of our cash equivalents and available-for-sale (AFS) securities, which are primarily affected by credit quality and movements in interest rates. The guidelines in our investment policy focus on managing liquidity and preserving principal and earnings.

Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality, short-term investments, including qualified money market funds. Because our cash and cash equivalents have a relatively short maturity, our portfolio’s market value is relatively insensitive to interest rate changes.

Our AFS securities consist primarily of mortgage-backed securities held to meet the regulatory requirements of HRB Bank.

As our short-term borrowings are generally seasonal, interest rate risk typically increases through our third fiscal quarter and declines to zero by fiscal year-end. While the market value of short-term borrowings is relatively insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates.

Our long-term debt at April 30, 2012, consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings. See Item 8, note 9 to the consolidated financial statements.

H&R BLOCK 2012 Form 10K	33

Under criteria published by the OCC, HRB Bank’s overall interest rate risk exposure at March 31, 2012, the most recent date an evaluation was completed, was characterized as “minimal.” We actively manage our interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets and liabilities to optimize our position.

Mortgage Loans Held for Investment. At April 30, 2012, residential mortgage loans held for investment consisted of a mix of 44% fixed-rate loans and 56% adjustable-rate loans. These loans are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages tend to exhibit lower prepayments. The opposite is true in a falling rate environment. When mortgage loans prepay, mortgage origination costs are written off. Depending on the timing of the prepayment, the write-offs of mortgage origination costs may result in lower than anticipated yields.

Customer Deposits and FHLB Advances. HRB Bank’s liabilities consist primarily of transactional deposit relationships, such as prepaid debit card accounts and checking accounts. Other liabilities typically include money market accounts, certificates of deposit and collateralized borrowings from the FHLB. Money market accounts re-price as interest rates change. Certificates of deposit re-price over time depending on maturities. FHLB advances generally have fixed rates ranging from one day through multiple years. We had no FHLB advances outstanding as of April 30, 2012.

FOREIGN EXCHANGE RATE RISK

Our operations in international markets are exposed to movements in currency exchange rates. The currencies involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders’ equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. We estimate a 10% change in foreign exchange rates by itself would impact consolidated net income in fiscal years 2012 and 2011 by $5.1 million and $3.7 million, respectively, and cash balances at April 30, 2012 and 2011 by $10.2 million and $7.6 million, respectively.

During fiscal year 2012, borrowing needs in our Canadian operations were funded by our U.S. operations. To mitigate the foreign currency exchange rate risk, we used forward foreign exchange contracts during the tax season. We do not enter into forward contracts for speculative purposes. In estimating the fair value of derivative positions, we utilized quoted market prices, if available, or quotes obtained from external sources. When foreign currency financial instruments are outstanding, exposure to market risk on these instruments results from fluctuations in currency rates during the periods in which the contracts are outstanding. The counterparties to our currency exchange contracts consist of major financial institutions, each of which is rated investment grade. We are exposed to credit risk to the extent of potential non-performance by counterparties on financial instruments. Any potential credit exposure does not exceed the fair value. We believe the risk of incurring losses due to credit risk is remote. At April 30, 2012 we had no forward exchange contracts outstanding.

SENSITIVITY ANALYSIS

The sensitivities of certain financial instruments to changes in interest rates as of April 30, 2012 and 2011 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results. The impact of a change in interest rates on other factors, such as delinquency and prepayment rates, is not included in the analysis below.

							(in 000s)
	Carrying Value at April 30, 2012	Basis Point Change
		–300	–200	–100	+100	+200	+300
Mortgage loans held for investment	$406,201	$28,689	$26,403	$13,610	$(11,349)	$(23,845)	$(35,659)
Mortgage-backed securities	366,683	4,996	4,989	2,633	(2,477)	(15,008)	(29,657)
	Carrying Value at April 30, 2011	Basis Point Change
		–300	–200	–100	+100	+200	+300
Mortgage loans held for investment	$485,008	$53,949	$36,810	$18,844	$(16,601)	$(31,228)	$(46,280)
Mortgage-backed securities	158,177	640	611	1,161	(5,325)	(11,700)	(17,978)

34	H&R BLOCK 2012 Form 10K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DISCUSSION OF FINANCIAL RESPONSIBILITY

H&R Block’s management is responsible for the integrity and objectivity of the information contained in this document. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the United States are used. In discharging this responsibility, management maintains an extensive program of internal audits and requires the management teams of certain of our individual subsidiaries to certify their respective financial information. Our system of internal control over financial reporting also includes formal policies and procedures, including a Code of Business Ethics and Conduct program designed to encourage and assist all employees and directors to live up to high standards of integrity.

The Audit Committee of the Board of Directors, composed solely of independent outside directors, meets periodically with management, the independent auditor and the chief internal auditor to review matters relating to our financial statements, internal audit activities, internal accounting controls and non-audit services provided by the independent auditors. The independent auditor and the chief internal auditor have full access to the Audit Committee and meet, both with and without management present, to discuss the scope and results of their audits, including internal control, audit and financial matters.

Deloitte & Touche LLP audited our consolidated financial statements for fiscal years 2012, 2011 and 2010. The audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of April 30, 2012.

Based on our assessment, management concluded that as of April 30, 2012, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO. The Company’s external auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.

William C. Cobb	Gregory J. Macfarlane
President and Chief Executive Officer	Chief Financial Officer

H&R BLOCK 2012 Form 10K	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

H&R Block, Inc.

Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the “Company”) as of April 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of H&R Block, Inc. and subsidiaries as of April 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 26, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Kansas City, Missouri
June 26, 2012

36	H&R BLOCK 2012 Form 10K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

H&R Block, Inc.

Kansas City, Missouri

We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the “Company”) as of April 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended April 30, 2012 of the Company and our report dated June 26, 2012 expressed an unqualified opinion on those financial statements.

Kansas City, Missouri
June 26, 2012

H&R BLOCK 2012 Form 10K	37

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	(in 000s, except per share amounts)
Year ended April 30,	2012	2011	2010
REVENUES:
Service revenues	$2,434,307	$2,428,104	$2,407,548
Product and other revenues	359,664	383,216	488,927
Interest income	99,800	133,660	118,360

	2,893,771	2,944,980	3,014,835

OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	828,773	830,980	855,445
Occupancy and equipment	381,200	385,515	409,666
Provision for bad debt and loan losses	92,157	174,626	152,465
Interest	92,089	94,183	89,830
Depreciation and amortization of property and equipment	69,310	73,183	75,751
Other	238,166	218,295	237,260

	1,701,695	1,776,782	1,820,417
Impairment of goodwill	7,409	22,700	–
Selling, general and administrative	618,375	529,159	480,604

	2,327,479	2,328,641	2,301,021

Operating income	566,292	616,339	713,814
Other income, net	9,778	11,364	9,600

Income from continuing operations before income taxes	576,070	627,703	723,414
Income taxes	230,102	235,156	268,291

Net income from continuing operations	345,968	392,547	455,123
Net income (loss) from discontinued operations	(80,036)	13,563	24,119

NET INCOME	$265,932	$406,110	$479,242

BASIC EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.16	$1.27	$1.37
Net income (loss) from discontinued operations	(0.27)	0.04	0.07

Net income	$0.89	$1.31	$1.44

DILUTED EARNINGS (LOSS) PER SHARE:
Net income from continuing operations	$1.16	$1.27	$1.36
Net income (loss) from discontinued operations	(0.27)	0.04	0.07

Net income	$0.89	$1.31	$1.43

COMPREHENSIVE INCOME:
Net income	$265,932	$406,110	$479,242
Unrealized gains on securities, net of taxes:
Unrealized holding gains arising during the year, net of taxes of $2,121, $58 and $188	3,192	73	274
Reclassification adjustment for gains (losses) included in income, net of taxes of $58, ($133) and $811	(94)	55	(1,399)
Change in foreign currency translation adjustments	(2,186)	9,427	14,442

Other comprehensive income	912	9,555	13,317

Comprehensive income	$266,844	$415,665	$492,559

See accompanying notes to consolidated financial statements.

38	H&R BLOCK 2012 Form 10K

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of April 30,	2012	2011
ASSETS
Cash and cash equivalents	$1,944,334	$1,677,844
Cash and cash equivalents — restricted	48,100	48,383
Receivables, less allowance for doubtful accounts of $44,589 and $47,943	193,858	230,172
Prepaid expenses and other current assets	314,702	191,360
Assets of discontinued operations, held for sale	–	900,328

Total current assets	2,500,994	3,048,087
Mortgage loans held for investment, less allowance for loan losses of $26,540 and $92,087	406,201	485,008
Investments in available-for-sale securities	371,315	163,836
Property and equipment, at cost less accumulated depreciation and amortization of $622,313 and $578,655	252,985	255,298
Intangible assets, net	264,451	275,342
Goodwill	427,566	434,151
Other assets	426,055	627,731

Total assets	$4,649,567	$5,289,453

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Customer banking deposits	$827,549	$852,220
Accounts payable, accrued expenses and other current liabilities	567,079	550,982
Accrued salaries, wages and payroll taxes	163,992	208,748
Accrued income taxes	336,374	458,911
Current portion of long-term debt	631,434	557
Federal Home Loan Bank borrowings	–	25,000
Liabilities of discontinued operations, held for sale	–	241,562

Total current liabilities	2,526,428	2,337,980
Long-term debt	409,115	1,039,527
Other noncurrent liabilities	388,132	462,372

Total liabilities	3,323,675	3,839,879

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 397,886,599 and 412,440,599	3,979	4,124
Convertible preferred stock, no par, stated value $0.01 per share, 500,000 shares authorized	–	–
Additional paid-in capital	796,784	812,666
Accumulated other comprehensive income	12,145	11,233
Retained earnings	2,523,997	2,658,103
Less treasury shares, at cost	(2,011,013)	(2,036,552)

Total stockholders’ equity	1,325,892	1,449,574

Total liabilities and stockholders’ equity	$4,649,567	$5,289,453

See accompanying notes to consolidated financial statements.

H&R BLOCK 2012 Form 10K	39

CONSOLIDATED STATEMENTS OF CASH FLOWS			(in 000s)
Year ended April 30,	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$265,932	$406,110	$479,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,576	121,633	126,901
Provision for bad debts and loan losses	97,365	180,951	161,296
Provision for deferred taxes	13,227	9,432	170,566
Stock-based compensation	14,968	14,500	29,369
Impairment of goodwill	113,951	22,700	15,000
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents — restricted	(2,917)	(14,033)	2,497
Receivables	49,755	(105,708)	(87,889)
Prepaid expenses and other current assets	538	(37,892)	(2,320)
Other noncurrent assets	25,552	(98,818)	(59,429)
Accounts payable, accrued expenses and other current liabilities	(45,114)	(111,727)	(305)
Accrued salaries, wages and payroll taxes	(58,210)	56,009	(59,617)
Accrued income taxes	(92,843)	5,962	(77,254)
Other noncurrent liabilities	(88,870)	119,428	(65,261)
Other, net	(34,861)	(56,044)	(45,327)

Net cash provided by operating activities	362,049	512,503	587,469

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Purchases of available-for-sale securities	(256,173)	(138,824)	(5,365)
Maturities of and payments received on available-for-sale securities	66,382	16,797	15,758
Principal payments on mortgage loans held for investment, net	49,142	58,471	72,832
Purchases of property and equipment	(82,457)	(62,959)	(90,515)
Payments made for business acquisitions, net of cash acquired	(15,258)	(54,171)	(10,539)
Proceeds from sale of businesses, net	560,499	71,083	66,623
Franchise loans:
Loans funded	(46,246)	(92,455)	(89,664)
Payments received	56,591	57,552	40,710
Other, net	19,387	34,349	31,513

Net cash provided by (used in) investing activities	351,867	(110,157)	31,353

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of commercial paper	(664,167)	(4,818,766)	(1,406,013)
Proceeds from issuance of commercial paper	664,167	4,818,766	1,406,013
Repayments of other borrowings	(25,000)	(50,000)	(4,267,773)
Proceeds from other borrowings	–	–	4,242,727
Customer banking deposits, net	(26,091)	(11,440)	17,539
Dividends paid	(208,801)	(186,802)	(200,899)
Repurchase of common stock, including shares surrendered	(180,592)	(283,534)	(254,250)
Proceeds from exercise of stock options	12,275	424	16,682
Other, net	(16,853)	(3,039)	(35,144)

Net cash used in financing activities	(445,062)	(534,391)	(481,118)

Effects of exchange rates on cash	(2,364)	5,844	11,678
Net increase (decrease) in cash and cash equivalents	266,490	(126,201)	149,382
Cash and cash equivalents at beginning of the year	1,677,844	1,804,045	1,654,663

Cash and cash equivalents at end of the year	$1,944,334	$1,677,844	$1,804,045

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$218,444	$244,917	$359,559
Interest paid on borrowings	69,681	73,791	78,305
Interest paid on deposits	6,843	8,541	10,156
Transfers of foreclosed loans to other assets	10,308	16,463	19,341
Accrued purchase of common stock	22,484	–	–

See accompanying notes to consolidated financial statements.

40	H&R BLOCK 2012 Form 10K

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY	(amounts in 000s, except per share amounts)

						Accumulated Other Comprehensive Income (Loss)
			Convertible		Additional Paid-in Capital					Total Stockholders’ Equity
	Common Stock		Preferred Stock				Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount
Balances at May 1, 2009	444,177	$4,442	–	$–	$836,477	$(11,639)	$2,671,437	(110,075)	$(2,094,858)	$1,405,859
Net income	–	–	–	–	–	–	479,242	–	–	479,242
Unrealized translation gain	–	–	–	–	–	14,442	–	–	–	14,442
Change in net unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	(1,125)	–	–	–	(1,125)
Stock-based compensation	–	–	–	–	29,369	–	–	–	–	29,369
Shares issued for:
Option exercises	–	–	–	–	(10,840)	–	–	1,293	24,616	13,776
Nonvested shares/units	–	–	–	–	(13,806)	–	(300)	677	12,879	(1,227)
ESPP	–	–	–	–	(924)	–	–	266	5,058	4,134
Acquisition of treasury shares	–	–	–	–	–	–	–	(246)	(4,247)	(4,247)
Repurchase and retirement of common shares	(12,786)	(128)	–	–	(7,672)	–	(242,203)	–	–	(250,003)
Cash dividends declared	–	–	–	–	–	–	(48,691)	–	–	(48,691)
Cash dividends paid – $0.60 per share	–	–	–	–	–	–	(200,899)	–	–	(200,899)

Balances at April 30, 2010	431,391	4,314	–	–	832,604	1,678	2,658,586	(108,085)	(2,056,552)	1,440,630
Net income	–	–	–	–	–	–	406,110	–	–	406,110
Unrealized translation gain	–	–	–	–	–	9,427	–	–	–	9,427
Change in net unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	128	–	–	–	128
Stock-based compensation	–	–	–	–	14,500	–	–	–	–	14,500
Shares issued for:
Option exercises	–	–	–	–	(8,332)	–	–	339	6,439	(1,893)
Nonvested shares/units	–	–	–	–	(12,952)	–	(95)	632	12,028	(1,019)
ESPP	–	–	–	–	(1,784)	–	–	269	5,121	3,337
Acquisition of treasury shares	–	–	–	–	–	–	–	(230)	(3,588)	(3,588)
Repurchase and retirement of common shares	(18,950)	(190)	–	–	(11,370)	–	(268,387)	–	–	(279,947)
Cash dividends declared – $0.45 per share	–	–	–	–	–	–	(138,111)	–	–	(138,111)

Balances at April 30, 2011	412,441	4,124	–	–	812,666	11,233	2,658,103	(107,075)	(2,036,552)	1,449,574
Net income	–	–	–	–	–	–	265,932	–	–	265,932
Unrealized translation loss	–	–	–	–	–	(2,186)	–	–	–	(2,186)
Change in net unrealized gain (loss) on available-for-sale securities	–	–	–	–	–	3,098	–	–	–	3,098
Stock-based compensation	–	–	–	–	14,968	–	–	–	–	14,968
Shares issued for:
Option exercises	–	–	–	–	(7,875)	–	–	658	12,509	4,634
Nonvested shares/units	–	–	–	–	(13,113)	–	(125)	684	13,011	(227)
ESPP	–	–	–	–	(1,130)	–	–	163	3,106	1,976
Acquisition of treasury shares	–	–	–	–	–	–	–	(198)	(3,087)	(3,087)
Repurchase and retirement of common shares	(14,554)	(145)	–	–	(8,732)	–	(191,112)	–	–	(199,989)
Cash dividends declared – $0.70 per share	–	–	–	–	–	–	(208,801)	–	–	(208,801)

Balances at April 30, 2012	397,887	$3,979	–	$–	$796,784	$12,145	$2,523,997	(105,768)	$(2,011,013)	$1,325,892

See accompanying notes to consolidated financial statements.

H&R BLOCK 2012 Form 10K	41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS – Our operating subsidiaries provide a variety of tax preparation and related services to the general public, principally in the United States (U.S.). Specifically, we offer: assisted tax return preparation; H&R Block At Home™ digital services and products, and certain retail banking services. We also provide tax preparation services in Canada and Australia.

PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

Some of our subsidiaries operate in regulated industries and their underlying accounting records reflect the policies and requirements of these industries.

DISCONTINUED OPERATIONS – In fiscal year 2012, we sold RSM McGladrey, Inc. (RSM) and also sold RSM EquiCo Inc.’s subsidiary, McGladrey Capital Markets LLC (MCM). As of April 30, 2012, the results of operations of these businesses are presented as discontinued operations in the consolidated financial statements. All periods presented in the consolidated balance sheets and statements of income have been reclassified to reflect our discontinued operations. Our discontinued operations also include the results of operations of Sand Canyon Corporation, formerly known as Option One Mortgage Corporation, and its subsidiaries (SCC), which exited its mortgage business in fiscal year 2008. See additional information in notes 18, 19 and 20.

MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the determination of our potential losses from mortgage loan representation and warranty claims associated with our discontinued mortgage business, contingent losses associated with pending claims and litigation, allowance for loan losses, fair value of reporting units, valuation allowances based on future taxable income, reserves for uncertain tax positions and related matters. Estimates have been prepared on the basis of the most current and best information available as of each balance sheet date. As such, actual results could differ materially from those estimates.

CASH AND CASH EQUIVALENTS – Cash and cash equivalents include cash on hand, cash due from banks, short-term investments and federal funds sold. For purposes of the consolidated balance sheets and consolidated statements of cash flows, all non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents. We present cash flow activities utilizing the indirect method. Book overdrafts included in accounts payable totaled $33.9 million and $34.1 million at April 30, 2012 and 2011, respectively.

CASH AND CASH EQUIVALENTS – RESTRICTED – Cash and cash equivalents – restricted consists primarily of cash held by H&R Block Bank (HRB Bank) required for regulatory compliance and cash held by our captive insurance subsidiary that will be used to pay claims.

RECEIVABLES AND RELATED ALLOWANCES – Receivables consist primarily of accounts receivable from tax clients for tax return preparation. The allowance for doubtful accounts for these receivables requires management’s judgment regarding collectibility and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Receivables from tax clients for tax return preparation are not specifically identified and charged off, but are evaluated on a pooled basis. At the end of each tax season the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons.

Our financing receivables consist primarily of mortgage loans held for investment, Emerald Advance lines of Credit (EAs), loans made to franchisees and tax client receivables related to refund anticipation loans (RALs).

Emerald Advance lines of credit. EAs are offered to clients in our offices from late November through mid-January, currently in an amount not to exceed $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be increased and utilized year-round. These lines of credit are offered by HRB Bank.

Interest income on EAs is calculated using the average daily balance method and is recognized based on the principal amount outstanding until the outstanding balance is paid or becomes delinquent. Loan commitment fees on EAs, net of related expenses, are initially deferred and recognized as revenue over the commitment period, which is typically two months. EAs balances require an annual paydown on February 15th, and any

42	H&R BLOCK 2012 Form 10K

amounts unpaid by that date are placed on non-accrual status as of March 1st. Payments on past due amounts are recorded as a reduction in the receivable balance.

We review the credit quality of these receivables based on pools, which are segregated by the year of origination. Specific bad debt rates are applied to each pool, as well as to those that maintain their loan year-round.

We determine our allowance for these receivables collectively, based on a review of receipts taking into consideration historical experience. These receivables are not specifically identified, but are evaluated on a pooled basis. Initial bad debt rates also consider whether the loan was made to a new or repeat client. At the end of each tax season, the outstanding balances on the past-due receivables are evaluated based on collections received and expected collections over subsequent tax seasons. We charge-off these receivables accordingly.

Loans made to franchisees. Interest income on loans made to franchisees is calculated using the average daily balance method and is recognized based on the principal amount outstanding until the outstanding balance is paid or written off. The credit quality of these receivables is determined on a specific franchisee basis, taking into account the franchisee’s credit score, the franchisee’s payment history on existing loans and operational amounts due to us, the loan-to-value ratio and debt-to-income ratio. Credit scores, loan-to-value and debt-to-income ratios are obtained at the time of underwriting. Payment history is monitored on a regular basis. We believe all loans to franchisees are of similar credit quality. Loans are evaluated for impairment when they become delinquent. Amounts deemed to be uncollectible are written off to bad debt expense and bad debt related to these loans has typically been insignificant. Additionally, the franchise office serves as collateral for the loan. In the event the franchisee is unable to repay the loan, we revoke the franchisee’s franchise rights, write off the remaining balance of the loan and assume control of the office.

Tax client receivables related to RALs. All tax client receivables related to RALs outstanding at April 30, 2012 were originated prior to fiscal year 2011 and are past due. We do not accrue interest on these receivables. Payments on past due amounts are recorded as a reduction in the receivable balance.

We review the credit quality of these receivables based on pools, which are segregated by the year of origination, with specific bad debt rates applied to each pool.

These receivables are not specifically identified, but are evaluated on a pooled basis. At the end of each tax season the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons. We charge-off these receivables accordingly.

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

Loans are considered impaired when we believe it is probable we will be unable to collect all principal and interest due according to the contractual terms of the note, or when the loan is 60 days past due. Impaired loans are reviewed individually and loss estimates are based on the fair value of the underlying collateral. For loans over 60 days but less than 180 days past due we record a loan loss allowance. For loans 180 days or more past due we charge-off the loan to the value of the collateral less costs to sell. During fiscal year 2012 we changed from recording a specific loan loss allowance for loans 180 days or more past due to charging-off those loans. This change had no income statement impact, but reduced the principal amount of loans outstanding and the

H&R BLOCK 2012 Form 10K	43

related allowance. This change was made as a result of our change in regulators from the Office of Thrift Supervision (OTS) to the Office of the Comptroller of the Currency (OCC).

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

From time to time, as part of our loss mitigation process, we may agree to modify the contractual terms of a borrower’s loan. We have developed loan modification programs designed to help borrowers refinance adjustable-rate mortgage loans prior to rate reset or who may otherwise have difficulty making their payments. In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). We may consider the borrower’s payment status and history, the borrower’s ability to pay upon a rate reset on an adjustable-rate mortgage, the size of the payment increase upon a rate reset, the period of time remaining prior to the rate reset and other relevant factors in determining whether a borrower is experiencing financial difficulty. A borrower who is current may be deemed to be experiencing financial difficulty in instances where the evidence suggests an inability to pay based on the original terms of the loan after the interest rate reset and, in the absence of a modification, may default on the loan. We evaluate whether the modification represents a concession we would not otherwise consider, such as a lower interest rate than what a new borrower of similar credit risk would be offered. A loan modified in a TDR, including a loan that was current at the time of modification, is placed on non-accrual status until we determine future collection of principal and interest is reasonably assured, which generally requires the borrower to demonstrate a period of performance according to the restructured terms. At the time of the modification, we record impairment for TDR loans equal to the difference between the principal balance of the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. However, if we later assess that foreclosure of a modified loan is probable, we record an impairment based on the estimated fair value of the underlying collateral.

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

INVESTMENTS – Investments include both available-for-sale marketable securities and investments held-to-maturity. Short-term investments are included in prepaid expenses and other current assets in the consolidated balance sheets.

Available-for-Sale. Our investments in marketable securities are classified as available-for-sale (AFS) and are reported at fair value. Unrealized gains and losses are calculated using the specific identification method and reported, net of applicable taxes, as a component of accumulated other comprehensive income. Realized gains and losses on the sale of these securities are determined using the specific identification method.

We monitor our AFS investment portfolio for impairment and consider many factors in determining whether the impairment is deemed to be other-than-temporary. These factors include, but are not limited to, the length of time the security has had a market value less than the cost basis, the severity of loss, our intent to sell (including regulatory or contractual requirements to sell), recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings.

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

44	H&R BLOCK 2012 Form 10K

of the stock represents its redemption value, as there is no ready market value. This investment is included in other assets in the consolidated balance sheets.

PROPERTY AND EQUIPMENT – Buildings and equipment are initially recorded at cost and are depreciated over the estimated useful life of the assets using the straight-line method. Leasehold improvements are initially recorded at cost and are amortized over the lesser of the remaining term of the respective lease or the estimated useful life, using the straight-line method. Estimated useful lives are 15 to 40 years for buildings, three to five years for computers and other equipment and up to eight years for leasehold improvements.

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

INTANGIBLE ASSETS AND GOODWILL – We test goodwill for impairment annually or more frequently, whenever events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our goodwill impairment analysis is based on a discounted cash flow (DCF) approach and market comparables. In the first step, we compare the fair value of a reporting unit with our carrying amount including goodwill using a DCF valuation method. The DCF analyses are based on the current revenue and expense forecasts and estimated long-term growth estimates for each reporting unit. Future cash flows are discounted based on a market comparable weighted average cost of capital rate for each reporting unit, adjusted for market and other risks where appropriate. In addition, we analyze any difference between the sum of the fair values of the reporting units and our total market capitalization for reasonableness.

If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired. If the fair value of the reporting unit is less than the carrying value, a second step is performed in which the implied fair value of the reporting unit’s goodwill is compared to the carrying value of the goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities of the reporting unit. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.

Based on our assessment performed during the fourth quarter of fiscal year 2012, the fair value of the goodwill within our reporting units substantially exceeded its carrying value.

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

See note 7 for discussion of the impairment of goodwill and intangible assets during fiscal years 2012, 2011 and 2010.

The weighted-average life of intangible assets with finite lives is 34 years. Intangible assets are typically amortized over the estimated useful life of the assets using the straight-line method.

COMMERCIAL PAPER – During fiscal year 2012, we issued commercial paper to finance temporary liquidity needs and various financial activities. There was no commercial paper outstanding at April 30, 2012 or 2011.

MORTGAGE LOAN REPRESENTATION AND WARRANTY CLAIMS – In connection with the sale of loans and/or residential mortgage-backed securities (RMBSs), SCC made certain representations and warranties.

SCC accrues a liability for contingent losses relating to representation and warranty claims by estimating probable losses for those claims, both known and projected, based on, among other things, historical validity and severity rates. This accrued liability is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets. Projections of future claims are based on an analysis that includes a review of the terms and provisions of applicable agreements, the historical experience under representation and warranty claims and third-party activity, which includes inquiries from various third- parties. SCC’s methodology for calculating this accrued liability also includes an assessment of the probability that individual counterparties (private label securitization trustees on behalf of certificate holders, monoline insurers and whole-loan purchasers) will assert future claims. See note 18 for additional discussion.

LITIGATION AND RELATED CONTINGENCIES – It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required to be accrued, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience. We accrue liabilities related to legal matters for which we believe it is probable that a loss will be incurred and the amount of the loss can be reasonably

H&R BLOCK 2012 Form 10K	45

estimated. With respect to other matters, management has concluded that a loss is only reasonably possible or remote, or not reasonably estimable and, therefore, we do not accrue a liability. Management discloses the facts regarding material matters, and a range of potential exposure if estimable, for losses assessed as reasonably possible to occur. Costs incurred with defending claims are expensed as incurred. Any receivable for insurance recoveries is recorded separately from the corresponding litigation liability, and only if recovery is determined to be probable.

INCOME TAXES – We account for income taxes under the asset and liability method, which requires us to record deferred income tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Deferred taxes are determined separately for each tax-paying component within each tax jurisdiction based on provisions of enacted tax law. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our deferred tax assets include capital loss and state and foreign tax loss carry-forwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our current deferred tax assets are included in prepaid expenses and other current assets in the consolidated balance sheets. Noncurrent deferred tax assets are included in other assets on the consolidated balance sheets. Noncurrent deferred tax liabilities are included in other noncurrent liabilities on the consolidated balance sheets.

We evaluate the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. We do not record a tax benefit for tax positions where we have concluded it is not more likely than not to be sustained. Differences between a tax position taken or expected to be taken in our tax returns and the amount of benefit recognized and measured in the financial statements result in unrecognized tax benefits, which are recorded in the balance sheet as either a liability for unrecognized tax benefits or reductions to recorded tax assets, as applicable.

We file a consolidated federal tax return on a calendar year basis and state tax returns on a consolidated or combined basis, as permitted by authorities. We report interest and penalties as a component of income tax expense.

TREASURY SHARES – Shares of common stock repurchased by us are recorded, at cost, as treasury shares and result in a reduction of stockholders’ equity. Periodically, we may retire shares held in treasury as determined by our Board of Directors. We reissue treasury shares as part of our stock-based compensation programs or for acquisitions. When shares are reissued, we determine the cost using the average cost method.

REVENUE RECOGNITION – Service revenues consist primarily of fees for preparation and filing of tax returns, both in offices and through our online programs and fees associated with our Peace of Mind (POM) guarantee program and interchange income associated with our H&R Block Prepaid Emerald MasterCard® program. Service revenues are recognized in the period in which the service is performed as follows:

■	Assisted and online tax preparation revenues are recorded when a completed return is electronically filed or accepted by the customer.
■	POM revenues are deferred and recognized over the term of the guarantee, based on historical and actual payment of claims.
■

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

■

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

■

Revenue from the sale of software such as H&R Block At Home™ is recognized when the product is sold to the end user, either through assisted, online or other channels. Rebates, slotting fees and other incentives paid in connection with these sales are recorded as a reduction of revenue.

46	H&R BLOCK 2012 Form 10K

Revenue from the sale of TaxWorks® software is deferred and recognized over the period for which upgrades and support are provided to the customer.

Interest income consists primarily of interest earned on mortgage loans held for investment and EAs and is recognized as follows:

■

Interest income on mortgage loans held for investment includes deferred origination fees and costs and purchase discounts and premiums, which are amortized to income over the life of the loan using the interest method.

■	Interest income on EAs is calculated using the average daily balance method and is recognized based on the principal amount outstanding until the outstanding balance is paid or becomes delinquent.
■	Loan commitment fees, net of related expenses, are initially deferred and recognized as revenue over the commitment period.

Revenue recognition is evaluated separately for each unit in multiple-deliverable arrangements. Sales tax we collect and remit to taxing authorities is recorded net in the consolidated income statements.

ADVERTISING EXPENSE – Advertising costs for radio and television ads are expensed the first time the advertisement takes place, with print and mailing advertising expensed as incurred. Total advertising costs of continuing operations for fiscal years 2012, 2011 and 2010 totaled $278.8 million, $243.3 million and $235.9 million, respectively.

GAINS ON SALES OF TAX OFFICES – We periodically sell company-owned tax offices to franchisees. We offer loans to our franchisees to finance these sales. Gains are recorded upon determination that collection of the sales proceeds is reasonably assured. Gains are initially deferred when they are financed with these loans and are recognized after minimum payments and equity thresholds are met. Gains are reported in operating income due to their recurring nature, and are included as a reduction of selling, general and administrative expenses in the consolidated income statements.

During fiscal years 2012, 2011 and 2010, we sold certain retail tax offices to existing franchisees for cash proceeds of $17.3 million, $65.6 million and $65.7 million, respectively, and recorded gains on these sales of $16.6 million, $45.1 million and $49.1 million, respectively.

EMPLOYEE BENEFIT PLANS – We have a 401(k) defined contribution plan covering all full-time and seasonal employees following the completion of an eligibility period. Contributions of our continuing operations to this plan are discretionary and totaled $12.8 million, $12.1 million and $13.2 million for fiscal years 2012, 2011 and 2010, respectively.

We have severance plans covering executives and all regular full-time or part-time active employees for involuntary separation from the company. Expenses related to severance benefits totaled $32.5 million and $29.6 million in fiscal years 2012 and 2011, respectively.

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

COMPREHENSIVE INCOME – Our comprehensive income is comprised of net income, foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities. Included in stockholders’ equity at April 30, 2012 and 2011, the net unrealized holding gain on AFS securities was $3.6 million and $0.5 million, respectively, and the foreign currency translation adjustment was $8.6 million and $10.8 million, respectively.

NEW ACCOUNTING STANDARDS – In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the amendments in this guidance, an entity may consider qualitative factors before applying Step 1 of the goodwill impairment assessment, but may no longer be permitted to carry forward estimates of a reporting unit’s fair value from a prior year when specific criteria are met. These amendments are effective for our fiscal year 2013. We believe this guidance will not have a material effect on our consolidated financial statements.

STANDARDS IMPLEMENTED – In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” Under the amendments in this guidance, an entity is required to provide additional disclosures about the valuation processes and sensitivities of Level 3 assets and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial

H&R BLOCK 2012 Form 10K	47

position, but for which the fair value is required to be disclosed. These amendments are effective for interim and annual periods beginning after December 15, 2011. We adopted this guidance in our fourth quarter of this fiscal year. This guidance did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Statement of Comprehensive Income.” Under the amendments in this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this guidance do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. These amendments are effective for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected to adopt this guidance as of May 1, 2011, and it did not have a material effect on our presentation of comprehensive income in our consolidated financial statements.

In April 2011, the FASB issued Accounting Standards Update 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” This guidance assists in determining if a loan modification qualifies as a TDR and requires that creditors must determine that a concession has been made and the borrower is having financial difficulties. We adopted this guidance as of May 1, 2011. We did not identify any new TDRs attributable to this new guidance and it did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-28, “Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments affect reporting units whose carrying amount is zero or negative, and require performance of Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, a reporting unit would consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance. The reporting unit would evaluate if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We adopted this guidance as of May 1, 2011 and it did not have a material effect on our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this guidance specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Additionally, disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. We adopted this guidance as of May 1, 2011 and it did not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.” This guidance amends the criteria for separating consideration in multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (1) vendor-specific objective evidence; (2) third-party evidence; or (3) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s new multiple-deliverable revenue arrangements. We adopted this guidance as of May 1, 2011 and it did not have a material effect on our consolidated financial statements.

48	H&R BLOCK 2012 Form 10K

NOTE 2: EARNINGS PER SHARE

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

The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
Year ended April 30,	2012	2011	2010
Net income from continuing operations attributable to shareholders	$345,968	$392,547	$455,123
Amounts allocated to participating securities
(nonvested shares)	(455)	(1,007)	(1,750)

Net income from continuing operations attributable to common shareholders	$345,513	$391,540	$453,373

Basic weighted average common shares	297,863	309,230	332,283
Potential dilutive shares	738	547	953

Dilutive weighted average common shares	298,601	309,777	333,236

Earnings per share from continuing operations attributable to common shareholders:
Basic	$1.16	$1.27	$1.37
Diluted	1.16	1.27	1.36

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 8.9 million, 12.8 million and 13.7 million shares of stock for fiscal years 2012, 2011 and 2010, respectively, as the effect would be antidilutive.

NOTE 3: RECEIVABLES

Short-term receivables consist of the following:

(in 000s)
As of April 30,	2012	2011
Loans to franchisees	$61,252	$62,181
Receivables for tax preparation and related fees	42,286	38,930
Emerald Advance lines of credit	23,717	31,645
Royalties from franchisees	5,781	11,645
Tax client receivables related to RALs	648	2,412
Other	104,763	131,302

	238,447	278,115
Allowance for doubtful accounts	(44,589)	(47,943)

	$193,858	$230,172

The short-term portion of EAs, tax client receivables related to RALs and loans made to franchisees is included in receivables, while the long-term portion is included in other assets in the consolidated financial statements. These amounts as of April 30, 2012 and 2011 are as follows:

(in 000s)
	Emerald Advance Lines of Credit	Tax Client Receivables – RALs	Loans to Franchisees
As of April 30, 2012:
Short-term	$23,717	$648	$61,252
Long-term	13,007	4,624	109,837

	$36,724	$5,272	$171,089

As of April 30, 2011:
Short-term	$31,645	$2,412	$62,181
Long-term	21,619	5,855	110,420

	$53,264	$8,267	$172,601

H&R BLOCK 2012 Form 10K	49

We review the credit quality of our EA receivables and tax client receivables related to RALs based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of April 30, 2012, by year of origination, are as follows:

		(in 000s)
	Emerald Advance Lines of Credit	Tax Client Receivables – RALs
Credit Quality Indicator – Year of origination:
2012	$8,948	$–
2011	6,940	–
2010	3,601	–
2009 and prior	5,150	5,272
Revolving loans	12,085	–

	$36,724	$5,272

As of April 30, 2012, $31.4 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due. All tax client receivables related to RALs are considered impaired.

Loans made to franchisees at April 30, 2012 totaled $171.1 million, and consisted of $127.0 million in term loans made to finance the purchase of franchises and $44.1 million in revolving lines of credit made to existing franchisees primarily for the purpose of funding their off-season needs. Loans made to franchisees totaled $172.6 million at April 30, 2011, and consisted of $125.1 million in term loans and $47.5 million in revolving lines of credit. As of April 30, 2012, loans totaling $0.3 million were past due, however we had no loans to franchisees on non-accrual status.

As discussed in note 20, we have a long-term note receivable in the amount of $54.0 million due from McGladrey & Pullen LLP (M&P) related to the sale of RSM. This note is unsecured and bears interest at a rate of 8.0%, with all principal and accrued interest due in May 2017. As of April 30, 2012, there is no allowance recorded related to this note; however, we will continue to monitor publicly available information relevant to the financial condition of M&P to assess future collectability. This note is included in other assets on the consolidated balance sheet, with a total of $55.4 million in principal and accrued interest recorded as of April 30, 2012.

Activity in the allowance for doubtful accounts for the years ended April 30, 2012, 2011 and 2010 is as follows:

					(in 000s)
	Emerald Advance Lines of Credit	Tax Client Receivables – RALs	Loans to Franchisees	All Other	Total
Balance as of May 1, 2009	$42,875	$14,136	$4	$51,700	$108,715
Provision	33,919	12,193	–	56,811	102,923
Charge-offs	(41,555)	(14,138)	–	(64,788)	(120,481)

Balance as of April 30, 2010	35,239	12,191	4	43,723	91,157
Provision	91,546	2	–	46,391	137,939
Charge-offs	(122,385)	(12,193)	(4)	(46,571)	(181,153)

Balance as of April 30, 2011	4,400	–	–	43,543	47,943
Provision	28,057	–	–	38,605	66,662
Charge-offs	(26,257)	–	–	(43,759)	(70,016)

Balance as of April 30, 2012	$6,200	$–	$–	$38,389	$44,589

There were no changes to our methodology related to the calculation of our allowance for doubtful accounts during fiscal year 2012.

50	H&R BLOCK 2012 Form 10K

NOTE 4: MORTGAGE LOANS HELD FOR INVESTMENT AND RELATED ASSETS

The composition of our mortgage loan portfolio as of April 30, 2012 and 2011 is as follows:

				(dollars in 000s)
As of April 30,	2012		2011
	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$238,442	56%	$333,828	58%
Fixed-rate loans	190,870	44%	239,146	42%

	429,312	100%	572,974	100%
Unamortized deferred fees and costs	3,429		4,121
Less: Allowance for loan losses	(26,540)		(92,087)

	$406,201		$485,008

Activity in the allowance for loan losses for the years ended April 30, 2012, 2011 and 2010 is as follows:

			(in 000s)
Year ended April 30,	2012	2011	2010
Balance at beginning of the year	$92,087	$93,535	$84,073
Provision	24,075	35,567	47,750
Recoveries	292	272	88
Charge-offs	(89,914)	(37,287)	(38,376)

Balance at end of the year	$26,540	$92,087	$93,535

Charge-offs increased during the current year primarily due to a change in practice, under which we now charge-off loans 180 days past due as discussed in note 1.

When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired, including those loans more than 60 days past due or modified as TDRs, are evaluated individually. The balance of these loans and the related allowance is as follows:

				(in 000s)
As of April 30,	2012		2011
	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance
Pooled (less than 60 days past due)	$248,772	$9,237	$304,325	$11,238
Impaired:
Individually (TDRs)	71,949	7,752	106,328	11,056
Individually (60 days or more past due)	108,591	9,551	162,321	69,793

	$429,312	$26,540	$572,974	$92,087

Our portfolio includes loans originated by SCC and purchased by HRB Bank, which constitute 59% of the total loan portfolio at April 30, 2012. We have experienced higher rates of delinquency and believe that we have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio totaled $177.5 million and is characteristic of a prime loan portfolio, and we believe therefore subject to a lower loss exposure. Detail of our mortgage loans held for investment and the related allowance at April 30, 2012 is as follows:

				(dollars in 000s)
	Outstanding	Loan Loss Allowance		% 30+ Days
	Principal Balance	Amount	% of Principal	Past Due
Purchased from SCC	$251,857	$22,109	8.8%	36.7%
All other	177,455	4,431	2.5%	9.3%

	$429,312	$26,540	6.2%	25.4%

We review the credit quality of our portfolio based on the following criteria: (1) originator; (2) the level of documentation obtained for loan at origination; (3) occupancy status of property at origination; (4) geography; and (5) credit score and loan to value at origination. We specifically evaluate each loan and assign an internal risk rating of high, medium or low to each loan. The risk rating is based upon multiple loan characteristics that correlate to delinquency and loss. These characteristics include, but are not limited to, the five criteria listed above. These loan attributes are evaluated quarterly against a variety of additional characteristics to ensure the

H&R BLOCK 2012 Form 10K	51

appropriate data is being utilized to determine the level of risk within the portfolio. All criteria are obtained at the time of origination and are only subsequently updated if the loan is refinanced.

Credit quality indicators at April 30, 2012 include the following:

			(in 000s)
Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio
Occupancy status:
Owner occupied	$181,705	$113,879	$295,584
Non-owner occupied	70,152	63,576	133,728

	$251,857	$177,455	$429,312

Documentation level:
Full documentation	$80,377	$129,565	$209,942
Limited documentation	7,333	18,750	26,083
Stated income	142,005	18,039	160,044
No documentation	22,142	11,101	33,243

	$251,857	$177,455	$429,312

Internal risk rating:
High	$87,010	$–	$87,010
Medium	164,847	–	164,847
Low	–	177,455	177,455

	$251,857	$177,455	$429,312

Loans given our internal risk rating of “high” were originated by SCC, generally have no documentation or are stated income, and are non-owner occupied. Loans given our internal risk rating of “medium” were generally full documentation or stated income, with loan-to-value at origination of more than 80%, and have credit scores at origination below 700. Loans given our internal risk rating of “low” were generally full documentation, with loan-to-value at origination of less than 80% and have credit scores greater than 700.

Our mortgage loans held for investment include concentrations of loans to borrowers in certain states, which may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. Approximately 58% of our mortgage loan portfolio consists of loans to borrowers located in the states of Florida, California, New York and Wisconsin.

Detail of the aging of the mortgage loans in our portfolio as of April 30, 2012 is as follows:

						(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$18,520	$6,627	$85,303	$110,450	$141,407	$251,857
All other	7,722	827	14,311	22,860	154,595	177,455

	$26,242	$7,454	$99,614	$133,310	$296,002	$429,312

(1)	We do not accrue interest on loans past due 90 days or more.

Information related to our non-accrual loans is as follows:

		(in 000s)
As of April 30,	2012	2011
Loans:
Purchased from SCC	$88,347	$143,358
Other	16,626	14,106

	104,973	157,464

TDRs:
Purchased from SCC	3,166	2,849
Other	1,270	329

	4,436	3,178

Total non-accrual loans	$109,409	$160,642

52	H&R BLOCK 2012 Form 10K

Information related to impaired loans is as follows:

				(in 000s)
	Balance With Allowance	Balance With No Allowance	Total Impaired Loans	Related Allowance
As of April 30, 2012:(1)
Purchased from SCC	$56,128	$97,591	$153,719	$14,917
Other	7,137	19,684	26,821	2,386

	$63,265	$117,275	$180,540	$17,303

As of April 30, 2011:(2)
Purchased from SCC	$180,387	$51,674	$232,061	$71,733
Other	29,027	7,561	36,588	9,116

	$209,414	$59,235	$268,649	$80,849

(1)	Changes as compared to the prior year are primarily a result of the charge-off of loans 180 days past due in the current year, as previously discussed.
(2)	Classification of amounts as of April 30, 2011 has been restated to conform to the current period presentation.

Information related to the allowance for impaired loans is as follows:

		(in 000s)
As of April 30,	2012	2011
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$9,551	$69,794
Based on discounted cash flow method	7,752	11,055

	$17,303	$80,849

Information related to activities of our non-performing assets is as follows:

			(in 000s)
For the year ended April 30,	2012	2011	2010
Average impaired loans:
Purchased from SCC	$211,867	$252,673
All other	33,940	37,082

	$245,807	$289,755	$307,351

Interest income on impaired loans:
Purchased from SCC	$5,454	$5,795
All other	445	829

	$5,899	$6,624	$8,548

Interest income on impaired loans recognized on a cash basis on non-accrual status:
Purchased from SCC	$5,265	$5,567
All other	417	744

	$5,682	$6,311	$7,452

As of April 30, 2012 and 2011, accrued interest receivable on mortgage loans held for investment totaled $1.6 million and $2.1 million, respectively. At April 30, 2012, HRB Bank had interest-only mortgage loans in its investment portfolio totaling $2.7 million.

Activity related to our REO is as follows:

			(in 000s)
Year ended April 30,	2012	2011	2010
Balance, beginning of the year	$19,532	$29,252	$44,533
Additions	10,308	16,463	19,341
Sales	(11,976)	(21,889)	(24,308)
Impairments	(2,892)	(4,294)	(10,314)

Balance, end of the year	$14,972	$19,532	$29,252

H&R BLOCK 2012 Form 10K	53

NOTE 5: INVESTMENTS

AVAILABLE-FOR-SALE – The amortized cost and fair value of securities classified as AFS held at April 30, 2012 and 2011 are summarized below:

								(in 000s)
As of April 30,		2012				2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Fair Value
Short-term:
Municipal bonds	$1,008	$29	$–	$1,037	$3,023	$58	$–	$3,081
Long-term:
Mortgage-backed securities	361,184	5,620	(121)	366,683	157,970	401	(194)	158,177
Municipal bonds	4,236	396	–	4,632	5,312	347	–	5,659

	365,420	6,016	(121)	371,315	163,282	748	(194)	163,836

	$366,428	$6,045	$ (121)	$372,352	$166,305	$806	$ (194)	$166,917

(1)

At April 30, 2012, mortgage-backed securities with a cost of $8.1 million and gross unrealized losses of $21 thousand had been in a continuous loss position for more than twelve months. At April 30, 2011, we had no investments that had been in a continuous loss position for more than twelve months.

Proceeds from the sales of AFS securities were $8.4 million and $2.1 million during fiscal years 2012 and 2010, respectively. We did not sell any AFS securities in fiscal year 2011. We recorded a gross realized gain of $14 thousand on sales of AFS securities during fiscal year 2012, but no gross realized gains or losses on sales during fiscal year 2010. We did not record any other-than-temporary impairments of AFS securities during fiscal year 2012. During fiscal years 2011 and 2010, we recorded other-than-temporary impairments of AFS securities totaling $1.9 million and $1.6 million, respectively.

Contractual maturities of AFS debt securities at April 30, 2012, occur at varying dates over the next 30 years, and are set forth in the table below.

		(in 000s)
As of April 30, 2012	Cost Basis	Fair Value
Maturing in:
Less than one year	$1,008	$1,037
Two to five years	4,236	4,632
Beyond	361,184	366,683

	$366,428	$372,352

HELD-TO-MATURITY – HRB Bank is required to maintain a restricted investment in FHLB stock for borrowing availability. The cost of this investment, $1.9 million and $3.3 million at April 30, 2012 and 2011, respectively, represents its redemption value at each balance sheet date, as these investments do not have a ready market.

NOTE 6: PROPERTY AND EQUIPMENT

The components of property and equipment are as follows:

		(in 000s)
As of April 30,	2012	2011
Land and other non-depreciable assets	$1,892	$2,245
Buildings	147,795	154,519
Computers and other equipment	419,101	390,599
Capitalized software	130,027	123,885
Leasehold improvements	174,432	160,743
Construction in process	2,051	1,962

	875,298	833,953
Less: Accumulated depreciation and amortization	(622,313)	(578,655)

	$252,985	$255,298

54	H&R BLOCK 2012 Form 10K

During fiscal years 2012 and 2011, we received $7.6 million and $6.5 million, respectively, for tax incentives from certain government agencies related to our corporate headquarters building, which was recorded as a reduction of original cost.

Property and equipment included above and subject to capital lease arrangements included the following:

		(in 000s)
As of April 30,	2012	2011
Property and equipment under capital lease	$47,842	$47,842
Less accumulated amortization	(36,740)	(35,056)

	$11,102	$12,786

Depreciation and amortization expense of continuing operations for fiscal years 2012, 2011 and 2010 was $69.3 million, $73.2 million and $75.8 million, respectively. Included in depreciation and amortization expense of continuing operations is amortization of capitalized software of $10.4 million, $14.4 million and $16.3 million, respectively.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill of our continuing operations for the years ended April 30, 2012 and 2011 are as follows:

(in 000s)
Tax Services
Balance at May 1, 2010:
Goodwill	$453,884
Accumulated impairment losses	(2,188)

451,696

Changes:
Acquisitions	15,441
Disposals and foreign currency changes	(10,286)
Impairments	(22,700)

Balance at April 30, 2011:
Goodwill	459,039
Accumulated impairment losses	(24,888)

434,151

Changes:
Acquisitions	5,377
Disposals and foreign currency changes	(4,553)
Impairments	(7,409)

Balance at April 30, 2012:
Goodwill	459,863
Accumulated impairment losses	(32,297)

$427,566

We tested goodwill for impairment in the fourth quarter of fiscal year 2012, and did not identify any impairment.

In the current fiscal year, we discontinued service under our ExpressTax brand and closed approximately 200 underperforming company-owned offices. As a result, we recorded an impairment of goodwill, in the amount of $7.4 million. There is no remaining goodwill related to our ExpressTax brand. We recorded a $22.7 million impairment in our RedGear reporting unit in fiscal year 2011.

H&R BLOCK 2012 Form 10K	55

The components of intangible assets are as follows:

						(in 000s)
As of April 30,		2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Tax Services:
Customer relationships	$90,433	$(46,504)	$43,929	$87,624	$(41,076)	$46,548
Noncompete agreements	22,337	(21,425)	912	23,456	(22,059)	1,397
Reacquired franchise rights	214,330	(14,083)	200,247	214,330	(9,961)	204,369
Franchise agreements	19,201	(4,373)	14,828	19,201	(3,093)	16,108
Purchased technology	14,700	(10,665)	4,035	14,700	(8,505)	6,195
Trade name	1,300	(800)	500	1,325	(600)	725

Total intangible assets	$362,301	$(97,850)	$264,451	$360,636	$(85,294)	$275,342

Amortization of intangible assets of continuing operations for the years ended April 30, 2012, 2011 and 2010 was $19.8 million, $17.9 million and $18.4 million, respectively. Additionally, we recorded an impairment of customer relationships of $4.0 million during fiscal year 2012, related to the discontinuation of our ExpressTax brand, as discussed above. Estimated amortization of intangible assets for fiscal years 2013, 2014, 2015, 2016 and 2017 is $16.5 million, $14.6 million, $11.3 million, $10.8 million and $10.2 million, respectively.

NOTE 8: CUSTOMER BANKING DEPOSITS

The components of customer banking deposits at April 30, 2012 and 2011 and the related interest expense recorded during the periods are as follows:

				(in 000s)
April 30,	2012		2011
	Outstanding Balance	Interest Expense	Outstanding Balance	Interest Expense
Short-term:
Money-market deposits	$177,976	$2,071	$164,734	$2,168
Savings deposits	11,401	105	11,030	107
Checking deposits:
Interest-bearing	4,336	40	6,947	94
Non-interest-bearing	276,321	–	279,296	–

	280,657	40	286,243	94

IRAs and other time deposits:
Due in one year	29,510		49,003
IRAs	328,005		341,210

	357,515	4,519	390,213	6,119

	$827,549	$6,735	$852,220	$8,488

Long-term:
Due in two years	$4,710		$7,939
Due in three years	706		3,717
Due in four years	36		16
Due in five years	46		6

	$5,498	$–	$11,678	$–

Accrued but unpaid interest on deposits totaled $0.1 million and $0.2 million at April 30, 2012 and 2011, respectively.

56	H&R BLOCK 2012 Form 10K

Time deposit accounts totaling $5.4 million were in excess of Federal Deposit Insurance Corporation (FDIC) insured limits at April 30, 2012, and mature as follows:

(in 000s)
Three months or less	$2,253
Three to six months	770
Six to twelve months	1,821
Over twelve months	594

$5,438

NOTE 9: LONG-TERM DEBT

The components of long-term debt are as follows:

		(in 000s)
As of April 30,	2012	2011
Senior Notes, 7.875%, due January 2013	$599,913	$599,788
Senior Notes, 5.125%, due October 2014	399,412	399,177
Acquisition obligation, due June 2012	30,831	30,166
Capital lease obligations	10,393	10,953

	1,040,549	1,040,084
Less: Current portion	(631,434)	(557)

	$409,115	$1,039,527

We maintain a committed line of credit (CLOC) agreement to support commercial paper issuances, general corporate purposes or for working capital needs. This facility provides funding up to $1.7 billion and matures July 31, 2013. This facility bears interest at an annual rate of LIBOR plus 1.30% to 2.80% or PRIME plus 0.30% to 1.80% (depending on the type of borrowing) and includes an annual facility fee of 0.20% to 0.70% of the committed amounts (based on our credit ratings). Covenants in this facility include: (1) maintenance of a minimum equity of $500.0 million on the last day of any fiscal quarter; and (2) reduction of the aggregate outstanding principal amount of short-term debt, as defined in the CLOC agreement, to $200.0 million or less for thirty consecutive days during the period from March 1 to June 30 of each year. At April 30, 2012, we were in compliance with these covenants and had net worth of $1.3 billion. We had no balance outstanding under the CLOC at April 30, 2012 or 2011.

On January 11, 2008, we issued $600.0 million of 7.875% Senior Notes under our shelf registration. The Senior Notes are due January 15, 2013 and are not redeemable by the bondholders prior to maturity. The net proceeds of this transaction were used to repay a $500.0 million facility, with the remaining proceeds used for working capital and general corporate purposes. These Senior Notes are included in current portion of long-term debt in the consolidated balance sheet at April 30, 2012 due to their contractual maturity in January 2013.

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

We have a capitalized lease obligation of $10.4 million at April 30, 2012, that is collateralized by land and buildings. The obligation is due in 11 years.

The aggregate payments required to retire long-term debt are $631.4 million, $0.7 million, $400.2 million, $0.8 million, $0.8 million and $6.6 million in fiscal years 2013, 2014, 2015, 2016, 2017 and beyond, respectively.

HRB Bank is a member of the FHLB of Des Moines, which extends credit to member banks based on eligible collateral. At April 30, 2012, HRB Bank had FHLB advance capacity of $334.2 million. At April 30, 2012, we had no balance outstanding on this facility. Mortgage loans held for investment of $297.1 million and AFS securities of $121.4 million serve as eligible collateral and are used to determine total capacity.

H&R BLOCK 2012 Form 10K	57

NOTE 10: OTHER NONCURRENT ASSETS AND LIABILITIES

We have deferred compensation plans that permit certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in other noncurrent liabilities is $48.0 million and $142.0 million at April 30, 2012 and 2011, respectively, reflecting our obligation under these plans. The decline in the liability from the prior year is primarily due to amounts paid to former employees in connection with the sale of RSM. We purchased whole-life insurance contracts on certain participants to recover distributions made or to be made under these plans. The cash surrender value of the policies and other assets totaled $99.0 million and $105.0 million at April 30, 2012 and 2011, respectively. These assets are restricted, as they are only available to fund the related liabilities. Due to our plan to liquidate certain of these investments, at April 30, 2012, $81.4 million of these assets were classified as current and included in prepaid and other current assets on the consolidated balance sheet. The remaining balance as of April 30, 2012, and the entire balance as of April 30, 2011, was included in other noncurrent assets on the consolidated balance sheets.

NOTE 11: FAIR VALUE MEASUREMENT

We use the following classification of financial instruments pursuant to the fair value hierarchy methodologies for assets measured at fair value:

■	Level 1 – inputs to the valuation are quoted prices in an active market for identical assets.
■	Level 2 – inputs to the valuation include quoted prices for similar assets in active markets utilizing a third-party pricing service to determine fair value.
■	Level 3 – valuation is based on significant inputs that are unobservable in the market and our own estimates of assumptions that we believe market participants would use in pricing the asset.

Financial instruments are broken down in the tables that follow by recurring or nonrecurring measurement status. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that, as a result of an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

The following table presents the assets that were remeasured at fair value on a recurring basis during the fiscal year ended April 30, 2012 and 2011 and the gains on those remeasurements:

				(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Gains
As of April 30, 2012:
Mortgage–backed securities	$366,683	$ –	$366,683	$ –	$5,499
Municipal bonds	5,669	–	5,669	–	425

	$372,352	$ –	$372,352	$ –	$5,924

As a percentage of total assets	8.0%	–%	8.0%	–%
As of April 30, 2011:
Mortgage–backed securities	$158,177	$ –	$158,177	$ –	$207
Municipal bonds	8,740	–	8,740	–	405

	$166,917	$ –	$166,917	$ –	$612

As a percentage of total assets	3.2%	–%	3.2%	–%

Our AFS securities are carried at fair value on a recurring basis. These include certain agency and agency-sponsored mortgage-backed securities and municipal bonds. Quoted market prices are not available for these securities. As a result, we use a third-party pricing service to determine fair value and classify the securities as Level 2. The service’s pricing model is based on market data and utilizes available trade, bid and other market information for similar securities. The fair values provided by third-party pricing service are reviewed and validated by management of HRB Bank. There were no transfers of AFS securities between hierarchy levels during the fiscal years ended April 30, 2012 and 2011.

58	H&R BLOCK 2012 Form 10K

The following table presents the assets that were remeasured at fair value on a non-recurring basis during the fiscal year ended April 30, 2012 and 2011 and the losses on those remeasurements:

				(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Losses
As of April 30, 2012:
REO	$15,870	$ –	$ –	$15,870	$(693)
Impaired mortgage loans held for investment	99,974	–	–	99,974	(10,235)

	$115,844	$ –	$ –	$115,844	$(10,928)

As a percentage of total assets	2.5%	–%	–%	2.5%
As of April 30, 2011:
REO	$12,366	$ –	$ –	$12,366	$(1,920)
Impaired mortgage loans held for investment	90,628	–	–	90,628	(11,390)

	$102,994	$ –	$ –	$102,994	$(13,310)

As a percentage of total assets	1.9%	–%	–%	1.9%

The following method was used to estimate the fair value of each class of financial instrument above:

■

Real estate owned – REO includes foreclosed properties securing mortgage loans. Foreclosed assets are adjusted to fair value less costs to sell upon transfer of the loans to REO. The assets are remeasured quarterly based on independent appraisals or broker price opinions. Fair value is generally based on independent market prices or appraised values of the collateral. Subsequent holding period losses and losses arising from the sale of REO are expensed as incurred. Because our REO is valued based on significant inputs that are unobservable in the market and our own estimates of assumptions that we believe market participants would use in pricing the asset, these assets are classified as Level 3.

■

Impaired mortgage loans held for investment – The fair value of impaired mortgage loans held for investment is generally based on the net present value of discounted cash flows for TDR loans or the appraised value of the underlying collateral for all other loans. Impaired and TDR loans are required to be remeasured at least annually, based on HRB Bank’s Loan Policy. Impaired loans are typically remeasured every six months, while TDRs are remeasured quarterly. These loans are classified as Level 3.

We have established various controls and procedures to ensure that the unobservable inputs used in the fair value measurement of these instruments are appropriate. Appraisals are obtained from certified appraisers and reviewed internally by HRB Bank’s asset management group. The inputs and assumptions used in our discounted cash flow model for TDRs are reviewed and approved by the management team of HRB Bank each time the balances are remeasured. Significant changes in fair value from the previous measurement are presented to HRB Bank management for approval. There were no changes to the unobservable inputs used in determining the fair values of our level 3 financial assets.

The following table presents the quantitative information about our Level 3 fair value measurements:

				(in 000s)
	Fair Value at April 30, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
REO	$14,972	Third party pricing	Cost to list/sell Loss severity	5% – 25%(6%) 0% – 93%(44%)
Impaired mortgage loans held for investment – non TDRs	$99,040	Collateral- based	Cost to list/sell Time to sell (months) Collateral depreciation Loss severity	0% – 30%(7%) 24(24) (30%) – 100%(47%) 0% – 100%(55%)
Impaired mortgage loans held for investment – TDRs	$64,197	Discounted cash flow	Aged default performance Loss severity	32% – 54%(43%) 0% – 21%(4%)

H&R BLOCK 2012 Form 10K	59

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of our financial instruments are as follows:

					(in 000s)
As of April 30,	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents	$1,944,334	$1,944,334	$1,677,844	$1,677,844	Level 1
Cash and cash equivalents – restricted	48,100	48,100	48,383	48,383	Level 1
Receivables, net – short–term	193,858	193,858	230,172	230,172	Level 1
Mortgage loans held for investment, net	406,201	248,535	485,008	295,154	Level 3
Investments in available–for–sale securities	372,352	372,352	166,917	166,917	Level 2
Receivables, net – long–term	127,468	127,468	137,894	137,894	Level 1 and 3
Note receivable (including interest)	55,444	55,444	–	–	Level 3
Liabilities:
Deposits	833,047	831,251	863,898	865,318	Level 1 and 3
Long–term borrowings	1,040,549	1,077,223	1,040,084	1,099,780	Level 3
FHLB advances	–	–	25,000	24,998	Level 3

Fair value estimates, methods and assumptions are set forth below. The fair value was not estimated for assets and liabilities that are not considered financial instruments.

■	Cash and cash equivalents, including restricted – Fair value approximates the carrying amount.
■	Receivables—short-term – For short-term balances, the carrying values reported in the balance sheet approximate fair market value due to the relative short-term nature of the respective instruments.
■

Mortgage loans held for investment, net – The fair value of mortgage loans held for investment is determined using market pricing sources based on projected future cash flows of each individual asset, and loan characteristics including channel and performance characteristics.

■

Investments in available-for-sale securities – We use a third-party pricing service to determine fair value. The service’s pricing model is based on market data and utilizes available trade, bid and other market information for similar securities.

■

Receivables—long-term – The carrying values for the long-term portion of loans to franchisees approximate fair market value due to the variable interest rates (Level 1). Long-term EA and tax client receivables related to RALs are carried at net realizable value which approximates fair value (Level 3). Net realizable value is determined based on historical collection rates.

■

Note receivable – The long-term note receivable from M&P bears interest at a rate similar to available market rates and has only been outstanding for five months, and therefore carrying value approximates fair market value.

■

Deposits – The fair value of deposits with no stated maturity such as non-interest-bearing demand deposits, checking, money market and savings accounts was equal to the amount payable on demand (Level 1). The fair value of IRAs and other time deposits is estimated by discounting the future cash flows using the rates currently offered by HRB Bank for products with similar remaining maturities (Level 3).

■

Long-term debt and FHLB borrowings – The fair value of borrowings is based on rates currently available to us for obligations with similar terms and maturities, including current market yields on our Senior Notes.

60	H&R BLOCK 2012 Form 10K

NOTE 13: STOCKHOLDERS’ EQUITY

A summary of our share repurchase and retirements for fiscal years 2012, 2011 and 2010 is as follows:

		(in 000s)
	Shares	Cost
Fiscal year:
2012	14,554	$199,989
2011	18,950	279,947
2010	12,786	250,003

Through June 25 of the first quarter of fiscal year 2013, we repurchased and immediately retired an additional 21.3 million shares at a cost of $315.0 million. We also retired 60.0 million shares of treasury stock in June 2012. The June retirement of treasury stock had no impact on our total consolidated stockholders’ equity.

We are authorized to issue 6.0 million shares of Preferred Stock without par value. At April 30, 2012, we had 5.6 million shares of authorized but unissued Preferred Stock. Of the unissued shares, 0.6 million shares have been designated as Participating Preferred Stock.

We are authorized to issue 0.5 million shares of non-voting Preferred Stock designated as Convertible Preferred Stock without par value. At April 30, 2012, we had 0.5 million shares of authorized but unissued Convertible Preferred Stock. The holders of the Convertible Preferred Stock are not entitled to receive dividends paid in cash, property or securities and, in the event of any dissolution, liquidation or wind-up of the Company, will share ratably with the holders of Common Stock then outstanding in the assets of the Company after any distribution or payments are made to the holders of Participating Preferred stock or the holders of any other class or series of stock of the Company with preference over the Common Stock.

NOTE 14: STOCK-BASED COMPENSATION

We utilize the fair value method to account for stock-based awards. Stock-based compensation expense of $15.0 million, $14.5 million and $29.4 million was recorded in fiscal years 2012, 2011 and 2010, respectively, net of related tax benefits of $5.4 million, $5.4 million and $10.5 million, respectively. Stock-based compensation expense of our continuing operations totaled $14.2 million, $10.5 million and $22.7 million in fiscal years 2012, 2011 and 2010, respectively.

Accounting standards require excess tax benefits from stock-based compensation to be included as a financing activity in the statements of cash flows. As a result, we classified $0.1 million, $0.5 million and $1.6 million as cash inflows from financing activities for fiscal years 2012, 2011 and 2010, respectively. We realized tax benefits of $4.4 million, $4.4 million and $6.6 million in fiscal years 2012, 2011 and 2010, respectively.

As of April 30, 2012, we had 10.2 million shares reserved for future awards under stock-based compensation plans. We issue shares from our treasury stock to satisfy the exercise or release of stock-based awards and believe we have adequate treasury stock balances available for future issuances.

Our 2003 Long-Term Executive Compensation Plan (2003 Plan) provides for awards of options (both incentive and nonqualified), nonvested shares, nonvested share units, performance-based nonvested share units and other stock-based awards to employees. These awards entitle the holder to shares or the right to purchase shares of common stock as the award vests. Options and nonvested shares typically vest over a three-year or four-year period with a portion vesting each year, while both types of nonvested share units typically cliff vest at the end of a three-year period. Historically, nonvested shares have received dividends during the vesting period, however awards granted after October 1, 2010 do not receive dividends during the vesting period. Nonvested share units and performance-based nonvested share units receive cumulative dividends at the end of the vesting period. We measure the fair value of options on the grant date or modification date using the Black-Scholes option valuation model. We measure the fair value of nonvested shares and nonvested share units based on the closing price of our common stock on the grant date. The fair value of performance-based nonvested share units is determined based on the Monte Carlo valuation model. Generally, we expense the grant-date fair value, net of estimated forfeitures, over the vesting period on a straight-line basis. Awards granted to employees who are of retirement age or early retirement age (age 65 or age 55 and ten years of service) or reach either retirement age prior to the end of the service period of the awards, are expensed over the shorter of the two periods. Options are generally granted at a price equal to the fair market value of our common stock on the grant date. All types of awards granted under the 2003 Plan have a contractual term of ten years.

H&R BLOCK 2012 Form 10K	61

Our 1999 Stock Option Plan for Seasonal Employees, which provided for awards of nonqualified options to certain employees, was terminated effective December 31, 2009, except for outstanding awards thereunder. These awards were granted to seasonal employees in our Tax Services segment and entitled the holder to the right to purchase shares of common stock as the award vests, typically over a two-year period. We measured the fair value of options on the grant date using the Black-Scholes option valuation model. We expensed the grant-date fair value, net of estimated forfeitures, over the seasonal service period. Options were granted at a price equal to the fair market value of our common stock on the grant date, were exercisable during September through November in each of the two years following the calendar year of the grant, and had a contractual term of 29 months. All outstanding awards under this plan expired during fiscal year 2012.

Our 1989 Stock Option Plan for Outside Directors, which provided for awards of nonqualified options to outside directors, was terminated effective June 11, 2008, except for outstanding awards thereunder. The plan was replaced by the 2008 Deferred Stock Unit Plan for Outside Directors. The number of deferred stock units credited to an outside director’s account pursuant to an award is determined by dividing the dollar amount of the award by the average current market value per share of common stock for the ten consecutive trading dates ending on the date the deferred stock units are granted to the outside directors. Each deferred stock unit granted is vested upon award and the settlement of shares occurs six months after the director’s separation of service from the Board of Directors. The vested shares receive dividends prior to settlement, which are reinvested and settled in shares at the time of settlement.

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

A summary of options for the fiscal year ended April 30, 2012, is as follows:

			(in 000s, except per share amounts)
	Shares	Weighted–Average Exercise Price	Weighted–Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of the year	10,790	$18.64
Granted	2,658	16.46
Exercised	(658)	15.32
Forfeited or expired	(5,482)	18.81

Outstanding, end of the year	7,308	$18.02	6 years	$2,117

Exercisable, end of the year	4,114	$19.86	4 years	$751
Exercisable and expected to vest	6,950	18.15	6 years	1,941

The total intrinsic value of options exercised during fiscal years 2012, 2011 and 2010 was $1.0 million, $1.8 million and $5.4 million, respectively. As of April 30, 2012, we had $7.1 million of total unrecognized compensation cost related to these options. The cost is expected to be recognized over a weighted-average period of two years.

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

62	H&R BLOCK 2012 Form 10K

The following assumptions were used to value options during the periods:

Year ended April 30,	2012	2011	2010
Options – management and director:
Expected volatility	31.75% - 32.34%	28.98% - 30.20%	27.11% - 27.27%
Expected term	5 years	5 years	5 years
Dividend yield	3.43% - 4.80%	4.18% - 5.17%	3.24% - 3.55%
Risk–free interest rate	0.79% - 1.95%	1.26% - 1.92%	2.38% - 2.75%
Weighted–average fair value	$3.31	$2.25	$3.27
Options – seasonal: (1)
Expected volatility			33.81%
Expected term			2 years
Dividend yield			3.48%
Risk–free interest rate			0.85%
Weighted–average fair value			$2.70
ESPP options:
Expected volatility	24.27% - 33.07%	22.75% - 23.31%	23.68% - 43.20%
Expected term	0.5 years	0.5 years	0.5 years
Dividend yield	3.68% - 4.93%	3.86% - 4.80%	2.65% - 3.46%
Risk–free interest rate	0.06% - 0.10%	0.19% - 0.23%	0.20% - 0.33%
Weighted–average fair value	$2.78	$2.16	$3.66

(1)	This plan was terminated in fiscal year 2010, except for outstanding awards thereunder.

A summary of nonvested shares for the year ended April 30, 2012, is as follows:

		(shares in 000s)
	Shares	Weighted–Average Grant Date Fair Value
Outstanding, beginning of the year	1,150	$15.35
Granted	787	16.28
Released	(522)	17.22
Forfeited	(180)	15.46

Outstanding, end of the year	1,235	$15.12

The total fair value of shares vesting during fiscal years 2012, 2011 and 2010 was $9.0 million, $11.3 million and $12.4 million, respectively. Upon the grant of nonvested shares, unearned compensation cost is recorded as an offset to additional paid-in capital and is amortized as compensation expense over the vesting period. As of April 30, 2012, we had $13.1 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.

A summary of nonvested share units and performance-based nonvested share units for the year ended April 30, 2012, is as follows:

		(shares in 000s)
	Shares	Weighted–Average Grant Date Fair Value
Outstanding, beginning of the year	350	$17.30
Granted	228	15.75
Released	(162)	16.71
Forfeited	(10)	16.89

Outstanding, end of the year	406	$16.07

For performance-based units, the number of units to be earned will depend on (1) H&R Block, Inc.’s achievement of specified earnings before interest, taxes, depreciation and amortization (EBITDA) and revenue targets and (2) H&R Block, Inc.’s total shareholder return (TSR) ranked against that of other companies that are included in the Standard & Poor’s 500 Index during the three-year performance period. Compensation expense for performance-based shares is initially estimated based on target performance and is adjusted as appropriate through the performance period. Performance shares vest each year over a three year period from date of grant but are not distributed until the end of the three-year performance period. The TSR is applied at the end of the three-year performance period.

H&R BLOCK 2012 Form 10K	63

The total fair value of both types of share units vesting during fiscal years 2012, 2011 and 2010 was $2.9 million, $1.7 million and $3.1 million, respectively. Upon the grant of both types of nonvested share units, unearned compensation cost is recorded as an offset to additional paid-in capital and is amortized as compensation expense over the vesting period. As of April 30, 2012, we had $1.9 million of total unrecognized compensation cost related to these units. This cost is expected to be recognized over a weighted-average period of two years.

We utilize the Monte Carlo valuation model to value performance-based nonvested share units on the grant date. We typically estimate the expected volatility using historical volatility for H&R Block, Inc. and selected comparable companies. The dividend yield is calculated based on the current dividend and the market price of our common stock on the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve in effect on the grant date. Both expected volatility and the risk-free interest rate are based on a period that approximates the expected term. The following assumptions were used to value performance-based nonvested share units using the Monte Carlo valuation model during the year ended April 30, 2012:

Expected volatility	20.68% – 143.12%
Expected term	3 years
Dividend yield	0%	(1)
Risk–free interest rate	0.75%
Weighted–average fair value	$17.46

(1)	The valuation model assumes that dividends are reinvested by the issuing entity on a continuous basis.

NOTE 15: INCOME TAXES

The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

			(in 000s)
Year ended April 30,	2012	2011	2010
Domestic	$547,535	$590,024	$684,787
Foreign	28,535	37,679	38,627

	$576,070	$627,703	$723,414

The components of income tax expense of continuing operations are as follows:

			(in 000s)
Year ended April 30,	2012	2011	2010
Current:
Federal	$126,773	$171,337	$95,473
State	21,285	40,433	23,674
Foreign	8,647	21,456	16,331

	156,705	233,226	135,478

Deferred:
Federal	55,032	(1,762)	104,606
State	18,154	3,404	28,035
Foreign	211	288	172

	73,397	1,930	132,813

Total income taxes for continuing operations	$230,102	$235,156	$268,291

64	H&R BLOCK 2012 Form 10K

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes of continuing operations is as follows:

Year ended April 30,	2012		2011		2010
U.S. statutory tax rate	35.0%		35.0%		35.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	4.2%		4.4%		3.7%
Permanent differences	0.5%		(0.6%	)	(0.8%	)
Uncertain tax positions	(0.6%	)	1.2%		1.0%
Net change in valuation allowance	0.2%		(1.4%	)	(1.1%	)
Other	0.6%		(1.1%	)	(0.7%	)

Effective tax rate	39.9%		37.5%		37.1%

The significant components of deferred tax assets and liabilities are reflected in the following table:

		(in 000s)
As of April 30,	2012	2011
Gross deferred tax assets:
Accrued expenses	$21,533	$46,607
Allowance for credit losses and related reserves	102,819	94,796
Valuation allowance	(33,672)	(47,300)

Current	90,680	94,103

Deferred and stock-based compensation	23,590	69,114
Deferred revenue	26,181	23,166
Net operating loss carryovers	18,202	19,850
ASC 740 asset related to unrecognized tax benefits	31,824	32,481
Capital loss carryover	85,778	150,876
Other	2,901	15,636
Valuation allowance	(43,771)	(93,122)

Noncurrent	144,705	218,001

	235,385	312,104
Gross deferred tax liabilities:
Prepaid expenses	(3,641)	(1,674)

Current	(3,641)	(1,674)

Property and equipment	(19,454)	(11,182)
Basis difference in mortgage-related investment	(63,115)	(49,751)
Intangibles	(33,935)	(53,352)

Noncurrent	(116,504)	(114,285)

Net deferred tax assets	$115,240	$196,145

The net loss from discontinued operations for fiscal year 2012 totaled $80.0 million, compared to net income of $13.6 million and $24.1 million in fiscal years 2011 and 2010, respectively. These amounts are net of tax benefits of $74.9 million in fiscal year 2012 and tax expense of $13.8 million and $18.9 million in fiscal years 2011 and 2010, respectively. The effective tax rate for discontinued operations was 48.4%, 50.5% and 44.0% for fiscal years 2012, 2011 and 2010, respectively.

As of April 30, 2012 and 2011, we have deferred tax assets related to capital loss carry-forwards totaling $85.8 million and $150.9 million, respectively, which resulted primarily from the sale of our brokerage business in November 2008. Generally, for tax purposes, a capital loss can only be utilized to the extent we realize capital gains within five years of the end of the taxable year in which the capital loss was incurred. We do not currently expect to be able to realize a tax benefit for a large portion of this loss and, therefore, recorded a valuation allowance of $63.6 million and $126.3 million as of April 30, 2012 and 2011, respectively. As of April 30, 2012, the capital loss carryover totaled approximately $212 million, and will expire if not used to offset future capital gains before December 31, 2013.

H&R BLOCK 2012 Form 10K	65

Intraperiod tax allocation requires that the provision for income taxes be allocated between continuing operations and other categories of earnings, such as discontinued operations or other comprehensive income, for each tax jurisdiction. Included in the income tax benefits allocated to discontinued operations is a reduction to our capital loss valuation allowance amounting to approximately $60 million for the current fiscal year associated with the tax effects of the disposition of businesses.

During fiscal years 2012 and 2011, we changed our measurement of the more-likely-than-not tax basis of certain assets of a subsidiary as a result of new information, resulting in an increase to noncurrent deferred tax liabilities of $36.7 million and $66.3 million in fiscal years 2012 and 2011, respectively.

Certain of our subsidiaries file stand-alone returns in various states and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. At April 30, 2012, we had net operating losses (NOLs) in various states and foreign jurisdictions. The amount of state NOLs vary by taxing jurisdiction. We recorded deferred tax assets of $18.2 million for the tax effects of such losses and a valuation allowance of $12.8 million for the portion of such losses that, more likely than not, will not be realized. If not used, the NOLs will expire in varying amounts during fiscal years 2013 through 2032.

We intend to indefinitely reinvest foreign earnings for virtually all of our foreign companies; therefore, no material provision has been made for income taxes that might be payable upon remittance of such earnings. Determination of the amount of unrecognized deferred tax liability on unremitted foreign earnings is not practicable.

Changes in unrecognized tax benefits for fiscal years 2012, 2011 and 2010 are as follows:

	(in 000s)
Year ended April 30,	2012	2011	2010
Balance, beginning of the year	$154,848	$129,767	$124,605
Additions based on tax positions related to prior years	26,523	28,262	12,957
Reductions based on tax positions related to prior years	(3,858)	(1,473)	(2,427)
Additions based on tax positions related to the current year	42,735	3,417	3,314
Reductions related to settlements with tax authorities	(8,742)	(7,639)	(8,545)
Expiration of statute of limitations	(2,814)	(315)	(1,061)
Foreign currency translation	(838)	1,057	924
Other	(1,461)	1,772	–

Balance, end of the year	$206,393	$154,848	$129,767

Of the total ending gross unrecognized tax benefit balance as of April 30, 2012, 2011 and 2010, respectively, $150.4 million, $117.6 million and $106.8 million, respectively, if recognized, would impact our effective rate. The difference results from adjusting the gross balances for such items as federal, state and foreign deferred items, interest and deductible taxes. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $66 million within the next twelve months due to settlements of audit issues and expiration of statutes of limitations.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The amount of gross interest and penalties accrued on uncertain tax positions decreased $5.5 million during fiscal year 2012 and increased $4.4 million and $4.1 million in fiscal years 2011 and 2010, respectively. The total gross interest and penalties accrued as of April 30, 2012, 2011 and 2010 totaled $38.6 million, $44.1 million and $39.7 million, respectively.

We file a consolidated federal income tax return in the U.S. and file tax returns in various state and foreign jurisdictions. The U.S. federal consolidated tax returns for the calendar years 1999 through 2010 are currently under examination by the Internal Revenue Service (IRS), with the 1999-2007 years currently at the appellate level. Federal returns for tax years prior to 1999 are closed by statute. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the exam.

66	H&R BLOCK 2012 Form 10K

NOTE 16: INTEREST INCOME AND INTEREST EXPENSE

The following table shows the components of interest income and expense of our continuing operations.

			(in 000s)
Year ended April 30,	2012	2011	2010
Interest income:
Mortgage loans, net	$20,322	$24,693	$31,877
Emerald Advance lines of credit	59,660	94,300	77,891
Investment securities	4,463	1,609	2,318
Other	15,355	13,058	6,274

	$99,800	$133,660	$118,360

Interest expense:
Borrowings	$84,782	$84,169	$77,659
Deposits	6,735	8,488	10,174
FHLB advances	572	1,526	1,997

	$92,089	$94,183	$89,830

NOTE 17: VARIABLE INTERESTS

SCC holds an interest in and is the sponsor (issuer) of 56 Real Estate Mortgage Investment Conduit (REMIC) Trusts and 14 Net Interest Margin (NIM) Trusts (collectively, “Trusts”) related to previously originated mortgage loans that were securitized. These Trusts are variable interest entities. The REMIC Trusts hold static pools of sub-prime residential mortgage loans. The NIM Trusts hold beneficial interests in certain REMIC Trusts. The Trusts were designed to collect and pass through to the beneficial interest holders the cash flows of the underlying mortgage loans. The REMIC Trusts were financed with bonds and equity. The NIM Trusts were financed with notes and equity. All bonds and notes are held by third-party investors.

Our identification of the primary beneficiary of the Trusts was based on a determination that the servicer of the underlying mortgage loans has the power to direct the most significant activities of the Trusts because the servicer handles all of the loss mitigation activities for the mortgage loans. We have determined that we are not the primary beneficiary and, therefore have not consolidated the variable interest entity (VIE).

SCC is not the servicer of the mortgage loans underlying the REMIC Trusts, and therefore, does not have the power to direct the most significant activities of the REMIC Trusts, which is the servicing of the underlying mortgage loans.

SCC does have the exclusive right to appoint a servicer when certain conditions have been met for specific loans related to two of the NIM Trusts. As of April 30, 2012, those conditions have been met for a minority portion of the loans underlying those Trusts. As this right pertains only to a minority of the loans, we have concluded that SCC does not have the power to direct the most significant activities of these two NIM Trusts, as the servicer has the power to direct significant activities over the majority of the mortgage loans. In the remaining NIM Trusts, SCC has a shared right to appoint a servicer under certain conditions. For these NIM Trusts, we have concluded that SCC is not the primary beneficiary because the power to direct the most significant activities, which is the servicing of the underlying mortgage loans, is shared with other unrelated parties.

At April 30, 2012, we had no significant assets or liabilities included in the consolidated balance sheets related to SCC’s variable interests in the Trusts. We have a liability, as discussed in note 18, and a deferred tax asset recorded in the consolidated balance sheets related to claims for representations and warranties SCC made in connection with the transfer of mortgage loans, including mortgage loans held by the securitization trusts. We have no remaining exposure to economic loss arising from impairment of SCC’s beneficial interest in the Trusts. If SCC receives cash flows in the future as a holder of beneficial interests we would record gains as other income in our income statement.

H&R BLOCK 2012 Form 10K	67

NOTE 18: COMMITMENTS AND CONTINGENCIES

We offer guarantees under our POM program to tax clients whereby we will assume the cost of additional tax assessments, up to a cumulative per client limit of $5,500, attributable to tax return preparation error for which we are responsible. We defer all revenues and direct costs associated with these guarantees, recognizing these amounts over the term of the guarantee based on historical and actual payment of claims. The related current asset is included in prepaid expenses and other current assets. The related liability is included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets. The related noncurrent asset and liability are included in other assets and other noncurrent liabilities, respectively, in the consolidated balance sheets. A loss on these POM guarantees would be recognized if the sum of expected costs for services exceeded unearned revenue. Changes in the related balance of deferred revenue are as follows:

		(in 000s)
Year ended April 30,	2012	2011
Balance, beginning of the year	$ 140,603	$141,542
Amounts deferred for new guarantees issued	76,080	77,474
Revenue recognized on previous deferrals	(75,603)	(78,413)

Balance, end of the year	$ 141,080	$140,603

In addition to amounts accrued for our POM guarantee, we had accrued $16.3 million and $14.7 million at April 30, 2012 and 2011, respectively, related to estimated losses under our standard guarantee which is included with our standard tax preparation services.

We have recorded liabilities totaling $6.8 million and $11.0 million as of April 30, 2012 and 2011, respectively, in conjunction with contingent payments related to acquisitions of our continuing operations, with the short-term amount recorded in accounts payable, accrued expenses and deposits and the long-term portion included in other noncurrent liabilities. Our estimate is based on current financial conditions. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate and any differences will be recorded in our consolidated income statement.

We have contractual commitments to fund certain franchises requesting revolving lines of credit. Our total obligation under these lines of credit was $87.3 million at April 30, 2012, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $43.2 million.

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

We issued three standby letters of credit to servicers paying claims related to our POM, errors and omissions, and property and casualty insurance policies. These letters of credit are for amounts not to exceed $5.3 million in the aggregate. At April 30, 2012, there were no balances outstanding on these letters of credit.

Our self-insured health benefits plan provides medical benefits to employees electing coverage under the plan. We maintain an accrual for incurred but not reported medical claims and claim development. The accrued liability is an estimate based on historical experience and other assumptions, some of which are subjective. We adjust our self-insured medical benefits liability as our loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.

During fiscal year 2006, we entered into a transaction with the City of Kansas City, Missouri, to provide us with sales and property tax savings on the furniture, fixtures and equipment for our corporate headquarters facility. Under the transaction, the City purchased equipment by issuing $31.0 million in Industrial Revenue Bonds due in December 2015, and leased the furniture, fixtures and equipment to us for an identical term under a capital lease. Because the City has assigned the lease to the bond trustee for our benefit as the sole bondholder, we, in effect, control enforcement of the lease against ourselves. As a result of the capital lease treatment, the furniture, fixtures and equipment will remain a component of property, plant and equipment in our consolidated balance sheets. As a result of the legal right of offset, the capital lease obligation and the corresponding bond investments have been eliminated in consolidation. The transaction provides us with property tax exemptions for the leased furniture, fixtures and equipment. As of April 30, 2012, we have purchased $31.0 million in bonds in connection with this arrangement.

68	H&R BLOCK 2012 Form 10K

Substantially all of the operations of our subsidiaries are conducted in leased premises. Most of the operating leases are for periods ranging from three years to five years, with renewal options, and provide for fixed monthly rentals. Future minimum operating lease commitments of our continuing operations at April 30, 2012, are as follows:

(in 000s)
2013	$ 181,800
2014	136,419
2015	93,625
2016	33,822
2017	14,628
2018 and beyond	7,900

$ 468,194

Rent expense of our continuing operations for fiscal years 2012, 2011 and 2010 totaled $218.3 million, $224.9 million and $242.1 million, respectively.

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases is limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair value of guarantees and indemnifications related to our continuing operations is not material as of April 30, 2012.

DISCONTINUED OPERATIONS – MORTGAGE LOAN REPRESENTATION AND WARRANTY CLAIMS –

Overview. SCC ceased originating mortgage loans in December 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans.

In connection with the sale of loans and/or RMBSs, SCC made certain representations and warranties. These representations and warranties varied based on the nature of the transaction and the buyer’s or insurer’s requirements, but generally pertained to the ownership of the loan, the validity of the lien securing the loan, borrower fraud, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with SCC’s underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Representations and warranties related to borrower fraud in whole loan sale transactions to institutional investors, which represented approximately 68% of the disposal of loans originated in calendar years 2005, 2006 and 2007, included a “knowledge qualifier” limiting SCC’s liability to those instances where SCC had knowledge of the fraud at the time the loans were sold. Representations and warranties made in other sale transactions did not include a knowledge qualifier as to borrower fraud. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan or a securitization insurer’s or bondholder’s interest in the mortgage loan, SCC may be obligated to repurchase the loan or may otherwise indemnify certain parties for losses, referred to as “representation and warranty claims.”

Claim History. Representation and warranty claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan’s compliance with the underwriting standards established by SCC at origination and borrower fraud. Claims received since May 1, 2008 are as follows:

											(in millions)
	Fiscal Year	Fiscal Year	Fiscal Year 2011				Fiscal Year 2012
	2009	2010	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Total
Loan Origination Year:
2005	$62	$15	$6	$1	$–	$1	$–	$–	$4	$–	$89
2006	217	108	100	15	29	50	29	130	29	137	844
2007	153	22	3	5	4	4	2	353	2	406	954

Total	$432	$145	$109	$21	$33	$55	$31	$483	$35	$543	$1,887

Note: The table above excludes amounts related to an indemnity agreement dated April 2008, which is discussed below.

H&R BLOCK 2012 Form 10K	69

SCC received $1.1 billion in claims during fiscal year 2012, most of which were asserted by a private-label securitization trustee on behalf of certificate holders ($989 million) with the remainder asserted by monoline insurers ($92 million) and a government-sponsored entity ($11 million). The nature of the claims in fiscal year 2012 and the characteristics of the loans to which they relate, including loan vintage, loan performance characteristics, and alleged breaches of representations and warranties, are generally consistent with claims received in prior periods. The amount of claims received varies from period to period, and these variances have been and are expected to continue to fluctuate substantially. Although there is no certainty regarding future claim volume, SCC has experienced, and may in the future continue to experience, an increase in representation and warranty claims which may be due to increasing mortgage delinquency rates, declining housing prices, expected expiration of applicable statutes of limitations and developments in securities litigation and other proceedings to which SCC is not a party, among other factors.

All claims asserted against SCC since May 1, 2008 relate to loans originated during calendar years 2005 through 2007, of which, approximately 95% relate to loans originated in calendar years 2006 and 2007. During calendar years 2005 through 2007, SCC originated approximately $84 billion in loans, of which less than 1% were sold directly to government sponsored entities. Government sponsored entities also purchased bonds backed by SCC-originated mortgage loans and, with respect to these bonds, have the same rights as other certificate holders in private label securitizations. SCC is not subject to representation and warranty losses on loans that have been paid in full, repurchased, or were sold without recourse.

The majority of claims asserted since May 1, 2008 determined by SCC to represent a valid breach of its representations and warranties, relate to loans that became delinquent within the first two years following the origination of the mortgage loan. Based on its experiences to date, SCC believes the longer a loan performs prior to an event of default, the less likely the default will be related to a breach of a representation and warranty. A loan that defaults within the first two years following the origination of the mortgage loan does not necessarily default due to a breach of a representation and warranty. Exclusive of loans that have been paid in full or for which a representation and warranty claim has been asserted and deemed valid, loans originated in 2005, 2006 and 2007 that defaulted in the first two years totaled $3.9 billion, $6.1 billion and $2.7 billion, respectively.

Reviewed Claims. Since May 2008, SCC has denied approximately 90% of all claims reviewed, excluding loans covered by other settlements. During fiscal year 2012, SCC denied approximately 98% of all claims reviewed. Losses on representation and warranty claims, including settlement payments totaled approximately $133 million for the period May 1, 2008 through April 30, 2012. Loss severity rates have approximated 62% and SCC has not observed any material trends related to average losses. Repurchased loans are considered held for sale and are included in prepaid expenses and other current assets on the consolidated balance sheets. The net balance of all mortgage loans and REO held for sale by SCC was $11.8 million at April 30, 2012.

SCC generally has 60 to 120 days to respond to representation and warranty claims and performs a loan-by-loan review of all claims during this time. Counterparties are able to reassert claims that SCC has denied. Claims totaling approximately $618 million remained subject to review as of April 30, 2012, of which, approximately $47 million represent a reassertion of previously denied claims.

Liability for Estimated Contingent Losses. SCC estimates probable losses relating to representation and warranty claims by assessing claim activity, both known and projected, based on historical validity and severity rates. Projections of future claims are based on an analysis that includes a review of the terms and provisions of related agreements and the historical experience under representation and warranty claims, which includes inquiries from various third-parties. SCC’s methodology for calculating this liability also includes an assessment of the probability that individual counterparties (private label securitization trustees on behalf of certificate holders, monoline insurers and whole-loan purchasers) will assert future claims.

SCC has accrued a liability for estimated contingent losses related to representation and warranty claims as of April 30, 2012 of $130.0 million, which represents SCC’s estimate of the probable loss that may occur. While SCC uses what it believes to be the best information available to it in estimating its liability, assessing the likelihood that claims will be asserted in the future and estimating probable losses are inherently subjective and require considerable management judgment. To the extent that the volume of asserted claims, the level of valid claims, the counterparties asserting claims, the nature and severity of claims, or the value of residential home prices, among other factors, differ in the future from current estimates, future losses may differ from the current estimates and those differences may be significant. Because the rate at which future claims may be determined to be valid and actual loss severity rates may differ significantly from historical experience, SCC is not able to estimate reasonably possible loss outcomes in excess of its current accrual. A 1% increase in both

70	H&R BLOCK 2012 Form 10K

assumed validity rates and loss severities would result in losses beyond SCC’s accrual of approximately $31 million. This sensitivity is hypothetical and is intended to provide an indication of the impact of a change in key assumptions on the representation and warranty claims liability. In reality, changes in one assumption may result in changes in other assumptions, which could affect the sensitivity and the amount of losses.

A rollforward of our accrued liability for representation and warranty claims is as follows:

(in 000s)
Year ended April 30,	2012	2011	2010
Balance, beginning of the year:
Amount related to representation and warranty claims	$126,260	$138,415	$156,659
Amount related to indemnity agreement dated April 2008	–	49,785	49,936

	126,260	188,200	206,595

Changes:
Provisions	20,000	–	–
Payments on representation and warranty claims	(16,242)	(12,155)	(18,244)
Payments under indemnity agreement dated April 2008	–	(49,785)	(151)

Balance, end of the year:
Amount related to representation and warranty claims	130,018	126,260	138,415
Amount related to indemnity agreement dated April 2008	–	–	49,785

	$130,018	$126,260	$188,200

During the second and fourth quarters of fiscal year 2012, SCC observed an increase in third-party activity. As a result of this third-party activity, SCC’s estimate of probable claims increased from its prior expectations, resulting in additional loss provision of approximately $56 million. These loss provisions were partially offset by changes in assumptions, including a decrease in the rate at which claims have been found to be valid, corresponding to recent trends in reviewed claims as described above, and a decrease in expected future claims related to NIM bonds that had matured, resulting in a net recorded loss provision in discontinued operations of $20.0 million.

During fiscal year 2011, SCC made payments totaling $49.8 million under an indemnity agreement dated April 2008 with a specific counterparty in exchange for a full and complete release of such party’s ability to assert representation and warranty claims. The indemnity agreement was given as part of obtaining the counterparty’s consent to SCC’s sale of its mortgage servicing business in 2008. SCC has no remaining payment obligations under this indemnity agreement.

DISCONTINUED OPERATIONS – INDEMNIFICATION OBLIGATIONS – Losses may also be incurred with respect to indemnification claims by underwriters and depositors, and litigation claims by others, with respect to loans and securities SCC originated and sold, as discussed in note 19.

See discussion in note 20 below for indemnification obligations related to the sales of RSM and MCM.

NOTE 19: LITIGATION AND RELATED CONTINGENCIES

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

H&R BLOCK 2012 Form 10K	71

We accrue liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been accrued for a number of the matters noted below. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount can be identified as a better estimate than any other amount, then the low end of the range is accrued.

For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot by reasonably estimated, no accrual has been made. It is possible that litigation and regulatory matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated at April 30, 2012. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material effect on our consolidated financial position, results of operations and cash flows. As of April 30, 2012, we have accrued liabilities of $79.0 million, compared to $69.6 million at April 30, 2011.

For some matters where a liability has not been accrued, we are able to estimate a reasonably possible range of loss. For those matters, and for matters where a liability has been accrued, as of April 30, 2012, we estimate the aggregate range of reasonably possible losses in excess of amounts accrued to be approximately $0 to $122 million, of which approximately 80% relates to discontinued operations.

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

LITIGATION AND OTHER CLAIMS PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC and the Company have been, remain, or may in the future be subject to regulatory investigations, claims and lawsuits pertaining to SCC’s mortgage business activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state and federal regulators, third party indemnitees, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, fraud and other common law torts, rights to indemnification, and violations of securities laws, the Truth in Lending Act (TILA), Equal Credit Opportunity Act and the Fair Housing Act. Given the non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over time and is expected to continue to increase further. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict and thus in many cases cannot be reasonably estimated. In the event of unfavorable outcomes, the amounts that may be required to be paid in the discharge of liabilities or settlements could be substantial and could have a material impact on our consolidated financial position, results of operations and cash flows. Certain of these matters are described in more detail below.

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

72	H&R BLOCK 2012 Form 10K

Mortgage Corp., et al. (Case No. SACV09-1450 CJC). Plaintiffs allege breach of contract, promissory fraud, intentional interference with contractual relations, wrongful withholding of wages and unfair business practices in connection with not paying severance benefits to employees when their employment transitioned to American Home Mortgage Servicing, Inc. in connection with the sale of certain assets and operations of Option One. Plaintiffs seek to recover severance benefits of approximately $8 million, interest and attorney’s fees, in addition to penalties and punitive damages on certain claims. On September 2, 2011, the court granted summary judgment in favor of the defendants on all claims. Plaintiffs have filed an appeal, which remains pending. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC-related entities, H&R Block, Inc. and other entities, arising out of FHLB’s purchase of RMBSs. The plaintiff seeks rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $41 million remains outstanding. The plaintiff agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, have filed motions to dismiss, which are pending. We have not concluded that a loss related to this matter is probable nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

On February 22, 2012, a lawsuit was filed by SCC against American Home Mortgage Servicing, Inc. (now known as Homeward Residential, Inc.) in the Supreme Court of the State of New York, County of New York, styled Sand Canyon Corporation v. American Home Mortgage Servicing, Inc. (Index No. 650504/2012), alleging breach of contract and breach of the implied covenant of good faith and fair dealing in connection with the Cooperation Agreement entered into with SCC in connection with SCC’s sale of its mortgage loan servicing business to the defendant in 2008. SCC is seeking relief to, among other things, require the defendant to provide loan files only by the method prescribed in applicable agreements.

On May 31, 2012, a lawsuit was filed by Homeward Residential, Inc. (formerly known as American Home Mortgage Servicing, Inc.) in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index No. 651885/2012). Plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to loans sold to the trust and representation and warranties related to SCC. Plaintiff seeks specific performance of repurchase obligations and/or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and representations given as to the loans’ compliance with its underwriting standards and the value of underlying real estate. We have not concluded that a loss related to this matter is probable nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

On April 24, 2012, the U.S. Securities and Exchange Commission (SEC) simultaneously filed a complaint, in the United States District Court for the Central District of California styled United States Securities and Exchange Commission vs. Option One Mortgage Corporation n/k/a Sand Canyon Corporation (Case No. SACV 12-633-JST (MLGx)), and a proposed settlement in connection with its investigation into RMBS transactions of SCC. The negotiated settlement, in which SCC neither admits nor denies the allegations of the complaint, calls for the payment of approximately $28 million in full settlement of all claims by the SEC. On April 26, 2012, the court filed a final judgment in accordance with the terms of the settlement agreement, concluding the matter. SCC accrued a liability of approximately $28 million in connection with this matter during the quarter ended January 31, 2012 and payment was made in the first quarter of fiscal year 2013.

As of April 30, 2012, underwriters and depositors were involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege a variety of claims, including violations of federal and state securities law and common law fraud, based on alleged materially inaccurate or misleading disclosures. SCC has received notice of a claim for indemnification from underwriters or depositors relating to

H&R BLOCK 2012 Form 10K	73

9 of these lawsuits and involving approximately 25 securitization transactions collateralized in whole or in part by loans originated by SCC. Because we are not the servicer for any of these securitizations, are not party to these lawsuits (with the exception of the Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation case discussed above), and do not have control of this litigation, we do not have precise information regarding the current aggregate unpaid principal balance of the mortgage loans that SCC sold in those transactions, nor, in many cases, the portion of any unpaid balance that is subject to litigation. Additional lawsuits against the underwriters or depositors may be filed in the future, and additional indemnification requests from underwriters or depositors may be received by SCC with respect to existing or new lawsuits. We believe SCC has meritorious defenses to these indemnification claims and intends to defend them vigorously, but there can be no assurance as to their outcome or their impact on our consolidated financial position, results of operations and cash flows. We have not concluded that a loss related to any of these indemnification claims is probable, nor have we accrued a liability related to any of these claims.

American International Group, Inc. has threatened to assert claims of various types, including violations of state securities laws, common law torts and fraud, and breach of contract, in the approximate amount of $650 million in connection with the sale and securitization of SCC-originated mortgage loans. We believe SCC has meritorious defenses to these threatened claims and will defend them vigorously if a lawsuit is filed asserting these claims, but there can be no assurance as to the outcome of such suit or its impact if filed on our consolidated financial position, results of operations and cash flows. We have not concluded that a loss related to these threatened claims is probable nor have we accrued a liability related to either of these threatened claims.

On April 3, 2012, the Nevada Attorney General issued a subpoena to SCC indicating it was conducting an investigation concerning “the alleged commission of a practice declared to be unlawful under the Nevada Deceptive Trade Practices Act.” A majority of the documents requested in the subpoena involve SCC’s lending to minority (African American and Latino) borrowers. No complaint has been filed to date. SCC plans to continue to cooperate with the Nevada Attorney General.

EMPLOYMENT-RELATED CLAIMS AND LITIGATION – We have been named in several wage and hour class action lawsuits throughout the country, including Alice Williams v. H&R Block Enterprises LLC, Case No. RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008) (alleging improper classification and failure to compensate for all hours worked and to provide meal periods to office managers in California); Arabella Lemus, et al. v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009) (alleging failure to timely pay compensation to tax professionals in California); Delana Ugas, et al. v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009) (alleging failure to compensate tax professionals in California for all hours worked and to provide meal periods); and Barbara Petroski, et al. v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010) (alleging failure to compensate tax professionals nationwide for off-season training).

A class was certified in the Lemus case in December 2010 (consisting of tax professionals who worked in company-owned offices in California from 2007 to 2010), in the Williams case in March 2011 (consisting of office managers who worked in company-owned offices in California from 2004 to 2011), and in the Ugas case in August 2011 (consisting of tax professionals who worked in company-owned offices in California from 2006 to 2011). In Petroski, a conditional class was certified under the Fair Labor Standards Act in March 2011 (consisting of tax professionals nationwide who worked in company-owned offices and who were not compensated for certain training courses occurring on or after April 15, 2007). Two classes were also certified under state laws in California and New York (consisting of tax professionals who worked in company-owned offices in those states).

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

74	H&R BLOCK 2012 Form 10K

To avoid the cost and inherent risk associated with litigation, we reached agreements to settle the Lemus and Williams cases in January and February 2012, respectively, subject to approval by the courts in California in which the cases are pending. In Lemus, the settlement would require a maximum payment of $35 million, although the actual cost of the settlement would depend on the number of valid claims submitted by class members. The federal court granted preliminary approval of the settlement on February 10, 2012. A final approval hearing occurred on May 18, 2012. The parties are awaiting the court’s ruling. In Williams, the settlement would require a maximum payment of $7.5 million, although the actual cost of the settlement would depend on the number of valid claims submitted by class members. The court granted preliminary approval of the settlement on June 7, 2012. A final approval hearing is scheduled to occur in September 2012. We have recorded a liability for our estimate of the expected loss with respect to these settlements. If for any reason these settlements are not approved, we will continue to defend the cases vigorously, but there can be no assurances as to the outcome or its impact on our consolidated financial position, results of operations and cash flows.

RAL AND RAC LITIGATION – We have been named in a putative class action styled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The plaintiffs allege inadequate disclosures with respect to the RAL product and assert claims for violation of consumer protection statutes, negligent misrepresentation, breach of fiduciary duty, common law fraud, usury, and violation of the TILA. Plaintiffs seek unspecified actual and punitive damages, injunctive relief, attorneys’ fees and costs. A Pennsylvania class was certified, but later decertified by the trial court in December 2003. An appellate court subsequently reversed the decertification decision. We are appealing the reversal. We have not concluded that a loss related to this matter is probable nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to this case and intend to defend the case vigorously, but there can be no assurances as to the outcome of this case or its impact on our consolidated financial position, results of operations and cash flows.

A series of class action lawsuits were filed against us in various federal courts beginning on November 17, 2011 concerning the RAL and RAC products. The plaintiffs generally allege we engaged in unfair, deceptive and/or fraudulent acts in violation of various state consumer protection laws by facilitating RALs that were accompanied by allegedly inaccurate TILA disclosures, and by offering RACs without any TILA disclosures. Certain plaintiffs also allege violation of disclosure requirements of various state statutes expressly governing RALs and provisions of those statutes prohibiting tax preparers from charging or retaining certain fees. Collectively, the plaintiffs seek to represent clients who purchased RAL or RAC products in up to forty-two states and the District of Columbia during timeframes ranging from 2007 to the present. The plaintiffs seek equitable relief, disgorgement of profits, compensatory and statutory damages, restitution, civil penalties, attorneys’ fees and costs. These cases were consolidated by the Judicial Panel on Multidistrict Litigation into a single proceeding in the United States District Court for the Northern District of Illinois for coordinated pretrial proceedings, styled IN RE: H&R Block Refund Anticipation Loan Litigation (MDL No. 2373). We have not concluded that a loss related to this matter is probable nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to the claims in these cases and intend to defend the cases vigorously, but there can be no assurances as to the outcome of these cases or their impact on our consolidated financial position, results of operations and cash flows.

COMPLIANCE FEE LITIGATION – On April 16, 2012 and April 19, 2012, putative class action lawsuits were filed against us in Missouri state and federal courts, respectively, concerning a compliance fee charged to retail tax clients beginning in the 2011 tax season. These cases are styled Manuel H. Lopez III v. H&R Block, Inc., et al., in the Circuit Court of Jackson County, Missouri (Case # 1216CV12290), and Ronald Perras v. H&R Block, Inc., et al., in the United States District Court for the Western District of Missouri (Case No. 4:12-cv-00450-DGK). Taken together, the plaintiffs seek to represent all retail tax clients nationwide who were charged a compliance fee, and assert claims of violation of state consumer laws, money had and received, and unjust enrichment. We have not concluded that a loss related to these lawsuits is probable nor have we accrued a liability related to either of these lawsuits. We believe we have meritorious defenses to the claims in these cases and intend to defend the cases vigorously, but there can be no assurances as to the outcome of these cases or their impact on our consolidated financial position, results of operations and cash flows.

EXPRESS IRA LITIGATION – On January 2, 2008, the Mississippi Attorney General in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) filed a lawsuit regarding our former Express IRA product that is styled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., H&R

H&R BLOCK 2012 Form 10K	75

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

LITIGATION AND CLAIMS PERTAINING TO THE DISCONTINUED OPERATIONS OF RSM MCGLADREY – On April 17, 2009, a shareholder derivative complaint was filed by Brian Menezes, derivatively and on behalf of nominal defendant International Textile Group, Inc. against MCM in the Court of Common Pleas, Greenville County, South Carolina (C.A. No. 2009-CP-23-3346) styled Brian P. Menezes, Derivatively on Behalf of Nominal Defendant, International Textile Group, Inc. (f/k/a Safety Components International, Inc.) v. McGladrey Capital Markets, LLC (f/k/a RSM EquiCo Capital Markets, LLC), et al. Plaintiffs filed an amended complaint in October 2011 styled In re International Textile Group Merger Litigation, adding a putative class action claim against MCM. Plaintiffs allege claims of aiding and abetting, civil conspiracy, gross negligence and breach of fiduciary duty against MCM in connection with a fairness opinion MCM provided to the Special Committee of Safety Components International, Inc. (SCI) in 2006 regarding the merger between International Textile Group, Inc. and SCI. Plaintiffs seek actual and punitive damages, pre-judgment interest, attorneys’ fees and costs. On February 8, 2012, the court dismissed plaintiffs’ civil conspiracy claim against all defendants. Plaintiffs’ other claims remain pending. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

EquiCo, its parent and certain of its subsidiaries and affiliates, are parties to a class action filed on July 11, 2006 and styled Do Right’s Plant Growers, et al. v. RSM EquiCo, Inc., et al. (the “RSM Parties”), Case No. 06 CC00137, in the California Superior Court, Orange County. The complaint contains allegations relating to business valuation services provided by EquiCo, including allegations of fraud, conversion and unfair competition. Plaintiffs seek unspecified actual and punitive damages, in addition to pre-judgment interest and attorneys’ fees. On March 17, 2009, the court granted plaintiffs’ motion for class certification on all claims. To avoid the cost and inherent risk associated with litigation, the parties reached an agreement to settle the case for a maximum payment of $41.5 million, although the actual cost of the settlement will depend on the number of valid claims submitted by class members. The California Superior Court granted final approval of the settlement on October 20, 2011. We previously recorded a liability for our estimate of the expected loss. The amounts we paid during our third quarter, and expect to pay in the future, do not exceed the amount we previously accrued.

OTHER – We are from time to time party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits may include actions by state attorneys general, other state regulators, federal regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. We believe we have meritorious defenses to each of these investigations, claims and lawsuits, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances; however, the ultimate liability with respect to such matters is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material impact on our consolidated financial position, results of operations and cash flows.

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

76	H&R BLOCK 2012 Form 10K

NOTE 20: DISCONTINUED OPERATIONS

In November 2011, we sold RSM to M&P for net cash proceeds of $523.1 million. We also received at the time of sale a long-term note in the amount of $54.0 million. M&P assumed substantially all liabilities of RSM, including contingent payments and lease obligations. The net after tax loss on the sale of RSM totaled $36.9 million, which includes an $85.4 million impairment of goodwill recorded in our first quarter and tax benefits of $17.9 million associated with capital loss carry-forwards utilized.

In January 2012, we sold RSM EquiCo, Inc.’s subsidiary, MCM, for cash proceeds of $1.0 million. The net after tax loss on the sale of MCM totaled $11.2 million and included a $14.3 million impairment of goodwill recorded in our first quarter.

In connection with the sales of RSM and MCM, we indemnified the buyers against certain litigation matters. The indemnities are not subject to a stated term or limit. Accounting Standards Codification 460 – Guarantees (ASC 460) requires that we recognize a liability for the estimated fair value of guarantee and indemnification obligations at the inception of the arrangement. We have estimated an aggregate fair value of $6.0 million related to these indemnifications and recorded a liability in that amount as of the date of the sales. Subsequent changes in this liability will be determined in accordance with ASC 460 and ASC 450 – Loss Contingencies and recorded in discontinued operations.

As of April 30, 2012, the results of operations of these businesses are presented as discontinued operations in the consolidated financial statements. All periods presented in the consolidated balance sheets and statements of income have been reclassified to reflect our discontinued operations. Our discontinued operations also include the results of operations of SCC, which exited its mortgage business in fiscal year 2008.

The results of our discontinued operations are as follows:

			(in 000s)
Year ended April 30,	2012	2011	2010
Revenues	$417,168	$828,725	$859,869

Pretax income (loss) from operations:
RSM and related businesses	$14,441	$48,021	$59,492
Mortgage	(59,702)	(20,644)	(16,449)

	(45,261)	27,377	43,043
Income taxes (benefit)	(13,329)	13,814	18,924

Net income (loss) from operations	(31,932)	13,563	24,119

Pretax loss on sales of businesses	(109,719)	–	–
Income tax benefit	(61,615)	–	–

Net loss on sales of businesses	(48,104)	–	–

Net income (loss) from discontinued operations	$(80,036)	$13,563	$24,119

The sale of RSM resulted in a pretax financial statement loss, but a gain for tax purposes. The tax gain resulted primarily from larger amortization deductions taken for tax purposes than for financial statement purposes. A portion of the gain from the sale of intangible assets is capital in nature and can be offset by utilization of capital loss carry forwards.

NOTE 21: REGULATORY CAPITAL REQUIREMENTS OF HRB BANK

HRB Bank and the Company are subject to various regulatory requirements, including capital guidelines for HRB Bank, administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HRB Bank and our consolidated financial statements. All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines that involve quantitative measures of HRB Bank’s assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. HRB Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. On June 7, 2012, the OCC issued a notice of proposed rulemaking, which would increase capital requirements for federal savings banks, including HRB Bank. The proposed capital regulations, if enacted as currently written, would not become effective until January 1, 2015. HRB Bank files its regulatory Call Report with the OCC on a calendar quarter basis.

H&R BLOCK 2012 Form 10K	77

Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table below. HRB Bank’s previous requirement to continually maintain a 12.0% minimum leverage ratio was terminated by the OCC as of April 5, 2012, although HRB Bank plans to maintain a minimum of 12.0% leverage capital at the end of each calendar quarter. As of April 30, 2012, HRB Bank’s leverage ratio was 34.8%.

As of March 31, 2012, our most recent Call Report filing with the OCC, HRB Bank was a “well capitalized” institution under the prompt corrective action provisions of the FDIC. The five capital categories are: (1) “well capitalized” (total risk-based capital ratio of 10%, Tier 1 Risk-based capital ratio of 6% and leverage ratio of 5%); (2) “adequately capitalized;” (3) “undercapitalized;” (4) “significantly undercapitalized;” and (5) “critically undercapitalized.” There have been no conditions or events since March 31, 2012 that management believes have caused a change in HRB Bank’s category.

The following table sets forth HRB Bank’s regulatory capital requirements, as calculated in its Call Report:

				(dollars in 000s)
	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of March 31, 2012:
Total risk-based capital ratio (1)	$458,860	120.3%	$30,513	8.0%		$38,141	10.0%
Tier 1 risk-based capital ratio (2)	453,800	119.0%	N/A	N/A		22,885	6.0%
Tier 1 capital ratio (leverage) (3)	453,800	29.4%	185,252	12.0%	(5)	77,188	5.0%
Tangible equity ratio (4)	453,800	29.4%	23,157	1.5%		N/A	N/A
As of March 31, 2011:
Total risk-based capital ratio (1)	$405,000	92.5%	$35,019	8.0%		$43,773	10.0%
Tier 1 risk-based capital ratio (2)	399,187	91.2%	N/A	N/A		26,264	6.0%
Tier 1 capital ratio (leverage) (3)	399,187	22.8%	209,758	12.0%		87,399	5.0%
Tangible equity ratio (4)	399,187	22.8%	26,220	1.5%		N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.
(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.
(3)	Tier 1 (core) capital divided by adjusted total assets.
(4)	Tangible capital divided by tangible assets.
(5)	Effective April 5, 2012, the minimum capital requirement was changed to 4% by the OCC, although HRB Bank plans to maintain a minimum of 12.0% leverage capital at the end of each calendar quarter.

Block Financial LLC (Block Financial) typically makes capital contributions to HRB Bank to help HRB Bank meet its capital requirements. Block Financial made capital contributions to HRB Bank of $400.0 million during fiscal year 2012. Block Financial made capital contributions to HRB Bank of $235.0 million during fiscal years 2011 and 2010.

HRB Bank received regulatory approval and subsequently paid cash dividends and returned capital of $400.0 million during fiscal year 2012.

NOTE 22: SEGMENT INFORMATION

Management has determined our reportable segments identified below according to types of services offered and the manner in which operational decisions are made. Operating results of our reportable segments are all seasonal.

As of April 30, 2012, the results of operations of our previously reported Business Services segment are presented as discontinued operations in the consolidated statements of income. All periods presented have been reclassified to reflect our discontinued operations. See note 20 for additional information.

TAX SERVICES – Our Tax Services segment is primarily engaged in providing tax return preparation and related services and products in the U.S. and its territories, Canada, and Australia. Major revenue sources include fees earned for tax preparation services performed at company-owned retail tax offices, royalties from franchise retail tax offices, sales of tax preparation software, online tax preparation fees, fees from refund anticipation checks (RACs), fees from activities related to H&R Block Prepaid Emerald MasterCard®, and interest and fees from EAs.

Our international operations contributed $232.8 million, $205.8 million and $190.9 million in revenues for fiscal years 2012, 2011 and 2010, respectively, and $47.1 million, $46.2 million and $46.7 million of pretax income, respectively.

78	H&R BLOCK 2012 Form 10K

CORPORATE AND ELIMINATIONS – Results include net interest margin and gains or losses relating to mortgage loans held for investment, real estate owned and residual interests in securitizations, along with interest expense on borrowings and other corporate expenses.

IDENTIFIABLE ASSETS – Identifiable assets are those assets, including goodwill and intangible assets, associated with a reportable segment. The remaining assets are classified as Corporate assets, which consist primarily of cash and mortgage loans held for investment. The carrying value of assets held outside the U.S. totaled $201.8 million, $206.3 million and $166.8 million at April 30, 2012, 2011 and 2010, respectively.

Information concerning the Company’s operations by reportable segment is as follows:

			(in 000s)
Year ended April 30,	2012	2011	2010
REVENUES :
Tax Services	$2,862,378	$2,912,361	$2,975,252
Corporate and eliminations	31,393	32,619	39,583

	$2,893,771	$2,944,980	$3,014,835

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES :
Tax Services	$704,002	$767,498	$867,362
Corporate and eliminations	(127,932)	(139,795)	(143,948)

	$576,070	$627,703	$723,414

IDENTIFIABLE ASSETS :
Tax Services	$2,298,484	$2,267,236	$2,279,161
Corporate	2,351,083	2,121,889	2,139,334
Assets held for sale	–	900,328	853,217

	$4,649,567	$5,289,453	$5,271,712

H&R BLOCK 2012 Form 10K	79

NOTE 23: QUARTERLY FINANCIAL DATA (UNAUDITED)

				(in 000s, except per share amounts)
	Fiscal Year 2012	Apr 30, 2012	Jan 31, 2012	Oct 31, 2011	Jul 31, 2011
Revenues	$2,893,771	$2,000,674	$663,280	$129,194	$100,623

Income (loss) from continuing operations before taxes (benefit)	$576,070	$981,626	$(1,026)	$(203,929)	$(200,601)
Income taxes (benefit)	230,102	389,923	2,541	(80,916)	(81,446)

Net income (loss) from continuing operations	345,968	591,703	(3,567)	(123,013)	(119,155)
Net income (loss) from discontinued operations	(80,036)	(5,600)	218	(18,711)	(55,943)

Net income (loss)	$265,932	$586,103	$(3,349)	$(141,724)	$(175,098)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$1.16	$2.02	$(0.01)	$(0.41)	$(0.39)
Net loss from discontinued operations	(0.27)	(0.02)	–	(0.06)	(0.18)

Net income (loss)	$0.89	$2.00	$(0.01)	$(0.47)	$(0.57)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$1.16	$2.01	$(0.01)	$(0.41)	$(0.39)
Net loss from discontinued operations	(0.27)	(0.02)	–	(0.06)	(0.18)

Net income (loss)	$0.89	$1.99	$(0.01)	$(0.47)	$(0.57)

	Fiscal Year 2011	Apr 30, 2011	Jan 31, 2011	Oct 31, 2010	Jul 31, 2010
Revenues	$2,944,980	$2,045,259	$680,296	$119,590	$99,835

Income (loss) from continuing operations before taxes (benefit)	$627,703	$1,044,338	$(25,968)	$(183,516)	$(207,151)
Income taxes (benefit)	235,156	401,505	(14,934)	(72,072)	(79,343)

Net income (loss) from continuing operations	392,547	642,833	(11,034)	(111,444)	(127,808)
Net income (loss) from discontinued operations	13,563	15,728	(1,687)	2,395	(2,873)

Net income (loss)	$406,110	$658,561	$(12,721)	$(109,049)	$(130,681)

Basic earnings (loss) per share:
Net income (loss) from continuing operations	$1.27	$2.10	$(0.04)	$(0.36)	$(0.40)
Net income (loss) from discontinued operations	0.04	0.05	–	–	(0.01)

Net income (loss)	$1.31	$2.15	$(0.04)	$(0.36)	$(0.41)

Diluted earnings (loss) per share:
Net income (loss) from continuing operations	$1.27	$2.09	$(0.04)	$(0.36)	$(0.40)
Net income (loss) from discontinued operations	0.04	0.05	–	–	(0.01)

Net income (loss)	$1.31	$2.14	$(0.04)	$(0.36)	$(0.41)

Because most of our clients file their tax returns during the period from January through April of each year, substantially all of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through the first eight months of the fiscal year. Results of discontinued operations for the first quarter of fiscal year 2012 included pretax goodwill impairments of $99.7 million.

The accumulation of four quarters in fiscal years 2012 and 2011 for earnings per share may not equal the related per share amounts for the years ended April 30, 2012 and 2011 due to the timing of the exercise of stock options and lapse of certain restrictions on nonvested shares and share units and the antidilutive effect of stock

80	H&R BLOCK 2012 Form 10K

options and nonvested shares and share units in the first two quarters for those years, as well as the repurchase of shares outstanding.

	Fiscal Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal Year 2012:
Dividends paid per share	$0.70	$0.20	$0.20	$0.15	$0.15
Stock price range:
High	$17.75	$17.46	$17.09	$15.52	$17.75
Low	12.54	14.35	14.41	12.54	14.68
Fiscal Year 2011:
Dividends paid per share	$0.60	$0.15	$0.15	$0.15	$0.15
Stock price range:
High	$18.99	$18.00	$13.79	$15.97	$18.99
Low	10.13	12.46	11.15	10.13	13.44

NOTE 24: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Block Financial is an indirect, wholly-owned consolidated subsidiary of the Company. Block Financial is the Issuer and the Company is the Guarantor of the Senior Notes issued on January 11, 2008 and October 26, 2004, the CLOC and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.

CONDENSED CONSOLIDATING INCOME STATEMENTS					(in 000s)
Year ended April 30, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$234,925	$2,666,267	$(7,421)	$2,893,771

Cost of revenues	–	221,988	1,487,128	(7,421)	1,701,695
Selling, general and administrative	–	24,730	601,054	–	625,784

Total expenses	–	246,718	2,088,182	(7,421)	2,327,479

Operating income (loss)	–	(11,793)	578,085	–	566,292
Other income, net	576,070	8,686	1,092	(576,070)	9,778

Income (loss) from continuing operations before taxes (benefit)	576,070	(3,107)	579,177	(576,070)	576,070
Income taxes (benefit)	230,102	(1,191)	231,293	(230,102)	230,102

Net income (loss) from continuing operations	345,968	(1,916)	347,884	(345,968)	345,968
Net loss from discontinued operations	(80,036)	(40,172)	(39,864)	80,036	(80,036)

Net income (loss)	265,932	(42,088)	308,020	(265,932)	265,932
Other comprehensive income (loss)	912	3,085	(2,173)	(912)	912

Comprehensive income (loss)	$266,844	$(39,003)	$305,847	$(266,844)	$266,844

H&R BLOCK 2012 Form 10K	81

Year ended April 30, 2011	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$251,521	$2,693,459	$–	$2,944,980

Cost of revenues	–	277,099	1,499,683	–	1,776,782
Selling, general and administrative	–	31,914	519,945	–	551,859

Total expenses	–	309,013	2,019,628	–	2,328,641

Operating income (loss)	–	(57,492)	673,831	–	616,339
Other income, net	627,703	5,503	5,861	(627,703)	11,364

Income (loss) from continuing operations before taxes (benefit)	627,703	(51,989)	679,692	(627,703)	627,703
Income taxes (benefit)	235,156	(27,774)	262,930	(235,156)	235,156

Net income (loss) from continuing operations	392,547	(24,215)	416,762	(392,547)	392,547
Net income (loss) from discontinued operations	13,563	(12,417)	25,980	(13,563)	13,563

Net income (loss)	406,110	(36,632)	442,742	(406,110)	406,110
Other comprehensive income	9,555	163	9,392	(9,555)	9,555

Comprehensive income (loss)	$415,665	$(36,469)	$452,134	$(415,665)	$415,665

Year ended April 30, 2010	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$271,704	$2,743,224	$(93)	$3,014,835

Cost of revenues	–	257,245	1,563,289	(117)	1,820,417
Selling, general and administrative	–	36,946	443,751	(93)	480,604

Total expenses	–	294,191	2,007,040	(210)	2,301,021

Operating income (loss)	–	(22,487)	736,184	117	713,814
Other income, net	723,414	5,644	4,073	(723,531)	9,600

Income (loss) from continuing operations before taxes (benefit)	723,414	(16,843)	740,257	(723,414)	723,414
Income taxes (benefit)	268,291	(6,368)	274,659	(268,291)	268,291

Net income (loss) from continuing operations	455,123	(10,475)	465,598	(455,123)	455,123
Net income (loss) from discontinued operations	24,119	(5,276)	29,395	(24,119)	24,119

Net income (loss)	479,242	(15,751)	494,993	(479,242)	479,242
Other comprehensive income (loss)	13,317	(1,107)	14,424	(13,317)	13,317

Comprehensive income (loss)	$492,559	$(16,858)	$509,417	$(492,559)	$492,559

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
April 30, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$–	$515,147	$1,430,030	$(843)	$1,944,334
Cash & cash equivalents — restricted	–	8,814	39,286	–	48,100
Receivables, net	–	90,755	103,103	–	193,858
Mortgage loans held for investment, net	–	406,201	–	–	406,201
Intangible assets and goodwill, net	–	–	692,017	–	692,017
Investments in subsidiaries	2,525,473	–	715	(2,525,473)	715
Other assets	8,887	623,032	732,423	–	1,364,342

Total assets	$2,534,360	$1,643,949	$2,997,574	$(2,526,316)	$4,649,567

Customer deposits	$–	$828,392	$–	$(843)	$827,549
Long-term debt	–	999,325	41,224	–	1,040,549
Other liabilities	22,690	(33,609)	1,466,496	–	1,455,577
Net intercompany advances	1,185,778	62,734	(1,248,512)	–	–
Stockholders’ equity	1,325,892	(212,893)	2,738,366	(2,525,473)	1,325,892

Total liabilities and stockholders’ equity	$2,534,360	$1,643,949	$2,997,574	$(2,526,316)	$4,649,567

82	H&R BLOCK 2012 Form 10K

April 30, 2011	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$–	$616,238	$1,061,656	$(50)	$1,677,844
Cash & cash equivalents — restricted	–	9,522	38,861	–	48,383
Receivables, net	88	102,011	128,073	–	230,172
Mortgage loans held for investment, net	–	485,008	–	–	485,008
Intangible assets and goodwill, net	–	–	709,493	–	709,493
Investments in subsidiaries	2,699,555	–	32	(2,699,555)	32
Assets held for sale	–	–	900,328	–	900,328
Other assets	13,613	469,461	755,119	–	1,238,193

Total assets	$2,713,256	$1,682,240	$3,593,562	$(2,699,605)	$5,289,453

Customer deposits	$–	$852,270	$–	$(50)	$852,220
Long-term debt	–	998,965	41,119	–	1,040,084
FHLB borrowings	–	25,000	–	–	25,000
Liabilities held for sale	–	–	241,562	–	241,562
Other liabilities	178	(26,769)	1,707,604	–	1,681,013
Net intercompany advances	1,263,504	24,173	(1,287,677)	–	–
Stockholders’ equity	1,449,574	(191,399)	2,890,954	(2,699,555)	1,449,574

Total liabilities and stockholders’ equity	$2,713,256	$1,682,240	$3,593,562	$(2,699,605)	$5,289,453

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Year ended April 30, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by operating activities:	$33,046	$15,144	$313,859	$–	$362,049

Cash flows from investing:
Purchases of AFS securities	–	(256,173)	–	–	(256,173)
Maturities and payments received on AFS securities	–	63,291	3,091	–	66,382
Mortgage loans held for investment, net	–	49,142	–	–	49,142
Purchases of property & equipment	–	(153)	(82,304)	–	(82,457)
Payments for business acquisitions, net	–	–	(15,258)	–	(15,258)
Proceeds from sales of businesses, net	–	–	560,499	–	560,499
Loans made to franchisees	–	(46,246)	–	–	(46,246)
Repayments from franchisees	–	56,591	–	–	56,591
Net intercompany advances	344,000	–	–	(344,000)	–
Other, net	–	11,785	7,602	–	19,387

Net cash provided by (used in) investing activities	344,000	(121,763)	473,630	(344,000)	351,867

Cash flows from financing:
Repayments of commercial paper	–	(664,167)	–	–	(664,167)
Proceeds from commercial paper	–	664,167	–	–	664,167
Repayments of other borrowings	–	(25,000)	–	–	(25,000)
Customer banking deposits, net	–	(25,298)	–	(793)	(26,091)
Dividends paid	(208,801)	–	–	–	(208,801)
Repurchase of common stock	(180,592)	–	–	–	(180,592)
Proceeds from stock options	12,275	–	–	–	12,275
Net intercompany advances	–	55,721	(399,721)	344,000	–
Other, net	72	105	(17,030)	–	(16,853)

Net cash provided by (used in) financing activities	(377,046)	5,528	(416,751)	343,207	(445,062)

Effects of exchange rates on cash	–	–	(2,364)	–	(2,364)

Net increase (decrease) in cash	–	(101,091)	368,374	(793)	266,490
Cash – beginning of the year	–	616,238	1,061,656	(50)	1,677,844

Cash – end of the year	$–	$515,147	$1,430,030	$(843)	$1,944,334

H&R BLOCK 2012 Form 10K	83

Year ended April 30, 2011	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$9,683	$(153,471)	$656,291	$–	$512,503

Cash flows from investing:
Purchases of AFS securities	–	(138,824)	–	–	(138,824)
Maturities and payments received on AFS securities	–	16,690	107	–	16,797
Mortgage loans held for investment, net	–	58,471	–	–	58,471
Purchases of property & equipment	–	(33)	(62,926)	–	(62,959)
Payments for business acquisitions, net	–	–	(54,171)	–	(54,171)
Proceeds from sales of businesses, net	–	–	71,083	–	71,083
Loans made to franchisees	–	(92,455)	–	–	(92,455)
Repayments from franchisees	–	57,552	–	–	57,552
Net intercompany advances	459,755	–	–	(459,755)	–
Other, net	–	21,556	12,793	–	34,349

Net cash provided by (used in) investing activities	459,755	(77,043)	(33,114)	(459,755)	(110,157)

Cash flows from financing:
Repayments of commercial paper	–	(4,818,766)	–	–	(4,818,766)
Proceeds from commercial paper	–	4,818,766	–	–	4,818,766
Repayments of other borrowings	–	(50,000)	–	–	(50,000)
Customer banking deposits, net	–	(11,501)	–	61	(11,440)
Dividends paid	(186,802)	–	–	–	(186,802)
Repurchase of common stock	(283,534)	–	–	–	(283,534)
Proceeds from stock options	424	–	–	–	424
Net intercompany advances	–	206,722	(666,477)	459,755	–
Other, net	474	(490)	(3,023)	–	(3,039)

Net cash provided by (used in) financing activities	(469,438)	144,731	(669,500)	459,816	(534,391)

Effects of exchange rates on cash	–	–	5,844	–	5,844

Net increase (decrease) in cash	–	(85,783)	(40,479)	61	(126,201)
Cash – beginning of the year	–	702,021	1,102,135	(111)	1,804,045

Cash – end of the year	$–	$616,238	$1,061,656	$(50)	$1,677,844

84	H&R BLOCK 2012 Form 10K

Year ended April 30, 2010	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by operating activities:	$21,252	$16,698	$549,519	$–	$587,469

Cash flows from investing:
Purchases of AFS securities	–	(365)	(5,000)	–	(5,365)
Sales and maturities of AFS securities	–	14,639	1,119	–	15,758
Mortgage loans held for investment, net	–	72,832	–	–	72,832
Purchases of property & equipment	–	–	(90,515)	–	(90,515)
Payments for business acquisitions	–	–	(10,539)	–	(10,539)
Proceeds from sales of businesses, net	–	–	66,623	–	66,623
Loans made to franchisees	–	(89,664)	–	–	(89,664)
Repayments from franchisees	–	40,710	–	–	40,710
Net intercompany advances	415,591	–	–	(415,591)	–
Other, net	–	73,493	(41,980)	–	31,513

Net cash provided by (used in) investing activities	415,591	111,645	(80,292)	(415,591)	31,353

Cash flows from financing:
Repayments of commercial paper	–	(1,406,013)	–	–	(1,406,013)
Proceeds from commercial paper	–	1,406,013	–	–	1,406,013
Repayments of other borrowings	–	(4,267,727)	(46)	–	(4,267,773)
Proceeds from other borrowings	–	4,242,727	–	–	4,242,727
Customer banking deposits, net	–	11,428	–	6,111	17,539
Dividends paid	(200,899)	–	–	–	(200,899)
Repurchase of common stock	(254,250)	–	–	–	(254,250)
Proceeds from stock options	16,682	–	–	–	16,682
Net intercompany advances	–	354,617	(770,208)	415,591	–
Other, net	1,624	(8,717)	(28,051)	–	(35,144)

Net cash provided by (used in) financing activities	(436,843)	332,328	(798,305)	421,702	(481,118)

Effects of exchange rates on cash	–	–	11,678	–	11,678

Net increase (decrease) in cash	–	460,671	(317,400)	6,111	149,382
Cash – beginning of the year	–	241,350	1,419,535	(6,222)	1,654,663

Cash – end of the year	$–	$702,021	$1,102,135	$(111)	$1,804,045

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements or reportable events requiring disclosure pursuant to Item 304(b) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

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

H&R BLOCK 2012 Form 10K	85

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

(b) MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2012 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that, as of April 30, 2012, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO.

The Company’s external auditors that audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears near the beginning of Item 8.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended April 30, 2012, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2012, is incorporated herein by reference:

■	Information appearing under the heading “Election of Directors”;
■	Information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance”; and
■	Information appearing under the heading “Board of Directors’ Meetings and Committees” regarding identification of the Audit Committee and Audit Committee financial experts.

We have adopted a Code of Business Ethics and Conduct that applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions. A copy of the Code of Business Ethics and Conduct is available on our website at www.hrblock.com. We intend to provide information on our website regarding amendments to, or waivers under, the Code of Business Ethics and Conduct.

86	H&R BLOCK 2012 Form 10K

Information about our executive officers is as follows:

Name, age	Current position	Business experience since May 1, 2007
William C. Cobb, age 55	President and Chief Executive Officer	President and Chief Executive Officer since May 2011; retired from eBay, Inc. in 2008, having worked there from November 2000 to March 2008, where he most recently served as President of eBay Marketplaces North America for four years; before that, he held several senior management positions, including Senior Vice President and General Manager of eBay International and Senior Vice President of Global Marketing.
Gregory J. Macfarlane, age 42	Chief Financial Officer	Chief Financial Officer since June 2012; Executive Vice President and Chief Financial Officer of Ceridian Corporation from March 2007 until August 2011.
Jeffrey T. Brown, age 53	Chief Accounting and Risk Officer	Chief Accounting and Risk Officer since June 2012; Senior Vice President and Chief Financial Officer from September 2010 until June 2012; Interim Chief Financial Officer from May 2010 to September 2010; Vice President and Corporate Controller from March 2008 until September 2010; Assistant Vice President and Assistant Controller from August 2005 until March 2008.
Susan Ehrlich, age 45	President, Financial Services	President, Financial Services since November 2011; Senior Vice President, JP Morgan Chase from July 2011 until October 2011; President, Sears Financial Services from November 2006 until July 2011.
Thomas A. Gerke, age 56	Senior Vice President and General Counsel	Senior Vice President and General Counsel since January 2012; Executive Vice President, General Counsel and Secretary of YRC Worldwide from January 2011 until April 2011; Executive Vice Chairman, Century Link, Inc. from July 2009 until December 2010; President and Chief Executive Officer, Embarq Corporation (in an interim capacity from December 2007 until March 2008 and by appointment from March 2008 until June 2009); General Counsel – Law and External Affairs, Embarq Corporation from May 2006 until December 2007.
Jason Houseworth, age 37	President, U.S. Tax Services	President, U.S. Tax Services since May 2012; Senior Vice President, Digital Tax Solutions from February 2011 until May 2012; Vice President, Technology from July 2008 until February 2011; employed by Swiss Re from July 2004 through July 2008, ending as Senior Vice President, Global Claims IT Leader.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2012, in the sections entitled “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is contained in Part II, Item 5 of this Form 10-K and in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2012, in the sections entitled “Equity Compensation Plans” and “Information Regarding Security Holders,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2012, in the sections entitled “Employment Agreements, Change-of-Control and Other Arrangements,” “Review of Related Person Transactions,” and “Corporate Governance,” and is incorporated herein by reference.

H&R BLOCK 2012 Form 10K	87

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2012, in the section entitled “Audit Fees,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this Report:

1.	The following financial statements appearing in Item 8: “Consolidated Statements of Income and Comprehensive Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows” and “Consolidated Statements of Stockholders’ Equity.”
2.	Exhibits – The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

88	H&R BLOCK 2012 Form 10K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

William C. Cobb
President and Chief Executive Officer
June 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on June 26, 2012.

William C. Cobb	Gregory J. Macfarlane	Jeffrey T. Brown
President, Chief Executive Officer	Chief Financial Officer	Chief Accounting and Risk Officer
and Director	(principal financial officer)	(principal accounting officer)
(principal executive officer)

Robert A. Gerard	Bruce C. Rohde
Director, Chairman of the Board	Director

Paul J. Brown	Tom D. Seip
Director	Director

Marvin R. Ellison	Christianna Wood
Director	Director

David B. Lewis	James F. Wright
Director	Director

Victoria J. Reich
Director

H&R BLOCK 2012 Form 10K	89

EXHIBIT INDEX

The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

2.1	Agreement and Plan of Merger between the Company, RSM McGladrey Business Services, Inc., RSM McGladrey, Inc., McGladrey & Pullen LLP and McGladrey Merger LLC, dated November 3, 2011, filed as Exhibit 2.1 to the Company’s current report on Form 8-K filed November 7, 2011, file number 1-6089, is incorporated herein by reference.
3.1	Amended and Restated Articles of Incorporation of H&R Block, Inc., as amended through September 30, 2010, filed as Exhibit 3.1 to the Company’s annual report on Form 10-K for the year ended April 30, 2011, file number 1-6089, is incorporated herein by reference.
3.2	Amended and Restated Bylaws of H&R Block, Inc., as amended through March 1, 2012, filed as Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2012, file number 1-6089, is incorporated herein by reference.
4.1	Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 1997, file number 1-6089, is incorporated herein by reference.
4.2	First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company’s current report on Form 8-K filed April 17, 2000, file number 1-6089, is incorporated herein by reference.
4.3	Officer’s Certificate, dated October 26, 2004, in respect of 5.125% Notes due 2014 of Block Financial Corporation, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed October 26, 2004, file number 1-6089, is incorporated herein by reference.
4.4	Officer’s Certificate, dated January 11, 2008, in respect of 7.875% Notes due 2013 of Block Financial LLC, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed January 11, 2008, file number 1-6089, is incorporated herein by reference.
4.5	Form of 5.125% Note due 2014 of Block Financial Corporation, filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed October 26, 2004, file number 1-6089, is incorporated herein by reference.
4.6	Form of 7.875% Note due 2013 of Block Financial LLC, filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed January 11, 2008, file number 1-6089, is incorporated herein by reference.
4.7	Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated herein by reference.
4.8	Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-6089, is incorporated herein by reference.
4.9	Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-6089, is incorporated herein by reference.
10.1*	The Company’s 2003 Long-Term Executive Compensation Plan, as amended September 30, 2010, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2010, file number 1-6089, is incorporated herein by reference.
10.2*	First Amendment to the Company’s 2003 Long-Term Executive Compensation Plan, effective May 10, 2012, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed May 11, 2012, file number 1-6089, is incorporated herein by reference.
10.3*	Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Performance Shares, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2011, file number 1-6089, is incorporated herein by reference.
10.4*	Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Stock Options, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2011, file number 1-6089, is incorporated herein by reference.
10.5*	Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Restricted Shares, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2011, file number 1-6089, is incorporated herein by reference.
10.6*	Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Market Stock Units as approved on June 20, 2012, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed June 26, 2012, file number 1-6089, is incorporated herein by reference.

90	H&R BLOCK 2012 Form 10K

10.7*	Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Performance Share Units as approved on June 20, 2012, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed June 26, 2012, file number 1-6089, is incorporated herein by reference.
10.8*	Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Stock Options as approved on June 20, 2012, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed June 26, 2012, file number 1-6089, is incorporated herein by reference.
10.9*	Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Restricted Share Units as approved on June 20, 2012, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed June 26, 2012, file number 1-6089, is incorporated herein by reference.
10.10*	Grant Agreement between H&R Block, Inc. and William C. Cobb in connection with award of Restricted Shares as of May 2, 2011, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2011, file number 1-6089, is incorporated herein by reference.
10.11*	Grant Agreement between H&R Block, Inc. and William C. Cobb in connection with award of Stock Options as of May 2, 2011, filed as Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2011, file number 1-6089, is incorporated herein by reference.
10.12*	H&R Block Deferred Compensation Plan for Executives, as amended and restated effective July 27, 2010, filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2010, file number 1-6089, is incorporated herein by reference.
10.13*	Amendment No. 1 to the H&R Block Deferred Compensation Plan for Executives, as Amended and Restated, effective as of March 12, 2003, filed as Exhibit 10.5 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10.14*	The H&R Block Executive Performance Plan, as amended July 27, 2010, filed as Exhibit 10.6 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2011, file number 1-6089, is incorporated herein by reference.
10.15*	The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended August 1, 2001, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2001, file number 1-6089, is incorporated herein by reference.
10.16*	The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated January 1, 2001) filed as Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.
10.17*	First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) effective as of July 1, 2002, filed as Exhibit 10.9 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated herein by reference.
10.18*	Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.
10.19*	H&R Block Severance Plan, as amended and restated effective July 27, 2010, filed as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2010, file number 1-6089, is incorporated herein by reference.
10.20*	H&R Block Inc. Executive Severance Plan, as amended and restated effective July 27, 2010, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2010, file number 1-6089, is incorporated herein by reference.
10.21*	Employment Agreement dated August 12, 2010, between H&R Block Management, LLC and Alan M. Bennett, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed August 12, 2010, file number 1-6089, is incorporated herein by reference.
10.22*	Transition Agreement dated April 27, 2011, between H&R Block Management, LLC and Alan M. Bennett, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed April 29, 2011, file number 1-6089, is incorporated herein by reference.
10.23*	Employment Agreement dated April 27, 2011, between H&R Block Management, LLC and William C. Cobb, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed April 29, 2011, file number 1-6089, is incorporated herein by reference.
10.24*	Separation and Release Agreement between the Company and C. E. Andrews dated March 6, 2012, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed March 6, 2012, file number 1-6089, is incorporated herein by reference.
10.25*	Severance and Release Agreement between HRB Tax Group, Inc. and Philip L. Mazzini, effective June 12, 2012, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed June 18, 2012, file number 1-6089, is incorporated herein by reference.

H&R BLOCK 2012 Form 10K	91

10.26*	Form of Indemnification Agreement with Directors and Officers, and Schedule of Parties to Indemnification Agreement, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2012, file number 1-6089, is incorporated herein by reference.
10.27*	2008 Deferred Stock Unit Plan for Outside Directors, as amended on September 14, 2011.
10.28	First Amended and Restated HSBC Settlements Products Servicing Agreement dated as of November 13, 2006 among Block Financial Corporation, HSBC Bank USA, National Association, HSBC Trust Company (Delaware), National Association, and HSBC Taxpayer Financial Services, Inc., filed as Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2007, file number 1-6089, is incorporated herein by reference. **
10.29	Credit and Guarantee Agreement dated as of March 4, 2010, among Block Financial LLC, H&R Block, Inc., each lender from time to time party thereto, and Bank of America, N.A., filed as Exhibit 10.36 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2010, file number 1-6089, is incorporated herein by reference.
10.30	First Amendment to Credit Agreement effective March 2, 2012, among Block Financial LLC, H&R Block, Inc., various institutions, and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2012, file number 1-6089, is incorporated herein by reference.
10.31	Advances, Pledge and Security Agreement dated April 17, 2006, between H&R Block Bank and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2007, file number 1-6089, is incorporated herein by reference.**
10.32	Agreement and Plan of Merger dated as of October 13, 2010, among H&R Block, Inc., HRB Island Acquisition, Inc., 2SS Holdings, Inc., TA Associates Management, L.P. and Lance Dunn, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed October 14, 2010, file number 1-6089, is incorporated herein by reference.
10.33	Agreement to Extend Outside Date dated March 4, 2011, among H&R Block, Inc., HRB Island Acquisition, Inc., 2SS Holdings, Inc., TA Associates Management, L.P. and Lance Dunn, filed as Exhibit 10.33 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2011, file number 1-6089, is incorporated herein by reference.
10.34	Amendment to Agreement and Plan of Merger dated June 21, 2011, among H&R Block, Inc., HRB Island Acquisition, Inc., 2SS Holdings, Inc., TA Associates Management, L.P. and Lance Dunn, filed as Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2011, file number 1-6089, is incorporated herein by reference.
12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2012.
21	Subsidiaries of the Company.
23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Indicates management contracts, compensatory plans or arrangements.
**	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

92	H&R BLOCK 2012 Form 10K