Form 10-Q
period 2012-07-31
H&R BLOCK INC
filed 2012-09-05
CIK 12659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on August 31, 2012 was 271,109,828 shares.

Form 10-Q for the Period Ended July 31, 2012

CONSOLIDATED BALANCE SHEETS	(amounts in 000s, except share and per share amounts)
As of	July 31, 2012	April 30, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 939,871	$ 1,944,334
Cash and cash equivalents – restricted	43,109	48,100
Receivables, less allowance for doubtful accounts of $43,477 and $44,589	116,357	193,858
Prepaid expenses and other current assets	318,262	314,702

Total current assets	1,417,599	2,500,994

Mortgage loans held for investment, less allowance for loan losses of $22,185 and $26,540	386,759	406,201
Investments in available-for-sale securities	380,765	371,315
Property and equipment, at cost, less accumulated depreciation and amortization of $636,384 and $622,313	253,993	252,985
Intangible assets, net	260,125	264,451
Goodwill	431,101	427,566
Other assets	463,935	426,055

Total assets	$3,594,277	$ 4,649,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer banking deposits	$648,378	$827,549
Accounts payable, accrued expenses and other current liabilities	414,604	567,079
Accrued salaries, wages and payroll taxes	35,234	163,992
Accrued income taxes	278,539	336,374
Current portion of long-term debt	600,642	631,434

Total current liabilities	1,977,397	2,526,428
Long-term debt	408,992	409,115
Other noncurrent liabilities	362,215	388,132

Total liabilities	2,748,604	3,323,675

Commitments and contingencies

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 316,628,110 and 397,886,599	3,166	3,979
Additional paid-in capital	744,616	796,784
Accumulated other comprehensive income	7,350	12,145
Retained earnings	955,873	2,523,997
Less treasury shares, at cost	(865,332)	(2,011,013)

Total stockholders’ equity	845,673	1,325,892

Total liabilities and stockholders’ equity	$3,594,277	$ 4,649,567

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS	(Unaudited, amounts in 000s, except per share amounts)
AND COMPREHENSIVE INCOME (LOSS)

Three months ended July 31,	2012	2011
Revenues:
Service revenues	$79,896	$83,020
Interest income	9,873	10,340
Product and other revenues	6,720	7,263

	96,489	100,623

Expenses:
Cost of revenues:
Compensation and benefits	39,585	47,221
Occupancy and equipment	79,951	83,503
Depreciation and amortization of property and equipment	16,305	16,472
Provision for bad debt and loan losses	4,645	7,291
Interest	22,077	22,936
Other	30,861	35,161

	193,424	212,584
Selling, general and administrative expenses	75,478	92,653

	268,902	305,237

Operating loss	(172,413)	(204,614)
Other income, net	3,144	4,013

Loss from continuing operations before tax benefit	(169,269)	(200,601)
Income tax benefit	(63,619)	(81,446)

Net loss from continuing operations	(105,650)	(119,155)
Net loss from discontinued operations	(1,791)	(55,943)

Net loss	$(107,441)	$(175,098)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.38)	$(0.39)
Net loss from discontinued operations	(0.01)	(0.18)

Net loss	$(0.39)	$(0.57)

Basic and diluted shares	277,155	305,491

Dividends paid per share	$0.20	$0.15

Comprehensive income (loss):
Net loss	$(107,441)	$(175,098)
Unrealized gains on securities, net of taxes:
Unrealized holding gains arising during the period, net of taxes of $152 and $704	170	1,069
Reclassification adjustment for gains (losses) included in income, net of taxes of $ – and $58	—	(94)
Change in foreign currency translation adjustments	(4,965)	484

Other comprehensive income (loss)	(4,795)	1,459

Comprehensive loss	$(112,236)	$(173,639)

See Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Three months ended July 31,	2012	2011
Net cash used in operating activities	$(373,140)	$(394,549)

Cash flows from investing activities:
Purchases of available-for-sale securities	(28,990)	(39,275)
Principal repayments on mortgage loans held for investment, net	12,652	11,192
Purchases of property and equipment, net	(13,273)	(10,953)
Payments made for business acquisitions, net	(2,972)	(3,457)
Proceeds from sale of businesses, net	–	21,230
Franchise loans:
Loans funded	(5,062)	(16,477)
Payments received	5,154	5,320
Other, net	25,776	18,167

Net cash used in investing activities	(6,715)	(14,253)

Cash flows from financing activities:
Repayments of long-term debt	(30,831)	–
Customer banking deposits, net	(179,519)	(186,245)
Dividends paid	(54,201)	(45,894)
Repurchase of common stock, including shares surrendered	(339,088)	(2,002)
Proceeds from exercise of stock options, net	468	1,762
Other, net	(19,939)	(24,916)

Net cash used in financing activities	(623,110)	(257,295)

Effects of exchange rates on cash	(1,498)	962

Net decrease in cash and cash equivalents	(1,004,463)	(665,135)
Cash and cash equivalents at beginning of the period	1,944,334	1,677,844

Cash and cash equivalents at end of the period	$939,871	$1,012,709

Supplementary cash flow data:
Income taxes paid	$19,747	$99,357
Interest paid on borrowings	13,494	37,634
Interest paid on deposits	1,336	1,820
Transfers of foreclosed loans to other assets	3,074	1,573
Accrued additions to property and equipment	7,107	3,376

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	(unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of July 31, 2012, the consolidated statements of operations and comprehensive income (loss) for the three months ended July 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended July 31, 2012 and 2011 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at July 31, 2012 and for all periods presented have been made. See note 13 for discussion of our presentation of discontinued operations.

“H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2012 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2012 or for the year then ended, are derived from our April 30, 2012 Annual Report to Shareholders on Form 10-K.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the determination of contingent losses arising from our discontinued mortgage business, contingent losses associated with pending claims and litigation, allowance for loan losses, fair value of reporting units, valuation allowances based on future taxable income, reserves for uncertain tax positions and related matters. Estimates have been prepared on the basis of the most current and best information available as of each balance sheet date. As such, actual results could differ materially from those estimates.

Seasonality of Business

Our operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.

2.	Loss Per Share and Stockholders’ Equity

Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 9.2 million shares for the three months ended July 31, 2012, and 14.5 million shares for the three months ended July 31, 2011, as the effect would be antidilutive due to the net loss from continuing operations during those periods.

The computations of basic and diluted loss per share from continuing operations are as follows:

	(in 000s, except per share amounts)
Three months ended July 31,	2012	2011
Net loss from continuing operations attributable to shareholders	$(105,650)	$(119,155)
Amounts allocated to participating securities (nonvested shares)	(73)	(114)

Net loss from continuing operations attributable to common shareholders	$(105,723)	$(119,269)

Basic weighted average common shares	277,155	305,491
Potential dilutive shares	–	–

Dilutive weighted average common shares	277,155	305,491

Loss per share from continuing operations:
Basic	$(0.38)	$(0.39)
Diluted	(0.38)	(0.39)

The weighted average shares outstanding for the three months ended July 31, 2012 decreased to 277.2 million from 305.5 million for the three months ended July 31, 2011, primarily due to share repurchases completed during fiscal years 2013 and 2012. During the three months ended July 31, 2012, we purchased and immediately retired 21.3 million shares of our common stock at a cost of $315.0 million. The cost of shares retired during the current period was allocated to the components of stockholders’ equity as follows:

		(in 000s)
Common stock	$213
Additional paid-in capital	12,578
Retained earnings	302,209

	$315,000

In addition to the shares we repurchased as described above, during the three months ended July 31, 2012, we acquired 0.1 million shares of our common stock at an aggregate cost of $1.6 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the three months ended July 31, 2011, we acquired 0.1 million shares at an aggregate cost of $2.0 million for similar purposes.

We also retired 60.0 million shares of treasury stock during the three months ended July 31, 2012. This retirement of treasury stock had no impact on our total consolidated stockholders’ equity. The cost of treasury shares retired during the current period was allocated to the following components of stockholders’ equity:

		(in 000s)
Common stock	$600
Additional paid-in capital	36,000
Retained earnings	1,104,197

	$1,140,797

During the three months ended July 31, 2012 and 2011, we issued 0.3 million and 0.5 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.

During the three months ended July 31, 2012, we granted 0.3 million stock options and 1.3 million nonvested units under our stock-based compensation plans. The weighted average fair value of options granted was $2.36. These awards generally either vest over a three year period with one-third vesting each year or cliff vest at the end of a three-year period. Stock-based compensation expense of our continuing operations totaled $2.4 million and $3.3 million for the three months ended July 31, 2012 and 2011, respectively. At July 31, 2012, unrecognized compensation cost for options totaled $6.0 million, and for nonvested shares and units totaled $31.8 million.

3.	Receivables

Short-term receivables of our continuing operations consist of the following:

	(in 000s)
As of	July 31, 2012	July 31, 2011	April 30, 2012
Loans to franchisees	$60,459	$62,313	$61,252
Receivables for tax preparation and related fees	35,194	36,203	42,286
Emerald Advance lines of credit	24,215	30,699	23,717
Royalties from franchisees	2,096	707	5,781
Other	37,870	42,652	105,411

	159,834	172,574	238,447
Allowance for doubtful accounts	(43,477)	(48,692)	(44,589)

	$116,357	$123,882	$193,858

The short-term portion of Emerald Advance lines of credit (EAs) and loans made to franchisees is included in receivables, while the long-term portion is included in other assets in the consolidated balance sheets. These amounts are as follows:

	(in 000s)
	Emerald Advance Lines of Credit	Loans to Franchisees
As of July 31, 2012:
Short-term	$24,215	$60,459
Long-term	11,689	112,810

	$35,904	$173,269

As of July 31, 2011:
Short-term	$30,699	$62,313
Long-term	18,539	123,962

	$49,238	$186,275

As of April 30, 2012:
Short-term	$23,717	$61,252
Long-term	13,007	109,837

	$36,724	$171,089

We review the credit quality of our EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of July 31, 2012, by year of origination, are as follows:

(in 000s)
2012	$7,756
2011	6,637
2010	3,546
2009 and prior	5,111
Revolving loans	12,854

$35,904

As of July 31, 2012 and April 30, 2012, $30.3 million and $31.4 million, respectively, of EAs were on non-accrual status and classified as impaired, or more than 60 days past due.

Loans made to franchisees at July 31, 2012 totaled $173.3 million, and consisted of $129.3 million in term loans made to finance the purchase of franchises and $44.0 million in revolving lines of credit made to existing franchisees primarily for the purpose of funding their off-season needs. Loans made to franchisees at April 30, 2012 totaled $171.1 million, and consisted of $127.0 million in term loans made to finance the purchase of franchises and $44.1 million in revolving lines of credit. As of July 31, 2012, loans totaling $1.1 million were past due; however, we had no loans to franchisees on non-accrual status.

Activity in the allowance for doubtful accounts for the three months ended July 31, 2012 and 2011 is as follows:

	(in 000s)
	Emerald Advance Lines of Credit	Loans to Franchisees	All Other	Total
Balance as of April 30, 2012	$6,200	$–	$38,389	$44,589
Provision	–	–	297	297
Charge-offs	–	–	(1,409)	(1,409)

Balance as of July 31, 2012	$6,200	$–	$37,277	$43,477

Balance as of April 30, 2011	$4,400	$–	$43,543	$47,943
Provision	950	–	423	1,373
Charge-offs	–	–	(624)	(624)

Balance as of July 31, 2011	$5,350	$–	$43,342	$48,692

There were no changes to our methodology related to the calculation of our allowance for doubtful accounts during the three months ended July 31, 2012.

4.	Mortgage Loans Held for Investment and Related Assets

The composition of our mortgage loan portfolio as of July 31, 2012 and April 30, 2012 is as follows:

	(dollars in 000s)
As of	July 31, 2012		April 30, 2012
	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$222,474	55%	$238,442	56%
Fixed-rate loans	183,196	45%	190,870	44%

	405,670	100%	429,312	100%
Unamortized deferred fees and costs	3,274		3,429
Less: Allowance for loan losses	(22,185)		(26,540)

	$386,759		$406,201

Our loan loss allowance as a percent of mortgage loans was 5.5% at July 31, 2012, compared to 6.2% at April 30, 2012.

Activity in the allowance for loan losses for the three months ended July 31, 2012 and 2011 is as follows:

	(in 000s)
Three months ended July 31,	2012	2011
Balance, beginning of the period	$26,540	$92,087
Provision	4,000	5,625
Recoveries	1,186	49
Charge-offs	(9,541)	(6,458)

Balance, end of the period	$22,185	$91,303

Our allowance decreased significantly from the prior year primarily due to a change in the fourth quarter of fiscal year 2012, whereby we now charge-off loans 180 days past due to the value of the collateral less costs to sell.

When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired, including those loans more than 60 days past due or modified as TDRs, are evaluated individually. The balance of these loans and the related allowance is as follows:

	(in 000s)
As of	July 31, 2012		April 30, 2012
	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance
Pooled	$238,999	$7,701	$248,772	$9,237
Impaired:
Individually (TDRs)	67,587	6,931	71,949	7,752
Individually	99,084	7,553	108,591	9,551

	$405,670	$22,185	$429,312	$26,540

Our portfolio includes loans originated by Sand Canyon Corporation, previously known as Option One Mortgage Corporation, and its subsidiaries (SCC) and purchased by H&R Block Bank (HRB Bank), which constitute 58% of the total loan portfolio at July 31, 2012. We have experienced higher rates of delinquency and believe that we have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio totaled $171.6 million at July 31, 2012 and is characteristic of a prime loan portfolio, and we believe therefore subject to a lower loss exposure. Detail of our mortgage loans held for investment and the related allowance at July 31, 2012 is as follows:

				(dollars in 000s)
	Outstanding	Loan Loss Allowance		% 30+ Days
	Principal Balance	Amount	% of Principal	Past Due
Purchased from SCC	$234,040	$17,724	7.6%	34.9%
All other	171,630	4,461	2.6%	9.5%

	$405,670	$22,185	5.5%	24.1%

Credit quality indicators at July 31, 2012 include the following:

(in 000s)
Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio
Occupancy status:
Owner occupied	$168,756	$109,934	$278,690
Non-owner occupied	65,284	61,696	126,980

	$234,040	$171,630	$405,670

Documentation level:
Full documentation	$74,959	$125,811	$200,770
Limited documentation	7,080	17,750	24,830
Stated income	131,633	17,447	149,080
No documentation	20,368	10,622	30,990

	$234,040	$171,630	$405,670

Internal risk rating:
High	$80,268	$–	$80,268
Medium	153,772	–	153,772
Low	–	171,630	171,630

	$234,040	$171,630	$405,670

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

Detail of the aging of the mortgage loans in our portfolio as of July 31, 2012 is as follows:

	(in 000s)
	Less than 60 Days Past Due	60–89 Days Past Due	90+ Days Past Due (1)	Total Past Due	Current	Total
Purchased from SCC	$21,167	$2,658	$77,457	$101,282	$132,758	$234,040
All other	6,436	1,828	13,830	22,094	149,536	171,630

	$27,603	$4,486	$91,287	$123,376	$282,294	$405,670

(1) We do not accrue interest on loans past due 90 days or more.

Information related to our non-accrual loans is as follows:

	(in 000s)
As of	July 31, 2012	April 30, 2012
Loans:
Purchased from SCC	$81,539	$88,347
Other	16,178	16,626

	97,717	104,973

TDRs:
Purchased from SCC	3,398	3,166
Other	509	1,270

	3,907	4,436

Total non-accrual loans	$101,624	$109,409

Information related to impaired loans is as follows:

				(in 000s)
	Balance With Allowance	Balance With No Allowance	Total Impaired Loans	Related Allowance
As of July 31, 2012:
Purchased from SCC	$45,719	$94,184	$139,903	$11,653
Other	8,199	18,569	26,768	2,831

	$53,918	$112,753	$166,671	$14,484

As of April 30, 2012:
Purchased from SCC	$56,128	$97,591	$153,719	$14,917
Other	7,137	19,684	26,821	2,386

	$63,265	$117,275	$180,540	$17,303

Information related to the allowance for impaired loans is as follows:

	(in 000s)
As of	July 31, 2012	April 30, 2012
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$7,553	$9,551
Based on discounted cash flow method	6,931	7,752

	$14,484	$17,303

Information related to activities of our non-performing assets is as follows:

		(in 000s)
Three months ended July 31,	2012	2011
Average impaired loans:
Purchased from SCC	$147,555	$230,150
All other	26,841	36,477

	$174,396	$266,627

Interest income on impaired loans:
Purchased from SCC	$1,011	$1,556
All other	82	119

	$1,093	$1,675

Interest income on impaired loans recognized on a cash basis on non-accrual status:
Purchased from SCC	$994	$1,498
All other	73	114

	$1,067	$1,612

Activity related to our real estate owned (REO) is as follows:

		(in 000s)
Three months ended July 31,	2012	2011
Balance, beginning of the period	$14,972	$19,532
Additions	3,074	1,573
Sales	(1,801)	(3,722)
Writedowns	(788)	(793)

Balance, end of the period	$15,457	$16,590

5.	Investments in Available-for-Sale Securities

The amortized cost and fair value of securities classified as available-for-sale (AFS) held at July 31, 2012 and April 30, 2012 are summarized below:

								(in 000s)
As of	July 31, 2012				April 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Short-term:
Municipal bonds	$1,006	$20	$–	$1,026	$1,008	$29	$–	$1,037
Long-term:
Mortgage-backed securities	370,318	5,898	(78)	376,138	361,184	5,620	(121)	366,683
Municipal bonds	4,221	406	–	4,627	4,236	396	–	4,632

	374,539	6,304	(78)	380,765	365,420	6,016	(121)	371,315

Total	$375,545	$6,324	$(78)	$381,791	$366,428	$6,045	$(121)	$372,352

(1)      At July 31, 2012, mortgage-backed securities with a cost of $7.9 million and gross unrealized losses of $5 thousand had been in a continuous loss position for more than twelve months. At April 30, 2012, mortgage-backed securities with a cost of $8.1 million and gross unrealized losses of $21 thousand had been in a continuous loss position for more than twelve months.

We had no sales of AFS securities during the three months ended July 31, 2012 or 2011.

Contractual maturities of AFS debt securities at July 31, 2012, occur at varying dates over the next 30 years, and are set forth in the table below.

		(in 000s)
As of July 31, 2012	Cost Basis	Fair Value
Maturing in:
Less than one year	$1,006	$1,026
Two to five years	4,221	4,627
Beyond	370,318	376,138

	$375,545	$381,791

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended July 31, 2012 consist of the following:

(in 000s)
Tax Services
Balance at April 30, 2012:
Goodwill	$459,863
Accumulated impairment losses	(32,297)

427,566

Changes:
Acquisitions	3,651
Disposals and foreign currency changes	(116)

Balance at July 31, 2012:
Goodwill	463,398
Accumulated impairment losses	(32,297)

$431,101

We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

Intangible assets of our Tax Services segment consist of the following:

(in 000s)
As of		July 31, 2012			April 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$89,839	$(48,298)	$41,541	$90,433	$(46,504)	$43,929
Noncompete agreements	22,225	(21,443)	782	22,337	(21,425)	912
Reacquired franchise rights	214,330	(15,113)	199,217	214,330	(14,083)	200,247
Franchise agreements	19,201	(4,694)	14,507	19,201	(4,373)	14,828
Purchased technology	14,700	(11,080)	3,620	14,700	(10,665)	4,035
Trade name	1,300	(842)	458	1,300	(800)	500

	$361,595	$(101,470)	$260,125	$362,301	$(97,850)	$264,451

Amortization of intangible assets of our continuing operations for the three months ended July 31, 2012 and 2011 totaled $4.2 and $5.1 million, respectively. Estimated amortization of intangible assets for fiscal years 2013 through 2017 is $16.4 million, $14.6 million, $11.3 million, $10.8 million and $10.1 million, respectively.

7.	Fair Value Measurement

We use the following classification of financial instruments pursuant to the fair value hierarchy methodologies for assets measured at fair value:

•	Level 1 – inputs to the valuation are quoted prices in an active market for identical assets.
•	Level 2 – inputs to the valuation include quoted prices for similar assets in active markets utilizing a third-party pricing service to determine fair value.
•	Level 3 – valuation is based on significant inputs that are unobservable in the market and our own estimates of assumptions that we believe market participants would use in pricing the asset.

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

The following table presents the assets that were remeasured at fair value on a recurring basis during the three months ended July 31, 2012 and 2011 and the unrealized gains on those remeasurements:

	(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Gain (loss)
July 31, 2012:
Mortgage-backed securities	$376,138	$–	$376,138	$–	$5,820
Municipal bonds	5,653	–	5,653	–	426

	$381,791	$–	$381,791	$–	$6,246

As a percentage of total assets	10.6%	–%	10.6%	–%

July 31, 2011:
Mortgage-backed securities	$192,491	$–	$192,491	$–	$1,936
Municipal bonds	7,758	–	7,758	–	449

	$200,249	$–	$200,249	$–	$2,385

As a percentage of total assets	4.6%	–%	4.6%	–%

Our AFS securities are carried at fair value on a recurring basis. These include certain agency and agency-sponsored mortgage-backed securities and municipal bonds. Quoted market prices are not available for these securities. As a result, we use a third-party pricing service to determine fair value and classify the securities as Level 2. The service’s pricing model is based on market data and utilizes available trade, bid and other market information for similar securities. The fair values provided by third-party pricing service are reviewed and validated by management of HRB Bank. There were no transfers of AFS securities between hierarchy levels during the three months ended July 31, 2012 and 2011.

The following table presents the assets that were remeasured at fair value on a non-recurring basis during the three months ended July 31, 2012 and 2011 and the losses on those remeasurements:

	(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Gain (loss)
July 31, 2012:
REO	$16,384	$–	$–	$16,384	$(261)
Impaired mortgage loans held for investment	93,666	–	–	93,666	(4,337)

	$110,050	$–	$–	$110,050	$(4,598)

As a percentage of total assets	3.1%	–%	–%	3.1%

July 31, 2011:
REO	3,446	–	–	3,446	(482)
Impaired mortgage loans held for investment	61,997	–	–	61,997	(1,473)

	$65,443	$–	$–	$65,443	$(1,955)

As a percentage of total assets	1.5%	–%	–%	1.5%

The following methods were used to estimate the fair value of each class of financial instrument above:

•

Real estate owned – REO includes foreclosed properties securing mortgage loans. Foreclosed assets are recorded at estimated fair value, generally based on independent market prices or appraised values of the collateral, less costs to sell upon foreclosure. The assets are remeasured quarterly based on independent appraisals or broker price opinions. Subsequent holding period gains and losses arising from the sale of REO are reported when realized. Because our REO is valued based on significant inputs that are unobservable in the market and our own estimates of assumptions that we believe market participants would use in pricing the asset, these assets are classified as Level 3.

•

Impaired mortgage loans held for investment – The fair value of impaired mortgage loans held for investment is generally based on the net present value of discounted cash flows for TDR loans or the appraised value of the underlying collateral for all other loans. Impaired and TDR loans are required to be evaluated at least annually, based on HRB Bank’s Loan Policy. Impaired loans are typically remeasured every six months, while TDRs are evaluated quarterly. These loans are classified as Level 3.

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

The following table presents the quantitative information about our Level 3 fair value measurements:

	(dollars in 000s)
	Fair Value at July 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
REO	$15,457	Third party	Cost to list/sell	5% -36% (6%)
		pricing	Loss severity	0% -95% (45%)
Impaired mortgage loans	$91,531	Collateral-	Cost to list/sell	0% - 30% (7%)
held for investment – non TDRs		based	Time to sell (months)	24 (24)
			Collateral depreciation	(38%) - 100% (48%)
			Loss severity	0% - 100% (57%)
Impaired mortgage loans	$60,656	Discounted	Aged default performance	31% - 55% (43%)
held for investment – TDRs		cash flow	Loss severity	0% - 21% (4%)

8.	Fair Value of Financial Instruments
The	carrying amounts and estimated fair values of our financial instruments are as follows:

	(in 000s)
As of	July 31, 2012		April 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents	$939,871	$939,871	$1,944,334	$1,944,334	Level 1
Cash and cash equivalents – restricted	43,109	43,109	48,100	48,100	Level 1
Receivables, net – short-term	116,357	116,357	193,858	193,858	Level 1
Mortgage loans held for investment, net	386,759	238,658	406,201	248,535	Level 3
Investments in available-for- sale securities	381,791	381,791	372,352	372,352	Level 2
Receivables, net – long-term	128,930	128,930	127,468	127,468	Level 1 & 3
Note receivable (including interest)	56,917	62,748	55,444	55,444	Level 3
Liabilities:
Deposits	653,681	653,382	833,047	831,251	Level 1 & 3
Long-term debt	1,009,634	1,037,169	1,040,549	1,077,223	Level 3

Fair value estimates, methods and assumptions are set forth below. The fair value was not estimated for assets and liabilities that are not considered financial instruments.

•	Cash and cash equivalents, including restricted – Fair value approximates the carrying amount.
•	Receivables – short-term – For short-term balances, the carrying values reported in the balance sheet approximate fair market value due to the relative short-term nature of the respective instruments.
•

Mortgage loans held for investment, net – The fair value of mortgage loans held for investment is determined using market pricing sources based on projected future cash flows of each individual asset, and loan characteristics including channel and performance characteristics.

•

Investments in available-for-sale securities – We use a third-party pricing service to determine fair value. The service’s pricing model is based on market data and utilizes available trade, bid and other market information for similar securities.

•

Receivables – long-term – The carrying values for the long-term portion of loans to franchisees approximate fair market value due to the variable interest rates (Level 1). Long-term EA receivables are carried at net realizable value which approximates fair value (Level 3). Net realizable value is determined based on historical collection rates.

•

Note receivable – The fair value of the long-term note receivable from M&P assumes no prepayment and is determined using market pricing sources for similar instruments based on projected future cash flows.

•

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

We had gross unrecognized tax benefits of $208.0 million and $206.4 million at July 31, 2012 and April 30, 2012, respectively. The gross unrecognized tax benefits increased $1.6 million in the current year, due primarily to accruals of tax on positions related to current and prior years partially offset by settlements with taxing authorities. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $66 million before April 30, 2013 due to expiration of statutes of limitations and anticipated settlements of audit issues. This amount is included in accrued income taxes in our consolidated balance sheet. The remaining amount is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.

10.	Interest Income and Expense

The following table shows the components of interest income and expense of our continuing operations:

	(in 000s)
Three months ended July 31,	2012	2011
Interest income:
Mortgage loans, net	$4,417	$5,661
Other	5,456	4,679

	$9,873	$10,340

Interest expense:
Borrowings	$20,754	$21,129
Deposits	1,323	1,656
FHLB advances	–	151

	$22,077	$22,936

11.	Commitments and Contingencies

Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the consolidated balance sheets, are as follows:

	(in 000s)
Three months ended July 31,	2012	2011
Balance, beginning of period	$141,080	$140,603
Amounts deferred for new guarantees issued	573	553
Revenue recognized on previous deferrals	(26,983)	(27,181)

Balance, end of period	$114,670	$113,975

In addition to amounts accrued for our POM guarantee, we had accrued $15.5 million and $16.3 million at July 31, 2012 and April 30, 2012, respectively, related to our standard guarantee, which is included with our standard tax preparation services. The current portion of this liability is included in accounts payable, accrued expenses and other current liabilities and the long-term portion is included in other noncurrent liabilities in the consolidated balance sheets,

We have recorded liabilities totaling $7.1 million and $6.8 million as of July 31, 2012 and April 30, 2012, respectively, in conjunction with contingent payments related to recent acquisitions of our continuing operations, with the short-term amount recorded in accounts payable, accrued expenses and deposits and the long-term portion included in other noncurrent liabilities. Our estimate is typically based on performance targets and financial conditions at the time of acquisition. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate and any differences will be recorded in our results from continuing operations.

We have contractual commitments to fund certain franchisees requesting revolving lines of credit. Our total obligation under these lines of credit was $88.0 million at July 31, 2012, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $44.0 million.

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases are limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair values of guarantees and indemnifications relating to our continuing operations are not material as of July 31, 2012.

Variable Interests

We evaluated our financial interests in variable interest entities (VIEs) as of July 31, 2012 and determined that there have been no significant changes related to those financial interests.

Discontinued Operations – Loss Contingencies Arising From Representations and Warranties

Overview. SCC ceased originating mortgage loans in December 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans.

Mortgage loans originated by SCC were sold either as whole loans to single third-party buyers or in the form of residential mortgage-backed securities (RMBSs). In connection with the sale of loans and/or RMBSs, SCC made certain representations and warranties. These representations and warranties varied based on the nature of the transaction and the buyer’s or insurer’s requirements, but generally pertained to the ownership of the loan, the validity of the lien securing the loan, borrower fraud, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with SCC’s underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Representations and warranties related to borrower fraud in whole loan sale transactions to institutional investors, which represented approximately 68% of the disposal of loans originated in calendar years 2005, 2006 and 2007, included a “knowledge qualifier” limiting SCC’s liability to those instances where SCC had knowledge of the fraud at the time the loans were sold. Representations and warranties made in other sale transactions did not include a knowledge qualifier as to borrower fraud. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan or a securitization insurer’s or bondholder’s interest in the mortgage loan, SCC may be obligated to repurchase the loan, may be obligated to indemnify certain parties, or enter into settlement arrangements related to losses, collectively referred to as “representation and warranty claims.”

Claim History. Representation and warranty claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan’s compliance with the underwriting standards established by SCC at origination and borrower fraud. Claims received since May 1, 2008 are as follows:

	(in millions)
	Fiscal Year	Fiscal Year		Fiscal Year 2011				Fiscal Year 2012			Fiscal Year 2013
	2009	2010	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Total
Loan Origination Year:
2005	$62	$15	$6	$1	$–	$1	$–	$–	$4	$–	$18	$107
2006	217	108	100	15	29	50	29	130	29	137	123	967
2007	153	22	3	5	4	4	2	353	2	406	1	955

Total	$432	$145	$109	$21	$33	$55	$31	$483	$35	$543	$142	$2,029

Note: The table above excludes amounts related to indemnity agreements.

SCC received $142 million in claims during the first quarter of fiscal year 2013, most of which were asserted by a private-label securitization trustee on behalf of certificate holders ($136 million) with the remainder asserted by monoline insurers ($6 million). The amount of claims received varies from period to period, and these variances have been and are expected to continue to fluctuate substantially. Although there is no certainty regarding future claim volume, SCC has experienced, and may in the future continue to experience, an increase in representation and warranty claims which may be due to mortgage delinquency rates, housing prices, expected expiration of applicable statutes of limitations and developments in securities litigation and other proceedings to which SCC is not a party, among other factors.

Nearly all claims asserted against SCC since May 1, 2008 relate to loans originated during calendar years 2005 through 2007, of which, approximately 95% relate to loans originated in calendar years 2006 and 2007. During calendar years 2005 through 2007, SCC originated approximately $84 billion in loans, of which less than 1% were sold directly to government sponsored entities. Government sponsored entities also purchased bonds backed by SCC-originated mortgage loans and, with respect to these bonds, have the same rights as other certificate holders in private label securitizations. SCC may not be subject to representation and warranty losses on loans for a variety of reasons, including loans that have been paid in full, repurchased, or were sold without recourse, among others.

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

Reviewed Claims. Since May 2008, SCC has denied approximately 92% of all claims reviewed, excluding loans covered by other settlements. Losses on representation and warranty claims totaled approximately $134 million for the period May 1, 2008 through July 31, 2012. Loss severity rates have approximated 62% and SCC has not observed any material trends related to average losses. Repurchased loans are considered held for sale and are included in prepaid expenses and other current assets on the consolidated balance sheets. The net balance of all mortgage loans and REO held for sale by SCC was $10.7 million at July 31, 2012.

SCC generally has 60 to 120 days to respond to a claimed breach of a representation and warranty and performs a loan-by-loan review of all claims during this time. Counterparties are able to reassert claims that SCC has denied. Claims totaling approximately $260 million remained subject to review as of July 31, 2012, of which, approximately $28 million represent a reassertion of previously denied claims.

Liability for Estimated Contingent Losses. SCC estimates probable losses arising from representations and warranties on loans it originated which collateralize RMBSs by assessing claim activity, both known and projected. Projections of future claims are based on an analysis that includes a review of the terms and provisions of related agreements, the historical claim and validity rate experience and inquiries from various third-parties. SCC’s methodology for calculating this liability also includes an assessment of the probability that individual counterparties (private label securitization trustees on behalf of certificate holders, monoline insurers and whole-loan purchasers) will assert future claims.

SCC has accrued a liability as of July 31, 2012 for estimated contingent losses arising from representations and warranties on loans it originated which collateralize RMBSs of $129.3 million, which represents SCC’s estimate of the probable loss that may occur. While SCC uses what it believes to be the best information available to it in estimating its liability, assessing the likelihood that claims will be asserted in the future and estimating probable losses are inherently subjective and require considerable management judgment. To the extent that the volume of claims, the level of valid claims, the level of disputed claims, the counterparties asserting claims, the nature and severity of claims, or the value of residential home prices, among other factors, differ in the future from current estimates, future losses may differ from the current estimates and those differences may be significant. Because the rate at which future claims may be determined to be valid and actual loss severity rates may differ significantly from historical experience, SCC is not able to estimate reasonably possible loss outcomes in excess of its current accrual. A 1% increase in both assumed validity rates and loss severities would result in losses beyond SCC’s accrual of approximately $28 million. This sensitivity is hypothetical and is intended to provide an indication of the impact of a change in key assumptions on this loss contingency. In reality, changes in one assumption may result in changes in other assumptions, which could affect the sensitivity and the amount of losses.

A rollforward of our accrued liability for these loss contingencies is as follows:

		(in 000s)
Three months ended July 31,	2012	2011
Balance at beginning of period	$130,018	$126,260
Provisions	–	–
Payments	(753)	(485)

Balance at end of period	$129,265	$125,775

Discontinued Operations – Indemnification Obligations

Losses may also be incurred with respect to various indemnification claims related to loans and securities SCC originated and sold. Losses from indemnification obligations can be significant and are frequently not subject to a stated term or limit. SCC believes it is not probable that it will be required to perform under its indemnification obligations; however, there can be no assurances as to the outcome or impact on our consolidated financial position, results of operations and cash flows related to claims which may arise from those indemnification obligations.

In connection with the sale of RSM McGladrey, Inc. (RSM) and McGladrey Capital Markets LLC (MCM), we indemnified the buyers against certain litigation matters, as discussed in note 12. The indemnities are not subject to a stated term or limit.

12.	Litigation and Related Contingencies

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

We accrue liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been accrued for a number of the matters noted below. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range.

For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that litigation and regulatory matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated at July 31, 2012. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material effect on our consolidated financial position, results of operations and cash flows. As of July 31, 2012, we have accrued liabilities of $44.4 million, compared to $79.0 million at April 30, 2012.

For some matters where a liability has not been accrued, we are able to estimate a reasonably possible range of loss. For those matters, and for matters where a liability has been accrued, as of July 31, 2012, we estimate the aggregate range of reasonably possible losses in excess of amounts accrued to be approximately $0 to $132 million, of which approximately 70% relates to our discontinued operations.

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

On December 9, 2009, a putative class action lawsuit was filed in the United States District Court for the Central District of California against SCC and H&R Block, Inc. styled Jeanne Drake, et al. v. Option One Mortgage Corp., et al. (Case No. SACV09-1450 CJC). Plaintiffs allege breach of contract, promissory fraud, intentional interference with contractual relations, wrongful withholding of wages and unfair business practices in connection with not paying severance benefits to employees when their employment transitioned to American Home Mortgage Servicing, Inc. in connection with the sale of certain assets and operations of Option One. Plaintiffs seek to recover severance benefits of approximately $8 million, interest and attorney’s fees, in addition to penalties and punitive damages on certain claims. On September 2, 2011, the court granted summary judgment in favor of the defendants on all claims. Plaintiffs have filed an appeal, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we established a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

On October 15, 2010, the Federal Home Loan Bank (FHLB) of Chicago filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC-related entities, H&R Block, Inc. and other entities, arising out of FHLB’s purchase of RMBSs. The plaintiff seeks rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $41 million remains outstanding. The plaintiff agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, have filed motions to dismiss, which are pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

On February 22, 2012, a lawsuit was filed by SCC against American Home Mortgage Servicing, Inc. (now known as Homeward Residential, Inc. (Homeward)) in the Supreme Court of the State of New York,

County of New York, styled Sand Canyon Corporation v. American Home Mortgage Servicing, Inc. (Index No. 650504/2012), alleging breach of contract and breach of the implied covenant of good faith and fair dealing in connection with the Cooperation Agreement entered into with SCC in connection with SCC’s sale of its mortgage loan servicing business to the defendant in 2008. SCC is seeking relief to, among other things, require the defendant to provide loan files only by the method prescribed in applicable agreements. The defendant filed a motion to dismiss, which was denied.

On May 31, 2012, a lawsuit was filed by Homeward in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index No. 651885/2012). SCC removed the case to the United States District Court for the Southern District of New York on June 28, 2012 (Case No. 1:12-cv-05067-PGG). Plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to loans sold to the trust and representation and warranties related to SCC. Plaintiff seeks specific performance of repurchase obligations and/or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and representations given as to the loans’ compliance with its underwriting standards and the value of underlying real estate. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

As of July 31, 2012, underwriters and depositors were involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege a variety of claims, including violations of federal and state securities law and common law fraud, based on alleged materially inaccurate or misleading disclosures. SCC has received notice of a claim for indemnification from underwriters or depositors relating to 10 of these lawsuits and involving approximately 33 securitization transactions collateralized in whole or in part by loans originated by SCC. Because we are not the servicer for any of these securitizations, are not party to these lawsuits (with the exception of the Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation case discussed above), and do not have control of this litigation, we do not have precise information regarding the current aggregate unpaid principal balance of the mortgage loans that SCC sold in those transactions, nor, in many cases, the portion of any unpaid balance that is subject to litigation. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional indemnification requests from underwriters or depositors with respect to existing or new lawsuits. We have not concluded that a loss related to any of these indemnification claims is probable, nor have we accrued a liability related to any of these claims. We believe SCC has meritorious defenses to these indemnification claims and intends to defend them vigorously, but there can be no assurance as to their outcome or their impact on our consolidated financial position, results of operations and cash flows.

American International Group, Inc. has threatened to assert claims of various types, including violations of state securities laws, common law torts and fraud, and breach of contract, in the approximate amount of $650 million in connection with the sale and securitization of SCC-originated mortgage loans. We have not concluded that a loss related to these threatened claims is probable, nor have we accrued a liability related to either of these threatened claims. We believe SCC has meritorious defenses to these threatened claims and will defend them vigorously if a lawsuit is filed asserting these claims, but, if such suit is filed, there can be no assurance as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

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

A class was certified in the Lemus case in December 2010 (consisting of tax professionals who worked in company-owned offices in California from 2007 to 2010) and in the Williams case in March 2011 (consisting of office managers who worked in company-owned offices in California from 2004 to 2011). In the Ugas case, the court initially certified a class (consisting of tax professionals who worked in company-owned offices in California from 2006 to 2011), but subsequently decertified the class in a ruling dated July 9, 2012. Plaintiffs are appealing the decertification ruling. In the Petroski case, a conditional class was certified under the Fair Labor Standards Act in March 2011 (consisting of tax professionals nationwide who worked in company-owned offices and who were not compensated for certain training courses occurring on or after April 15, 2007). Two classes were also certified under state laws in California and New York (consisting of tax professionals who worked in company-owned offices in those states).

The plaintiffs in the wage and hour class action lawsuits seek actual damages, pre-judgment interest and attorneys’ fees, in addition to statutory penalties under state and federal law, which could equal up to 30 days of wages per tax season for class members who worked in California. A portion of our loss contingency accrual is related to these lawsuits for the amount of loss that we consider probable and estimable. The amounts claimed in these matters are substantial in some instances, and the ultimate liability with respect to these matters is difficult to predict. We believe we have meritorious defenses to the claims in these cases and intend to defend the cases vigorously, but there can be no assurances as to the outcome of these cases or their impact on our consolidated financial position, results of operations and cash flows, individually or in the aggregate.

To avoid the cost and inherent risk associated with litigation, we reached agreements to settle the Lemus and Williams cases in January and February 2012, respectively, subject to approval by the courts in California in which the cases are pending. In Lemus, the settlement would require a maximum payment of $35 million, although the actual cost of the settlement would depend on the number of valid claims submitted by class members. The federal court granted preliminary approval of the settlement on February 10, 2012, and final approval on August 22, 2012. The time for appeal has not yet expired. In Williams, the settlement would require a maximum payment of $7.5 million, although the actual cost of the settlement would depend on the number of valid claims submitted by class members. The court granted preliminary approval of the settlement on June 7, 2012. A final approval hearing is scheduled to occur in September 2012. We have recorded a liability for our estimate of the expected loss with respect to these settlements. If for any reason these settlements are not approved, we will continue to defend the cases vigorously, but there can be no assurances as to the outcome or its impact on our consolidated financial position, results of operations and cash flows.

RAL and RAC Litigation

We have been named in a putative class action styled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The plaintiffs allege inadequate disclosures with respect to the refund anticipation loan (RAL) product and assert claims for violation of consumer protection statutes, negligent misrepresentation, breach of fiduciary duty, common law fraud, usury, and violation of the TILA. Plaintiffs seek unspecified actual and punitive damages, injunctive relief, attorneys’ fees and costs. A Pennsylvania class was certified, but later decertified by the trial court in

December 2003. An appellate court subsequently reversed the decertification decision. We are appealing the reversal. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to this case and intend to defend the case vigorously, but there can be no assurances as to the outcome of this case or its impact on our consolidated financial position, results of operations and cash flows.

A series of class action lawsuits were filed against us in various federal courts beginning on November 17, 2011 concerning the RAL and refund anticipation check (RAC) products. The plaintiffs generally allege we engaged in unfair, deceptive and/or fraudulent acts in violation of various state consumer protection laws by facilitating RALs that were accompanied by allegedly inaccurate TILA disclosures, and by offering RACs without any TILA disclosures. Certain plaintiffs also allege violation of disclosure requirements of various state statutes expressly governing RALs and provisions of those statutes prohibiting tax preparers from charging or retaining certain fees. Collectively, the plaintiffs seek to represent clients who purchased RAL or RAC products in up to forty-two states and the District of Columbia during timeframes ranging from 2007 to the present. The plaintiffs seek equitable relief, disgorgement of profits, compensatory and statutory damages, restitution, civil penalties, attorneys’ fees and costs. These cases were consolidated by the Judicial Panel on Multidistrict Litigation into a single proceeding in the United States District Court for the Northern District of Illinois for coordinated pretrial proceedings, styled IN RE: H&R Block Refund Anticipation Loan Litigation (MDL No. 2373). We filed a motion to compel arbitration, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to the claims in these cases and intend to defend the cases vigorously, but there can be no assurances as to the outcome of these cases or their impact on our consolidated financial position, results of operations and cash flows.

Compliance Fee Litigation

On April 16, 2012 and April 19, 2012, putative class action lawsuits were filed against us in Missouri state and federal courts, respectively, concerning a compliance fee charged to retail tax clients beginning in the 2011 tax season. These cases are styled Manuel H. Lopez III v. H&R Block, Inc., et al., in the Circuit Court of Jackson County, Missouri (Case # 1216CV12290), and Ronald Perras v. H&R Block, Inc., et al., in the United States District Court for the Western District of Missouri (Case No. 4:12-cv-00450-DGK). Taken together, the plaintiffs seek to represent all retail tax clients nationwide who were charged a compliance fee, and assert claims of violation of state consumer laws, money had and received, and unjust enrichment. We filed a motion to compel arbitration, which remains pending. We have not concluded that a loss related to these lawsuits is probable, nor have we accrued a liability related to either of these lawsuits. We believe we have meritorious defenses to the claims in these cases and intend to defend the cases vigorously, but there can be no assurances as to the outcome of these cases or their impact on our consolidated financial position, results of operations and cash flows.

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

Litigation and Claims Pertaining to the Discontinued Operations of RSM McGladrey

On April 17, 2009, a shareholder derivative complaint was filed by Brian Menezes, derivatively and on behalf of nominal defendant International Textile Group, Inc. against MCM in the Court of Common Pleas, Greenville County, South Carolina (C.A. No. 2009-CP-23-3346) styled Brian P. Menezes, Derivatively on Behalf of Nominal Defendant, International Textile Group, Inc. (f/k/a Safety Components International, Inc.) v. McGladrey Capital Markets, LLC (f/k/a RSM EquiCo Capital Markets, LLC), et al. Plaintiffs filed an amended complaint in October 2011 styled In re International Textile Group Merger Litigation, adding a putative class action claim against MCM. Plaintiffs allege claims of aiding and abetting, civil conspiracy, gross negligence and breach of fiduciary duty against MCM in connection with a fairness opinion MCM provided to the Special Committee of Safety Components International, Inc. (SCI) in 2006 regarding the merger between International Textile Group, Inc. and SCI. Plaintiffs seek actual and punitive damages, pre-judgment interest, attorneys’ fees and costs. On February 8, 2012, the court dismissed plaintiffs’ civil conspiracy claim against all defendants. Plaintiffs’ other claims remain pending. We have not concluded that a loss related to this matter is probable, nor have we established a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

Although we sold MCM effective January 31, 2012, we remain responsible for any liabilities relating to certain litigation matters through an indemnification agreement. A portion of our accrual is related to these indemnity obligations.

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

We are also party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including claims and lawsuits (Other Claims) concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material impact on our consolidated financial position, results of operations and cash flows.

13.	Discontinued Operations

Our discontinued operations consist of the wind-down of our former Business Services segment and SCC. We sold RSM and MCM in fiscal year 2012. SCC exited its mortgage business in fiscal year 2008.

The results of operations of our discontinued operations are as follows:

		(in 000s)
Three months ended July 31,	2012	2011
Revenues	$–	$167,136

Pretax income (loss) from operations:
RSM and related businesses	$528	$7,131
Mortgage	(3,463)	(2,654)

	(2,935)	4,477
Income taxes (benefit)	(1,144)	2,196

Net income (loss) from operations	(1,791)	2,281

Pretax impairment on sales of businesses	—	(99,697)
Income tax benefit	—	(41,473)

Net loss on sales of businesses	—	(58,224)

Net loss from discontinued operations	$(1,791)	$(55,943)

14.	Regulatory Requirements – HRB Bank

The following table sets forth HRB Bank’s regulatory capital requirements, as calculated in its Call Report:

	(dollars in 000s)
	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of June 30, 2012:
Total risk-based capital ratio (1)	$461,856	123.8%	$29,856	8.0%		$37,321	10.0%
Tier 1 risk-based capital ratio (2)	456,945	122.4%	N/A	N/A		22,392	6.0%
Tier 1 capital ratio (leverage) (3)	456,945	38.7%	47,227	4.0	%(5)	59,034	5.0%
Tangible equity ratio (4)	456,945	38.7%	17,710	1.5%		N/A	N/A

As of March 31, 2012:
Total risk-based capital ratio (1)	$458,860	120.3%	$30,513	8.0%		$38,141	10.0%
Tier 1 risk-based capital ratio (2)	453,800	119.0%	N/A	N/A		22,885	6.0%
Tier 1 capital ratio (leverage) (3)	453,800	29.4%	185,252	12.0%		77,188	5.0%
Tangible equity ratio (4)	453,800	29.4%	23,157	1.5%		N/A	N/A
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

As of July 31, 2012, HRB Bank’s leverage ratio was 40.2%.

15.	Segment Information
Results	of our continuing operations by reportable operating segment are as follows:

	(in 000s)
Three months ended July 31,	2012	2011
Revenues:
Tax Services	$90,253	$91,425
Corporate	6,236	9,198

	$96,489	$100,623

Pretax loss:
Tax Services	$(140,905)	$(169,483)
Corporate	(28,364)	(31,118)

Loss from continuing operations before tax benefit	$(169,269)	$(200,601)

As of July 31, 2012, the results of operations of our previously reported Business Services segment are presented as discontinued operations in the consolidated statements of operations. The prior year has been reclassified to reflect them as discontinued operations.

16.	Subsequent Events

In August 2012, we terminated our previous committed line of credit (CLOC) agreement and we entered into a new five-year, $1.5 billion Credit and Guarantee Agreement (2012 CLOC). Funds available under the 2012 CLOC may be used for general corporate purposes or for working capital needs. The 2012 CLOC bears interest at an annual rate of LIBOR plus an applicable rate ranging from 0.750% to 1.45% or PRIME plus an applicable rate ranging from 0.000% to 0.450% (depending on the type of borrowing and our then current credit ratings) and includes an annual facility fee ranging from 0.125% to 0.300% of the committed amounts (also depending on our then current credit ratings). The 2012 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 for fiscal quarters ending on April 30, July 31, and October 31 of each year and (b) 3.75 for the fiscal quarter ending on January 31 of each year, (2) a covenant requiring us to maintain an interest coverage (EBITDA-to-interest expense) ratio calculated on a consolidated basis of not less than 2.50 as of the last date of any fiscal quarter, and (3) covenants restricting our ability to incur additional debt, incur liens, merge or consolidate with other companies, sell or dispose of their respective assets (including equity interests), liquidate or dissolve, make investments, loans, advances, guarantees and acquisitions, and engage in certain transactions with affiliates or certain restrictive agreements. In addition, the 2012 CLOC includes provisions which allow us to cure any potential default, including an equity cure. We will also maintain compensating balances, not legally restricted as to withdrawal.

17.	New Accounting Standards

In September 2011, the FASB issued Accounting Standards Update 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” Under the amendments in this guidance, an entity may consider qualitative factors before applying Step 1 of the goodwill impairment assessment, but may no longer be permitted to carry forward estimates of a reporting unit’s fair value from a prior year when specific criteria are met. These amendments were effective for us as the beginning of our current fiscal year. We adopted this guidance as of May 1, 2012, and this new guidance did not have a material effect on our consolidated financial statements.

18.	Condensed Consolidating Financial Statements

Block Financial LLC (Block Financial) is an indirect, wholly-owned subsidiary of the Company. Block Financial is the Issuer and the Company is the Guarantor of the Senior Notes issued on January 11, 2008 and October 26, 2004, our CLOC, and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)					(in 000s)
Three months ended July 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$21,929	$74,616	$(56)	$96,489

Cost of revenues	–	34,942	158,538	(56)	193,424
Selling, general and administrative	–	7,640	67,838	–	75,478

Total expenses	–	42,582	226,376	(56)	268,902

Operating loss	–	(20,653)	(151,760)	–	(172,413)
Other income (expense), net	(169,269)	1,324	1,820	169,269	3,144

Loss from continuing operations before tax benefit	(169,269)	(19,329)	(149,940)	169,269	(169,269)
Income tax benefit	(63,619)	(8,255)	(55,364)	63,619	(63,619)

Net loss from continuing operations	(105,650)	(11,074)	(94,576)	105,650	(105,650)
Net income (loss) from discontinued operations	(1,791)	(2,111)	320	1,791	(1,791)

Net loss	(107,441)	(13,185)	(94,256)	107,441	(107,441)
Other comprehensive income (loss)	(4,795)	135	(4,930)	4,795	(4,795)

Comprehensive loss	$(112,236)	$(13,050)	$(99,186)	$112,236	$(112,236)

Three months ended July 31, 2011	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$21,773	$78,850	$–	$100,623

Cost of revenues	–	37,662	174,922	–	212,584
Selling, general and administrative	–	7,895	84,758	–	92,653

Total expenses	–	45,557	259,680	–	305,237

Operating loss	–	(23,784)	(180,830)	–	(204,614)
Other income (expense), net	(200,601)	3,281	732	200,601	4,013

Loss from continuing operations before tax benefit	(200,601)	(20,503)	(180,098)	200,601	(200,601)
Income tax benefit	(81,446)	(1,850)	(79,596)	81,446	(81,446)

Net loss from continuing operations	(119,155)	(18,653)	(100,502)	119,155	(119,155)
Net loss from discontinued operations	(55,943)	(1,637)	(54,306)	55,943	(55,943)

Net loss	(175,098)	(20,290)	(154,808)	175,098	(175,098)
Other comprehensive income	1,459	922	537	(1,459)	1,459

Comprehensive loss	$(173,639)	$(19,368)	$(154,271)	$173,639	$(173,639)

Condensed Consolidating Balance Sheets					(in 000s)
As of July 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$–	$342,859	$598,336	$(1,324)	$939,871
Cash & cash equivalents – restricted	–	859	42,250	–	43,109
Receivables, net	–	91,335	25,022	–	116,357
Mortgage loans held for investment	–	386,759	–	–	386,759
Intangible assets and goodwill, net	–	–	691,226	–	691,226
Investments in subsidiaries	957,349	–	641	(957,349)	641
Other assets	7,734	591,132	817,448	–	1,416,314

Total assets	$965,083	$1,412,944	$2,174,923	$(958,673)	$3,594,277

Customer deposits	$–	$649,702	$–	$(1,324)	$648,378
Long-term debt	–	999,415	10,219	–	1,009,634
Other liabilities	248	(116,097)	1,206,441	–	1,090,592
Net intercompany advances	119,162	105,832	(224,994)	–	–
Stockholders’ equity	845,673	(225,908)	1,183,257	(957,349)	845,673

Total liabilities and stockholders’ equity	$965,083	$1,412,944	$2,174,923	$(958,673)	$3,594,277

As of April 30, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$–	$515,147	$1,430,030	$(843)	$1,944,334
Cash & cash equivalents – restricted	–	8,814	39,286	–	48,100
Receivables, net	–	90,755	103,103	–	193,858
Mortgage loans held for investment, net	–	406,201	–	–	406,201
Intangible assets and goodwill, net	–	–	692,017	–	692,017
Investments in subsidiaries	2,525,473	–	715	(2,525,473)	715
Other assets	8,887	623,032	732,423	–	1,364,342

Total assets	$2,534,360	$1,643,949	$2,997,574	$(2,526,316)	$4,649,567

Customer deposits	$–	$828,392	$–	$(843)	$827,549
Long-term debt	–	999,325	41,224	–	1,040,549
Other liabilities	22,690	(33,609)	1,466,496	–	1,455,577
Net intercompany advances	1,185,778	62,734	(1,248,512)	–	–
Stockholders’ equity	1,325,892	(212,893)	2,738,366	(2,525,473)	1,325,892

Total liabilities and stockholders’ equity	$2,534,360	$1,643,949	$2,997,574	$(2,526,316)	$4,649,567

Condensed Consolidating Statements of Cash Flows					(in 000s)
Three months ended July 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$(20,577)	$(42,793)	$(309,770)	$–	$(373,140)

Cash flows from investing:
Purchases of available-for-sale securities	–	(28,990)	–	–	(28,990)
Mortgage loans originated for investment, net	–	12,652	–	–	12,652
Purchase property & equipment	–	(31)	(13,242)	–	(13,273)
Payments made for business acquisitions, net	–	–	(2,972)	–	(2,972)
Loans made to franchisees	–	(5,062)	–	–	(5,062)
Repayments from franchisees	–	5,154	–	–	5,154
Net intercompany advances	413,392	–	–	(413,392)	–
Other, net	–	22,766	3,010	–	25,776

Net cash provided by (used in) investing activities	413,392	6,489	(13,204)	(413,392)	(6,715)

Cash flows from financing:
Repayments of long-term borrowings	–	–	(30,831)	–	(30,831)
Customer banking deposits	–	(179,038)	–	(481)	(179,519)
Dividends paid	(54,201)	–	–	–	(54,201)
Repurchase of common stock	(339,088)	–	–	–	(339,088)
Proceeds from exercise of stock options, net	468	–	–	–	468
Net intercompany advances	–	42,908	(456,300)	413,392	–
Other, net	6	146	(20,091)	–	(19,939)

Net cash used in financing activities	(392,815)	(135,984)	(507,222)	412,911	(623,110)

Effects of exchange rates on cash	–	–	(1,498)	–	(1,498)

Net decrease in cash	–	(172,288)	(831,694)	(481)	(1,004,463)
Cash – beginning of period	–	515,147	1,430,030	(843)	1,944,334

Cash – end of period	$–	$342,859	$598,336	$(1,324)	$939,871

Three months ended July 31, 2011	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$2,048	$(22,900)	$(373,697)	$–	$(394,549)

Cash flows from investing:
Purchases of available-for-sale securities	–	(39,275)	–	–	(39,275)
Mortgage loans originated for investment, net	–	11,192	–	–	11,192
Purchase property & equipment	–	(54)	(10,899)	–	(10,953)
Payments made for business acquisitions, net	–	–	(3,457)	–	(3,457)
Proceeds from sale of businesses, net	–	–	21,230	–	21,230
Loans made to franchisees	–	(16,477)	–	–	(16,477)
Repayments from franchisees	–	5,320	–	–	5,320
Net intercompany advances	44,084	–	–	(44,084)	–
Other, net	–	12,031	6,136	–	18,167

Net cash provided by (used in) investing activities	44,084	(27,263)	13,010	(44,084)	(14,253)

Cash flows from financing:
Customer banking deposits	–	(186,268)	–	23	(186,245)
Dividends paid	(45,894)	–	–	–	(45,894)
Repurchase of common stock	(2,002)	–	–	–	(2,002)
Proceeds from exercise of stock options, net	1,762	–	–	–	1,762
Net intercompany advances	–	33,312	(77,396)	44,084	–
Other, net	2	22	(24,940)	–	(24,916)

Net cash used in financing activities	(46,132)	(152,934)	(102,336)	44,107	(257,295)

Effects of exchange rates on cash	–	–	962	–	962

Net decrease in cash	–	(203,097)	(462,061)	23	(665,135)
Cash – beginning of period	–	616,238	1,061,656	(50)	1,677,844

Cash – end of period	$–	$413,141	$599,595	$(27)	$1,012,709

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our subsidiaries provide tax preparation and retail banking services. We are the only major company offering a full range of software, online and in-office tax preparation solutions to individual tax clients.

TAX SERVICES

This segment primarily consists of our income tax preparation businesses – assisted, online and software, and includes our tax operations in the U.S. and its territories, Canada, and Australia. This segment also includes the activities of H&R Block Bank (HRB Bank) that primarily support the tax network.

Tax Services – Operating Results		(in 000s)
Three months ended July 31,	2012	2011
Tax preparation fees	$32,893	$34,921
Fees from Peace of Mind guarantees	26,983	27,181
Fees from Emerald Card activities	12,056	11,241
Royalties	5,851	5,703
Other	12,470	12,379

Total revenues	90,253	91,425

Compensation and benefits:
Field wages	32,408	36,847
Corporate wages	34,367	33,055
Benefits and other compensation	14,774	17,489

	81,549	87,391
Occupancy and equipment	79,851	83,337
Depreciation and amortization	20,471	21,450
Marketing and advertising	7,452	6,721
Other	41,835	62,009

Total expenses	231,158	260,908

Pretax loss	$(140,905)	$(169,483)

Three months ended July 31, 2012 compared to July 31, 2011

Tax Services’ revenues decreased $1.2 million, or 1.3% from the prior year. Tax preparation fees decreased $2.0 million, or 5.8%, due primarily to additional revenue in the prior year resulting from an extension of the Canadian tax season.

Total expenses decreased $29.8 million, or 11.4%, from the prior year. Compensation and benefits declined $5.8 million, or 6.7%, primarily due to the reduction in force at the end of fiscal year 2012. Occupancy and equipment expenses decreased $3.5 million, or 4.2%, primarily due to reductions in rent expense resulting from office closings related to our strategic realignment announced in April 2012. Other expenses declined $20.2 million, or 32.5%, primarily due to legal charges recorded in the prior year.

The pretax loss for the three months ended July 31, 2012 and 2011 was $140.9 million and $169.5 million, respectively.

CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS

Corporate operating losses include net interest margin and gains or losses relating to mortgage loans held for investment, real estate owned and residual interests in securitizations, along with interest expense on borrowings and other corporate expenses.

Corporate – Operating Results		(in 000s)
Three months ended July 31,	2012	2011
Interest income on mortgage loans held for investment, net	$4,417	$5,661
Other	1,819	3,537

Total revenues	6,236	9,198

Interest expense	20,668	21,018
Provision for loan losses	4,000	5,625
Other	9,932	13,673

Total expenses	34,600	40,316

Pretax loss	$(28,364)	$(31,118)

Three months ended July 31, 2012 compared to July 31, 2011

The pretax loss for the three months ended July 31, 2012 totaled $28.4 million, an improvement of $2.8 million over the prior year. Provisions for loan losses declined $1.6 million as a result of the continued run-off of our mortgage loan portfolio. Other expenses decreased $3.7 million from the prior year primarily due to lower consulting expenses in the current year. These reductions in expenses were partially offset by lower interest income and other revenues.

Income Taxes on Continuing Operations

Our effective tax rate for continuing operations was 37.6% and 40.6% for the three months ended July 31, 2012 and 2011, respectively. Due to losses in both quarters, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. During the current quarter, a net discrete tax expense of $2.7 million was recorded compared to a net discrete tax benefit of $2.5 million in the same period of the prior year. This net difference in discrete tax expense primarily related to differences in income tax reserves recorded.

DISCONTINUED OPERATIONS

Our discontinued operations include the wind-down of our previously reported Business Services segment, and our discontinued mortgage operations.

Discontinued Operations – Operating Results		(in 000s)
Three months ended July 31,	2012	2011
Revenues	$–	$167,136

Pretax income (loss) from operations:
RSM and related businesses	$528	$7,131
Mortgage	(3,463)	(2,654)

	(2,935)	4,477
Income taxes (benefit)	(1,144)	2,196

Net income (loss) from operations	(1,791)	2,281

Pretax impairment on sales of businesses	–	(99,697)
Income tax benefit	–	(41,473)

Net loss on sales of businesses	–	(58,224)

Net loss from discontinued operations	$(1,791)	$(55,943)

Three months ended July 31, 2012 compared to July 31, 2011

The net loss from our discontinued operations totaled $1.8 million for the three months ended July 31, 2012. The net loss in the prior year totaled $55.9 million, and included a $99.7 million pretax goodwill impairment related to the sales of RSM McGladrey, Inc. (RSM) and McGladrey Capital Markets LLC (MCM).

Representation and Warranty Claims

SCC has accrued a liability as of July 31, 2012 for estimated contingent losses arising from representations and warranties on loans and securities it originated and sold, of $129.3 million, which represents SCC’s estimate of the probable loss that may occur. Losses on claims reviewed and deemed to be valid totaled $0.8 million and $0.5 million for the three months ended July 31, 2012 and 2011, respectively. These amounts were recorded as reductions of SCC’s accrued representation and warranty liability.

See additional discussion in Item 1, note 11 to the consolidated financial statements.

FINANCIAL CONDITION

These comments should be read in conjunction with the consolidated balance sheets and condensed consolidated statements of cash flows found on pages 1 and 3, respectively.

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

Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our unsecured committed line of credit (CLOC), we believe that in the absence of any unexpected developments, our existing sources of capital at July 31, 2012 are sufficient to meet our operating needs. See discussions below under “Borrowings” and “Regulatory Environment” for details of our new CLOC and pending regulatory changes.

OPERATING ACTIVITIES – Cash used in operations totaled $373.1 million for three months ended July 31, 2012, compared with $394.5 million for the same period last year. This decrease is due to lower tax payments and operating losses in the current year.

Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents – restricted totaled $43.1 million at July 31, 2012, and primarily consisted of cash held by our captive insurance subsidiary that will be used to pay claims and cash held by HRB Bank required for regulatory compliance.

INVESTING ACTIVITIES – Cash used in investing activities totaled $6.7 million for the current quarter, compared to $14.3 million in the same period last year.

Available-for-Sale Securities. During the three months ended July 31, 2012, HRB Bank purchased $29.0 million in mortgage-backed securities, compared to $39.3 million in the prior year. Additionally, we received payments as a result of maturing AFS securities of $19.9 million during the three months ended July 31, 2012 compared to $7.7 million in the prior year. See additional discussion in Item 1, note 5 to the consolidated financial statements.

Mortgage Loans Held for Investment. We received net proceeds of $12.7 million and $11.2 million on our mortgage loans held for investment for the first three months of fiscal years 2013 and 2012, respectively.

Purchases of Property and Equipment. Total cash paid for property and equipment was $13.3 million and $11.0 million for the three months ended July 31, 2012 and 2011, respectively.

Business Acquisitions. Total cash paid for acquisitions was $3.0 million and $3.5 million during the three months ended July 31, 2012 and 2011, respectively.

Sales of Businesses. Proceeds from the sales of businesses totaled $21.2 million for the three months ended July 31, 2011, as our former Business Services segment sold one of their ancillary businesses for $20.3 million. We also sold 83 tax offices in the prior year. The majority of these sales were financed through affiliate loans. We had no similar sales in the current period.

Loans Made to Franchisees. Loans made to franchisees totaled $5.1 million and $16.5 million for the three months ended July 31, 2012 and 2011, respectively. These amounts included both the financing of sales of tax offices and franchisee draws under our Franchise Equity Lines of Credit.

FINANCING ACTIVITIES – Cash used in financing activities totaled $623.1 million for the three months ended July 31, 2012, compared to $257.3 million in the same period last year.

Customer Banking Deposits. Customer banking deposits decreased $179.5 million for the three months ended July 31, 2012 compared to a decrease of $186.2 million in the prior year.

Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $54.2 million and $45.9 million for the three months ended July 31, 2012 and 2011, respectively.

Repurchase and Retirement of Common Stock. We purchased and immediately retired 21.3 million shares of our common stock at a cost of $315.0 million during the three months ended July 31, 2012. We also paid cash totaling $22.5 million related to 1.5 million shares that had not yet settled and was accrued as of April 30, 2012.

In June 2012, our Board of Directors extended the authorization to purchase up to $2.0 billion of our common stock through June 2015. There was $857.5 million remaining under this authorization at July 31, 2012.

HRB BANK – At July 31, 2012, HRB Bank had cash balances of $341.0 million. Distribution of that cash balance would be subject to regulatory approval and it is therefore not available for general corporate purposes.

Block Financial LLC (Block Financial) typically makes capital contributions to HRB Bank to help meet its capital requirements. Block Financial made capital contributions to HRB Bank of $400.0 million during fiscal year 2012. No such contributions were made during the three months ended July 31, 2012.

ASSETS HELD BY FOREIGN SUBSIDIARIES – At July 31, 2012, cash and short-term investment balances of $107.5 million were held by our foreign subsidiaries. These funds would have to be repatriated to be available to fund domestic operations, and income taxes would be accrued and paid on those amounts. We do not currently intend to repatriate any funds held by our foreign subsidiaries.

BORROWINGS

The following chart provides the debt ratings for Block Financial as of July 31, 2012:

	Short-term	Long-term	Outlook
Moody’s	P-2	Baa2	Negative
S&P	A-2	BBB	Negative

As described more fully in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on August 20, 2012, we terminated our previous CLOC agreement and we entered into a new five-year, $1.5 billion Credit and Guarantee Agreement (2012 CLOC). Funds available under the 2012 CLOC may be used for general corporate purposes or for working capital needs. The 2012 CLOC bears interest at an annual rate of LIBOR plus an applicable rate ranging from 0.750% to 1.45% or PRIME plus an applicable rate ranging from 0.000% to 0.450% (depending on the type of borrowing and our then current credit ratings) and includes an annual facility fee ranging from 0.125% to 0.300% of the committed amounts (also depending on our then current credit ratings). The 2012 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including those discussed in Item 1, note 16 to the consolidated financial statements. In addition, the 2012 CLOC includes provisions which allow us to cure any potential default, including an equity cure.

There have been no other material changes in our borrowings from those reported at April 30, 2012 in our Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

There have been no material changes in our contractual obligations and commercial commitments from those reported at April 30, 2012 in our Annual Report on Form 10-K.

REGULATORY ENVIRONMENT

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) made extensive changes to the laws regulating banks, holding companies and financial services firms, and requires various federal agencies to adopt a broad range of new implementing rules and regulations and prepare numerous studies and reports for Congress. Among other changes, the Dodd-Frank Act imposes consolidated capital requirements on savings and loan holding companies (SLHCs). These requirements may have a significant long term effect on H&R Block, Inc., H&R Block Group, Inc. and Block Financial (our Holding Companies). The

Dodd-Frank Act requires the Federal Reserve to promulgate minimum capital requirements for SLHCs, including leverage (Tier 1) and risk-based capital requirements that are no less stringent than those applicable to banks at the time the Dodd-Frank Act was adopted.

On June 7, 2012, the Federal Reserve issued a notice of proposed rulemaking on increased capital requirements, implementing changes required by the Dodd-Frank Act and aspects of the Basel III regulatory capital reforms, portions of which would apply to top-tier SLHCs including H&R Block, Inc. Later in June 2012, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) joined the Federal Reserve in requesting comments on the notice of proposed rulemaking. The proposed rules include new risk-based capital and leverage ratios including (1) minimum common equity Tier 1 risk-based capital ratio of 4.5%; (2) minimum Tier 1 risk-based capital ratio of 6.0%; (3) minimum total risk-based capital ratio of 8.0%; and (4) minimum Tier 1 capital to adjusted average consolidated assets (leverage ratio) of 4.0%. The proposed rules also require the subtraction of goodwill and other intangibles from our GAAP capital for the purposes of calculating our Tier 1 capital. The proposed capital requirements for SLHCs, if implemented as proposed, would require us to retain additional capital, restrict our ability to pay dividends and repurchase shares of our common stock and/or alter our strategic plans. If implemented as proposed, these capital requirements would be phased in incrementally beginning January 1, 2013, with full implementation to occur by January 1, 2015.

In addition, the proposed rules add a requirement for a minimum capital conservation buffer of 2.5% of risk-weighted assets, which would be incremental to each of the above ratios except for the leverage ratio. If implemented as proposed, the conservation buffer would be phased in, starting at 0.625% on January 1, 2016, increasing by that amount each year until fully implemented effective January 1, 2019. The capital conservation buffer would result in the following minimum ratios: (1) a common equity Tier 1 risk-based capital ratio of 7.0%; (2) a Tier 1 risk-based capital ratio of 8.5%; and (3) a total risk-based capital ratio of 10.5%. Failure to maintain a conservation buffer would result in restrictions on capital distributions, which includes dividends and share repurchase activity, and certain discretionary cash bonus payments to executive officers.

The deadline for comment on the proposed rules was extended through October 22, 2012. Various banking associations, industry groups, and individual companies are providing comments on the proposed rules to the regulators. We intend to file a comment letter asking the Federal Reserve to follow the Collins Amendment, which includes provisions that defer the effective date for new minimum capital requirements for SLHCs until July 21, 2015, and make the proposed capital requirements for SLHCs effective no earlier than such date. After the comment period is closed, the regulators will review the comments and publish final rules, which may vary substantially from the proposed rules. As such, the regulations ultimately applicable to our Holding Companies may be substantially different from the proposed regulations. If such regulations are implemented as proposed, banks and their holding companies, including our Holding Companies, will be subject to higher minimum capital requirements and will be required to hold a greater amount of equity than currently required, as discussed below in Part II, Item 1A, “Risk Factors.” We will continue to monitor the rulemaking process for any modifications or clarifications that may be made prior to finalization and are conducting a thorough review and analysis of our options. There is no assurance that the proposed rules will be adopted in their current form, what changes may be made prior to adoption, when the final rules will be effective, or how the final rules will ultimately affect our business.

There have been no other material changes in our regulatory environment from those reported at April 30, 2012 in our Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION

This report and other documents filed with the SEC may contain forward-looking statements within the meaning of the securities laws. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or variation of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “targets,” “would,” “will,” “should,” “could” or “may” or other similar expressions. Forward-looking statements provide management’s current expectations or predictions of future conditions, events or results. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. They may include estimates of revenues, income, earnings per share, capital expenditures, dividends, liquidity, capital structure or other financial items, descriptions of management’s plans or objectives for future operations, products or services, or descriptions of assumptions underlying any of the above. All forward-looking statements speak only as of the date they are made and reflect the Company’s good faith beliefs, assumptions and expectations, but they are not guarantees of future performance or events. Furthermore, the Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data or methods, future events or other changes, except as required by law. By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause such differences include, but are not limited to, a variety of economic, competitive and regulatory factors, many of which are beyond the Company’s control and which are described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012 in the section entitled “Risk Factors,” as well as additional factors we may describe from time to time in other filings with the Securities and Exchange Commission. It is not possible to predict or identify all such factors and, consequently, no such list should be considered to be a complete set of all potential risks or uncertainties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks from those reported at April 30, 2012 in our Annual Report on Form 10-K.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 12 to the consolidated financial statements.

ITEM 1A.	RISK FACTORS

The Dodd-Frank Act is expected to increase capital requirements for savings and loan holding companies. Compliance with these new capital requirements could adversely affect our Holding Companies and could alter our strategic plans.

The Dodd-Frank Act made extensive changes to the laws regulating banks, holding companies and financial services firms, and requires various federal agencies to adopt a broad range of new implementing rules and regulations and prepare numerous studies and reports for Congress. Among other changes, the Dodd-Frank Act imposes consolidated capital requirements on SLHCs. These requirements may have a significant long term effect on our Holding Companies. The Dodd-Frank Act requires the Federal Reserve to promulgate minimum capital requirements for SLHCs, including leverage (Tier 1) and risk-based capital requirements that are no less stringent than those applicable to banks at the time the Dodd-Frank Act was adopted.

On June 7, 2012, the Federal Reserve issued a notice of proposed rulemaking on increased capital requirements, implementing changes required by the Dodd-Frank Act and aspects of the Basel III regulatory capital reforms, portions of which would apply to top-tier SLHCs including H&R Block, Inc. Later in June 2012, the OCC and the FDIC joined the Federal Reserve in requesting comments on the notice of proposed rulemaking. The comment period on the proposed requirements was extended until October 22, 2012. These requirements, if enacted as proposed, will be transitioned in over the next several years, with new minimum capital requirements for SLHCs beginning as of January 1, 2013. We are still analyzing the proposed capital regulations and the effect they would have on us and our business.

The proposed capital requirements for SLHCs, if implemented as proposed, would require us to retain additional capital, restrict our ability to pay dividends and repurchase shares of our common stock and/or alter our strategic plans. See additional discussion in Part I, Item 2 under “Regulatory Environment.”

There have been no other material changes in our risk factors from those reported at April 30, 2012 in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2013 is as follows:

			(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum $ Value of Shares that May Be Purchased Under the Plans or Programs
May 1 – May 31	17,725	$14.72	17,721	$911,567
June 1 – June 30	3,604	$15.31	3,537	$857,504
July 1 – July 31	31	$15.99	–	$857,504

(1)

Total shares of 101,364 were purchased in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

(2)	In June 2012, our Board of Directors extended the authorization to purchase up to $2.0 billion of our common stock through June 2015.

ITEM 6.	EXHIBITS

10.1	Credit and Guarantee Agreement dated as of August 17, 2012, among Block Financial LLC, H&R Block, Inc., each lender from time to time party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 20, 2012, file number 1-6089, which is incorporated herein by reference.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.REF	XBRL Taxonomy Extension Reference Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

William C. Cobb
President and Chief Executive Officer
September 5, 2012

Gregory J. Macfarlane
Chief Financial Officer
September 5, 2012

Jeffrey T. Brown
Chief Accounting and Risk Officer
September 5, 2012