Form 10-Q
period 2012-10-31
H&R BLOCK INC
filed 2012-12-06
CIK 12659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on November 30, 2012 was 271,292,739 shares.

Form 10-Q for the Period Ended October 31, 2012

CONSOLIDATED BALANCE SHEETS	(amounts in 000s, except share and per share amounts)
As of	October 31, 2012	April 30, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 1,260,901	$ 1,944,334
Cash and cash equivalents – restricted	38,667	48,100
Receivables, less allowance for doubtful accounts of $42,761 and $44,589	124,511	193,858
Prepaid expenses and other current assets	282,874	314,702

Total current assets	1,706,953	2,500,994

Mortgage loans held for investment, less allowance for loan losses of $18,125 and $26,540	370,850	406,201
Investments in available-for-sale securities	388,640	371,315
Property and equipment, at cost, less accumulated depreciation and amortization of $562,178 and $622,313	285,335	252,985
Intangible assets, net	262,296	264,451
Goodwill	434,492	427,566
Other assets	448,164	426,055

Total assets	$3,896,730	$ 4,649,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Customer banking deposits	$ 790,106	$ 827,549
Accounts payable, accrued expenses and other current liabilities	406,447	567,079
Accrued salaries, wages and payroll taxes	39,345	163,992
Accrued income taxes	95,126	336,374
Current portion of long-term debt	600,678	631,434

Total current liabilities	1,931,702	2,526,428
Long-term debt	906,125	409,115
Other noncurrent liabilities	365,970	388,132

Total liabilities	3,203,797	3,323,675

Commitments and contingencies

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 316,628,110 and 397,886,599	3,166	3,979
Additional paid-in capital	748,298	796,784
Accumulated other comprehensive income	8,685	12,145
Retained earnings	795,707	2,523,997
Less treasury shares, at cost	(862,923)	(2,011,013)

Total stockholders’ equity	692,933	1,325,892

Total liabilities and stockholders’ equity	$3,896,730	$ 4,649,567

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS			(Unaudited, amounts in 000s, except per share amounts)
AND COMPREHENSIVE INCOME (LOSS)

	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
Revenues:
Service revenues	$116,438	$109,983	$196,334	$193,003
Product and other revenues	10,966	9,290	17,686	16,553
Interest income	9,859	9,921	19,732	20,261

	137,263	129,194	233,752	229,817

Expenses:
Cost of revenues:
Compensation and benefits	54,764	61,438	94,349	108,659
Occupancy and equipment	82,398	86,551	162,349	170,054
Depreciation/amortization of property and equipment	17,927	16,652	34,232	33,124
Provision for bad debt and loan losses	3,725	8,200	8,370	15,491
Interest	23,390	22,873	45,467	45,809
Other	29,807	31,899	60,668	67,060

	212,011	227,613	405,435	440,197
Impairment of goodwill	–	4,257	–	4,257
Selling, general and administrative expenses	90,327	103,755	165,805	196,408

	302,338	335,625	571,240	640,862

Operating loss	(165,075)	(206,431)	(337,488)	(411,045)
Other income, net	2,787	2,502	5,931	6,515

Loss from continuing operations before tax benefit	(162,288)	(203,929)	(331,557)	(404,530)
Income tax benefit	(61,089)	(80,916)	(124,708)	(162,362)

Net loss from continuing operations	(101,199)	(123,013)	(206,849)	(242,168)
Net loss from discontinued operations	(4,044)	(18,711)	(5,835)	(74,654)

Net loss	$(105,243)	$(141,724)	$(212,684)	$(316,822)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.37)	$(0.41)	$(0.76)	$(0.80)
Net loss from discontinued operations	(0.02)	(0.06)	(0.02)	(0.25)

Net loss	$(0.39)	$(0.47)	$(0.78)	$(1.05)

Basic and diluted shares	271,145	299,895	274,150	302,693

Dividends paid per share	$0.20	$0.15	$0.40	$0.30

Comprehensive income (loss):
Net loss	$(105,243)	$(141,724)	$(212,684)	$(316,822)
Unrealized gains on securities, net of taxes:
Unrealized holding gains arising during the period, net of taxes of $131, $608, $283 and $1,312	187	905	357	1,974
Reclassification adjustment for gains included in income, net of taxes of $71, $ – , $71 and $58	(104)	–	(104)	(94)
Change in foreign currency translation adjustments	1,252	(9,238)	(3,713)	(8,754)

Other comprehensive income (loss)	1,335	(8,333)	(3,460)	(6,874)

Comprehensive loss	$(103,908)	$(150,057)	$(216,144)	$(323,696)

See Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Six months ended October 31,	2012	2011
Net cash used in operating activities	$(567,036)	$(582,628)

Cash flows from investing activities:
Purchases of available-for-sale securities	(67,474)	(155,159)
Sales, maturities and payments received on available-for-sale securities	53,098	23,249
Principal repayments on mortgage loans held for investment, net	23,608	22,978
Purchases of property and equipment, net	(60,720)	(40,510)
Payments made for acquisitions of businesses and intangibles, net	(10,442)	(8,164)
Proceeds from sales of businesses, net	943	37,036
Franchise loans:
Loans funded	(20,670)	(27,682)
Payments received	8,303	7,447
Other, net	9,275	13,685

Net cash used in investing activities	(64,079)	(127,120)

Cash flows from financing activities:
Repayments of commercial paper	–	(37,989)
Proceeds from commercial paper	–	77,979
Repayments of long-term debt	(30,831)	–
Proceeds from issuance of long-term debt	497,185	–
Customer banking deposits, net	(37,913)	(129,285)
Dividends paid	(108,428)	(91,446)
Repurchase of common stock, including shares surrendered	(339,919)	(180,222)
Proceeds from exercise of stock options, net	1,288	(430)
Other, net	(33,004)	(28,057)

Net cash used in financing activities	(51,622)	(389,450)

Effects of exchange rates on cash	(696)	(6,035)

Net decrease in cash and cash equivalents	(683,433)	(1,105,233)
Cash and cash equivalents at beginning of the period	1,944,334	1,677,844

Cash and cash equivalents at end of the period	$1,260,901	$572,611

Supplementary cash flow data:
Income taxes paid, net	$48,201	$122,832
Interest paid on borrowings	42,106	27,748
Interest paid on deposits	2,683	3,323
Transfers of foreclosed loans to other assets	5,312	4,438
Accrued additions to property and equipment	10,273	10,798

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	(unaudited	)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of October 31, 2012, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended October 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended October 31, 2012 and 2011 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at October 31, 2012 and for all periods presented have been made. See note 14 for discussion of our presentation of discontinued operations.

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

Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 8.9 million shares for the three and six months ended October 31, 2012, and 13.0 million shares for the three and six months ended October 31, 2011, as the effect would be antidilutive due to the net loss from continuing operations during those periods.

The computations of basic and diluted loss per share from continuing operations are as follows:

			(in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
Net loss from continuing operations attributable to shareholders	$(101,199)	$(123,013)	$(206,849)	$(242,168)
Amounts allocated to participating securities (nonvested shares)	64	62	137	176

Net loss from continuing operations attributable to common shareholders	$(101,263)	$(123,075)	$(206,986)	$(242,344)

Basic weighted average common shares	271,145	299,895	274,150	302,693
Potential dilutive shares	–	–	–	–

Dilutive weighted average common shares	271,145	299,895	274,150	302,693

Loss per share from continuing operations:
Basic	$(0.37)	$(0.41)	$(0.76)	$(0.80)
Diluted	(0.37)	(0.41)	(0.76)	(0.80)

The weighted average shares outstanding for the three and six months ended October 31, 2012 decreased to 271.1 million and 274.2 million, respectively, from 299.9 million and 302.7 million for the three and six months ended October 31, 2011, respectively, primarily due to share repurchases completed during fiscal years 2013 and 2012. During the six months ended October 31, 2012, we purchased and immediately retired 21.3 million shares of our common stock at a cost of $315.0 million. The cost of shares retired during the current period was allocated to the components of stockholders’ equity as follows:

		(in 000s)
Common stock	$213
Additional paid-in capital	12,542
Retained earnings	302,245

	$315,000

During the six months ended October 31, 2011, we purchased and immediately retired 13.0 million shares of our common stock at a cost of $177.5 million.

In addition to the shares we repurchased as described above, during the six months ended October 31, 2012, we acquired 0.1 million shares of our common stock at an aggregate cost of $2.4 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the six months ended October 31, 2011, we acquired 0.2 million shares at an aggregate cost of $2.7 million for similar purposes.

We also retired 60.0 million shares of treasury stock during the six months ended October 31, 2012. This retirement of treasury stock had no impact on our total consolidated stockholders’ equity. The cost of treasury shares retired during the current period was allocated to the following components of stockholders’ equity:

		(in 000s)
Common stock	$600
Additional paid-in capital	35,400
Retained earnings	1,104,797

Total cost allocated	1,140,797
Less cost of treasury shares retired	(1,140,797)

Net impact on consolidated stockholders’ equity	$–

During the six months ended October 31, 2012 and 2011, we issued 0.5 million and 0.8 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.

During the six months ended October 31, 2012, we granted 0.3 million stock options and 1.4 million nonvested units under our stock-based compensation plans. The weighted average fair value of options granted was $2.36. Stock options or nonvested units granted generally either vest over a three year period with one-third vesting each year or cliff vest at the end of a three-year period. Stock-based compensation expense of our continuing operations totaled $5.4 million and $7.8 million for the three and six months ended October 31, 2012, respectively, $4.5 million and $7.8 million for the three and six months ended October 31, 2011, respectively. At October 31, 2012, unrecognized compensation cost for options totaled $5.2 million, and for nonvested shares and units totaled $28.4 million.

3.	Receivables

Short-term receivables of our continuing operations consist of the following:

	(in 000s)
As of	October 31, 2012	October 31, 2011	April 30, 2012
Loans to franchisees	$69,110	$67,594	$61,252
Receivables for tax preparation and related fees	34,083	34,561	42,286
Emerald Advance lines of credit	23,630	29,929	23,717
Royalties from franchisees	8,744	5,389	5,781
Other	31,705	39,001	105,411

	167,272	176,474	238,447
Allowance for doubtful accounts	(42,761)	(48,412)	(44,589)

	$124,511	$128,062	$193,858

The short-term portion of Emerald Advance lines of credit (EAs) and  loans made to franchisees is included in receivables, while the long-term portion is included in other assets in the consolidated balance sheets. These amounts are as follows:

	(in 000s)
	Emerald Advance Lines of Credit	Loans to Franchisees
As of October 31, 2012:
Short-term	$23,630	$69,110
Long-term	10,825	119,102

	$34,455	$188,212

As of October 31, 2011:
Short-term	$29,929	$67,594
Long-term	17,749	130,280

	$47,678	$197,874

As of April 30, 2012:
Short-term	$23,717	$61,252
Long-term	13,007	109,837

	$36,724	$171,089

We review the credit quality of our EA receivables based on  pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of October 31, 2012, by year of origination, are as follows:

(in 000s)
2012	$7,187
2011	6,260
2010	3,509
2009 and prior	5,085
Revolving loans	12,414

$34,455

As of October 31, 2012 and April 30, 2012, $30.3 million and  $31.4 million, respectively, of EAs were on non-accrual status and classified as impaired, or more than 60 days past due.

Loans made to franchisees at October 31, 2012 totaled $188.2  million, and consisted of $136.9 million in term loans and $51.3 million in revolving lines of credit made to existing franchisees primarily for the purpose of funding off-season working capital needs. Loans made to franchisees at April 30, 2012 totaled $171.1 million, and consisted of $127.0 million in term loans and $44.1 million in revolving lines of credit. As of October 31, 2012, we had no loans to franchisees that were past due or on non-accrual status.

Activity in the allowance for doubtful accounts for the six months ended October 31, 2012 and 2011 is as follows:

	(in 000s)
	Emerald Advance Lines of Credit	Loans to Franchisees	All Other	Total

Balance as of April 30, 2012	$6,200	$–	$38,389	$44,589
Provision	310	–	840	1,150
Charge-offs	–	–	(2,978)	(2,978)

Balance as of October 31, 2012	$6,510	$–	$36,251	$42,761

Balance as of April 30, 2011	$4,400	$–	$43,543	$47,943
Provision	1,530	–	828	2,358
Charge-offs	–	–	(1,889)	(1,889)

Balance as of October 31, 2011	$5,930	$–	$42,482	$48,412

There were no changes to our methodology related to the calculation of our allowance for doubtful accounts during the six months ended October 31, 2012.

4.	Mortgage Loans Held for Investment and Related Assets

The composition of our mortgage loan portfolio as of October 31, 2012 and April 30, 2012 is as follows:

	(dollars in 000s)
As of	October 31, 2012		April 30, 2012
	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$210,610	55%	$238,442	56%
Fixed-rate loans	175,257	45%	190,870	44%

	385,867	100%	429,312	100%
Unamortized deferred fees and costs	3,108		3,429
Less: Allowance for loan losses	(18,125)		(26,540)

	$370,850		$406,201

Our loan loss allowance as a percent of mortgage loans was 4.7% at October 31, 2012, compared to 6.2% at April 30, 2012.

Activity in the allowance for loan losses for the six months ended October 31, 2012 and 2011 is as follows:

	(in 000s)
Six months ended October 31,	2012	2011
Balance, beginning of the period	$26,540	$92,087
Provision	6,750	12,750
Recoveries	2,291	88
Charge-offs	(17,456)	(13,546)

Balance, end of the period	$18,125	$91,379

Our allowance decreased significantly from the prior year primarily due to a change in the fourth quarter of fiscal year 2012, whereby we now charge-off loans 180 days past due to the value of the collateral less costs to sell. This change did not have a significant impact on our provision recorded during the six months ended October 31, 2012.

When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired, including those loans more than 60 days past due or modified as troubled debt restructurings (TDRs), are evaluated individually. The balance of these loans and the related allowance is as follows:

	(in 000s)
As of	October 31, 2012		April 30, 2012
	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance
Pooled	$229,761	$6,892	$248,772	$9,237
Impaired:
Individually (TDRs)	63,602	5,972	71,949	7,752
Individually	92,504	5,261	108,591	9,551

	$385,867	$18,125	$429,312	$26,540

Our portfolio includes loans originated by Sand Canyon Corporation, previously known as Option One Mortgage Corporation, and its subsidiaries (SCC) and purchased by H&R Block Bank (HRB Bank), which constitute 57% of the total loan portfolio at October 31, 2012. We have experienced higher rates of delinquency and believe that we have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio totaled $164.8 million at October 31, 2012 and is characteristic of a prime loan portfolio, and we believe therefore subject to a lower loss exposure. Detail of our mortgage loans held for investment and the related allowance at October 31, 2012 is as follows:

	(dollars in 000s)
	Outstanding	Loan Loss Allowance		% 30+ Days
	Principal Balance	Amount	% of Principal	Past Due
Purchased from SCC	$221,064	$14,152	6.4%	33.9%
All other	164,803	3,973	2.4%	8.7%

	$385,867	$18,125	4.7%	23.1%

Credit quality indicators at October 31, 2012 include the following:

	(in 000s)
Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio
Occupancy status:
Owner occupied	$161,298	$105,584	$266,882
Non-owner occupied	59,766	59,219	118,985

	$221,064	$164,803	$385,867

Documentation level:
Full documentation	$72,086	$120,286	$192,372
Limited documentation	7,003	17,240	24,243
Stated income	122,577	16,814	139,391
No documentation	19,398	10,463	29,861

	$221,064	$164,803	$385,867

Internal risk rating:
High	$72,880	$–	$72,880
Medium	148,184	–	148,184
Low	–	164,803	164,803

	$221,064	$164,803	$385,867

Loans given our internal risk rating of “high” were originated by SCC, and generally had no documentation or were based on stated income. Loans given our internal risk rating of “medium” were generally full documentation or based on stated income, with loan-to-value ratios at origination of more than 80%, and were made to borrowers with credit scores below 700 at origination. Loans given our internal risk rating of “low” were generally full documentation, with loan-to-value ratios at origination of less than 80% and were made to borrowers with credit scores greater than 700 at origination.

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

Detail of the aging of the mortgage loans in our portfolio as of October 31, 2012 is as follows:

	(in 000s)
	Less than 60 Days Past Due	60–89 Days Past Due	90+ Days Past Due (1)	Total Past Due	Current	Total
Purchased from SCC	$21,741	$3,313	$69,812	$94,866	$126,198	$221,064
All other	6,566	900	13,375	20,841	143,962	164,803

	$28,307	$4,213	$83,187	$115,707	$270,160	$385,867

(1) We do not accrue interest on loans past due 90 days or more.

Information related to our non-accrual loans is as follows:

	(in 000s)
As of	October 31, 2012	April 30, 2012
Loans:
Purchased from SCC	$75,414	$88,347
Other	16,427	16,626

	91,841	104,973

TDRs:
Purchased from SCC	3,776	3,166
Other	506	1,270

	4,282	4,436

Total non-accrual loans	$96,123	$109,409

Information related to impaired loans is as follows:

				(in 000s)
	Balance With Allowance	Balance With No Allowance	Total Impaired Loans	Related Allowance
As of October 31, 2012:
Purchased from SCC	$40,142	$90,516	$130,658	$7,992
Other	7,951	17,497	25,448	3,241

	$48,093	$108,013	$156,106	$11,233

As of April 30, 2012:
Purchased from SCC	$56,128	$97,591	$153,719	$14,917
Other	7,137	19,684	26,821	2,386

	$63,265	$117,275	$180,540	$17,303

Information related to the allowance for impaired loans is as follows:

	(in 000s)
As of	October 31, 2012	April 30, 2012
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$5,261	$9,551
Based on discounted cash flow method	5,972	7,752

	$11,233	$17,303

Information related to activities of our non-performing assets is as follows:

		(in 000s)
Six months ended October 31,	2012	2011
Average impaired loans:
Purchased from SCC	$141,521	$226,880
All other	26,343	35,525

	$167,864	$262,405

Interest income on impaired loans:
Purchased from SCC	$1,992	$3,076
All other	158	238

	$2,150	$3,314

Interest income on impaired loans recognized on a cash basis on non-accrual status:
Purchased from SCC	$1,956	$2,973
All other	145	224

	$2,101	$3,197

Activity related to our real estate owned (REO) is as follows:

		(in 000s)
Six months ended October 31,	2012	2011
Balance, beginning of the period	$14,972	$19,532
Additions	5,312	4,438
Sales	(5,189)	(6,303)
Writedowns	(1,278)	(1,706)

Balance, end of the period	$13,817	$15,961

5.	Investments in Available-for-Sale Securities

The amortized cost and fair value of securities classified as available-for-sale (AFS) held at October 31, 2012 and April 30, 2012 are summarized below:

								(in 000s)
As of	October 31, 2012				April 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Short-term:
Municipal bonds	$1,003	$11	$–	$1,014	$1,008	$29	$–	$1,037
Long-term:
Mortgage-backed securities	378,055	6,116	(109)	384,062	361,184	5,620	(121)	366,683
Municipal bonds	4,207	371	–	4,578	4,236	396	–	4,632

	382,262	6,487	(109)	388,640	365,420	6,016	(121)	371,315

Total	$383,265	$6,498	$(109)	$389,654	$366,428	$6,045	$(121)	$372,352

(1)      At October 31, 2012, mortgage-backed securities with a cost of $4.6 million and gross unrealized losses of $1 thousand had been in a continuous loss position for more than twelve months. At April 30, 2012, mortgage-backed securities with a cost of $8.1 million and gross unrealized losses of $21 thousand had been in a continuous loss position for more than twelve months.

During the six months ended October 31, 2012, we received proceeds from the sale of AFS securities of $5.2 million and recorded a gross realized gain of $0.2 million on this sale. We had no sales of AFS securities during the six months ended October 31, 2011.

Contractual maturities of AFS debt securities at October 31, 2012, occur at varying dates over the next 30 years, and are set forth in the table below.

		(in 000s)
As of October 31, 2012	Cost Basis	Fair Value
Maturing in:
Less than one year	$1,003	$1,014
Two to five years	4,207	4,578
More than five years	378,055	384,062

	$383,265	$389,654

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended October 31, 2012 consist of the following:

(in 000s)
Tax Services
Balance at April 30, 2012:
Goodwill	$459,863
Accumulated impairment losses	(32,297)

427,566

Changes:
Acquisitions	6,922
Disposals and foreign currency changes, net	4

Balance at October 31, 2012:
Goodwill	466,789
Accumulated impairment losses	(32,297)

$434,492

We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

Intangible assets of our Tax Services segment consist of the following:

	(in 000s)
As of	October 31, 2012				April 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$95,647	$(50,151)	$45,496	$90,433	$(46,504)	$43,929
Noncompete agreements	22,313	(21,525)	788	22,337	(21,425)	912
Reacquired franchise rights	214,330	(16,143)	198,187	214,330	(14,083)	200,247
Franchise agreements	19,201	(5,014)	14,187	19,201	(4,373)	14,828
Purchased technology	14,700	(11,495)	3,205	14,700	(10,665)	4,035
Trade name	1,300	(867)	433	1,300	(800)	500

	$367,491	$(105,195)	$262,296	$362,301	$(97,850)	$264,451

Amortization of intangible assets of our continuing operations for the three and six months ended October 31, 2012 totaled $5.5 and $9.8 million, respectively. Amortization of intangible assets of our continuing operations for the three and six months ended October 31, 2011 totaled $5.4 and $10.5 million, respectively. Additionally, we recorded an impairment of customer relationships of $4.0 million during the prior year period related to the discontinuation of the ExpressTax brand. Estimated amortization of intangible assets for fiscal years 2013 through 2017 is $16.9 million, $15.2 million, $12.0 million, $11.4 million and $10.8 million, respectively.

7.	Borrowings

Borrowings consist of the following:

	(in 000s)
As of	October 31, 2012	October 31, 2011	April 30, 2012
Commercial paper outstanding	$–	$39,990	$–

Senior Notes, 7.875%, due January 2013	$599,975	$599,851	$599,913
Senior Notes, 5.125%, due October 2014	399,530	399,294	399,412
Senior Notes, 5.500%, due November 2022	497,190	–	–
Other	10,108	40,786	41,224

Total long-term debt	1,506,803	1,039,931	1,040,549
Less: Current portion	(600,678)	(30,735)	(631,434)

	$906,125	$1,009,196	$409,115

We filed a registration statement on Form S-3 on October 9, 2012. On October 25, 2012, we issued $500.0 million of 5.50% Senior Notes under this registration statement. The Senior Notes are due November 1, 2022, and are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. On October 25, 2012, we provided notice to the trustee of our intention to redeem the entire principal amount of the $600.0 million Senior Notes due in January 2013. The redemption settled on November 26, 2012 at a price of $623.0 million, which included full payment of principal, a make-whole premium of $5.8 million and interest accrued up to the redemption date of $17.2 million. Proceeds of the $500.0 million Senior Notes and other cash balances were used to repay the $600.0 million Senior Notes. We will recognize a loss on the extinguishment of this debt of approximately $6 million during our third quarter of the current fiscal year, which primarily represents the interest that would have been paid on these notes if they had not been redeemed prior to maturity.

In August 2012, we terminated our previous committed line of credit (CLOC) agreement and we entered into a new five-year, $1.5 billion Credit and Guarantee Agreement (2012 CLOC). Funds available under the 2012 CLOC may be used for general corporate purposes or for working capital needs. The 2012

CLOC bears interest at an annual rate of LIBOR plus an applicable rate ranging from 0.750% to 1.45% or PRIME plus an applicable rate ranging from 0.000% to 0.450% (depending on the type of borrowing and our then current credit ratings) and includes an annual facility fee ranging from 0.125% to 0.300% of the committed amounts (also depending on our then current credit ratings). The 2012 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 for the fiscal quarters ending on April 30, July 31, and October 31 of each year and (b) 3.75 for the fiscal quarter ending on January 31 of each year, (2) a covenant requiring us to maintain an interest coverage (EBITDA-to-interest expense) ratio calculated on a consolidated basis of not less than 2.50 as of the last date of any fiscal quarter, and (3) covenants restricting our ability to incur additional debt, incur liens, merge or consolidate with other companies, sell or dispose of their respective assets (including equity interests), liquidate or dissolve, make investments, loans, advances, guarantees and acquisitions, and engage in certain transactions with affiliates or certain restrictive agreements. The 2012 CLOC includes provisions for an equity cure which could potentially allow us to independently cure a default. We had no balances outstanding under the 2012 CLOC at October 31, 2012. However, we may borrow amounts under the 2012 CLOC from time to time in the future to support working capital requirements or for other general corporate purposes.

8.	Fair Value Measurement

We use the following classification of financial instruments pursuant to the fair value hierarchy methodologies for assets measured at fair value:

•	Level 1 – inputs to the valuation are quoted prices in an active market for identical assets.
•	Level 2 – inputs to the valuation include quoted prices for similar assets in active markets utilizing a third-party pricing service to determine fair value.
•	Level 3 – valuation is based on significant inputs that are unobservable in the market and our own estimates of assumptions that we believe market participants would use in pricing the asset.

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

The following table presents the assets that were remeasured at fair value on a recurring basis during the six months ended October 31, 2012 and 2011 and the unrealized gains on those remeasurements:

	(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Gain
October 31, 2012:
Mortgage-backed securities	$384,062	$–	$384,062	$–	$6,007
Municipal bonds	5,592	–	5,592	–	382

	$389,654	$–	$389,654	$–	$6,389

As a percentage of total assets	10.0%	–%	10.0%	–%

October 31, 2011:
Mortgage-backed securities	$300,664	$–	$300,664	$–	$3,507
Municipal bonds	7,675	–	7,675	–	390

	$308,339	$–	$308,339	$–	$3,897

As a percentage of total assets	7.8%	–%	7.8%	–%

Our AFS securities are carried at fair value on a recurring basis. These include certain agency and agency-sponsored mortgage-backed securities and municipal bonds. Quoted market prices are not available for these securities. As a result, we use a third-party pricing service to determine fair value and classify the securities as Level 2. The service’s pricing model is based on market data and utilizes available trade, bid and other market information for similar securities. The fair values provided by third-party pricing service are reviewed and validated by management of HRB Bank. There were no transfers of AFS securities between hierarchy levels during the six months ended October 31, 2012 and 2011.

The following table presents the assets that were remeasured at fair value on a non-recurring basis during the six months ended October 31, 2012 and 2011 and the realized losses on those remeasurements:

	(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Loss
October 31, 2012:
REO	$14,646	$–	$–	$14,646	$(203)
Impaired mortgage loans held for investment	89,032	–	–	89,032	(7,298)

	$103,678	$–	$–	$103,678	$(7,501)

As a percentage of total assets	2.7%	–%	–%	2.7%

October 31, 2011:
REO	16,918	–	–	16,918	(485)
Impaired mortgage loans held for investment	114,394	–	–	114,394	(6,672)

	$131,312	$–	$–	$131,312	$(7,157)

As a percentage of total assets	3.3%	–%	–%	3.3%

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

The following table presents the quantitative information about our Level 3 fair value measurements:

				(dollars in 000s)
	Fair Value at October 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
REO	$13,817	Third party	Cost to list/sell	5% - 36% (6%)
		pricing	Loss severity	0% - 100% (52%)
Impaired mortgage loans	$87,243	Collateral-	Cost to list/sell	0% - 30% (7%)
held for investment – non-TDRs		based	Time to sell (months)	24 (24)
			Collateral depreciation	(38%) - 100% (46%)
			Loss severity	0% - 100% (57%)
Impaired mortgage loans	$57,630	Discounted	Aged default performance	30% - 55% (42%)
held for investment – TDRs		cash flow	Loss severity	0% - 21% (4%)

9.	Fair Value of Financial Instruments
The	carrying amounts and estimated fair values of our financial instruments are as follows:

	(in 000s)
As of	October 31, 2012		April 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents	$1,260,901	$1,260,901	$1,944,334	$1,944,334	Level 1
Cash and cash equivalents – restricted	38,667	38,667	48,100	48,100	Level 1
Receivables, net – short-term	124,511	124,511	193,858	193,858	Level 1
Mortgage loans held for investment, net	370,850	226,885	406,201	248,535	Level 3
Investments in available-for- sale securities	389,654	389,654	372,352	372,352	Level 2
Receivables, net – long-term	134,359	134,359	127,468	127,468	Level 1 & 3
Note receivable (including interest)	58,049	64,508	55,444	55,444	Level 3
Liabilities:
Deposits	795,519	795,227	833,047	831,251	Level 1 & 3
Long-term debt	1,506,803	1,540,333	1,040,549	1,077,223	Level 3

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

•

Note receivable – The fair value of the long-term note receivable from McGladrey & Pullen LLP (M&P) assumes no prepayment and is determined using market pricing sources for similar instruments based on projected future cash flows.

•

Deposits – The fair value of deposits with no stated maturity such as non-interest-bearing demand deposits, checking, money market and savings accounts is equal to the amount payable on demand (Level 1). The fair value of IRAs and other time deposits is estimated by discounting the future cash flows using the rates currently offered by HRB Bank for products with similar remaining maturities (Level 3).

•	Long-term debt – The fair value of borrowings is based on rates currently available to us for obligations with similar terms and maturities, including current market yields on our Senior Notes.

10.	Income Taxes

We file a consolidated federal income tax return in the United States and file tax returns in various state and foreign jurisdictions. The U.S. federal consolidated tax returns for the years 1999 through 2010 are currently under examination by the Internal Revenue Service (IRS). In November 2012, we received written approval from the IRS Joint Committee on Taxation of the settlement of a majority of issues related to the examination of our 1999 through 2007 tax returns. Except for three issues for which we are pursuing refund claims for tax years 2002 through 2008, which will remain open until resolved, these years are closed. We are assessing the impact of the settlement which will reduce uncertain tax benefits by approximately $60 million, a majority of which will result in an income tax benefit being recorded in the third quarter of the current fiscal year. Historically, tax returns in various foreign and state jurisdictions are examined and settled upon completion of the exam.

We had gross unrecognized tax benefits of $207.4 million and $206.4 million at October 31, 2012 and April 30, 2012, respectively. The gross unrecognized tax benefits increased $1.0 million net in the current year, due primarily to accruals of tax on positions related to current and prior years partially offset by settlements with taxing authorities. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $76 million before October 31, 2013. This anticipated decrease is due primarily to the settlement of the 1999 through 2007 IRS examination. The expiration of statutes of limitations and anticipated settlements of state audit issues will also contribute to the anticipated decrease. This amount is included in accrued income taxes in our consolidated balance sheet. The remaining amount is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.

11.	Interest Income and Expense

The following table shows the components of interest income and expense of our continuing operations:

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
Interest income:
Mortgage loans, net	$4,168	$5,151	$8,585	$10,812
Loans to franchisees	2,391	2,525	4,746	4,867
AFS securities	1,753	862	3,392	1,723
Other	1,547	1,383	3,009	2,859

	$9,859	$9,921	$19,732	$20,261

Interest expense:
Borrowings	$21,995	$21,114	$42,749	$42,243
Deposits	1,395	1,608	2,718	3,264
FHLB advances	–	151	–	302

	$23,390	$22,873	$45,467	$45,809

12.	Commitments and Contingencies

Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the consolidated balance sheets, are as follows:

		(in 000s)
Six months ended October 31,	2012	2011
Balance, beginning of period	$141,080	$140,603
Amounts deferred for new guarantees issued	1,383	1,331
Revenue recognized on previous deferrals	(45,555)	(46,073)

Balance, end of period	$96,908	$95,861

In addition to amounts accrued for our POM guarantee, we had accrued $14.7 million and $16.3 million at October 31, 2012 and April 30, 2012, respectively, related to our standard guarantee, which is included with our standard tax preparation services. The current portion of this liability is included in accounts payable, accrued expenses and other current liabilities and the long-term portion is included in other noncurrent liabilities in the consolidated balance sheets,

We have recorded liabilities totaling $10.3 million and $6.8 million as of October 31, 2012 and April 30, 2012, respectively, in conjunction with contingent payments related to recent acquisitions of our continuing operations, with the short-term amount recorded in accounts payable, accrued expenses and deposits and the long-term portion included in other noncurrent liabilities. Our estimate is typically based on performance targets and financial conditions at the time of acquisition. Should actual results differ materially from our assumptions, the potential payments will differ from the above estimate and any differences will be recorded in our results from continuing operations.

We have contractual commitments to fund certain franchisees requesting revolving lines of credit. Our total obligation under these lines of credit was $90.4 million at October 31, 2012, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $39.1 million.

We maintain compensating balances related to the 2012 CLOC, which are not legally restricted as to withdrawal. These balances totaled $75.0 million as of October 31, 2012.

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases are limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair values of guarantees and indemnifications relating to our continuing operations are not material as of October 31, 2012.

Variable Interests

We evaluated our financial interests in variable interest entities (VIEs) as of October 31, 2012 and determined that there have been no significant changes related to those financial interests.

Discontinued Operations – Loss Contingencies Arising From Representations and Warranties

Overview. SCC ceased originating mortgage loans in December 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans.

Mortgage loans originated by SCC were sold either as whole loans to single third-party buyers or in the form of residential mortgage-backed securities (RMBSs). In connection with the sale of loans and/or RMBSs, SCC made certain representations and warranties. These representations and warranties varied based on the nature of the transaction and the buyer’s or insurer’s requirements, but generally pertained to the ownership of the loan, the validity of the lien securing the loan, borrower fraud, the loan’s compliance with the criteria for inclusion in the transaction, including compliance with SCC’s underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Representations and warranties related to borrower fraud in whole loan sale transactions to institutional investors, which represented approximately 68% of the disposal of loans originated in calendar years 2005, 2006 and 2007, included a “knowledge qualifier” limiting SCC’s liability to those instances where SCC had knowledge of the fraud at the time the loans were sold. Representations and warranties made in other sale transactions effectively did not include a knowledge qualifier as to borrower fraud. In the event that there is a breach of a representation and warranty and such breach materially and adversely affects the value of a mortgage loan or a securitization insurer’s or bondholder’s interest in the mortgage loan and, as discussed below, the mortgage has not been liquidated, SCC may be obligated to repurchase the loan, may be obligated to indemnify certain parties, or may enter into settlement arrangements related to losses, collectively referred to as “representation and warranty claims.”

Claim History. Representation and warranty claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan’s compliance with the underwriting standards established by SCC at origination and borrower fraud. Claims received since May 1, 2008 are as follows:

	(in millions)
	Fiscal Year	Fiscal Year	Fiscal Year 2011				Fiscal Year 2012				Fiscal Year 2013
	2009	2010	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Total
Loan Origination Year:
2005	$62	$15	$6	$1	$–	$1	$–	$–	$4	$–	$18	$–	$107
2006	217	108	100	15	29	50	29	130	29	137	123	7	974
2007	153	22	3	5	4	4	2	353	2	406	1	3	958

Total	$432	$145	$109	$21	$33	$55	$31	$483	$35	$543	$142	$10	$2,039

Note: The table above excludes amounts related to indemnity agreements.

SCC received $152 million in claims during the six months ended October 31, 2012, most of which were asserted by a private-label securitization trustee on behalf of certificate holders ($136 million) monoline insurers ($14 million) and the remainder asserted by Fannie Mae ($2 million). During the fiscal year ended April 30, 2012, SCC received claims totaling $1.1 billion. The amount of claims received varies from period to period, and these variances have been and are expected to continue to fluctuate substantially.

Nearly all claims asserted against SCC since May 1, 2008 relate to loans originated during calendar years 2005 through 2007. Approximately 95% of such claims relate to loans originated in calendar years 2006 and 2007. During calendar years 2005 through 2007, SCC originated approximately $84 billion in loans, of which less than 1% were sold directly to government sponsored entities. Government sponsored entities also purchased bonds backed by SCC-originated mortgage loans and, with respect to these bonds, have the same rights as other certificate holders in private label securitizations. SCC may not be subject to representation and warranty losses on loans for a variety of reasons, including loans that have been paid in full, liquidated, repurchased, or were sold without recourse, among others.

Based on its experiences to date, SCC believes the longer a loan performs prior to an event of default, the less likely the default will be related to a breach of a representation and warranty, and the less likely that SCC will have a contractual payment obligation with respect to such loan. The majority of claims asserted since May 1, 2008 determined by SCC to represent a valid breach of its representations and warranties relate to loans that became delinquent within the first two years following the origination of the mortgage loan. However, a loan that defaults within the first two years following the origination of the mortgage loan does not necessarily default due to a breach of a representation and warranty. Exclusive of loans that have been paid in full, repurchased or sold without recourse, loans originated in 2005, 2006 and 2007 that defaulted in the first two years totaled $3.9 billion, $6.1 billion and $2.7 billion, respectively.

Reviewed Claims. Since May 2008, SCC has denied approximately 93% of all claims reviewed, excluding loans covered by other settlements. Of the denied claims, 1% related to loans that have been paid in full and 1% of claims were denied because they related to loans which have been liquidated. Losses on representation and warranty claims totaled approximately $78 million and other settlements totaled approximately $56 million for the period May 1, 2008 through October 31, 2012. Paid claim loss severity rates have approximated 62% and SCC has not observed any material trends related to average losses. Repurchased loans are considered held for sale and are included in prepaid expenses and other current assets on the consolidated balance sheets. The net balance of all mortgage loans and REO held for sale by SCC was $7.3 million at October 31, 2012.

SCC generally has 60 to 120 days to respond to a claimed breach of a representation and warranty and performs a loan-by-loan review of all claims during this time. Counterparties are able to reassert claims that SCC has denied. Claims totaling approximately $28 million remained subject to review as of October 31, 2012, of which, approximately $16 million represent a reassertion of previously denied claims.

Liability for Estimated Contingent Losses. SCC estimates probable losses arising from representations and warranties on loans it originated by assessing claim activity, both known and projected. Projections of future claims are based on an analysis that includes a review of the terms and provisions of related agreements, the historical claim and validity rate experience and inquiries from various third-parties. SCC’s methodology for calculating this liability also includes an assessment of the probability that individual counterparties (private label securitization trustees on behalf of certificate holders, monoline insurers and whole-loan purchasers) will assert future claims.

SCC has accrued a liability as of October 31, 2012 for estimated contingent losses arising from representations and warranties on loans it originated of $129.3 million, which represents SCC’s estimate of the probable loss that may occur. While SCC uses what it believes to be the best information available to it in estimating its liability, assessing the likelihood that claims will be asserted in the future and estimating probable losses are inherently subjective and require considerable management judgment. To the extent that the volume of claims, the level of claims (including whether the loan has been liquidated), the level of disputed claims, the counterparties asserting claims, the nature and severity of claims, the outcome of various litigation related to claims, or the value of residential home prices, among other factors, differ in the future from current estimates, future losses may differ from the current estimates and those differences may be significant.

Because the rate at which future claims may be determined to be valid and actual loss severity rates may differ significantly from historical experience, SCC is not able to estimate reasonably possible loss outcomes in excess of its current accrual. A 1% increase in loss severities and a 1% decrease in assumed denial rates would result in losses beyond SCC’s accrual of approximately $27 million. This sensitivity is hypothetical and is intended to provide an indication of the impact of a change in key assumptions on this loss contingency. In reality, changes in one assumption may result in changes in other assumptions, which could affect the sensitivity and the amount of losses.

A rollforward of SCC’s accrued liability for these loss contingencies is as follows:

		(in 000s)
Six months ended October 31,	2012	2011
Balance at beginning of period	$130,018	$126,260
Provisions	–	20,000
Payments	(753)	(3,337)

Balance at end of period	$129,265	$142,923

The recent federal court decision styled MASTR Asset Backed Securities Trust 2006-HE3 v. WMC Mortgages (Case No. 11-CV-2542 (JRT/TNL), 2012 WL 4511065 (D. Minn.), the “WMC Decision”), decided on October 1, 2012, recognizes the liquidation of a mortgage loan in a foreclosure sale as a defense to representation and warranty claims and related litigation. Specifically, the court noted that under the law of many states, including New York (which was applicable in the case at hand and governs most of SCC’s purchase agreements for mortgage loans), a foreclosure decree operates to merge the interest of the mortgagor and mortgagee and, consequently, foreclosure on the properties securing the mortgage loan extinguishes it and renders it unavailable for repurchase. Consistent with this approach, SCC is taking the legal position where appropriate, for both contractual representation and warranty claims and similar claims in litigation, that a valid representation and warranty claim cannot be made with respect to a mortgage loan that has been liquidated. However, the WMC Decision is subject to appeal and it is anticipated that the liquidated mortgage loan defense will be the subject of future judicial decisions. Until the liquidated mortgage loan defense is further validated in the courts or other developments occur, SCC’s estimated accrual for representation and warranty claims will continue to be determined using its prior methodology, which does not take this defense into account.

Discontinued Operations – Loss Contingencies Arising from Indemnification Obligations

Losses may also be incurred with respect to various indemnification claims, including claims by depositors and underwriters, related to loans and securities SCC originated and sold. Losses from indemnification obligations can be significant and are frequently not subject to a stated term or limit. SCC believes it is not probable that it will be required to perform under its indemnification obligations; however, there can be no assurances as to the outcome or impact on our consolidated financial position, results of operations and cash flows related to claims which may arise from those indemnification obligations.

In connection with the sale of RSM McGladrey, Inc. (RSM) and McGladrey Capital Markets LLC (MCM), we indemnified the buyers against certain litigation matters, as discussed in note 13. The indemnities are not subject to a stated term or limit.

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

For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that litigation and regulatory matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated at October 31, 2012. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material effect on our consolidated financial position, results of operations and cash flows. As of October 31, 2012, we accrued liabilities of $20.8 million, compared to $79.0 million at April 30, 2012.

For some matters where a liability has not been accrued, we are able to estimate a reasonably possible range of loss. For those matters, and for matters where a liability has been accrued, as of October 31, 2012, we estimate the aggregate range of reasonably possible losses in excess of amounts accrued to be approximately $0 to $118 million, of which approximately 78% relates to our discontinued operations.

For other matters, we are not currently able to estimate the reasonably possible loss or range of loss. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the range of possible loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. On a quarterly and annual basis, we review relevant information with respect to litigation and related contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.

Litigation and Other Claims, Including Indemnification Claims, Pertaining to Discontinued Mortgage Operations

Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC and the Company have been, remain, and may in the future be subject to regulatory investigations, claims, including indemnification claims, and lawsuits pertaining to SCC’s mortgage business activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by state and federal regulators, third party indemnitees including depositors and underwriters, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, fraud and other common law torts, rights to indemnification and violations of securities laws, the Truth in Lending Act (TILA), Equal Credit Opportunity Act and the Fair Housing Act. Given the impact of the financial crisis on the non-prime mortgage environment, the number of these investigations, claims and lawsuits has increased over time and is expected to continue to increase further. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict and thus in many cases cannot be reasonably estimated. In the event of unfavorable outcomes, the amounts that may be required to be paid in the discharge of liabilities or settlements could be substantial and could have a material impact on our consolidated financial position, results of operations and cash flows. Certain of these matters are described in more detail below.

On February 1, 2008, a class action lawsuit was filed in the United States District Court for the District of Massachusetts against SCC and other related entities styled Cecil Barrett, et al. v. Option One Mortgage Corp., et al. (Civil Action No. 08-10157-RWZ). Plaintiffs allege discriminatory practices relating to the origination of mortgage loans in violation of the Fair Housing Act and Equal Credit Opportunity Act, and seek declaratory and injunctive relief in addition to actual and punitive damages. The court dismissed H&R Block, Inc. from the lawsuit for lack of personal jurisdiction. In March 2011, the court issued an order certifying a class, which defendants sought to appeal. On August 24, 2011, the First Circuit Court of Appeals declined to hear the appeal, noting that the district court could reconsider its certification decision in light of a recent ruling by the United States Supreme Court in an unrelated matter. SCC subsequently filed a motion to decertify the class, which the court granted. Plaintiffs’ petition for appeal is pending. A portion of our loss contingency accrual is related to this lawsuit for the amount of loss that we consider probable and estimable. We believe SCC has meritorious defenses to the claims in this case and it intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

On December 9, 2009, a putative class action lawsuit was filed in the United States District Court for the Central District of California against SCC and H&R Block, Inc. styled Jeanne Drake, et al. v. Option One Mortgage Corp., et al. (Case No. SACV09-1450 CJC). Plaintiffs allege breach of contract, promissory fraud, intentional interference with contractual relations, wrongful withholding of wages and unfair business practices in connection with not paying severance benefits to employees when their employment transitioned to American Home Mortgage Servicing, Inc. in connection with the sale of certain assets and operations of Option One. Plaintiffs seek to recover severance benefits of approximately $8 million, interest and attorney’s fees, in addition to penalties and punitive damages on certain claims. On September 2, 2011, the court granted summary judgment in favor of the defendants on all claims. Plaintiffs filed an appeal, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we established a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

On October 15, 2010, the Federal Home Loan Bank (FHLB) of Chicago filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC-related entities, H&R Block, Inc. and other entities, arising out of FHLB’s purchase of RMBSs. The plaintiff seeks rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $41 million remains outstanding. The plaintiff agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, filed motions to dismiss, which the court denied. Discovery is stayed pending the outcome of an appeal on the motions. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

On February 22, 2012, a lawsuit was filed by SCC against American Home Mortgage Servicing, Inc. (now known as Homeward Residential, Inc. (Homeward)) in the Supreme Court of the State of New York, County of New York, styled Sand Canyon Corporation v. American Home Mortgage Servicing, Inc. (Index No. 650504/2012), alleging breach of contract and breach of the implied covenant of good faith and fair dealing in connection with the Cooperation Agreement entered into with SCC in connection with SCC’s sale of its mortgage loan servicing business to the defendant in 2008. SCC is seeking relief to, among other things, require the defendant to provide loan files only by the method prescribed in applicable agreements. The court denied the defendant’s motion to dismiss. The defendant subsequently filed an appeal, which remains pending.

On May 31, 2012, a lawsuit was filed by Homeward in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index No. 651885/2012). SCC removed the case to the United States District Court for the Southern District of New York on June 28, 2012 (Case No. 1:12-cv-05067-PGG). Plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to loans sold to the trust and representation and warranties related to SCC. Plaintiff seeks specific performance of alleged repurchase obligations and/or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and representations given as to the loans’ compliance with its underwriting standards and the value of underlying real estate. SCC is seeking leave to file a motion to dismiss. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

On September 28, 2012, a second lawsuit was filed by Homeward in the District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). Plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. Plaintiff seeks specific performance of alleged repurchase obligations and/or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

As of October 31, 2012, underwriters and depositors were involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege a variety of claims, including violations of federal and state securities law and common law fraud, based on alleged materially inaccurate or misleading disclosures. SCC has received notice of a claim for indemnification from underwriters or depositors relating to 12 of these lawsuits and involving approximately 38 securitization transactions collateralized in whole or in part by loans originated by SCC. Because SCC is not the servicer for any of these securitizations, is not party to these lawsuits (with the exception of the Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation case discussed above), and does not have control of this litigation, SCC does not have precise information regarding the current aggregate unpaid principal balance of the mortgage loans that SCC sold in those transactions, nor, in many cases, the portion of any unpaid balance that is subject to litigation. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification from underwriters or depositors with respect to existing or new lawsuits. We have not concluded that a loss related to any of these indemnification claims is probable, nor have we accrued a liability related to any of these claims. We believe SCC has meritorious defenses to these indemnification claims and intends to defend them vigorously, but there can be no assurance as to their outcome or their impact on our consolidated financial position, results of operations and cash flows.

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

Employment-Related Claims and Litigation

We have been named in several wage and hour class action lawsuits throughout the country, including Alice Williams v. H&R Block Enterprises LLC, Case No. RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008) (alleging improper classification and failure to compensate for all hours worked and to provide meal periods to office managers in California); Arabella Lemus, et al. v. H&R Block Enterprises LLC, et al., Case No. CGC-09-489251 (United States District Court, Northern District of California, filed June 9, 2009) (alleging failure to timely pay compensation to tax professionals in California); Delana Ugas, et al. v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009) (alleging failure to compensate tax professionals in California for all hours worked and to provide meal periods); and Barbara Petroski, et al. v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010) (alleging failure to compensate tax professionals nationwide for off-season training). The plaintiffs in these lawsuits seek actual damages, pre-judgment interest, statutory penalties and attorneys’ fees.

A class was certified in the Lemus case in December 2010 (consisting of tax professionals who worked in company-owned offices in California from 2007 to 2010) and in the Williams case in March 2011 (consisting of office managers who worked in company-owned offices in California from 2004 to 2011). To avoid the cost and inherent risk associated with litigation, we reached agreements to settle these cases in January and February 2012, respectively, subject to approval by the courts in which the cases are pending. In Lemus, the settlement required a maximum payment of $35 million, with the actual cost of the settlement dependent on the number of valid claims submitted by class members. The court granted final approval of the settlement on August 22, 2012, for an amount not materially different from our liability recorded at July 31, 2012. In Williams, the settlement provided for a maximum payment of $7.5 million, with the actual cost of the settlement dependent on the number of valid claims submitted by class members. The court granted final approval of the settlement on November 8, 2012. The time for appeal has not yet expired. We previously recorded a liability for our estimate of the expected loss. If for any reason the Williams settlement does not become final, we will continue to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

In the Ugas case, the court initially certified a class on the claim for failure to provide meal periods (consisting of tax professionals who worked in company-owned offices in California from 2006 to 2011), but subsequently decertified the class in a ruling dated July 9, 2012. The Ninth Circuit Court of Appeals declined to hear an appeal. The court also certified a class on the claim for failure to compensate tax professionals for all hours worked (consisting of tax professionals who worked in company-owned offices in one district in California from 2006-2009). That class remains pending. In the Petroski case, a conditional class was certified under the Fair Labor Standards Act in March 2011 (consisting of tax professionals nationwide who worked in company-owned offices and who were not compensated for certain training courses occurring on or after April 15, 2007). Two classes were also certified under state laws in California and New York (consisting of tax professionals who worked in company-owned offices in those states). We filed motions to decertify the classes, along with motions for summary judgment, which remain pending. A trial date has been set for June 3, 2013. We have not concluded that a loss related to the Ugas or Petroski matters is probable, nor have we accrued a loss contingency related to these matters. We believe we have meritorious defenses to the claims in these cases and intend to defend them vigorously, but there can be no assurances as to the outcome of these cases or their impact on our consolidated financial position, results of operations and cash flows.

RAL and RAC Litigation

We have been named in a putative class action styled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The plaintiffs allege inadequate disclosures with respect to the refund anticipation loan (RAL) product and assert claims for violation of consumer protection statutes, negligent misrepresentation, breach of fiduciary duty, common law fraud, usury, and violation of the TILA. Plaintiffs seek unspecified actual and punitive damages, injunctive relief, attorneys’ fees and costs. A Pennsylvania class was certified, but later decertified by the trial court in December 2003. The intermediate appellate court subsequently reversed the decertification decision. On September 7, 2012, the Pennsylvania Supreme Court reversed the decision of the intermediate appellate court, thereby allowing the trial court’s decertification ruling to stand. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to this case and intend to defend the case vigorously, but there can be no assurances as to the outcome of this case or its impact on our consolidated financial position, results of operations and cash flows.

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

Compliance Fee Litigation

On April 16, 2012 and April 19, 2012, putative class action lawsuits were filed against us in Missouri state and federal courts, respectively, concerning a compliance fee charged to retail tax clients beginning in the 2011 tax season. These cases are styled Manuel H. Lopez III v. H&R Block, Inc., et al., in the Circuit Court of Jackson

County, Missouri (Case # 1216CV12290), and Ronald Perras v. H&R Block, Inc., et al., in the United States District Court for the Western District of Missouri (Case No. 4:12-cv-00450-DGK). Taken together, the plaintiffs seek to represent all retail tax clients nationwide who were charged a compliance fee, and assert claims of violation of state consumer laws, money had and received, and unjust enrichment. We are seeking to compel arbitration on certain claims. We have not concluded that a loss related to these lawsuits is probable, nor have we accrued a liability related to either of these lawsuits. We believe we have meritorious defenses to the claims in these cases and intend to defend the cases vigorously, but there can be no assurances as to the outcome of these cases or their impact on our consolidated financial position, results of operations and cash flows.

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

Litigation and Claims Pertaining to the Discontinued Operations of RSM McGladrey

On April 17, 2009, a shareholder derivative complaint was filed by Brian Menezes, derivatively and on behalf of nominal defendant International Textile Group, Inc. against MCM in the Court of Common Pleas, Greenville County, South Carolina (C.A. No. 2009-CP-23-3346) styled Brian P. Menezes, Derivatively on Behalf of Nominal Defendant, International Textile Group, Inc. (f/k/a Safety Components International, Inc.) v. McGladrey Capital Markets, LLC (f/k/a RSM EquiCo Capital Markets, LLC), et al. Plaintiffs filed an amended complaint in October 2011 styled In re International Textile Group Merger Litigation, adding a putative class action claim. Plaintiffs allege claims of aiding and abetting, civil conspiracy, gross negligence and breach of fiduciary duty against MCM in connection with a fairness opinion MCM provided to the Special Committee of Safety Components International, Inc. (SCI) in 2006 regarding the merger between International Textile Group, Inc. and SCI. Plaintiffs seek actual and punitive damages, pre-judgment interest, attorneys’ fees and costs. On February 8, 2012, the court dismissed plaintiffs’ civil conspiracy claim against all defendants. A class was certified on the remaining claims on November 20, 2012. We have not concluded that a loss related to this matter is probable, nor have we established a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

Although we sold MCM effective January 31, 2012, we remain responsible for any liabilities relating to certain litigation matters through an indemnification agreement. A portion of our accrual is related to these indemnity obligations.

Other

We are from time to time a party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits may include actions by state attorneys general, other state regulators, federal regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. We believe we have meritorious defenses to each of these investigations, claims and lawsuits, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances; however, the ultimate liability with respect to such matters is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material impact on our consolidated financial position, results of operations and cash flows.

We are also a party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including, but not limited to, claims and lawsuits concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, employment matters and contract disputes (Other Claims). While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge of liabilities or settlements in these Other Claims will not have a material impact on our consolidated financial position, results of operations and cash flows.

14.	Discontinued Operations

Our discontinued operations consist of our former Business Services segment and SCC. We sold RSM and MCM in fiscal year 2012. SCC exited its mortgage business in fiscal year 2008.

The results of operations of our discontinued operations are as follows:

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
Revenues	$–	$199,042	$–	$365,928

Pretax income (loss) from operations:
RSM and related businesses	$(221)	$10,583	$307	$17,714
Mortgage	(6,411)	(23,980)	(9,874)	(26,634)

	(6,632)	(13,397)	(9,567)	(8,920)
Income taxes (benefit)	(2,588)	(6,002)	(3,732)	(3,806)

Net income (loss) from operations	(4,044)	(7,395)	(5,835)	(5,114)

Pretax loss on sales of businesses	–	(9,552)	–	(109,249)
Income tax benefit	–	1,764	–	(39,709)

Net loss on sales of businesses	–	(11,316)	–	(69,540)

Net loss from discontinued operations	$(4,044)	$(18,711)	$(5,835)	$(74,654)

15.	Regulatory Requirements – HRB Bank

The following table sets forth HRB Bank’s regulatory capital requirements calculated in its Call Report, as filed with the Federal Financial Institutions Examination Council (FFIEC):

	(dollars in 000s)
	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of September 30, 2012:
Total risk-based capital ratio (1)	$462,454	128.2%	$28,868	8.0%		$36,085	10.0%
Tier 1 risk-based capital ratio (2)	457,760	126.9%	N/A	N/A		21,651	6.0%
Tier 1 capital ratio (leverage) (3)	457,760	36.8%	49,696	4.0	%(5)	62,120	5.0%
Tangible equity ratio (4)	457,760	36.8%	18,636	1.5%		N/A	N/A

As of March 31, 2012:
Total risk-based capital ratio (1)	$458,860	120.3%	$30,513	8.0%		$38,141	10.0%
Tier 1 risk-based capital ratio (2)	453,800	119.0%	N/A	N/A		22,885	6.0%
Tier 1 capital ratio (leverage) (3)	453,800	29.4%	185,252	12.0%		77,188	5.0%
Tangible equity ratio (4)	453,800	29.4%	23,157	1.5%		N/A	N/A
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

As of October 31, 2012, HRB Bank’s leverage ratio was  35.7%.

16.	Segment Information
Results	of our continuing operations by reportable operating segment are as follows:

	(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
Revenues:
Tax Services	$129,819	$121,018	$220,072	$212,443
Corporate	7,444	8,176	13,680	17,374

	$137,263	$129,194	$233,752	$229,817

Pretax income (loss):
Tax Services	$(130,109)	$(173,966)	$(271,014)	$(343,449)
Corporate	(32,179)	(29,963)	(60,543)	(61,081)

Loss from continuing operations before tax benefit	$(162,288)	$(203,929)	$(331,557)	$(404,530)

17.	New Accounting Standards

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

18.	Condensed Consolidating Financial Statements

Block Financial LLC (Block Financial) is an indirect, wholly-owned subsidiary of the Company. Block Financial is the Issuer and the Company is the Guarantor of the Senior Notes issued on October 25, 2012, January 11, 2008 and October 26, 2004, our 2012 CLOC, and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)					(in 000s)
Three months ended October 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$17,986	$119,299	$(22)	$137,263

Cost of revenues	–	33,871	178,162	(22)	212,011
Selling, general and administrative	–	7,321	83,006	–	90,327

Total expenses	–	41,192	261,168	(22)	302,338

Operating loss	–	(23,206)	(141,869)	–	(165,075)
Other income (expense), net	(162,288)	1,186	1,601	162,288	2,787

Loss from continuing operations before tax benefit	(162,288)	(22,020)	(140,268)	162,288	(162,288)
Income tax benefit	(61,089)	(6,703)	(54,386)	61,089	(61,089)

Net loss from continuing operations	(101,199)	(15,317)	(85,882)	101,199	(101,199)
Net loss from discontinued operations	(4,044)	(3,909)	(135)	4,044	(4,044)

Net loss	(105,243)	(19,226)	(86,017)	105,243	(105,243)
Other comprehensive income	1,335	119	1,216	(1,335)	1,335

Comprehensive loss	$(103,908)	$(19,107)	$(84,801)	$103,908	$(103,908)

Three months ended October 31, 2011	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$17,560	$111,634	$–	$129,194

Cost of revenues	–	36,978	190,635	–	227,613
Selling, general and administrative	–	6,444	101,568	–	108,012

Total expenses	–	43,422	292,203	–	335,625

Operating loss	–	(25,862)	(180,569)	–	(206,431)
Other income (expense), net	(203,929)	3,065	(563)	203,929	2,502

Loss from continuing operations before tax benefit	(203,929)	(22,797)	(181,132)	203,929	(203,929)
Income tax benefit	(80,916)	(15,063)	(65,853)	80,916	(80,916)

Net loss from continuing operations	(123,013)	(7,734)	(115,279)	123,013	(123,013)
Net income (loss) from discontinued operations	(18,711)	(19,066)	355	18,711	(18,711)

Net loss	(141,724)	(26,800)	(114,924)	141,724	(141,724)
Other comprehensive income (loss)	(8,333)	843	(9,176)	8,333	(8,333)

Comprehensive loss	$(150,057)	$(25,957)	$(124,100)	$150,057	$(150,057)

Six months ended October 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$39,915	$193,915	$(78)	$233,752

Cost of revenues	–	68,813	336,700	(78)	405,435
Selling, general and administrative	–	14,961	150,844	–	165,805

Total expenses	–	83,774	487,544	(78)	571,240

Operating loss	–	(43,859)	(293,629)	–	(337,488)
Other income (expense), net	(331,557)	2,510	3,421	331,557	5,931

Loss from continuing operations before tax benefit	(331,557)	(41,349)	(290,208)	331,557	(331,557)
Income tax benefit	(124,708)	(14,958)	(109,750)	124,708	(124,708)

Net loss from continuing operations	(206,849)	(26,391)	(180,458)	206,849	(206,849)
Net income (loss) from discontinued operations	(5,835)	(6,020)	185	5,835	(5,835)

Net loss	(212,684)	(32,411)	(180,273)	212,684	(212,684)
Other comprehensive income (loss)	(3,460)	254	(3,714)	3,460	(3,460)

Comprehensive loss	$(216,144)	$(32,157)	$(183,987)	$216,144	$(216,144)

Six months ended October 31, 2011	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$39,333	$190,484	$–	$229,817

Cost of revenues	–	74,640	365,557	–	440,197
Selling, general and administrative	–	14,339	186,326	–	200,665

Total expenses	–	88,979	551,883	–	640,862

Operating loss	–	(49,646)	(361,399)	–	(411,045)
Other income (expense), net	(404,530)	6,346	169	404,530	6,515

Loss from continuing operations before tax benefit	(404,530)	(43,300)	(361,230)	404,530	(404,530)
Income tax benefit	(162,362)	(16,913)	(145,449)	162,362	(162,362)

Net loss from continuing operations	(242,168)	(26,387)	(215,781)	242,168	(242,168)
Net loss from discontinued operations	(74,654)	(20,703)	(53,951)	74,654	(74,654)

Net loss	(316,822)	(47,090)	(269,732)	316,822	(316,822)
Other comprehensive income (loss)	(6,874)	1,765	(8,639)	6,874	(6,874)

Comprehensive loss	$(323,696)	$(45,325)	$(278,371)	$323,696	$(323,696)

Condensed Consolidating Balance Sheets					(in 000s)
As of October 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$–	$491,772	$769,995	$(866)	$1,260,901
Cash & cash equivalents – restricted	–	696	37,971	–	38,667
Receivables, net	–	98,007	26,504	–	124,511
Mortgage loans held for investment	–	370,850	–	–	370,850
Intangible assets and goodwill, net	–	–	696,788	–	696,788
Investments in subsidiaries	2,906,582	641	19	(2,906,582)	660
Other assets	9,357	611,904	783,092	–	1,404,353

Total assets	$2,915,939	$1,573,870	$2,314,369	$(2,907,448)	$3,896,730

Customer deposits	$–	$790,972	$–	$(866)	$790,106
Long-term debt	–	1,496,695	10,108	–	1,506,803
Other liabilities	308	284,042	622,538	–	906,888
Net intercompany advances	2,222,698	(689,702)	(1,532,996)	–	–
Stockholders’ equity	692,933	(308,137)	3,214,719	(2,906,582)	692,933

Total liabilities and stockholders’ equity	$2,915,939	$1,573,870	$2,314,369	$(2,907,448)	$3,896,730

As of April 30, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$–	$515,147	$1,430,030	$(843)	$1,944,334
Cash & cash equivalents – restricted	–	8,814	39,286	–	48,100
Receivables, net	–	90,755	103,103	–	193,858
Mortgage loans held for investment, net	–	406,201	–	–	406,201
Intangible assets and goodwill, net	–	–	692,017	–	692,017
Investments in subsidiaries	2,525,473	–	715	(2,525,473)	715
Other assets	8,887	623,032	732,423	–	1,364,342

Total assets	$2,534,360	$1,643,949	$2,997,574	$(2,526,316)	$4,649,567

Customer deposits	$–	$828,392	$–	$(843)	$827,549
Long-term debt	–	999,325	41,224	–	1,040,549
Other liabilities	22,690	(33,609)	1,466,496	–	1,455,577
Net intercompany advances	1,185,778	62,734	(1,248,512)	–	–
Stockholders’ equity	1,325,892	(212,893)	2,738,366	(2,525,473)	1,325,892

Total liabilities and stockholders’ equity	$2,534,360	$1,643,949	$2,997,574	$(2,526,316)	$4,649,567

Condensed Consolidating Statements of Cash Flows					(in 000s)
Six months ended October 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$(367)	$2,026	$(568,695)	$–	$(567,036)

Cash flows from investing:
Purchases of AFS securities	–	(67,474)	–	–	(67,474)
Maturities of AFS securities	–	53,064	34	–	53,098
Mortgage loans held for investment, net	–	23,608	–	–	23,608
Purchases of property & equipment, net	–	(912)	(59,808)	–	(60,720)
Payments made for acquisitions of businesses and intangibles, net	–	–	(10,442)	–	(10,442)
Proceeds from sales of businesses, net	–	–	943	–	943
Loans made to franchisees	–	(20,670)	–	–	(20,670)
Repayments from franchisees	–	8,303	–	–	8,303
Net intercompany advances	447,426	–	–	(447,426)	–
Other, net	–	5,023	4,252	–	9,275

Net cash provided by (used in) investing activities	447,426	942	(65,021)	(447,426)	(64,079)

Cash flows from financing:
Repayments of long-term debt	–	–	(30,831)	–	(30,831)
Proceeds from long-term debt	–	497,185	–	–	497,185
Customer banking deposits, net	–	(37,890)	–	(23)	(37,913)
Dividends paid	(108,428)	–	–	–	(108,428)
Repurchase of common stock	(339,919)	–	–	–	(339,919)
Proceeds from exercise of stock options, net	1,288	–	–	–	1,288
Net intercompany advances	–	(475,147)	27,721	447,426	–
Other, net	–	(10,491)	(22,513)	–	(33,004)

Net cash used in financing activities	(447,059)	(26,343)	(25,623)	447,403	(51,622)

Effects of exchange rates on cash	–	–	(696)	–	(696)

Net decrease in cash	–	(23,375)	(660,035)	(23)	(683,433)
Cash – beginning of period	–	515,147	1,430,030	(843)	1,944,334

Cash – end of period	$–	$491,772	$769,995	$(866)	$1,260,901

Six months ended October 31, 2011	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$5,821	$(40,451)	$(547,998)	$–	$(582,628)

Cash flows from investing:
Purchases of AFS securities	–	(155,159)	–	–	(155,159)
Maturities of AFS securities	–	22,199	1,050	–	23,249
Mortgage loans held for investment, net	–	22,978	–	–	22,978
Purchases of property & equipment, net	–	(94)	(40,416)	–	(40,510)
Payments made for acquisitions of businesses and intangibles, net	–	–	(8,164)	–	(8,164)
Proceeds from sales of businesses, net	–	–	37,036	–	37,036
Loans made to franchisees	–	(27,682)	–	–	(27,682)
Repayments from franchisees	–	7,447	–	–	7,447
Net intercompany advances	266,274	–	–	(266,274)	–
Other, net	–	6,101	7,584	–	13,685

Net cash provided by (used in) investing activities	266,274	(124,210)	(2,910)	(266,274)	(127,120)

Cash flows from financing:
Repayments of commercial paper	–	(37,989)	–	–	(37,989)
Proceeds from commercial paper	–	77,979	–	–	77,979
Customer banking deposits, net	–	(129,055)	–	(230)	(129,285)
Dividends paid	(91,446)	–	–	–	(91,446)
Repurchase of common stock	(180,222)	–	–	–	(180,222)
Proceeds from exercise of stock options, net	(430)	–	–	–	(430)
Net intercompany advances	–	17,228	(283,502)	266,274	–
Other, net	3	952	(29,012)	–	(28,057)

Net cash used in financing activities	(272,095)	(70,885)	(312,514)	266,044	(389,450)

Effects of exchange rates on cash	–	–	(6,035)	–	(6,035)

Net decrease in cash	–	(235,546)	(869,457)	(230)	(1,105,233)
Cash – beginning of period	–	616,238	1,061,656	(50)	1,677,844

Cash – end of period	$–	$380,692	$192,199	$(280)	$572,611

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

We are in the process of evaluating alternative means of ceasing to be a savings and loan holding company (SLHC), in which case we would no longer be subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve) as an SLHC. In connection with that evaluation, we are exploring alternatives to continue delivering financial products and services to our customers. Our evaluation of alternatives is in its early stages and therefore we cannot predict the timing, the circumstances, or the likelihood of us ceasing to be regulated as an SLHC.

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

Tax Services – Operating Results				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
Tax preparation fees	$78,248	$73,038	$111,141	$107,959
Fees from Peace of Mind guarantees	18,572	18,892	45,555	46,073
Fees from Emerald Card activities	8,281	7,660	20,337	18,901
Royalties	9,630	7,929	15,481	13,632
Other	15,088	13,499	27,558	25,878

Total revenues	129,819	121,018	220,072	212,443

Compensation and benefits:
Field wages	45,290	52,951	77,698	89,798
Administrative and support wages	34,592	34,548	68,959	67,603
Benefits and other compensation	18,765	19,956	33,539	37,445

	98,647	107,455	180,196	194,846
Occupancy and equipment	82,267	86,478	162,118	169,815
Depreciation and amortization	23,393	30,248	43,864	51,698
Marketing and advertising	11,386	13,188	18,838	19,909
Other	44,989	56,809	86,594	118,712
Loss (gain) on sale of tax offices	(754)	806	(524)	912

Total expenses	259,928	294,984	491,086	555,892

Pretax loss	$(130,109)	$(173,966)	$(271,014)	$(343,449)

Three months ended October 31, 2012 compared to October 31, 2011

Tax Services’ revenues increased $8.8 million, or 7.3% from the prior year. Tax preparation fees increased $5.2 million, or 7.1%, due to strong tax season results in Australia, where tax returns prepared increased over 8% in the current quarter.

Total expenses decreased $35.1 million, or 11.9%, from the prior year. Compensation and benefits declined $8.8 million, or 8.2%, primarily due to the reduction in force at the end of fiscal year 2012. Occupancy and equipment expenses decreased $4.2 million, or 4.9%, primarily due to reductions in rent expense resulting from office closings. Depreciation and amortization declined $6.9 million, or 22.7%, reflecting the write-off of certain intangible assets in the prior year in connection with the discontinuation of our Express Tax brand. Other expenses declined $11.8 million, or 20.8%, primarily due to legal charges recorded in the prior year.

The pretax loss for the three months ended October 31, 2012 and 2011 was $130.1 million and $174.0 million, respectively.

Six months ended October 31, 2012 compared to October 31, 2011

Tax Services’ revenues increased $7.6 million, or 3.6%, from the prior year. Tax preparation fees increased $3.2 million, or 2.9%, due primarily to strong tax season results in Australia, partially offset by additional revenue in the prior year resulting from an extension of the Canadian tax season.

Total expenses decreased $64.8 million, or 11.7%, from the prior year. Compensation and benefits declined $14.7 million, or 7.5%, primarily due to the reduction in force at the end of fiscal year 2012. Occupancy and equipment expenses decreased $7.7 million, or 4.5%, primarily due to reductions in rent expense resulting from office closings. Depreciation and amortization declined $7.8 million, or 15.2%, reflecting the write-off of certain intangible assets in the prior year in connection with the discontinuation of our Express Tax brand. Other expenses declined $32.1 million, or 27.1%, primarily due to legal charges recorded in the prior year.

The pretax loss for the six months ended October 31, 2012 and 2011 was $271.0 million and $343.4 million, respectively.

CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS

Corporate operating losses include net interest margin and gains or losses relating to mortgage loans held for investment, real estate owned and residual interests in securitizations, along with interest expense on borrowings and other corporate expenses.

Corporate – Operating Results				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
Interest income on mortgage loans held for investment	$4,168	$5,151	$8,585	$10,812
Other	3,276	3,025	5,095	6,562

Total revenues	7,444	8,176	13,680	17,374

Interest expense	21,903	20,975	42,571	41,993
Provision for loan losses	2,750	7,125	6,750	12,750
Other	14,970	10,039	24,902	23,712

Total expenses	39,623	38,139	74,223	78,455

Pretax loss	$(32,179)	$(29,963)	$(60,543)	$(61,081)

Three months ended October 31, 2012 compared to October 31, 2011

The pretax loss for the three months ended October 31, 2012 totaled $32.2 million, or $2.2 million worse than the prior year. Interest income on mortgage loans and provisions for loan losses declined $1.0 million and $4.4 million, respectively, as a result of the continued run-off of our mortgage loan portfolio. Other expenses increased $4.9 million from the prior year primarily due to the timing of employee benefits costs and higher consulting expenses.

Six months ended October 31, 2012 compared to October 31, 2011

The pretax loss for the six months ended October 31, 2012 totaled $60.5 million, an improvement of $0.5 million over the prior year. Interest income on mortgage loans and provisions for loan losses declined $2.2 million and $6.0 million, respectively, as a result of the continued run-off of our mortgage loan portfolio.

Income Taxes on Continuing Operations

Our effective tax rate for continuing operations was 37.6% for the three and six months ended October 31, 2012, respectively, compared to 39.7% and 40.1% for the three and six months ended October 31, 2011, respectively. Due to losses in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. During the six months ended October 31, 2012, a net discrete tax expense of $4.2 million was recorded compared to a net discrete tax benefit of $2.5 million in the same period of the prior year. This net difference in discrete tax expense primarily related to differences in income tax reserves recorded.

DISCONTINUED OPERATIONS

Our discontinued operations include our previously reported Business Services segment and our discontinued mortgage operations.

Discontinued Operations – Operating Results				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
Revenues	$–	$199,042	$–	$365,928

Pretax income (loss) from operations:
RSM and related businesses	$(221)	$10,583	$307	$17,714
Mortgage	(6,411)	(23,980)	(9,874)	(26,634)

	(6,632)	(13,397)	(9,567)	(8,920)
Income taxes (benefit)	(2,588)	(6,002)	(3,732)	(3,806)

Net income (loss) from operations	(4,044)	(7,395)	(5,835)	(5,114)

Pretax loss on sales of businesses	–	(9,552)	–	(109,249)
Income tax benefit	–	1,764	–	(39,709)

Net loss on sales of businesses	–	(11,316)	–	(69,540)

Net loss from discontinued operations	$(4,044)	$(18,711)	$(5,835)	$(74,654)

Three months ended October 31, 2012 compared to October 31, 2011

The net loss from our discontinued operations totaled $4.0 million for the three months ended October 31, 2012. The net loss in the prior year totaled $18.7 million, and included a $20.0 million pretax provision for estimated losses on representation and warranty claims.

Six months ended October 31, 2012 compared to October 31, 2011

The net loss from our discontinued operations totaled $5.8 million for the six months ended October 31, 2012. The net loss in the prior year totaled $74.7 million, and included a $99.7 million pretax goodwill impairment related to the sales of RSM McGladrey, Inc. (RSM) and McGladrey Capital Markets LLC (MCM).

Representation and Warranty Claims

SCC has accrued a liability as of October 31, 2012 for estimated contingent losses arising from representations and warranties on loans and securities it originated and sold, of $129.3 million, which represents SCC’s estimate of the probable loss that may occur. Loss payments on claims reviewed and deemed to be valid totaled $0.8 million and $3.3 million for the six months ended October 31, 2012 and 2011, respectively. These amounts were recorded as reductions of SCC’s accrued representation and warranty liability.

See additional discussion in Item 1, note 12 to the consolidated financial statements.

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

Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our unsecured committed line of credit (2012 CLOC), we believe that in the absence of any unexpected developments, our existing sources of capital at October 31, 2012 are sufficient to meet our operating needs. See discussions in Item 1, note 7 to the consolidated financial statements for details of our 2012 CLOC and in “Regulatory Environment” below for details of pending regulatory changes.

OPERATING ACTIVITIES – Cash used in operations totaled $567.0 million for the six months ended October 31, 2012, compared with $582.6 million for the same period last year. This decrease is due to lower tax payments and operating losses in the current year, partially offset by the payment of previously accrued legal settlements.

Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents – restricted totaled $38.7 million at October 31, 2012, and primarily consisted of cash held by our captive insurance subsidiary that will be used to pay claims and cash held by HRB Bank required for regulatory compliance.

INVESTING ACTIVITIES – Cash used in investing activities totaled $64.1 million for the current period, compared to $127.1 million in the same period last year.

Available-for-Sale Securities. During the six months ended October 31, 2012, HRB Bank purchased $67.5 million in mortgage-backed securities, compared to $155.2 million in the prior year. Additionally, we received payments as a result of sales or maturing AFS securities of $53.1 million during the six months ended October 31, 2012 compared to $23.2 million in the prior year.

Mortgage Loans Held for Investment. We received net proceeds of $23.6 million and $23.0 million on our mortgage loans held for investment for the first six months of fiscal years 2013 and 2012, respectively.

Purchases of Property and Equipment. Total cash paid for property and equipment was $60.7 million and $40.5 million for the six months ended October 31, 2012 and 2011, respectively. This increase was primarily a result of upgrades to our tax offices.

Acquisitions of Businesses and Intangibles. Total cash paid for acquisitions was $10.4 million and $8.2 million during the six months ended October 31, 2012 and 2011, respectively.

Sales of Businesses. Proceeds from the sales of businesses totaled $37.0 million for the six months ended October 31, 2011, as our former Business Services segment sold one of their ancillary businesses for $20.3 million. We also sold 83 tax offices in the prior year. The majority of these sales were financed through affiliate loans.

Loans Made to Franchisees. Loans made to franchisees totaled $20.7 million and $27.7 million for the six months ended October 31, 2012 and 2011, respectively.

FINANCING ACTIVITIES – Cash used in financing activities totaled $51.6 million for the six months ended October 31, 2012, compared to $389.5 million in the same period last year, primarily due to the issuance of new long-term debt.

Proceeds from the Issuance of Long-Term Debt. On October 25, 2012, we issued $500.0 million of 5.50% Senior Notes. The Senior Notes are due November 1, 2022, and are not redeemable by the bondholders prior to maturity.

On October 25, 2012, we provided notice to the trustee of our intention to redeem the entire principal amount of the $600.0 million Senior Notes due in January 2013. The redemption settled on November 26, 2012 at a price of $623.0 million. Proceeds of the $500.0 million Senior Notes and other cash balances were used to repay the $600.0 million Senior Notes.

Customer Banking Deposits. Customer banking deposits decreased $37.9 million for the six months ended October 31, 2012 compared to a decrease of $129.3 million in the prior year. In the current fiscal year, we sought to increase our level of customer deposits earlier in the fiscal year as a means of funding our Emerald Advance lines of credit for the upcoming tax season.

Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $108.4 million and $91.4 million for the six months ended October 31, 2012 and 2011, respectively.

Repurchase and Retirement of Common Stock. We purchased and immediately retired 21.3 million shares of our common stock at a cost of $315.0 million during the six months ended October 31, 2012. We also paid cash totaling $22.5 million related to 1.5 million shares that had not yet settled and was accrued as of April 30, 2012. During the six months ended October 31, 2011, we purchased and immediately retired 13.0 million shares of our common stock at a cost of $177.5 million.

In June 2012, our Board of Directors extended the authorization to purchase up to $2.0 billion of our common stock through June 2015. There was $857.5 million remaining under this authorization at October 31, 2012.

HRB BANK – At October 31, 2012, HRB Bank had cash balances of $490.6 million, compared to $513.5 million at April 30, 2012. Distribution of that cash balance would be subject to regulatory approval and it is therefore not available for general corporate purposes.

Block Financial LLC (Block Financial) typically makes capital contributions to HRB Bank to help meet its capital requirements. Block Financial made capital contributions to HRB Bank of $400.0 million during fiscal year 2012. No such contributions were made during the six months ended October 31, 2012.

ASSETS HELD BY FOREIGN SUBSIDIARIES – At October 31, 2012, cash and short-term investment balances of $124.4 million were held by our foreign subsidiaries. These funds would have to be repatriated to be available to fund domestic operations, and income taxes would be accrued and paid on those amounts. While we do not currently have any plans in place to repatriate funds held by our foreign subsidiaries, we are evaluating the possibility of a related party purchase of intangibles by our Canadian and/or Australian subsidiaries. Such a purchase would reduce the cash held by these foreign subsidiaries.

BORROWINGS

The following chart provides the debt ratings for Block Financial as of October 31, 2012:

	Short-term	Long-term	Outlook
Moody’s	P-2	Baa2	Negative
S&P	A-2	BBB	Negative

Other than the items discussed in Item 1, notes 7 and 12 to the consolidated financial statements, there have been no other material changes in our borrowings from those reported at April 30, 2012 in our Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than the items discussed in Item 1, note 7 to the consolidated financial statements, there have been no other material changes in our contractual obligations and commercial commitments from those reported at April 30, 2012 in our Annual Report on Form 10-K.

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

On June 7, 2012, the Federal Reserve issued a notice of proposed rulemaking on increased capital requirements, implementing changes required by the Dodd-Frank Act and aspects of the Basel III regulatory capital reforms, portions of which would apply to top-tier SLHCs including H&R Block, Inc. Later in June 2012, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) joined the Federal Reserve in requesting comments on the notice of proposed rulemaking. The proposed rules include new risk-based capital and leverage ratios including (1) minimum common equity Tier 1 risk-based capital ratio of 4.5%; (2) minimum Tier 1 risk-based capital ratio of 6.0%; (3) minimum total risk-based capital ratio of 8.0%; and (4) minimum Tier 1 capital to adjusted average consolidated assets (leverage ratio) of 4.0%. The proposed rules also require the subtraction of goodwill and other intangibles from GAAP capital for the purposes of calculating Tier 1 capital. The proposed capital requirements for SLHCs, if implemented as proposed, would require us to retain additional capital, restrict our ability to (or the level at which we would be able to) pay dividends and repurchase shares of our common stock and/or alter our strategic plans. As originally proposed, these capital requirements would have been phased in incrementally beginning January 1, 2013, with full implementation to occur by January 1, 2015. However, the Federal Reserve announced on November 9, 2012 that the implementation would be postponed beyond January 1, 2013 to an unspecified date.

The proposed rules also add a requirement for a minimum capital conservation buffer of 2.5% of risk-weighted assets, which would be incremental to each of the above ratios except for the leverage ratio. If implemented as proposed, the conservation buffer would be phased in, starting at 0.625% on January 1, 2016, increasing by that amount each year until fully implemented effective January 1, 2019. The capital conservation buffer would result in the following minimum ratios: (1) a common equity Tier 1 risk-based capital ratio of 7.0%; (2) a Tier 1 risk-based capital ratio of 8.5%; and (3) a total risk-based capital ratio of 10.5%. Failure to maintain a conservation buffer would result in restrictions on capital distributions, which includes dividends and share repurchase activity, and certain discretionary cash bonus payments to executive officers.

The deadline for comment on the proposed rules ended on October 22, 2012, and various banking associations, industry groups, and individual companies provided comments on the proposed rules to the regulators. We filed a comment letter asking the Federal Reserve to follow the Collins Amendment, which includes provisions that defer the effective date for new minimum capital requirements for SLHCs until July 21, 2015, and make the proposed capital requirements for SLHCs effective no earlier than such date. The regulators will now review the comments and publish final rules, which may vary substantially from the proposed rules. As such, the regulations ultimately applicable to our Holding Companies may be substantially different from the proposed regulations. If such regulations are implemented as proposed, banks and their holding companies, including our Holding Companies, will be subject to higher minimum capital requirements and will be required to hold a greater amount of equity than currently required. We will continue to monitor the rulemaking process for any modifications or clarifications that may be made prior to finalization. There is no assurance that the proposed rules will be adopted in their current form, what changes may be made prior to adoption, when the final rules will be effective, or how the final rules would ultimately affect our business. As discussed below in Part II, Item 1A, “Risk Factors,” we are in the process of evaluating alternative means of ceasing to be an SLHC, in which case we would no longer be subject to regulation by the Federal Reserve as an SLHC.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 13 to the consolidated financial statements.

ITEM 1A.	RISK FACTORS

Proposed Federal Reserve capital requirements may restrict our capital allocation strategies and we are therefore exploring alternatives to cease being a SLHC. If we were to cease being a SLHC, the means we use to deliver financial products and services to our customers and the profitability of those offerings could be adversely impacted.

Our subsidiary, HRB Bank, is a federal savings bank chartered under the Home Owner’s Loan Act of 1933, as amended. Our Holding Companies are SLHCs because they control HRB Bank.

The Dodd-Frank Act requires the Federal Reserve to promulgate minimum capital requirements for SLHCs, including leverage and risk-based capital requirements that are no less stringent than those applicable to insured depository institutions at the time the Dodd-Frank Act was enacted. On June 7, 2012, the Federal Reserve issued a notice of proposed rulemaking on regulatory capital requirements, implementing changes required by the Dodd-Frank Act and aspects of the Basel III regulatory capital reforms, portions of which would apply to our Holding Companies (“Proposed Capital Rules”). The OCC, which regulates HRB Bank, and the FDIC joined the Federal Reserve in requesting comments on the Proposed Capital Rules, and on August 8, 2012, the comment period was extended until October 22, 2012. We provided formal comments on the Proposed Capital Rules. It is currently unclear what the regulatory capital requirements for SLHCs will be and when such capital requirements will become effective. The Federal Reserve announced on November 9, 2012 that the implementation would be postponed beyond January 1, 2013 to an unspecified date.

In connection with its first examination of the Company, the Federal Reserve Bank of Kansas City, the Company’s primary banking regulator, has requested that the Company include in its policies the guidance set forth in Supervisory Letter SR 09-4 (March 27, 2009) regarding the payment of dividends, stock redemptions and stock repurchases by bank holding companies. In Supervisory Letter SR 11-11 (July 21, 2011), the Federal Reserve described the supervisory approach it would use to examine SLHCs and directed examiners to apply the principles of SR 09-4 to SLHCs.

This guidance would require our Holding Companies to retain significant additional capital, even though HRB Bank has regulatory capital substantially above the “well capitalized” level. At this time, we do not foresee regulatory flexibility in this regard in light of the Federal Reserve’s views of the statutory requirements imposed under the Dodd-Frank Act. Accordingly, while our current belief is that dividends at current levels would continue to be permitted as long as HRB Bank remains well capitalized, the Federal Reserve will closely supervise and likely restrict other capital allocation decisions, including stock repurchases, acquisitions, and other forms of strategic investment. We believe that such regulatory constraints are inconsistent with our strategic plans, operational needs, and growth objectives.

We are in the process of evaluating alternative means of ceasing to be an SLHC, in which case we would no longer be subject to regulation by the Federal Reserve as an SLHC. In connection with that evaluation, we are exploring alternatives to continue delivering financial products and services to our customers.

Our evaluation of alternatives is in its early stages and therefore we cannot predict the timing, the circumstances, or the likelihood of us ceasing to be regulated as an SLHC, or whether cessation of SLHC status would have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.

There have been no other material changes in our risk factors from those reported at April 30, 2012 in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2013 is as follows:

			(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum $ Value of Shares that May Be Purchased Under the Plans or Programs
August 1 – August 31	4	$15.70	–	$857,504
September 1 – September 30	3	$16.78	–	$857,504
October 1 – October 31	41	$17.64	–	$857,504

(1)

Total shares of 48 thousand were purchased in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

(2)	In June 2012, our Board of Directors extended the authorization to purchase up to $2.0 billion of our common stock through June 2015.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Bylaws of H&R Block, Inc., as amended through September 13, 2012, filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed September 14, 2012, file number 1-6089, is incorporated herein by reference.
4.1	Officer’s Certificate, dated October 25, 2012, in respect of 5.50% Notes due 2022 of Block Financial LLC, filed as Exhibit 4.1 to the Company’s current report on Form 8-K filed October 25, 2012, file number 1-6089, is incorporated herein by reference.
4.2	Form of 5.50% Note due 2022 of Block Financial LLC, filed as Exhibit 4.2 to the Company’s current report on Form 8-K filed October 25, 2012, file number 1-6089, is incorporated herein by reference.
10.1*	H&R Block Deferred Compensation Plan for Executives, as amended and restated on November 9, 2012.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.REF	XBRL Taxonomy Extension Reference Linkbase

*	Indicates management contracts, compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

William C. Cobb
President and Chief Executive Officer
December 6, 2012

Gregory J. Macfarlane
Chief Financial Officer
December 6, 2012

Jeffrey T. Brown
Chief Accounting and Risk Officer
December 6, 2012