Form 10-Q
period 2013-01-31
H&R BLOCK INC
filed 2013-03-07
CIK 12659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on February 28, 2013 was 272,319,178 shares.

Form 10-Q for the Period Ended January 31, 2013

CONSOLIDATED BALANCE SHEETS	(amounts in 000s, except share and per share amounts)
As of	January 31, 2013	April 30, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$ 418,385	$1,944,334
Cash and cash equivalents – restricted	37,958	48,100
Receivables, less allowance for doubtful accounts of $44,829 and $44,589	949,160	193,858
Prepaid expenses and other current assets	331,046	314,702

Total current assets	1,736,549	2,500,994

Mortgage loans held for investment, less allowance for loan losses of $17,256 and $26,540	357,887	406,201
Investments in available-for-sale securities	396,312	371,315
Property and equipment, at cost, less accumulated depreciation and amortization of $581,246 and $622,313	290,165	252,985
Intangible assets, net	271,523	264,451
Goodwill	435,256	427,566
Other assets	444,804	426,055

Total assets	$3,932,496	$4,649,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Commercial paper borrowings	$ 424,967	$ –
Customer banking deposits	1,036,968	827,549
Accounts payable, accrued expenses and other current liabilities	479,660	567,079
Accrued salaries, wages and payroll taxes	103,538	163,992
Accrued income taxes	17,348	336,374
Current portion of long-term debt	713	631,434

Total current liabilities	2,063,194	2,526,428
Long-term debt	906,012	409,115
Other noncurrent liabilities	328,402	388,132

Total liabilities	3,297,608	3,323,675

Commitments and contingencies

Stockholders’ equity:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 316,628,110 and 397,886,599	3,166	3,979
Additional paid-in capital	747,398	796,784
Accumulated other comprehensive income	9,055	12,145
Retained earnings	723,676	2,523,997
Less treasury shares, at cost	(848,407)	(2,011,013)

Total stockholders’ equity	634,888	1,325,892

Total liabilities and stockholders’ equity	$ 3,932,496	$4,649,567

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS			(Unaudited, amounts in 000s, except per share amounts)
AND COMPREHENSIVE INCOME (LOSS)

	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
Revenues:
Service revenues	$362,194	$524,240	$558,528	$717,243
Product and other revenues	71,485	99,564	89,171	116,117
Interest income	38,300	39,476	58,032	59,737

	471,979	663,280	705,731	893,097

Expenses:
Cost of revenues:
Compensation and benefits	160,081	207,480	254,430	316,139
Occupancy and equipment	84,710	93,024	247,059	263,078
Depreciation/amortization of property and equipment	20,067	17,770	54,299	50,894
Provision for bad debt and loan losses	43,028	52,932	51,398	68,423
Interest	19,428	23,543	64,895	69,352
Other	50,304	60,491	110,972	127,551

	377,618	455,240	783,053	895,437
Impairment of goodwill	–	–	–	4,257
Selling, general and administrative expenses	186,997	211,736	352,802	408,144

	564,615	666,976	1,135,855	1,307,838

Operating loss	(92,636)	(3,696)	(430,124)	(414,741)
Other income (expense), net	(3,632)	2,670	2,299	9,185

Loss from continuing operations before taxes (benefit)	(96,268)	(1,026)	(427,825)	(405,556)
Income taxes (benefit)	(79,353)	2,541	(204,061)	(159,821)

Net loss from continuing operations	(16,915)	(3,567)	(223,764)	(245,735)
Net income (loss) from discontinued operations	(793)	218	(6,628)	(74,436)

Net loss	$(17,708)	$(3,349)	$(230,392)	$(320,171)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.06)	$(0.01)	$(0.82)	$(0.82)
Net income (loss) from discontinued operations	(0.01)	–	(0.02)	(0.25)

Net loss	$(0.07)	$(0.01)	$(0.84)	$(1.07)

Basic and diluted shares	271,542	292,963	273,281	299,450

Dividends paid per share	$0.20	$0.20	$0.60	$0.50

Comprehensive income (loss):
Net loss	$(17,708)	$(3,349)	$(230,392)	$(320,171)
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) arising during the period, net of taxes (benefit) of $(405), $(199), $(122) and $1,113	(605)	(291)	(248)	1,682
Reclassification adjustment for gains included in income, net of taxes of $ –, $ –, $71 and $58	–	–	(104)	(93)
Change in foreign currency translation adjustments	975	3,341	(2,738)	(5,413)

Other comprehensive income (loss)	370	3,050	(3,090)	(3,824)

Comprehensive loss	$(17,338)	$(299)	$(233,482)	$(323,995)

See Notes to Consolidated Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, amounts in 000s)

Nine months ended January 31,	2013	2012
Net cash used in operating activities	$(1,311,926)	$(1,382,771)

Cash flows from investing activities:
Purchases of available-for-sale securities	(108,351)	(178,014)
Sales, maturities and payments received on available-for-sale securities	86,808	40,473
Principal repayments on mortgage loans held for investment, net	31,205	35,460
Purchases of property and equipment, net	(96,063)	(71,549)
Payments made for acquisitions of businesses and intangibles, net	(20,662)	(16,022)
Proceeds from sales of businesses, net	1,212	533,055
Franchise loans:
Loans funded	(68,874)	(43,649)
Payments received	9,594	8,455
Other, net	(15,185)	15,321

Net cash provided by (used in) investing activities	(180,316)	323,530

Cash flows from financing activities:
Repayments of commercial paper	(789,271)	(413,221)
Proceeds from commercial paper	1,214,238	644,168
Repayments of long-term debt	(636,621)	–
Proceeds from issuance of long-term debt	497,185	–
Customer banking deposits, net	208,753	735,252
Dividends paid	(162,692)	(150,058)
Repurchase of common stock, including shares surrendered	(340,298)	(180,566)
Proceeds from exercise of stock options, net	11,529	(324)
Other, net	(36,113)	(31,424)

Net cash provided by (used in) financing activities	(33,290)	603,827

Effects of exchange rates on cash	(417)	(3,446)

Net decrease in cash and cash equivalents	(1,525,949)	(458,860)
Cash and cash equivalents at beginning of the period	1,944,334	1,677,844

Cash and cash equivalents at end of the period	$418,385	$1,218,984

Supplementary cash flow data:
Income taxes paid, net	$104,986	$163,471
Interest paid on borrowings	62,160	55,266
Interest paid on deposits	4,377	5,170
Transfers of foreclosed loans to other assets	7,208	6,521

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	(unaudited	)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated balance sheet as of January 31, 2013, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended January 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2013 and 2012 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at January 31, 2013 and for all periods presented have been made. See note 14 for discussion of our presentation of discontinued operations.

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

Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 7.7 million shares for the three and nine months ended January 31, 2013, and 9.6 million shares for the three and nine months ended January 31, 2012, as the effect would be antidilutive due to the net loss from continuing operations during those periods.

The computations of basic and diluted loss per share from continuing operations are as follows:

		(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
Net loss from continuing operations attributable to shareholders	$(16,915)	$(3,567)	$(223,764)	$(245,735)
Income (loss) allocated to participating securities (nonvested shares)	62	(24)	199	152

Net loss from continuing operations attributable to common shareholders	$(16,977)	$(3,543)	$(223,963)	$(245,887)

Basic weighted average common shares	271,542	292,963	273,281	299,450
Potential dilutive shares	–	–	–	–

Dilutive weighted average common shares	271,542	292,963	273,281	299,450

Loss per share from continuing operations:
Basic	$(0.06)	$(0.01)	$(0.82)	$(0.82)
Diluted	(0.06)	(0.01)	(0.82)	(0.82)

The weighted average shares outstanding for the three and nine months ended January 31, 2013 decreased to 271.5 million and 273.3 million, respectively, from 293.0 million and 299.5 million for the three and nine months ended January 31, 2012, respectively, primarily due to share repurchases completed during fiscal years 2013 and 2012. During the nine months ended January 31, 2013, we purchased and immediately retired 21.3 million shares of our common stock at a cost of $315.0 million. During the nine months ended January 31, 2012, we purchased and immediately retired 13.0 million shares of our common stock at a cost of $177.5 million. The cost of shares retired during each period was allocated to the components of stockholders’ equity as follows:

	(in 000s)
Nine months ended January 31,	2013	2012
Common stock	$213	$130
Additional paid-in capital	12,542	7,826
Retained earnings	302,245	169,548

	$315,000	$177,504

In addition to the shares we repurchased as described above, during the nine months ended January 31, 2013, we acquired 0.2 million shares of our common stock at an aggregate cost of $2.8 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the nine months ended January 31, 2012, we acquired 0.2 million shares at an aggregate cost of $3.1 million for similar purposes.

We also retired 60.0 million shares of treasury stock during the nine months ended January 31, 2013. This retirement of treasury stock had no impact on our total consolidated stockholders’ equity. The cost of treasury shares retired during the current period was allocated to the following components of stockholders’ equity:

(in 000s)
Common stock	$600
Additional paid-in capital	35,400
Retained earnings	1,104,797

Total cost allocated	1,140,797
Less cost of treasury shares retired	(1,140,797)

Net impact on consolidated stockholders’ equity	$–

During the nine months ended January 31, 2013 and 2012, we issued 1.3 million and 1.0 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.

During the nine months ended January 31, 2013, we granted 1.0 million stock options and 1.5 million nonvested units under our stock-based compensation plans. The weighted average fair value of options granted was $2.79. Stock options or nonvested units granted generally either vest over a three year period with one-third vesting each year or cliff vest at the end of a three-year period. Stock-based compensation expense of our continuing operations totaled $3.7 million and $11.5 million for the three and nine months ended January 31, 2013, respectively, and $2.0 million and $11.0 million for the three and nine months ended January 31, 2012, respectively. At January 31, 2013, unrecognized compensation cost for options totaled $4.6 million, and for nonvested shares and units totaled $25.4 million.

3.	Receivables

Short-term receivables of our continuing operations consist of the following:

	(in 000s)
As of	January 31, 2013	January 31, 2012	April 30, 2012
Emerald Advance lines of credit	$462,576	$443,717	$23,717
Receivables for tax preparation and related fees	250,566	333,636	42,286
Loans to franchisees	110,560	81,415	61,252
Royalties from franchisees	69,627	88,597	5,781
RAC fees receivable	31,680	28,942	–
Receivable from McGladrey & Pullen LLP	–	32,342	–
Other	68,980	91,392	105,411

	993,989	1,100,041	238,447
Allowance for doubtful accounts	(44,829)	(64,139)	(44,589)

	$949,160	$1,035,902	$193,858

The short-term portion of Emerald Advance lines of credit (EAs), loans made to franchisees and credit card balances is included in receivables, while the long-term portion is included in other assets in the consolidated balance sheets. These amounts are as follows:

			(in 000s)
	Emerald Advance Lines of Credit	Loans to Franchisees	Credit Cards
As of January 31, 2013:
Short-term	$462,576	$110,560	$4,220
Long-term	10,465	127,274	16,045

	$473,041	$237,834	$20,265

As of January 31, 2012:
Short-term	$443,717	$81,415	$–
Long-term	15,001	134,136	–

	$458,718	$215,551	$–

As of April 30, 2012:
Short-term	$23,717	$61,252	$–
Long-term	13,007	109,837	–

	$36,724	$171,089	$–

Emerald Advance Lines of Credit. We review the credit quality of our EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of January 31, 2013, by year of origination, are as follows:

		(in 000s)
2013	$435,117
2012	6,936
2011	5,992
2010	3,493
2009 and prior	5,073
Revolving loans	16,430

	$473,041

As of January 31, 2013, January 31, 2012 and April 30, 2012, $30.7 million, $41.4 million and $31.4 million, respectively, of EAs were on non-accrual status and classified as impaired, or more than 60 days past due.

Loans to Franchisees. Loans made to franchisees at January 31, 2013 totaled $237.8 million, and consisted of $144.5 million in term loans and $93.3 million in revolving lines of credit made to existing franchisees primarily for the purpose of funding off-season working capital needs. Loans made to franchisees at January 31, 2012 totaled $215.6 million, and consisted of $150.4 million in term loans and $65.2 million in revolving lines of credit. Loans made to franchisees at April 30, 2012 totaled $171.1 million, and consisted of $127.0 million in term loans and $44.1 million in revolving lines of credit. As of January 31, 2013, we had no loans to franchisees that were past due or on non-accrual status.

Credit Cards. In November 2012, H&R Block Bank, (HRB Bank) began offering unsecured credit cards. These credit cards are offered to selected customers, primarily previous H&R Block clients, based on their credit profile and have a maximum available credit limit of $2,500. Interest income on credit cards is calculated using the average daily balance method and is recognized based on the principal amount outstanding until the outstanding balance is paid or becomes delinquent.

We believe that delinquency rates are the primary indictor of credit quality; however, we also utilize a four-tier approach with Tier 4 representing the most risk. Each tier is comprised of a combination of FICO, Vantage and industry predictive loss models. We do not consider the borrower’s credit score to be a primary indicator since it tends to be a lagging indicator of credit quality. All criteria are evaluated at the time of origination, and are not subsequently updated. Credit card receivable balances as of January 31, 2013, by credit tier, are as follows:

		(in 000s)
Tier 1	$3,779
Tier 2	8,818
Tier 3	2,660
Tier 4	5,008

	$20,265

Credit card receivables are evaluated for impairment when they become delinquent. Amounts deemed to be uncollectible are charged off against the related allowance. As of January 31, 2013, none of these credit card balances were on non-accrual status and classified as impaired, or more than 60 days past due. Payments on past due amounts are recorded as a reduction in the receivable balance.

Allowance for Doubtful Accounts. Activity in the allowance for doubtful accounts for the nine months ended January 31, 2013 and 2012 is as follows:

	(in 000s)
	Balance as of April 30, 2012	Provision	Charge-offs	Balance as of January 31, 2013
Emerald Advance lines of credit	$6,200	$25,519	$–	$31,719
Loans to franchisees	–	42	–	42
Credit cards	–	4,255	–	4,255
All other receivables	38,389	10,666	(40,242)	8,813

Total	$44,589	$40,482	$(40,242)	$44,829

	Balance as of April 30, 2011	Provision	Charge-offs	Balance as of January 31, 2012
Emerald Advance lines of credit	$4,400	$33,570	$–	$37,970
Loans to franchisees	–	–	–	–
Credit cards	–	–	–	–
All other receivables	43,543	17,062	(34,436)	26,169

Total	$47,943	$50,632	$(34,436)	$64,139

We recorded an allowance for credit card receivables equal to 21% of amounts outstanding, based on industry information for similar credit cards. We will adjust our allowance in the future as payment and delinquency trends become available.

There were no changes to our methodology related to the calculation of our allowance for doubtful accounts during the nine months ended January 31, 2013.

4.	Mortgage Loans Held for Investment and Related Assets

The composition of our mortgage loan portfolio as of January 31, 2013 and April 30, 2012 is as follows:

	(dollars in 000s)
As of	January 31, 2013		April 30, 2012
	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$203,624	55%	$238,442	56%
Fixed-rate loans	168,515	45%	190,870	44%

	372,139	100%	429,312	100%
Unamortized deferred fees and costs	3,004		3,429
Less: Allowance for loan losses	(17,256)		(26,540)

	$357,887		$406,201

Our loan loss allowance as a percent of mortgage loans was 4.6% at January 31, 2013, compared to 6.2% at April 30, 2012.

Activity in the allowance for loan losses for the nine months ended January 31, 2013 and 2012 is as follows:

	(in 000s)
Nine months ended January 31,	2013	2012
Balance, beginning of the period	$26,540	$92,087
Provision	10,250	17,275
Recoveries	2,745	160
Charge-offs	(22,279)	(19,573)

Balance, end of the period	$17,256	$89,949

Our allowance decreased significantly from the prior year primarily due to a change in the fourth quarter of fiscal year 2012, whereby we now charge-off loans 180 days past due to the value of the collateral less costs to sell. This change did not have a significant impact on our provision recorded during the nine months ended January 31, 2013.

When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired, including those loans more than 60 days past due or modified as troubled debt restructurings (TDRs), are evaluated individually. The balance of these loans and the related allowance is as follows:

	(in 000s)
As of	January 31, 2013		April 30, 2012
	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance
Pooled	$ 219,345	$ 6,670	$ 248,772	$ 9,237
Impaired:
Individually (TDRs)	59,295	5,013	71,949	7,752
Individually	93,499	5,573	108,591	9,551

	$ 372,139	$ 17,256	$ 429,312	$ 26,540

Our portfolio includes loans originated by Sand Canyon Corporation, previously known as Option One Mortgage Corporation, and its subsidiaries (SCC) and purchased by HRB Bank, which constitute 57% of the total loan portfolio at January 31, 2013. We have experienced higher rates of delinquency and believe that we have greater exposure to loss with respect to this segment of our loan portfolio. Our remaining loan portfolio is characteristic of a prime loan portfolio, and we believe therefore subject to a lower loss exposure. Detail of our mortgage loans held for investment and the related allowance at January 31, 2013 is as follows:

	(dollars in 000s)
	Outstanding	Loan Loss Allowance		% 30+ Days
	Principal Balance	Amount	% of Principal	Past Due
Purchased from SCC	$212,250	$13,596	6.4%	34.5%
All other	159,889	3,660	2.3%	9.2%

	$372,139	$17,256	4.6%	23.6%

Credit quality indicators at January 31, 2013 include the following:

	(in 000s)
Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio
Occupancy status:
Owner occupied	$154,470	$102,180	$256,650
Non-owner occupied	57,780	57,709	115,489

	$212,250	$159,889	$372,139

Documentation level:
Full documentation	$68,413	$116,591	$185,004
Limited documentation	6,889	16,775	23,664
Stated income	118,100	16,385	134,485
No documentation	18,848	10,138	28,986

	$212,250	$159,889	$372,139

Internal risk rating:
High	$68,645	$–	$68,645
Medium	143,605	–	143,605
Low	–	159,889	159,889

	$212,250	$159,889	$372,139

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

Detail of the aging of the mortgage loans in our portfolio as of January 31, 2013 is as follows:

	(in 000s)
	Less than 60 Days Past Due	60–89 Days Past Due	90+ Days Past Due (1)	Total Past Due	Current	Total
Purchased from SCC	$16,752	$3,084	$69,905	$89,741	$122,509	$212,250
All other	7,168	1,089	12,931	21,188	138,701	159,889

	$23,920	$4,173	$82,836	$110,929	$261,210	$372,139

(1) We do not accrue interest on loans past due 90 days or more.

Information related to our non-accrual loans is as follows:

	(in 000s)
As of	January 31, 2013	April 30, 2012
Loans:
Purchased from SCC	$76,235	$88,347
Other	15,761	16,626

	91,996	104,973

TDRs:
Purchased from SCC	3,460	3,166
Other	504	1,270

	3,964	4,436

Total non-accrual loans	$95,960	$109,409

Information related to impaired loans is as follows:

				(in 000s)
	Balance With Allowance	Balance With No Allowance	Total Impaired Loans	Related Allowance
As of January 31, 2013:
Purchased from SCC	$38,938	$ 88,671	$127,609	$ 8,470
Other	6,757	18,428	25,185	2,116

	$45,695	$107,099	$152,794	$10,586

As of April 30, 2012:
Purchased from SCC	$56,128	$ 97,591	$153,719	$14,917
Other	7,137	19,684	26,821	2,386

	$63,265	$117,275	$180,540	$17,303

Information related to the allowance for impaired loans is as follows:

		(in 000s)
As of	January 31, 2013	April 30, 2012
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$ 5,573	$ 9,551
Based on discounted cash flow method	5,013	7,752

	$10,586	$17,303

Information related to activities of our non-performing assets is as follows:

		(in 000s)
Nine months ended January 31,	2013	2012
Average impaired loans:
Purchased from SCC	$137,703	$224,002
All other	25,879	35,421

	$163,582	$259,423

Interest income on impaired loans:
Purchased from SCC	$2,940	$4,340
All other	232	348

	$3,172	$4,688

Interest income on impaired loans recognized on a cash basis on non-accrual status:
Purchased from SCC	$2,881	$4,182
All other	214	324

	$3,095	$4,506

Activity related to our real estate owned (REO) is as follows:

		(in 000s)
Nine months ended January 31,	2013	2012
Balance, beginning of the period	$14,972	$19,532
Additions	7,208	6,521
Sales	(6,652)	(7,933)
Writedowns	(1,676)	(2,193)

Balance, end of the period	$13,852	$15,927

5.	Investments in Available-for-Sale Securities

The amortized cost and fair value of securities classified as available-for-sale (AFS) held at January 31, 2013 and April 30, 2012 are summarized below:

								(in 000s)
As of	January 31, 2013				April 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
Short-term:
Municipal bonds	$1,000	$1	$–	$1,001	$1,008	$29	$–	$1,037
Long-term:
Mortgage-backed securities	386,741	5,825	(780)	391,786	361,184	5,620	(121)	366,683
Municipal bonds	4,192	334	–	4,526	4,236	396	–	4,632

	390,933	6,159	(780)	396,312	365,420	6,016	(121)	371,315

Total	$391,933	$6,160	$(780)	$397,313	$366,428	$6,045	$(121)	$372,352

(1)      At January 31, 2013, we had no securities that had been in a continuous loss position for more than twelve months. At April 30, 2012, mortgage-backed securities with a cost of $8.1 million and gross unrealized losses of $21 thousand had been in a continuous loss position for more than twelve months.

During the nine months ended January 31, 2013, we received proceeds from the sale of AFS securities of $5.2 million and recorded a gross realized gain of $0.2 million on this sale. We had no sales of AFS securities during the nine months ended January 31, 2012.

Contractual maturities of AFS debt securities at January 31, 2013, occur at varying dates over the next 30 years, and are set forth in the table below.

		(in 000s)
As of January 31, 2013	Cost Basis	Fair Value
Maturing in:
Less than one year	$1,000	$1,001
Two to five years	4,192	4,526
More than five years	386,741	391,786

	$391,933	$397,313

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended January 31, 2013 consist of the following:

(in 000s)
Tax Services
Balance at April 30, 2012:
Goodwill	$459,863
Accumulated impairment losses	(32,297)

427,566

Changes:
Acquisitions	7,650
Disposals and foreign currency changes, net	40

Balance at January 31, 2013:
Goodwill	467,553
Accumulated impairment losses	(32,297)

$435,256

We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

Intangible assets of our Tax Services segment consist of the following:

						(in 000s)
As of	January 31, 2013			April 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reacquired franchise rights	$214,330	$(17,174)	$197,156	$214,330	$(14,083)	$200,247
Customer relationships	108,596	(52,820)	55,776	90,433	(46,504)	43,929
Noncompete agreements	23,054	(21,627)	1,427	22,337	(21,425)	912
Franchise agreements	19,201	(5,334)	13,867	19,201	(4,373)	14,828
Purchased technology	14,800	(11,911)	2,889	14,700	(10,665)	4,035
Trade name	1,300	(892)	408	1,300	(800)	500

	$381,281	$(109,758)	$271,523	$362,301	$(97,850)	$264,451

Amortization of intangible assets of our continuing operations for the three and nine months ended January 31, 2013 totaled $4.6 and $14.4 million, respectively. Amortization of intangible assets of our continuing operations for the three and nine months ended January 31, 2012 totaled $4.7 and $15.2 million, respectively. Additionally, we recorded an impairment of customer relationships of $4.0 million during the prior year period related to the discontinuation of the ExpressTax brand. Estimated amortization of intangible assets for fiscal years 2013 through 2017 is $17.6 million, $17.1 million, $13.7 million, $13.1 million and $12.4 million, respectively.

7.	Borrowings

Borrowings consist of the following:

			(in 000s)
As of	January 31, 2013	January 31, 2012	April 30, 2012
Commercial paper outstanding	$424,967	$230,947	$–

Senior Notes, 5.500%, due November 2022	$497,260	$–	$–
Senior Notes, 5.125%, due October 2014	399,588	399,364	399,412
Senior Notes, 7.875%, due January 2013	–	599,871	599,913
Other	9,877	41,002	41,224

Total long-term debt	906,725	1,040,237	1,040,549
Less: Current portion	(713)	(630,996)	(631,434)

	$906,012	$409,241	$409,115

We had commercial paper borrowings of $425.0 million at January 31, 2013, compared to $230.9 million at the same time last year. These borrowings were used to fund our off-season losses and cover our seasonal working capital needs.

On October 25, 2012, we issued $500.0 million of 5.50% Senior Notes. The Senior Notes are due November 1, 2022, and are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. On October 25, 2012, we provided notice to the trustee of our intention to redeem the entire principal amount of the $600.0 million Senior Notes due in January 2013. The redemption settled on November 26, 2012 at a price of $623.0 million, which included full payment of principal, a make-whole premium of $5.8 million and interest accrued up to the redemption date of $17.2 million. Proceeds of the $500.0 million Senior Notes and other cash balances were used to repay the $600.0 million Senior Notes. We recognized a loss on the extinguishment of this debt of $5.8 million during the three months ended January 31, 2013, which primarily represents the interest that would have been paid on these notes if they had not been redeemed prior to maturity. This loss is included in other income (expense), net on our consolidated statements of operations.

In August 2012, we terminated our previous committed line of credit (CLOC) agreement and we entered into a new five-year, $1.5 billion Credit and Guarantee Agreement (2012 CLOC). Funds available under the 2012 CLOC may be used for general corporate purposes or for working capital needs. The 2012 CLOC bears interest at an annual rate of LIBOR plus an applicable rate ranging from 0.750% to 1.45% or PRIME plus an applicable rate ranging from 0.000% to 0.450% (depending on the type of borrowing and our then current credit ratings) and includes an annual facility fee ranging from 0.125% to 0.300% of the committed amounts (also depending on our then current credit ratings). The 2012 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 for the fiscal quarters ending on April 30, July 31, and October 31 of each year and (b) 3.75 for the fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage (EBITDA-to-interest expense) ratio calculated on a consolidated basis of not less than 2.50 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur additional debt, incur liens, merge or consolidate with other companies, sell or dispose of their respective assets (including equity interests), liquidate or dissolve, make investments, loans, advances, guarantees and acquisitions, and engage in certain transactions with affiliates or certain restrictive agreements. The 2012 CLOC includes provisions for an equity cure which could potentially allow us to independently cure a default. We had no balances outstanding under the 2012 CLOC at January 31, 2013. However, we may borrow amounts under the 2012 CLOC from time to time in the future to support working capital requirements or for other general corporate purposes.

8.	Fair Value

Fair Value Measurement

We use the following classification of financial instruments pursuant to the fair value hierarchy methodologies for assets measured at fair value:

•	Level 1 – inputs to the valuation are quoted prices in an active market for identical assets.
•	Level 2 – inputs to the valuation include quoted prices for similar assets in active markets utilizing a third–party pricing service to determine fair value.
•	Level 3 – valuation is based on significant inputs that are unobservable in the market and our own estimates of assumptions that we believe market participants would use in pricing the asset.

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

The following table presents the assets that were remeasured at fair value on a recurring basis during the nine months ended January 31, 2013 and 2012 and the unrealized gains on those remeasurements:

	(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Gain
January 31, 2013:
Mortgage-backed securities	$391,786	$–	$391,786	$ –	$5,045
Municipal bonds	5,527	–	5,527	–	335

	$397,313	$–	$397,313	$ –	$5,380

As a percentage of total assets	10.1%	–%	10.1%	–%

January 31, 2012:
Mortgage-backed securities	$306,475	$–	$306,475	$ –	$2,956
Municipal bonds	7,712	–	7,712	–	451

	$314,187	$–	$314,187	$ –	$3,407

As a percentage of total assets	6.5%	–%	6.5%	–%

These AFS securities are carried at fair value on a recurring basis. These include certain agency and agency-sponsored mortgage-backed securities and municipal bonds. Quoted market prices are not available for these securities. As a result, we use a third-party pricing service to determine fair value and classify the securities as Level 2. The service’s pricing model is based on market data and utilizes available trade, bid and other market information for similar securities. The fair values provided by third-party pricing service are reviewed and validated by management of HRB Bank. There were no transfers of AFS securities between hierarchy levels during the nine months ended January 31, 2013 and 2012.

The following table presents the assets that were remeasured at fair value on a non-recurring basis during the nine months ended January 31, 2013 and 2012 and the realized losses on those remeasurements:

	(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Loss
January 31, 2013:
REO	$14,683	$–	$–	$14,683	$(350)
Impaired mortgage loans held for investment	87,949	–	–	87,949	(8,509)

	$102,632	$–	$–	$102,632	$(8,859)

As a percentage of total assets	2.6%	–%	–%	2.6%

January 31, 2012:
REO	16,883	–	–	16,883	(772)
Impaired mortgage loans held for investment	103,509	–	–	103,509	(6,986)

	$120,392	$–	$–	$120,392	$(7,758)

As a percentage of total assets	2.5%	–%	–%	2.5%

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

•

Impaired mortgage loans held for investment – The fair value of impaired mortgage loans held for investment is generally based on the net present value of discounted cash flows for TDR loans or the appraised value of the underlying collateral for all other loans. Impaired and TDR loans are required to be evaluated at least annually, based on HRB Bank’s Loan Policy. Impaired loans are typically remeasured every nine months, while TDRs are evaluated quarterly. These loans are classified as Level 3.

We have established various controls and procedures to ensure that the unobservable inputs used in the fair value measurement of these instruments are appropriate. Appraisals are obtained from certified appraisers and reviewed internally by HRB Bank’s asset management group. The inputs and assumptions used in our discounted cash flow model for TDRs are reviewed and approved by HRB Bank’s management team each time the balances are remeasured. Significant changes in fair value from the previous measurement are presented to HRB Bank management for approval. There were no changes to the unobservable inputs used in determining the fair values of our Level 3 financial assets.

The following table presents the quantitative information about our Level 3 fair value measurements:

				(dollars in 000s)
	Fair Value at January 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
REO	$13,852	Third party	Cost to list/sell	5% - 50% (6%)
		pricing	Loss severity	0% - 100% (52%)
Impaired mortgage loans held for investment – non-TDRs	$87,926	Collateral- based	Cost to list/sell Time to sell (months)	0% - 45% (7%) 24 (24)
			Collateral depreciation	(24%) - 100% (45%)
			Loss severity	0% - 100% (58%)
Impaired mortgage loans held for investment – TDRs	$54,282	Discounted cash flow	Aged default performance Loss severity	30% - 50% (41%) 0% - 21% (4%)

Estimated Fair Value of Financial Instruments

The carrying amounts and estimated fair values of our financial instruments are as follows:

					(in 000s)
As of	January 31, 2013			April 30, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents	$418,385	$418,385	$1,944,334	$1,944,334	Level 1
Cash and cash equivalents – restricted	37,958	37,958	48,100	48,100	Level 1
Receivables, net – short-term	949,160	949,160	193,858	193,858	Level 1
Mortgage loans held for investment, net	357,887	217,019	406,201	248,535	Level 3
Investments in available-for-sale securities	397,313	397,313	372,352	372,352	Level 2
Receivables, net – long-term	158,228	158,228	127,468	127,468	Level 1 & 3
Note receivable (including interest)	59,213	67,048	55,444	55,444	Level 3
Liabilities:
Deposits	1,041,942	1,042,282	833,047	831,251	Level 1 & 3
Long-term debt	906,725	946,793	1,040,549	1,077,223	Level 3

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

•

Receivables – long-term – The carrying values for the long-term portion of loans to franchisees approximate fair market value due to the variable interest rates (Level 1). Long-term EA receivables are carried at net realizable value which approximates fair value (Level 3). Net realizable value is determined based on historical collection rates. Credit card balances bear interest at a rate similar to available market rates and have been outstanding for less than three months, therefore carrying value approximates fair market value (Level 1).

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

We file a consolidated federal income tax return in the United States with the Internal Revenue Service (IRS) and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and settled upon completion of the exam, with tax controversies settled through an appeal process.

In November 2012, we received written approval from the IRS Joint Committee on Taxation of the settlement of a majority of the issues related to the examination of our 1999 through 2007 U.S. federal consolidated tax returns. In the third quarter, we recorded the impact of the settlement which reduced uncertain tax benefits by $59.0 million, with $33.3 million of the total resulting in an income tax benefit in the quarter. Also reducing our tax expense is a further benefit of $10.0 million primarily related to interest adjustments, bringing the total tax benefit from the settlement to $43.3 million.

Except for three issues for which we are pursuing refund claims for tax years 2002 through 2007, which will remain open until resolved, these years are closed. In addition, U.S. federal consolidated tax returns for 2008 through 2010 are currently under examination.

We had gross unrecognized tax benefits of $146.6 million and $206.4 million at January 31, 2013 and April 30, 2012, respectively. The gross unrecognized tax benefits decreased $59.8 million net in the current year, due primarily to the settlement with the IRS during the third quarter. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $18 million before January 31, 2014. This anticipated decrease is due primarily to the expiration of statutes of limitations and anticipated settlements of state audit issues. This amount is included in accrued income taxes in our consolidated balance sheet. The remaining amount is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.

10.	Interest Income and Expense

The following table shows the components of interest income and expense of our continuing operations:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
Interest income:
Emerald Advance lines of credit	$29,314	$30,062	$30,074	$30,297
Mortgage loans, net	4,120	4,948	12,705	15,760
Loans to franchisees	2,651	2,694	7,397	7,561
AFS securities	1,713	1,283	5,105	3,006
Other	502	489	2,751	3,113

	$38,300	$39,476	$58,032	$59,737

Interest expense:
Borrowings	$17,642	$21,382	$60,391	$63,625
Deposits	1,786	2,011	4,504	5,275
FHLB advances	–	150	–	452

	$19,428	$23,543	$64,895	$69,352

11.	Commitments and Contingencies

Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the consolidated balance sheets, are as follows:

		(in 000s)
Nine months ended January 31,	2013	2012
Balance, beginning of period	$141,080	$140,603
Amounts deferred for new guarantees issued	14,202	19,471
Revenue recognized on previous deferrals	(57,505)	(57,254)

Balance, end of period	$97,777	$102,820

In addition to amounts accrued for our POM guarantee, we had accrued $14.9 million and $16.3 million at January 31, 2013 and April 30, 2012, respectively, related to our standard guarantee, which is included with our in-office tax preparation services. The current portion of this liability is included in accounts payable, accrued expenses and other current liabilities and the long-term portion is included in other noncurrent liabilities in the consolidated balance sheets,

We have accrued estimated contingent payments totaling $10.9 million and $6.8 million as of January 31, 2013 and April 30, 2012, respectively, related to recent acquisitions, with the short-term amount recorded in accounts payable, accrued expenses and deposits and the long-term portion included in other noncurrent liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ materially from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in our results from continuing operations.

We have contractual commitments to fund certain franchisees requesting revolving lines of credit. Our total obligation under these lines of credit was $90.0 million at January 31, 2013, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $13.5 million.

We have contractual commitments to fund our credit card customers on their approved revolving lines of credit. Our total obligation under the credit card agreements was $30.5 million at January 31, 2013, and net of amounts outstanding, our remaining commitment to fund totaled $7.4 million.

We maintain compensating balances related to the 2012 CLOC, which are not legally restricted as to withdrawal. These balances totaled $0.4 million as of January 31, 2013.

We routinely enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Other guarantees and indemnifications of the Company and its subsidiaries include obligations to protect counterparties from losses arising from the following: (1) tax, legal and other risks related to the purchase or disposition of businesses; (2) penalties and interest assessed by federal and state taxing authorities in connection with tax returns prepared for clients; (3) indemnification of our directors and officers; and (4) third-party claims relating to various arrangements in the normal course of business. Typically, there is no stated maximum payment related to these indemnifications, and the terms of the indemnities may vary and in many cases are limited only by the applicable statute of limitations. The likelihood of any claims being asserted against us and the ultimate liability related to any such claims, if any, is difficult to predict. While we cannot provide assurance we will ultimately prevail in the event any such claims are asserted, we believe the fair values of guarantees and indemnifications relating to our continuing operations are not material as of January 31, 2013.

Variable Interests

We evaluated our financial interests in variable interest entities (VIEs) as of January 31, 2013 and determined that there have been no significant changes related to those financial interests.

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

For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that litigation and regulatory matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated at January 31, 2013. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material effect on our consolidated financial position, results of operations and cash flows. As of January 31, 2013, we accrued liabilities of $18.9 million, compared to $79.0 million at April 30, 2012. In addition, there are certain SCC contingencies described below and in note 13, which relate to representation and warranty claims that may be resolved through settlement or litigation and any resulting payment charged as a reduction to the accrual for representation and warranty claims.

For some matters where a liability has not been accrued, we are able to estimate a reasonably possible range of loss. For those matters, and for matters where a liability has been accrued, as of January 31, 2013, we estimate the aggregate range of reasonably possible losses in excess of amounts accrued to be approximately $0 to $119 million, of which approximately 78% relates to our discontinued operations.

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

Litigation and Other Claims, Including Indemnification Claims, Pertaining to Discontinued Mortgage Operations. Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC and the Company have been, remain, and may in the future be subject to regulatory investigations, claims, including indemnification claims, and lawsuits pertaining to SCC’s mortgage business activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by regulators, third party indemnitees including depositors and underwriters, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, fraud and other common law torts, rights to indemnification and violations of securities laws, the Truth in Lending Act (TILA), Equal Credit Opportunity Act and the Fair Housing Act. Given the impact of the financial crisis on the non-prime mortgage environment, the aggregate number of these investigations, claims and lawsuits has increased over time and is expected to continue to increase further. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict and thus in many cases cannot be reasonably estimated. In the event of unfavorable outcomes, the amounts that may be required to be paid in the discharge of liabilities or settlements could be substantial and could have a material impact on our consolidated financial position, results of operations and cash flows. Certain of these matters are described in more detail below.

On February 1, 2008, a class action lawsuit was filed in the United States District Court for the District of Massachusetts against SCC and other related entities styled Cecil Barrett, et al. v. Option One Mortgage Corp., et al. (Civil Action No. 08-10157-RWZ). Plaintiffs allege discriminatory practices relating to the origination of mortgage loans in violation of the Fair Housing Act and Equal Credit Opportunity Act, and seek declaratory and injunctive relief in addition to actual and punitive damages. The court dismissed H&R Block, Inc. from the lawsuit for lack of personal jurisdiction. In March 2011, the court issued an order certifying a class, which defendants sought to appeal. On August 24, 2011, the First Circuit Court of Appeals declined to hear the appeal, noting that the district court could reconsider its certification decision in light of a recent ruling by the United States Supreme Court in an unrelated matter. SCC subsequently filed a motion to decertify the class, which the court granted. Plaintiffs’ petition for appeal was denied. A portion of our loss contingency accrual is related to this lawsuit for the amount of loss that we consider probable and reasonably estimable. We believe SCC has meritorious defenses to the claims in this case and it intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

On December 9, 2009, a putative class action lawsuit was filed in the United States District Court for the Central District of California against SCC and H&R Block, Inc. styled Jeanne Drake, et al. v. Option One Mortgage Corp., et al. (Case No. SACV09-1450 CJC). Plaintiffs allege breach of contract, promissory fraud, intentional interference with contractual relations, wrongful withholding of wages and unfair business practices in connection with not paying severance benefits to employees when their employment transitioned to American Home Mortgage Servicing, Inc. (now known as Homeward Residential, Inc. (Homeward)) in connection with the sale of certain assets and operations of SCC. Plaintiffs seek to recover severance benefits of approximately $8 million, interest and attorney’s fees, in addition to penalties and punitive damages on certain claims. On September 2, 2011, the court granted summary judgment in favor of the defendants on all claims. Plaintiffs filed an appeal, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we established a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

On October 15, 2010, the Federal Home Loan Bank (FHLB) of Chicago filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC-related entities, H&R Block, Inc. and other entities, arising out of FHLB’s purchase of RMBSs. The plaintiff seeks rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $40 million remains outstanding. The plaintiff agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, filed motions to dismiss, which the court denied. Defendants moved for leave to appeal and the circuit court denied the motion. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

On February 22, 2012, a lawsuit was filed by SCC against Homeward in the Supreme Court of the State of New York, County of New York, styled Sand Canyon Corporation v. American Home Mortgage Servicing, Inc. (Index No. 650504/2012), alleging breach of contract and breach of the implied covenant of good faith and fair dealing in connection with the Cooperation Agreement entered into with SCC in connection with SCC’s sale of its mortgage loan servicing business to the defendant in 2008. SCC is seeking relief to, among other things, require the defendant to provide loan files only by the method prescribed in applicable agreements. The court denied the defendant’s motion to dismiss. The defendant subsequently filed an appeal, which remains pending.

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

As of January 31, 2013, underwriters and depositors were involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege a variety of claims, including violations of federal and state securities law and common law fraud, based on alleged materially inaccurate or misleading disclosures. Based on information currently available to SCC, it believes that the 14 lawsuits in which notice of a claim for indemnification has been made involve original investments of approximately $14 billion. Because SCC is not party to these lawsuits (with the exception of the Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation case discussed above) and does not have control of this litigation, SCC does not have precise information about the amount of damages or other remedies being asserted or the defenses to the claims in such lawsuits. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification from underwriters or depositors with respect to existing or new lawsuits. We have not concluded that a loss related to any of these indemnification claims is probable, nor have we accrued a liability related to any of these claims. We believe SCC has meritorious defenses to these indemnification claims and intends to defend them vigorously, but there can be no assurance as to their outcome or their impact on our consolidated financial position, results of operations and cash flows.

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

Employment-Related Claims and Litigation. We have been named in several wage and hour class action lawsuits throughout the country, including Alice Williams v. H&R Block Enterprises LLC, Case No. RG08366506 (Superior Court of California, County of Alameda, filed January 17, 2008) (alleging improper classification and failure to compensate for all hours worked and to provide meal periods to office managers in California); Delana Ugas, et al. v. H&R Block Enterprises LLC, et al., Case No. BC417700 (United States District Court, Central District of California, filed July 13, 2009) (alleging failure to compensate tax professionals in California for all hours worked and to provide meal periods); and Barbara Petroski, et al. v. H&R Block Eastern Enterprises, Inc., et al., Case No. 10-CV-00075 (United States District Court, Western District of Missouri, filed January 25, 2010) (alleging failure to compensate tax professionals nationwide for off-season training). The plaintiffs in these lawsuits seek actual damages, pre-judgment interest, statutory penalties and attorneys’ fees.

A class was certified in the Williams case in March 2011 (consisting of office managers who worked in company-owned offices in California from 2004 to 2011). To avoid the cost and inherent risk associated with litigation, we reached an agreement to settle the case in February 2012, subject to approval by the court. The settlement provided for a maximum payment of $7.5 million, with the actual cost of the settlement dependent on the number of valid claims submitted by class members. The court granted final approval of the settlement on November 8, 2012. An appeal was filed, but subsequently withdrawn, rendering the settlement final. We previously recorded a liability for our estimate of the expected loss under the settlement.

In the Ugas case, the court initially certified a class on the claim for failure to provide meal periods (consisting of tax professionals who worked in company-owned offices in California from 2006 to 2011), but subsequently decertified the class in a ruling dated July 9, 2012. The Ninth Circuit Court of Appeals declined to hear an appeal. The court also certified a class on the claim for failure to compensate tax professionals for all hours worked (consisting of tax professionals who worked in company-owned offices in one district in California from 2006-2009). That class remains pending. A trial date has been set for October 21, 2013. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend them vigorously, but there can be no assurances as to the outcome of the case or its impact on our consolidated financial position, results of operations and cash flows.

In the Petroski case, a conditional class was certified under the Fair Labor Standards Act in March 2011 (consisting of tax professionals nationwide who worked in company-owned offices and who were not compensated for certain training courses occurring on or after April 15, 2007). Two classes were also certified under state laws in California and New York (consisting of tax professionals who worked in company-owned offices in those states). We filed motions to decertify the classes, along with motions for summary judgment, which remain pending. A trial date has been set for June 10, 2013. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this matter and intend to defend them vigorously, but there can be no assurances as to the outcome of the matter or its impact on our consolidated financial position, results of operations and cash flows.

RAL and RAC Litigation. We have been named in a putative class action styled Sandra J. Basile, et al. v. H&R Block, Inc., et al., April Term 1992 Civil Action No. 3246 in the Court of Common Pleas, First Judicial District Court of Pennsylvania, Philadelphia County, instituted on April 23, 1993. The plaintiffs allege inadequate disclosures with respect to the refund anticipation loan (RAL) product and assert claims for violation of consumer protection statutes, negligent misrepresentation, breach of fiduciary duty, common law fraud, usury, and violation of the TILA. Plaintiffs seek unspecified actual and punitive damages, injunctive relief, attorneys’ fees and costs. A Pennsylvania class was certified, but later decertified by the trial court in December 2003. The intermediate appellate court subsequently reversed the decertification decision. On September 7, 2012, the Pennsylvania Supreme Court reversed the decision of the intermediate appellate court, thereby allowing the trial court’s decertification ruling to stand. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to this case and intend to defend the case vigorously, but there can be no assurances as to the outcome of this case or its impact on our consolidated financial position, results of operations and cash flows.

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

Compliance Fee Litigation. On April 16, 2012 and April 19, 2012, putative class action lawsuits were filed against us in Missouri state and federal courts, respectively, concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. These cases are styled Manuel H. Lopez III v. H&R Block, Inc., et al., in the Circuit Court of Jackson County, Missouri (Case # 1216CV12290), and Ronald Perras v. H&R Block, Inc., et al., in the United States District Court for the Western District of Missouri (Case No. 4:12-cv-00450-DGK). Taken together, the plaintiffs seek to represent all retail tax clients nationwide who were charged the compliance fee, and assert claims of violation of state consumer laws, money had and received, and unjust enrichment. We are seeking to compel arbitration on certain claims. We have not concluded that a loss related to these lawsuits is probable, nor have we accrued a liability related to either of these lawsuits. We believe we have meritorious defenses to the claims in these cases and intend to defend the cases vigorously, but there can be no assurances as to the outcome of these cases or their impact on our consolidated financial position, results of operations and cash flows.

Express IRA Litigation. On January 2, 2008, the Mississippi Attorney General in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) filed a lawsuit regarding our former Express IRA product that is styled Jim Hood, Attorney for the State of Mississippi v. H&R Block, Inc., H&R Block Financial Advisors, Inc., et al. The complaint alleges fraudulent business practices, deceptive acts and practices, common law fraud and breach of fiduciary duty with respect to the sale of the product in Mississippi and seeks equitable relief, disgorgement of profits, damages and restitution, civil penalties and punitive damages. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

Although we sold H&R Block Financial Advisors, Inc. (HRBFA) effective November 1, 2008, we remain responsible for any liabilities relating to the Express IRA litigation, among other things, through an indemnification agreement. A portion of our accrual is related to these indemnity obligations.

Litigation and Claims Pertaining to the Discontinued Operations of RSM McGladrey. On April 17, 2009, a shareholder derivative complaint was filed by Brian Menezes, derivatively and on behalf of nominal defendant International Textile Group, Inc. against McGladrey Capital Markets LLC (MCM) in the Court of Common Pleas, Greenville County, South Carolina (C.A. No. 2009-CP-23-3346) styled Brian P. Menezes, Derivatively on Behalf of Nominal Defendant, International Textile Group, Inc. (f/k/a Safety Components International, Inc.) v. McGladrey Capital Markets, LLC (f/k/a RSM EquiCo Capital

Markets, LLC), et al. Plaintiffs filed an amended complaint in October 2011 styled In re International Textile Group Merger Litigation, adding a putative class action claim. Plaintiffs allege claims of aiding and abetting, civil conspiracy, gross negligence and breach of fiduciary duty against MCM in connection with a fairness opinion MCM provided to the Special Committee of Safety Components International, Inc. (SCI) in 2006 regarding the merger between International Textile Group, Inc. and SCI. Plaintiffs seek actual and punitive damages, pre-judgment interest, attorneys’ fees and costs. On February 8, 2012, the court dismissed plaintiffs’ civil conspiracy claim against all defendants. A class was certified on the remaining claims on November 20, 2012. We have not concluded that a loss related to this matter is probable, nor have we established a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.

In connection with the sale of RSM McGladrey, Inc. (RSM) and MCM, we indemnified the buyers against certain litigation matters. The indemnities are not subject to a stated term or limit. A portion of our accrual is related to these indemnity obligations.

Other. We are from time to time a party to investigations, claims and lawsuits not discussed herein arising out of our business operations. These investigations, claims and lawsuits may include actions by state attorneys general, other state regulators, federal regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. We believe we have meritorious defenses to each of these investigations, claims and lawsuits, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances; however, the ultimate liability with respect to such matters is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay in the discharge of liabilities or settlements could have a material impact on our consolidated financial position, results of operations and cash flows.

We are also a party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including, but not limited to, claims and lawsuits concerning the preparation of customers’ income tax returns, the fees charged customers for various products and services, relationships with franchisees, intellectual property disputes, marketing and other competitor disputes, employment matters and contract disputes (Other Claims). While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge from liabilities in, or settlements of, these Other Claims will not have a material impact on our consolidated financial position, results of operations and cash flows.

13.	Loss Contingencies Arising From Representations and Warranties of Our Discontinued Mortgage Operations Overview. SCC ceased originating mortgage loans in December 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. The sale of servicing assets did not include the sale of any mortgage loans.

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

Claim History. Representation and warranty claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan’s compliance with the underwriting standards established by SCC at origination and borrower fraud. Claims received since May 1, 2008 are as follows:

						(in millions)
Received in Fiscal Year	2009	2010	2011	2012	2013	Total
Loan Origination Year:
2005	$62	$15	$8	$4	$22	$ 111
2006	217	108	194	325	133	977
2007	153	22	16	763	13	967

Total	$432	$145	$218	$1,092	$168	$2,055

Note:The table above excludes amounts related to indemnity agreements.

Approximately 95% of claims relate to loans originated in calendar years 2006 and 2007. During calendar years 2006 and 2007, SCC originated approximately $42 billion in loans, of which approximately 1% were sold directly to government sponsored entities. Government sponsored entities also purchased bonds backed by SCC-originated mortgage loans and, with respect to these bonds, have the same rights as other certificate holders in private label securitizations. Due to a variety of substantive defenses and other reasons, SCC may not be subject to representation and warranty losses on loans, including without limitation loans that have been paid in full, liquidated, repurchased, or were sold without recourse.

Based on its experiences to date, SCC believes the longer a loan performs prior to an event of default, the less likely the default will be related to a breach of a representation and warranty, and the less likely that SCC will have a contractual payment obligation with respect to such loan. The majority of claims asserted since May 1, 2008 determined by SCC to represent a valid breach of its representations and warranties relate to loans that became delinquent within the first two years following the origination of the mortgage loan. However, a loan that defaults within the first two years following the origination of the mortgage loan does not necessarily default due to a breach of a representation and warranty. Exclusive of loans that have been paid in full, repurchased or sold without recourse, loans originated in 2006 and 2007 that defaulted in the first two years totaled $6.1 billion and $2.7 billion, respectively.

SCC received $168 million in claims during the nine months ended January 31, 2013, most of which were asserted by a private-label securitization trustee or servicer on behalf of certificate holders ($144 million), with the remainder asserted by monoline insurers ($15 million) and Fannie Mae ($9 million). During the fiscal year ended April 30, 2012, SCC received claims totaling $1.1 billion. The amount of claims received varies from period to period, and these variances have been and could continue to fluctuate substantially.

During fiscal year 2013, SCC has either entered into, or is in discussions with several parties for tolling agreements to extend any applicable statute of limitations related to potential representation and warranty claims and other claims against SCC involving substantial amounts. SCC has experienced a recent decline in representation and warranty claims, which it believes may be partially attributable to the existence of these tolling agreements, and this may continue until the tolling agreements are terminated.

Liability for Estimated Contingent Losses. SCC estimates probable losses arising from representations and warranties on loans it originated by assessing, among other things, claim activity, both known and projected. Projections of future claims are based on an analysis that includes a review of the terms and provisions of related agreements, the historical claim and validity rate experience and inquiries from various third-parties. SCC’s methodology for calculating this liability also includes an assessment of the probability that individual counterparties (private label securitization trustees on behalf of certificate holders, monoline insurers and whole-loan purchasers) will assert future claims. SCC also considers the potential for bulk settlements when determining its estimated accrual for probable losses related to representations and warranties.

SCC has accrued a liability as of January 31, 2013 for estimated contingent losses arising from representations and warranties on loans it originated of $118.8 million, which represents SCC’s estimate of the probable loss that may occur. While SCC uses what it believes to be the best information available to it in estimating its liability, assessing the likelihood that claims will be asserted in the future and estimating probable losses are inherently subjective and require considerable management judgment. To the extent that the volume of claims, the level of claims (including whether the loan has been liquidated), the level of disputed claims, the level of threatened claims, the counterparties asserting claims, the nature and severity of claims, the outcome of various litigation related to claims, or the value of residential home prices, among other factors, differ in the future from current estimates, future losses may differ from the current estimates and those differences may be significant. Because of these numerous uncertainties, SCC is not able to estimate reasonably possible loss outcomes in excess of its current accrual. However, such possible loss outcomes may be significant. A 1% increase in loss severities and a 1% decrease in assumed denial rates would result in losses beyond SCC’s accrual of approximately $27 million. This sensitivity is hypothetical and is intended to provide an indication of the impact of a change in key assumptions on this loss contingency. In reality, changes in one assumption may result in changes in other assumptions, which could affect the sensitivity and the amount of losses.

A rollforward of SCC’s accrued liability for these loss contingencies is as follows:

		(in 000s)
Nine months ended January 31,	2013	2012
Balance at beginning of period	$130,018	$126,260
Provisions	–	20,000
Payments	(11,253)	(3,337)

Balance at end of period	$118,765	$142,923

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

Settlement Actions. SCC has vigorously contested any request for repurchase when it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future.

American International Group, Inc. (AIG) had threatened to assert claims of various types in the approximate amount of $650 million in connection with the sale and securitization of SCC-originated mortgage loans. On December 21, 2012, SCC and AIG entered into an agreement to resolve all of AIG’s claims, except that AIG retained the right to benefit from payments for representation and warranty claims by third parties, without AIG’s assistance or encouragement, that are made to securitization trusts in which AIG has a continuing interest.

SCC may enter into other bulk settlements it believes to be advantageous in lieu of a loan-by-loan review process. In addition, there are certain SCC contingencies described in note 12 that include representation and warranty claims that may be resolved through settlement or litigation. Any resulting payment from such settlements would be charged as a reduction to the accrual for representation and warranty claims.

Indemnification obligations. Losses may also be incurred with respect to various indemnification claims related to loans and securities SCC originated and sold. Losses from indemnification obligations can be significant and are frequently not subject to a stated term or limit. SCC believes it is not probable that it will be required to perform under its indemnification obligations; however, there can be no assurances as to the outcome or impact on our consolidated financial position, results of operations and cash flows related to claims which may arise from those indemnification obligations.

Reviewed Claims. Since May 2008, SCC has denied approximately 94% of all claims reviewed, excluding loans covered by other settlements. Of the denied claims, 1% related to loans that have been paid in full and 1% of claims were denied because they related to loans which have been liquidated. Paid claim loss severity rates have approximated 64% and SCC has not observed any material trends related to average losses. Repurchased loans are considered held for sale and are included in prepaid expenses and other current assets on the consolidated balance sheets.

SCC generally has 60 to 120 days to respond to a claimed breach of a representation and warranty and performs a loan-by-loan review of all claims during this time. Counterparties are able to reassert claims that SCC has denied. Claims totaling approximately $42 million remained subject to review as of January 31, 2013, of which, approximately $20 million represent a reassertion of previously denied claims.

14.	Discontinued Operations

Our discontinued operations consist of our former Business Services segment and SCC. We sold RSM and MCM in fiscal year 2012. SCC exited its mortgage business in fiscal year 2008.

The results of operations of our discontinued operations are as follows:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
Revenues	$–	$50,508	$–	$416,436

Pretax income (loss) from operations:
RSM and related businesses	$(511)	$1,117	$(204)	$18,831
Mortgage	(765)	(27,385)	(10,639)	(54,019)

	(1,276)	(26,268)	(10,843)	(35,188)
Income tax benefit	(483)	(6,462)	(4,215)	(10,268)

Net loss from operations	(793)	(19,806)	(6,628)	(24,920)

Pretax loss on sales of businesses	–	(236)	–	(109,485)
Income tax benefit	–	(20,260)	–	(59,969)

Net gain (loss) on sales of businesses	–	20,024	–	(49,516)

Net income (loss) from discontinued operations	$(793)	$218	$(6,628)	$(74,436)

15.	Regulatory Requirements – HRB Bank

The following table sets forth HRB Bank’s regulatory capital requirements calculated in its Call Report, as filed with the Federal Financial Institutions Examination Council (FFIEC):

						(dollars in 000s)
	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2012:
Total risk-based capital ratio (1)	$469,979	61.9%	$60,747	8.0%		$75,934	10.0%
Tier 1 risk-based capital ratio (2)	460,341	60.6%	N/A	N/A		45,561	6.0%
Tier 1 capital ratio (leverage) (3)	460,341	29.7%	62,041	4.0	%(5)	77,551	5.0%
Tangible equity ratio (4)	460,341	29.7%	23,265	1.5%		N/A	N/A

As of March 31, 2012:
Total risk-based capital ratio (1)	$458,860	120.3%	$30,513	8.0%		$38,141	10.0%
Tier 1 risk-based capital ratio (2)	453,800	119.0%	N/A	N/A		22,885	6.0%
Tier 1 capital ratio (leverage) (3)	453,800	29.4%	185,252	12.0%		77,188	5.0%
Tangible equity ratio (4)	453,800	29.4%	23,157	1.5%		N/A	N/A

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

As of January 31, 2013, HRB Bank’s leverage ratio was 30.4%.

16.	Segment Information

Results of our continuing operations by reportable operating segment are as follows:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
Revenues:
Tax Services	$464,634	$655,701	$684,706	$868,144
Corporate and eliminations	7,345	7,579	21,025	24,953

	$471,979	$663,280	$705,731	$893,097

Pretax income (loss):
Tax Services	$(64,189)	$31,716	$(335,203)	$(311,733)
Corporate and eliminations	(32,079)	(32,742)	(92,622)	(93,823)

Loss from continuing operations before tax benefit	$(96,268)	$(1,026)	$(427,825)	$(405,556)

17.	New Accounting Standards

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

18.	Condensed Consolidating Financial Statements

Block Financial LLC (Block Financial) is an indirect, wholly-owned subsidiary of the Company. Block Financial is the Issuer and the Company is the full and unconditional Guarantor of the Senior Notes issued on October 25, 2012 and October 26, 2004, our 2012 CLOC, and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company’s investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders’ equity and other intercompany balances and transactions.

Condensed Consolidating Statements of Operations and Comprehensive Income (Loss)					(in 000s)
Three months ended January 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$58,616	$414,858	$(1,495)	$471,979

Cost of revenues	–	68,333	310,776	(1,491)	377,618
Selling, general and administrative	–	11,327	175,674	(4)	186,997

Total expenses	–	79,660	486,450	(1,495)	564,615

Operating loss	–	(21,044)	(71,592)	–	(92,636)
Other income (expense), net	(96,268)	(4,938)	1,306	96,268	(3,632)

Loss from continuing operations before tax benefit	(96,268)	(25,982)	(70,286)	96,268	(96,268)
Income tax benefit	(79,353)	(31,416)	(47,937)	79,353	(79,353)

Net income (loss) from continuing operations	(16,915)	5,434	(22,349)	16,915	(16,915)
Net loss from discontinued operations	(793)	(483)	(310)	793	(793)

Net income (loss)	(17,708)	4,951	(22,659)	17,708	(17,708)
Other comprehensive income (loss)	370	(569)	939	(370)	370

Comprehensive income (loss)	$(17,338)	$4,382	$(21,720)	$17,338	$(17,338)

Three months ended January 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$65,604	$597,837	$(161)	$663,280

Cost of revenues	–	77,965	377,436	(161)	455,240
Selling, general and administrative	–	9,705	202,031	–	211,736

Total expenses	–	87,670	579,467	(161)	666,976

Operating income (loss)	–	(22,066)	18,370	–	(3,696)
Other income (expense), net	(1,026)	1,301	1,369	1,026	2,670

Income (loss) from continuing operations before tax (benefit)	(1,026)	(20,765)	19,739	1,026	(1,026)
Income tax (benefit)	2,541	12,036	(9,495)	(2,541)	2,541

Net income (loss) from continuing operations	(3,567)	(32,801)	29,234	3,567	(3,567)
Net income (loss) from discontinued operations	218	(15,695)	15,913	(218)	218

Net income (loss)	(3,349)	(48,496)	45,147	3,349	(3,349)
Other comprehensive income (loss)	3,050	(335)	3,385	(3,050)	3,050

Comprehensive income (loss)	$(299)	$(48,831)	$48,532	$299	$(299)

Nine months ended January 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$98,531	$608,773	$(1,573)	$705,731

Cost of revenues	–	137,146	647,476	(1,569)	783,053
Selling, general and administrative	–	26,288	326,518	(4)	352,802

Total expenses	–	163,434	973,994	(1,573)	1,135,855

Operating loss	–	(64,903)	(365,221)	–	(430,124)
Other income (expense), net	(427,825)	(2,428)	4,727	427,825	2,299

Loss from continuing operations before tax benefit	(427,825)	(67,331)	(360,494)	427,825	(427,825)
Income tax benefit	(204,061)	(46,374)	(157,687)	204,061	(204,061)

Net loss from continuing operations	(223,764)	(20,957)	(202,807)	223,764	(223,764)
Net loss from discontinued operations	(6,628)	(6,503)	(125)	6,628	(6,628)

Net loss	(230,392)	(27,460)	(202,932)	230,392	(230,392)
Other comprehensive loss	(3,090)	(315)	(2,775)	3,090	(3,090)

Comprehensive loss	$(233,482)	$(27,775)	$(205,707)	$233,482	$(233,482)

Nine months ended January 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$–	$104,937	$788,321	$(161)	$893,097

Cost of revenues	–	152,605	742,993	(161)	895,437
Selling, general and administrative	–	24,044	388,357	–	412,401

Total expenses	–	176,649	1,131,350	(161)	1,307,838

Operating loss	–	(71,712)	(343,029)	–	(414,741)
Other income (expense), net	(405,556)	7,647	1,538	405,556	9,185

Loss from continuing operations before tax benefit	(405,556)	(64,065)	(341,491)	405,556	(405,556)
Income tax benefit	(159,821)	(4,877)	(154,944)	159,821	(159,821)

Net loss from continuing operations	(245,735)	(59,188)	(186,547)	245,735	(245,735)
Net loss from discontinued operations	(74,436)	(36,398)	(38,038)	74,436	(74,436)

Net loss	(320,171)	(95,586)	(224,585)	320,171	(320,171)
Other comprehensive income (loss)	(3,824)	1,430	(5,254)	3,824	(3,824)

Comprehensive loss	$(323,995)	$(94,156)	$(229,839)	$323,995	$(323,995)

Condensed Consolidating Balance Sheets					(in 000s)
As of January 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$–	$294,816	$124,102	$(533)	$418,385
Cash & cash equivalents – restricted	–	1,613	36,345	–	37,958
Receivables, net	963	555,418	392,779	–	949,160
Mortgage loans held for investment	–	357,887	–	–	357,887
Intangible assets and goodwill, net	–	–	706,779	–	706,779
Investments in subsidiaries	2,834,612	556	–	(2,834,612)	556
Amounts due from affiliates	62	496,760	2,208,626	(2,705,448)	–
Other assets	8,244	630,999	822,528	–	1,461,771

Total assets	$2,843,881	$2,338,049	$4,291,159	$(5,540,593)	$3,932,496

Customer deposits	$–	$1,037,501	$–	$(533)	$1,036,968
Commercial paper borrowings	–	424,967	–	–	424,967
Long-term debt	–	896,848	9,877	–	906,725
Other liabilities	367	251,833	676,748	–	928,948
Amounts due to affiliates	2,208,626	-	496,822	(2,705,448)	–
Stockholders’ equity	634,888	(273,100)	3,107,712	(2,834,612)	634,888

Total liabilities and stockholders’ equity	$2,843,881	$2,338,049	$4,291,159	$(5,540,593)	$3,932,496

As of January 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$–	$515,147	$1,430,030	$(843)	$1,944,334
Cash & cash equivalents – restricted	–	8,814	39,286	–	48,100
Receivables, net	–	90,755	103,103	–	193,858
Mortgage loans held for investment, net	–	406,201	–	–	406,201
Intangible assets and goodwill, net	–	–	692,017	–	692,017
Investments in subsidiaries	2,525,473	–	715	(2,525,473)	715
Amounts due from affiliates (1)	188	492,851	1,430,782	(1,923,821)	–
Other assets	8,887	623,032	732,423	–	1,364,342

Total assets (1)	$2,534,548	$2,136,800	$4,428,356	$(4,450,137)	$4,649,567

Customer deposits	$–	$828,392	$–	$(843)	$827,549
Long-term debt	–	999,325	41,224	–	1,040,549
Other liabilities (1)	22,690	277,160	1,155,727	–	1,455,577
Amounts due to affiliates (1)	1,185,966	244,816	493,039	(1,923,821)	–
Stockholders’ equity	1,325,892	(212,893)	2,738,366	(2,525,473)	1,325,892

Total liabilities and stockholders’ equity (1)	$2,534,548	$2,136,800	$4,428,356	$(4,450,137)	$4,649,567

(1)     Amounts as of April 30, 2012 have been restated to conform to the current period presentation, including the presentation of income tax receivables settled with affiliates and the presentation of intercompany receivables and payables gross, rather than net.

Condensed Consolidating Statements of Cash Flows					(in 000s)
Nine months ended January 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$(158)	$(408,904)	$(902,864)	$ –	$(1,311,926)

Cash flows from investing:
Purchases of AFS securities	–	(108,351)	–	–	(108,351)
Maturities of AFS securities	–	86,756	52	–	86,808
Mortgage loans held for investment, net	–	31,205	–	–	31,205
Purchases of property & equipment, net	–	(58)	(96,005)	–	(96,063)
Payments made for acquisitions of businesses and intangibles, net	–	–	(20,662)	–	(20,662)
Proceeds from sales of businesses, net	–	–	1,212	–	1,212
Loans made to franchisees	–	(68,874)	–	–	(68,874)
Repayments from franchisees	–	9,594	–	–	9,594
Intercompany advances (payments)	491,619	–	–	(491,619)	–
Other, net	–	(21,879)	6,694	–	(15,185)

Net cash provided by (used in) investing activities	491,619	(71,607)	(108,709)	(491,619)	(180,316)

Cash flows from financing:
Repayments of commercial paper	–	(789,271)	–	–	(789,271)
Proceeds from commercial paper	–	1,214,238	–	–	1,214,238
Repayments of long-term debt	–	(605,790)	(30,831)	–	(636,621)
Proceeds from long-term debt	–	497,185	–	–	497,185
Customer banking deposits, net	–	208,443	–	310	208,753
Dividends paid	(162,692)	–	–	–	(162,692)
Repurchase of common stock	(340,298)	–	–	–	(340,298)
Proceeds from exercise of stock options, net	11,529	–	–	–	11,529
Intercompany advances (payments)	–	(251,638)	(239,981)	491,619	–
Other, net	–	(12,987)	(23,126)	–	(36,113)

Net cash provided by (used in) financing activities	(491,461)	260,180	(293,938)	491,929	(33,290)

Effects of exchange rates on cash	–	–	(417)	–	(417)

Net decrease in cash	–	(220,331)	(1,305,928)	310	(1,525,949)
Cash – beginning of period	–	515,147	1,430,030	(843)	1,944,334

Cash – end of period	$–	$294,816	$124,102	$ (533)	$418,385

Nine months ended January 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$8,193	$(448,362)	$(942,602)	$–	$(1,382,771)

Cash flows from investing:
Purchases of AFS securities	–	(178,014)	–	–	(178,014)
Maturities of AFS securities	–	39,400	1,073	–	40,473
Mortgage loans held for investment, net	–	35,460	–	–	35,460
Purchases of property & equipment, net	–	(152)	(71,397)	–	(71,549)
Payments made for acquisitions of businesses and intangibles, net	–	–	(16,022)	–	(16,022)
Proceeds from sale of businesses, net	–	–	533,055	–	533,055
Loans made to franchisees	–	(43,649)	–	–	(43,649)
Repayments from franchisees	–	8,455	–	–	8,455
Intercompany advances (payments)	322,729	–	–	(322,729)	–
Other, net	–	7,830	7,491	–	15,321

Net cash provided by (used in) investing activities	322,729	(130,670)	454,200	(322,729)	323,530

Cash flows from financing:
Repayments of commercial paper	–	(413,221)	–	–	(413,221)
Proceeds from commercial paper	–	644,168	–	–	644,168
Customer banking deposits, net	–	735,491	–	(239)	735,252
Dividends paid	(150,058)	–	–	–	(150,058)
Repurchase of common stock	(180,566)	–	–	–	(180,566)
Proceeds from exercise of stock options, net	(324)	–	–	–	(324)
Intercompany advances (payments)	–	61,747	(384,476)	322,729	–
Other, net	26	57	(31,507)	–	(31,424)

Net cash provided by (used in) financing activities	(330,922)	1,028,242	(415,983)	322,490	603,827

Effects of exchange rates on cash	–	–	(3,446)	–	(3,446)

Net increase (decrease) in cash	–	449,210	(907,831)	(239)	(458,860)
Cash – beginning of period	–	616,238	1,061,656	(50)	1,677,844

Cash – end of period	$–	$1,065,448	$153,825	$(289)	$1,218,984

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Following tax law changes made by Congress on January 2, 2013, the Internal Revenue Service (IRS) announced it would delay acceptance and processing of individual tax returns until January 30 to allow sufficient time to complete necessary updates to forms and testing of its processing systems. This represents a nearly two-week delay compared with last tax season when the IRS began processing individual tax returns on January 17, 2012. We believe this delay resulted in an industry-wide delay to tax season filing patterns and, as described more fully below, a significant decline in our third quarter return volumes and revenues. In addition, at January 31 the IRS was continuing to update its systems for certain forms, and completed tax returns that included those forms could not be filed.

RESULTS OF OPERATIONS

Our subsidiaries provide tax preparation and retail banking services. Tax returns are either prepared by H&R Block tax professionals in a company-owned or franchise office or prepared and filed digitally by our clients through H&R Block At Home™, either online or using our software. We are the only major company offering a full range of do-it-yourself (software and online) and assisted (including traditional in-office) tax preparation solutions to individual tax clients.

CONSOLIDATED RESULTS

A summary of our results of operations is as follows:

•

Revenues for the quarter were $472.0 million, down 28.8% from the prior year, primarily due to a 28.7% decline in returns prepared by and through H&R Block, resulting from the IRS delay in accepting and processing tax returns until January 30.

•

Operating expenses for the quarter declined 15.3% from the prior year due to the impact of lower volumes on variable expenses, litigation charges in the prior year, and actions we took at the beginning of this year to reduce workforce and close offices.

•

We recorded discrete tax benefits of $42.9 million during the quarter of which $43.3 million was due to the settlement of the majority of the issues related to the examination of our 1999 through 2007 U.S. consolidated federal tax returns.

•	Loss per share from continuing operations for the quarter was $0.06, compared to a loss per share of $0.01 in the prior year.

Results of our operations are as follows:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
Revenues:
Tax Services	$464,634	$655,701	$684,706	$868,144
Corporate and eliminations	7,345	7,579	21,025	24,953

	$471,979	$663,280	$705,731	$893,097

Pretax income (loss):
Tax Services	$(64,189)	$31,716	$(335,203)	$(311,733)
Corporate and eliminations	(32,079)	(32,742)	(92,622)	(93,823)

Loss from continuing operations before taxes (benefit)	$(96,268)	$(1,026)	$(427,825)	$(405,556)
Income taxes (benefit)	(79,353)	2,541	(204,061)	(159,821)

Net loss from continuing operations	(16,915)	(3,567)	(223,764)	(245,735)
Net income (loss) from discontinued operations	(793)	218	(6,628)	(74,436)

Net loss	$(17,708)	$(3,349)	$(230,392)	$(320,171)

Basic and diluted loss per share:
Net loss from continuing operations	$(0.06)	$(0.01)	$(0.82)	$(0.82)
Net income (loss) from discontinued operations	(0.01)	–	(0.02)	(0.25)

Net loss	$(0.07)	$(0.01)	$(0.84)	$(1.07)

EBITDA from continuing operations (1)	$(52,202)	$45,023	$(295,688)	$(270,077)
EBITDA from continuing operations – adjusted (1)	(53,326)	49,233	(299,611)	(231,251)

(1)	See “Non-GAAP Financial Information” at the end of Item 2 for a reconciliation of non-GAAP measures.

TAX SERVICES

This segment primarily consists of our income tax preparation businesses – assisted, online and software, and includes our tax operations in the U.S. and its territories, Canada, and Australia. This segment also includes the activities of H&R Block Bank (HRB Bank) that primarily support the tax network.

Tax Services – Operating Statistics (U.S. only)
	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
Tax returns (in 000s): (1)
Company-owned operations	1,511	2,172	1,695	2,351
Franchise operations	1,009	1,454	1,143	1,581

Total retail operations	2,520	3,626	2,838	3,932

Software	514	637	538	664
Online	954	1,228	1,057	1,330
Free File Alliance	61	185	86	208

Total digital tax solutions	1,529	2,050	1,681	2,202

	4,049	5,676	4,519	6,134

As of January 31,	2013	2012
Offices:
Company-owned	5,734	5,787
Company-owned shared locations (2)	477	734

Total company-owned offices	6,211	6,521

Franchise	4,384	4,296
Franchise shared locations (2)	123	175

Total franchise offices	4,507	4,471

	10,718	10,992

(1)      Fiscal year 2013 returns include approximately 57 thousand and 27 thousand company-owned and franchise returns, respectively, which were completed and ready to file at January 31, 2013, but could not be filed due to the unavailability of certain forms. Revenue related to these returns was deferred at January 31, 2013 and was recognized in the fourth quarter of fiscal year 2013.

(2) Shared locations include offices located within Wal-Mart and other third-party businesses.

Tax Services – Operating Results				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
Tax preparation fees:
U.S.	$254,225	$410,420	$296,865	$452,730
International	20,411	18,136	88,912	83,991

	274,636	428,556	385,777	536,721
Royalties	56,211	79,517	71,692	93,149
Fees from refund anticipation checks	44,255	43,689	45,807	45,434
Interest income on Emerald Advance	29,314	30,062	30,074	30,297
Fees from Emerald Cards	11,379	12,193	31,716	31,094
Fees from Peace of Mind guarantees	11,950	11,181	57,505	57,254
Other	36,889	50,503	62,135	74,195

Total revenues	464,634	655,701	684,706	868,144

Compensation and benefits:
Field wages	136,532	176,927	214,230	266,725
Administrative and support wages	37,039	42,619	105,998	110,222
Benefits and other compensation	32,369	41,086	65,908	78,531

	205,940	260,632	386,136	455,478
Marketing and advertising	99,262	117,128	118,100	137,037
Occupancy and equipment	84,631	93,554	246,749	263,369
Bad debt	39,528	48,406	41,148	51,147
Depreciation and amortization	24,557	22,425	68,421	69,866
Supplies	8,724	10,533	15,155	18,711
Other	66,181	71,307	144,200	184,269

Total expenses	528,823	623,985	1,019,909	1,179,877

Pretax income (loss)	$(64,189)	$31,716	$(335,203)	$(311,733)

Three months ended January 31, 2013 compared to January 31, 2012

Tax Services’ revenues decreased $191.1 million, or 29.1% from the prior year. U.S. tax preparation fees decreased $156.2 million, or 38.1%, primarily due to a 30.4% decline in tax returns prepared in our company-owned offices, resulting from the IRS delay in accepting and processing tax returns until January 30. Additionally, revenue totaling $13.2 million was deferred at January 31, as related tax returns could not be filed electronically due to the unavailability of certain forms.

The business of our Tax Services segment is highly seasonal and results for our third quarter represent only a small portion of the tax season. Third quarter results are not indicative of the results we expect for the entire fiscal year. Tax returns prepared in company-owned and franchise offices through February 28, 2013 decreased 7.8% from the prior year. Digital tax returns through February 28, 2013 decreased 1.8% from the prior year. We believe these results are not indicative of results for the entire fiscal year due to the delayed start of the tax season.

Royalties decreased $23.3 million, or 29.3%, for the quarter due to a 30.6% decrease in tax returns prepared in franchise offices, which resulted primarily from the IRS filing deferral described above.

Fees earned from refund anticipation checks (RACs) were essentially flat to the prior year, as the delay to the start of the tax season negatively impacted the number of returns, but was almost entirely offset by the favorable impact resulting from our decision to not continue a promotion for free RACs offered last year.

Other revenues decreased $13.6 million, or 27.0%, primarily due to a 25.4% decrease in digital returns, which primarily resulted from the delayed start to the tax season. Additionally, digital revenue totaling $1.2 million was deferred at January 31, as related tax returns could not be filed due to the unavailability of certain forms.

Total expenses decreased $95.2 million, or 15.3%, from the prior year. Compensation and benefits declined $54.7 million, or 21.0%, primarily due to the decline in the number of returns prepared in company-owned offices. Marketing and advertising expenses declined $17.9 million, or 15.3%, primarily due to a decline in early-season advertising. Occupancy and equipment expenses decreased $8.9 million, or 9.5%, primarily due to reductions in rent expense resulting from office closings. Bad debt declined $8.9 million, or 18.3%, due to lower Emerald Advance lines of credit (EA) and RAC volumes and favorable collection rates on EAs, partially offset by incremental expense from our new credit card offering. Other expenses declined $5.1 million, or 7.2%, primarily due to legal charges recorded in the prior year.

The pretax loss for the three months ended January 31, 2013 was $64.2 million compared to income of $31.7 million in the prior year, due primarily to the delayed start to the tax season described above.

Nine months ended January 31, 2013 compared to January 31, 2012

Tax Services’ revenues decreased $183.4 million, or 21.1%, from the prior year. U.S. tax preparation fees decreased $155.9 million, or 34.4%, primarily due to a 27.9% decline in tax returns prepared in our company-owned offices. The decline in tax returns prepared in company-owned offices was primarily the result of an industry-wide slow start to the tax season. Additionally, we deferred $13.2 million of revenue related to tax returns prepared which we were unable to file electronically due to the unavailability of certain forms.

International tax preparation fees increased $4.9 million, or 5.9%, due primarily to strong tax season results in Australia, partially offset by additional revenue in the prior year resulting from an extension of the Canadian tax season.

Royalties decreased $21.5 million, or 23.0%, for the current year due to a 27.7% decrease in tax returns prepared in franchise offices, which resulted primarily from the delayed start to the tax season described above.

Fees earned from RACs were essentially flat to the prior year, as the delay to the start of the tax season negatively impacted the number of returns, but was almost entirely offset by the favorable impact resulting from our decision to not continue a promotion for free RACs offered last year.

Other revenues decreased $12.1 million, or 16.3%, primarily due to a 23.7% decrease in digital returns, which primarily resulted from the delayed start to the tax season. Additionally, revenue totaling $1.2 million was deferred at January 31, as related tax returns could not be filed due to the unavailability of certain forms.

Total expenses decreased $160.0 million, or 13.6%, from the prior year. Compensation and benefits declined $69.3 million, or 15.2%, primarily due to the decline in returns prepared in company-owned offices and a reduction in force at the end of fiscal year 2012. Marketing and advertising expenses declined $18.9 million, or 13.8%, primarily due to a decline in early-season advertising. Occupancy and equipment expenses decreased $16.6 million, or 6.3%, primarily due to reductions in rent expense resulting from office closings. Bad debt declined $10.0 million, or 19.5% due to lower EA and RAC volumes and favorable collection rates on EAs, partially offset by incremental expense from our new credit card offering. Other expenses declined $40.1 million, or 21.7%, primarily due to legal charges recorded in the prior year.

The pretax loss for the nine months ended January 31, 2013 and 2012 was $335.2 million and $311.7 million, respectively.

CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS

Corporate operating losses include net interest margin and gains or losses relating to mortgage loans held for investment, real estate owned and residual interests in securitizations, along with interest expense on borrowings and other corporate expenses.

Corporate and Eliminations – Operating Results				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
Interest income on mortgage loans held for investment	$4,120	$4,948	$12,705	$15,760
Other	3,225	2,631	8,320	9,193

Total revenues	7,345	7,579	21,025	24,953

Interest expense	17,540	21,131	60,111	63,124
Provision for loan losses	3,500	4,525	10,250	17,275
Other	18,384	14,665	43,286	38,377

Total expenses	39,424	40,321	113,647	118,776

Pretax loss	$(32,079)	$(32,742)	$(92,622)	$(93,823)

Three months ended January 31, 2013 compared to January 31, 2012

The pretax loss for the three months ended January 31, 2013 totaled $32.1 million, which was essentially flat compared to the prior year. Interest expense declined $3.6 million, or 17.0%, due to lower interest rates on our Senior Notes, coupled with lower principal balances outstanding. Other expenses increased $3.7 million from the prior year primarily due to a $5.8 million loss we incurred on the early retirement of our $600.0 million Senior Notes.

Nine months ended January 31, 2013 compared to January 31, 2012

The pretax loss for the nine months ended January 31, 2013 totaled $92.6 million, an improvement of $1.2 million, or 1.3%, over the prior year. Interest income on mortgage loans and provisions for loan losses declined $3.1 million and $7.0 million, respectively, as a result of the continued run-off of our mortgage loan portfolio. Interest expense declined $3.0 million, or 4.8%, primarily due to lower interest rates on our Senior Notes. Other expenses increased $4.9 million from the prior year primarily due to a loss we incurred on the early retirement of our $600.0 million Senior Notes.

Income Taxes on Continuing Operations

Our effective tax rate for continuing operations was 47.7% and 39.4% for the nine months ended January 31, 2013 and 2012, respectively. Due to losses in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. During the nine months ended January 31, 2013, a discrete tax benefit of $38.7 million was recorded compared to a discrete tax benefit of $1.3 million in the prior year. This difference in discrete tax benefit was largely due to differences in income tax reserve adjustments recorded. The majority of these income tax reserve adjustments were recorded in the third quarter of the current fiscal year due to a settlement with the IRS related to the 1999 through 2007 tax years.

DISCONTINUED OPERATIONS

Our discontinued operations include our previously reported Business Services segment and our discontinued mortgage operations.

Discontinued Operations – Operating Results				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2013	2012	2013	2012
Revenues	$–	$50,508	$–	$416,436

Pretax income (loss) from operations:
RSM and related businesses	$(511)	$1,117	$(204)	$18,831
Mortgage	(765)	(27,385)	(10,639)	(54,019)

	(1,276)	(26,268)	(10,843)	(35,188)
Income tax benefit	(483)	(6,462)	(4,215)	(10,268)

Net loss from operations	(793)	(19,806)	(6,628)	(24,920)

Pretax loss on sales of businesses	–	(236)	–	(109,485)
Income tax benefit	–	(20,260)	–	(59,969)

Net gain (loss) on sales of businesses	–	20,024	–	(49,516)

Net income (loss) from discontinued operations	$(793)	$218	$(6,628)	$(74,436)

Three months ended January 31, 2013 compared to January 31, 2012

The net loss from our discontinued operations totaled $0.8 million for the three months ended January 31, 2013. Net income in the prior year totaled $0.2 million, and included incremental legal accruals recorded at SCC, offset by $20.5 million of capital loss carry-forwards used on the sale of RSM.

Nine months ended January 31, 2013 compared to January 31, 2012

The net loss from our discontinued operations totaled $6.6 million for the nine months ended January 31, 2013. The net loss in the prior year totaled $74.4 million, and included a $99.7 million pretax goodwill impairment related to the sales of RSM McGladrey, Inc. (RSM) and McGladrey Capital Markets LLC (MCM), as well as off-season operating income earned prior to the sale.

The pretax loss related to the mortgage business included incremental legal accruals and $20.0 million in loss provisions related to SCC’s estimated contingent losses for representation and warranty claims in the prior year.

Representation and Warranty Claims

SCC has accrued a liability as of January 31, 2013 for estimated contingent losses arising from representations and warranties on loans and securities it originated and sold, of $118.8 million, which represents SCC’s estimate of the probable loss that may occur. Loss payments totaled $11.2 million and $3.3 million for the nine months ended January 31, 2013 and 2012, respectively. These amounts were recorded as reductions of SCC’s accrued representation and warranty liability.

See additional discussion in Item 1, note 13 to the consolidated financial statements.

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

Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our unsecured committed line of credit (2012 CLOC), we believe that in the absence of any unexpected developments, our existing sources of capital at January 31, 2013 are sufficient to meet our operating needs. See discussions in Item 1, note 7 to the consolidated financial statements for details of our 2012 CLOC and in “Regulatory Environment” below for details of pending regulatory changes.

OPERATING ACTIVITIES – Cash used in operations totaled $1.3 billion for the nine months ended January 31, 2013, compared with $1.4 billion for the same period last year. This decrease is due to lower tax payments and operating losses in the current year, partially offset by the payment of previously accrued legal settlements.

Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents – restricted totaled $38.0 million at January 31, 2013, and primarily consisted of cash held by our captive insurance subsidiary that will be used to pay claims and cash held by HRB Bank required for regulatory compliance.

INVESTING ACTIVITIES – Cash used in investing activities totaled $180.3 million for the current period, compared to cash provided of $323.5 million in the same period last year.

Available-for-Sale Securities. During the nine months ended January 31, 2013, HRB Bank purchased $108.4 million in mortgage-backed securities, compared to $178.0 million in the prior year. Additionally, we received payments as a result of sales or maturing AFS securities of $86.8 million during the nine months ended January 31, 2013 compared to $40.5 million in the prior year.

Mortgage Loans Held for Investment. We received net proceeds of $31.2 million and $35.5 million on our mortgage loans held for investment for the first nine months of fiscal years 2013 and 2012, respectively.

Purchases of Property and Equipment. Total cash paid for property and equipment was $96.1 million and $71.5 million for the nine months ended January 31, 2013 and 2012, respectively. This increase was primarily a result of upgrades to our tax offices.

Acquisitions of Businesses and Intangibles. Total cash paid for acquisitions was $20.7 million and $16.0 million during the nine months ended January 31, 2013 and 2012, respectively.

Sales of Businesses. We had no significant sales during the nine months ended January 31, 2013. Proceeds from the sales of businesses totaled $533.1 million for the nine months ended January 31, 2012, which included proceeds from the sale of RSM and an ancillary business. We also sold 83 tax offices in fiscal year 2012. The majority of these sales were financed through affiliate loans.

Loans Made to Franchisees. Loans made to franchisees totaled $68.9 million and $43.6 million for the nine months ended January 31, 2013 and 2012, respectively.

FINANCING ACTIVITIES – Cash used in financing activities totaled $33.3 million for the nine months ended January 31, 2013, compared to cash provided of $603.8 million in the same period last year, primarily due to the lower customer deposit balances and larger share repurchases in the current year.

Short-Term Borrowings. We had commercial paper borrowings of $425.0 million and $230.9 million at January 31, 2013 and 2012, respectively. These borrowings were used to fund our off-season losses and cover our seasonal working capital needs.

Proceeds from the Issuance of Long-Term Debt. On October 25, 2012, we issued $500.0 million of 5.50% Senior Notes. The Senior Notes are due November 1, 2022, and are not redeemable by the bondholders prior to maturity.

On November 26, 2012 we redeemed our $600.0 million Senior Notes due in January 2013 at a price of $623.0 million. Proceeds of the $500.0 million Senior Notes and other cash balances were used to repay the $600.0 million Senior Notes.

Customer Banking Deposits. Customer banking deposits increased $208.8 million for the nine months ended January 31, 2013 compared to $735.3 million in the prior year. In the current fiscal year, the delayed start to the tax season shifted many of the deposits we receive on Emerald Cards into February.

Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $162.7 million and $150.1 million for the nine months ended January 31, 2013 and 2012, respectively. The increase from the prior year is due to an increase in the quarterly dividend to $0.20 per share compared to $0.15 per share in the prior year, partially offset by a reduction in the number of shares outstanding.

Repurchase and Retirement of Common Stock. We purchased and immediately retired 21.3 million shares of our common stock at a cost of $315.0 million during the nine months ended January 31, 2013. We also paid cash totaling $22.5 million related to 1.5 million shares that had not yet settled and was accrued as of April 30, 2012. During the nine months ended January 31, 2012, we purchased and immediately retired 13.0 million shares of our common stock at a cost of $177.5 million.

In June 2012, our Board of Directors extended the authorization to purchase up to $2.0 billion of our common stock through June 2015. There was $857.5 million remaining under this authorization at January 31, 2013.

HRB BANK – At January 31, 2013, HRB Bank had cash balances of $291.2 million, compared to $513.5 million at April 30, 2012. Distribution of that cash balance would be subject to regulatory approval and it is therefore not available for general corporate purposes.

Block Financial LLC (Block Financial) has historically made capital contributions to HRB Bank to help meet its capital requirements. Block Financial made capital contributions to HRB Bank of $400.0 million during fiscal year 2012. No such contributions were made during the nine months ended January 31, 2013.

ASSETS HELD BY FOREIGN SUBSIDIARIES – At January 31, 2013, cash and short-term investment balances of $38.5 million were held by our foreign subsidiaries. These funds would have to be repatriated to be available to fund domestic operations, and income taxes would be accrued and paid on those amounts. During the current period, a Canadian subsidiary purchased an intangible asset from a U.S. subsidiary and an Australian subsidiary paid a dividend to its U.S. parent. These transactions effectively brought $72.5 million to the U.S. from our foreign subsidiaries.

During previous fiscal years, we used foreign exchange forward contracts to mitigate foreign currency exchange rate risk as we funded our Canadian operations. We do not currently expect to enter into any similar contracts.

BORROWINGS

The following chart provides the debt ratings for Block Financial as of January 31, 2013:

	Short-term	Long-term	Outlook
Moody’s	P-2	Baa2	Negative
S&P	A-2	BBB	Negative

Other than the items discussed in Item 1, notes 7 and 11 to the consolidated financial statements, there have been no other material changes in our borrowings from those reported at April 30, 2012 in our Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than the items discussed in Item 1, notes 7 and 11 to the consolidated financial statements, there have been no other material changes in our contractual obligations and commercial commitments from those reported at April 30, 2012 in our Annual Report on Form 10-K.

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

The deadline for comment on the proposed rules was October 22, 2012, and various banking associations, industry groups, and individual companies provided comments on the proposed rules to the regulators. We filed a comment letter asking the Federal Reserve to follow the Collins Amendment, which includes provisions that defer the effective date for new minimum capital requirements for SLHCs until July 21, 2015, and make the proposed capital requirements for SLHCs effective no earlier than such date. The regulators will now review the comments and publish final rules, which may vary substantially from the proposed rules. As such, the regulations ultimately applicable to our Holding Companies may be substantially different from the proposed regulations. If such regulations are implemented as proposed, banks and their holding companies, including our Holding Companies, will be subject to higher minimum capital requirements and will be required to hold a greater amount of equity than currently required. We will continue to monitor the rulemaking process for any modifications or clarifications that may be made prior to finalization. There is no assurance that the proposed rules will be adopted in their current form, what changes may be made prior to adoption, when the final rules will be effective, or how the final rules would ultimately affect our business. As discussed below in Part II, Item 1A, “Risk Factors,” we are in the process of evaluating alternative means of ceasing to be an SLHC, in which case we would no longer be subject to regulation by the Federal Reserve as an SLHC.

There have been no other material changes in our regulatory environment from those reported at April 30, 2012 in our Annual Report on Form 10-K.

NON-GAAP FINANCIAL INFORMATION

Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with accounting principles generally accepted in the United States (GAAP). Because these measures are not measures of financial performance under GAAP and are susceptible to varying calculations, they may not be comparable to similarly titled measures in other companies.

We consider non-GAAP financial measures to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of the our core operating performance.

The following are descriptions of adjustments we make for our non-GAAP financial measures:

•	We exclude from our non-GAAP financial measures litigation charges we incur and favorable reserve adjustments. This does not include normal legal defense costs.
•	We exclude from our non-GAAP financial measures non-cash charges to adjust the carrying values of goodwill, intangible assets, other long-lived assets and investments to their estimated fair values.
•	We exclude from our non-GAAP financial measures severance and other restructuring charges in connection with the termination of personnel, closure of facilities and related costs.
•	We exclude from our non-GAAP financial measures the gains and losses on business dispositions, including investment banking, legal and accounting fees.
•	We exclude from our non-GAAP financial measures the effects of discrete income tax reserve and related adjustments recorded in a specific quarter.

We may consider whether other significant items that arise in the future should also be excluded from our non-GAAP financial measures.

We measure the performance of our business using a variety of metrics, including EBITDA, adjusted EBITDA and adjusted pretax income of continuing operations. We also use EBITDA and pretax income of continuing operations as factors in incentive compensation calculations for our employees. Adjusted EBITDA and adjusted pretax income eliminate the impact of items that we do not consider indicative of our core operating performance and, we believe, provide meaningful information to assist in understanding our financial results, analyzing trends in our underlying business, and assessing our prospects for future performance.

The following is a reconciliation of our non-GAAP financial measures:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
EBITDA and Adjusted EBITDA	2013	2012	2013	2012
EBITDA:
Net loss from continuing operations – reported	$(16,915)	$(3,567)	$(223,764)	$(245,735)

Add back:
Income taxes	(79,353)	2,541	(204,061)	(159,821)
Interest expense	19,428	23,543	64,895	69,352
Depreciation and amortization	24,638	22,506	67,242	66,127

	(35,287)	48,590	(71,924)	(24,342)

EBITDA from continuing operations	(52,202)	45,023	(295,688)	(270,077)

Adjustments:
Loss contingencies – litigation charges	(190)	4,171	(4,943)	27,528
Impairment of goodwill and intangible assets	–	–	1,421	8,237
Severance	(582)	(190)	475	1,920
Loss (gain) on sales of tax offices	(352)	229	(876)	1,141

	(1,124)	4,210	(3,923)	38,826

Adjusted EBITDA from continuing operations	$(53,326)	$49,233	$(299,611)	$(231,251)

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
Adjusted Pretax Results	2013	2012	2013	2012
Non-GAAP Pretax Results:
Pretax loss from continuing operations – reported	$(96,268)	$(1,026)	$(427,825)	$(405,556)

Adjustments:
Loss contingencies – litigation charges	(190)	4,171	(4,943)	27,528
Impairment of goodwill and intangible assets	–	–	1,421	8,237
Severance	(582)	(190)	475	1,920
Loss (gain) on sales of tax offices	(352)	229	(876)	1,141

	(1,124)	4,210	(3,923)	38,826

Pretax income (loss) from continuing operations – adjusted	$(97,392)	$3,184	$(431,748)	$(366,730)

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

During previous fiscal years, we used foreign exchange forward contracts to mitigate foreign currency exchange rate risk as we funded our Canadian operations. We do not currently expect to enter into any similar contracts.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 12 to the consolidated financial statements.

ITEM 1A.	RISK FACTORS

Other than the risk factors discussed below, there have been no material changes in our risk factors from those reported at April 30, 2012 in our Annual Report on Form 10-K.

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

The Dodd-Frank Act requires the Federal Reserve to promulgate minimum capital requirements for SLHCs, including leverage and risk-based capital requirements that are no less stringent than those applicable to insured depository institutions at the time the Dodd-Frank Act was enacted. On June 7, 2012, the Federal Reserve issued a notice of proposed rulemaking on regulatory capital requirements, implementing changes required by the Dodd-Frank Act and aspects of the Basel III regulatory capital reforms, portions of which would apply to our Holding Companies (“Proposed Capital Rules”). The OCC, which regulates HRB Bank, and the FDIC joined the Federal Reserve in requesting comments on the Proposed Capital Rules. The comment period expired on October 22, 2012. We provided formal comments on the Proposed Capital Rules. It is currently unclear what the regulatory capital requirements for SLHCs will be and when such capital requirements will become effective. The Federal Reserve announced on November 9, 2012 that the implementation would be postponed beyond January 1, 2013 to an unspecified date.

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

We face substantial litigation in connection with our various business activities, and such litigation may damage our reputation, impair our product offerings or result in material liabilities and losses.

We, and/or our subsidiaries, have been named and from time to time will likely continue to be named, as a defendant in various legal actions, including arbitrations, class actions, actions or inquiries by state attorneys general, and other litigation arising in connection with our various business activities. Adverse outcomes related to litigation could result in substantial damages and could cause our earnings to decline. Negative public opinion could also result from our subsidiaries’ actual or alleged conduct in such claims, possibly damaging our reputation, which, in turn, could adversely affect our business prospects and cause the market price of our stock to decline.

In addition, a state appellate court issued a ruling, which is subject to a pending request for additional appellate review, that a competitor’s deferral of tax preparation fees in connection with its refund transfer product was an extension of credit requiring truth in lending disclosures. We believe there are factual and legal differences that distinguish us and our RAC product and, as such, that we are not bound by the court’s decision. However, any requirement that materially alters our offering of RACs could have a material adverse impact on our business, results of operations and financial condition.

We rely on a single vendor or a limited number of vendors to provide certain key products or services, and the inability of these key vendors to meet our needs could have a material adverse effect on our business, results of operations and financial condition.

Historically we have contracted, and in the future will continue to contract, with a single vendor or a limited number of vendors to provide support for our tax, financial and other products and services. As with any vendor we utilize, we are vulnerable to vendor error, service inefficiencies, service interruptions or service delays; however, our sensitivity to any of these issues is heightened (1) due to the seasonality of our business, and (2) with respect to any vendor that we utilize for the provision of any such product or service that has specialized expertise, is a sole provider, or whose indemnification obligations are limited. If such a vendor is unable to meet our needs in a timely manner or if the products or services provided by such a vendor are terminated or otherwise delayed because the vendor fails to perform adequately, is no longer in business, experiences shortages, or discontinues a certain product or service that we utilize, or if we are not able to develop alternative sources for these products and services quickly and cost-effectively, it could result in a material and adverse impact on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2013 is as follows:

			(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum $ Value of Shares that May Be Purchased Under the Plans or Programs
November 1 – November 30	1	$18.05	–	$857,504
December 1 – December 31	19	$18.59	–	$857,504
January 1 – January 31	–	$–	–	$857,504

(1)

Total shares of 20 thousand were purchased in connection with the funding of employee income tax withholding obligations arising upon the exercise of stock options or the lapse of restrictions on nonvested shares.

(2)	In June 2012, our Board of Directors extended the authorization to purchase up to $2.0 billion of our common stock through June 2015.

ITEM 5. OTHER INFORMATION

(a) The following information is provided in accordance with Item 1.01 of Form 8-K (Entry into a Material Definitive Agreement):

Indemnification Agreement Additional Indemnitees. As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012, file number 1-6089, filed on March 7, 2012 (the “March 2012 Form 10-Q”), the Board of Directors of the Company approved a form of indemnification agreement (the “Indemnification Agreement”) to be entered into by the Company and certain of its directors and officers (each, an “Indemnitee”). On March 6, 2013, pursuant to approval by the Board of Directors of the Company, the Company entered into an Indemnification Agreement with the following additional Indemnitees:

•	Gregory J. Macfarlane, Chief Financial Officer
•	Delos “Kip” Knight, President, International

The description of the Indemnification Agreement as set forth in the March 2012 Form 10-Q, and the form of Indemnification Agreement filed as Exhibit 10.2 to the March 2012 Form 10-Q, are incorporated herein by reference.

(b) The following information is provided in accordance with Item 5.02(e) of Form 8-K (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):

Amendment to 2013 Long Term Incentive Plan. Effective March 6, 2013, we amended and restated our 2013 Long Term Incentive Plan (the “LTI Plan”) to amend Sections 4.2 and 13.5 to permit our Compensation Committee to delegate its authority under the LTI Plan (including the authority to sub-delegate) to (i) except with respect to officers who are designated as executive officers by the Company’s Board of Directors under Section 16 of the Securities Act of 1934, determine whether a violation of a restrictive covenant under the LTI Plan occurred, and (ii) if a violation occurred, to demand payment of value already realized under an award and/or cancel or suspend the award in the event of such a violation. A copy of the LTI Plan, as amended and restated, is attached as Exhibit 10.1 hereto and incorporated herein by reference.

Forms of Award Agreement. On March 6, 2013, the Company’s Board of Directors adopted new forms of award agreement, based on the recommendation of its Compensation Committee, for long term incentive awards of restricted share units and non-qualified stock options pursuant to the LTI Plan. The award agreements include, among other provisions, termination, change in control, restrictive covenants, and clawback provisions. Copies of the forms of award agreement for restricted share units and non-qualified stock options are filed as Exhibits 10.2 and 10.3, respectively, herewith.

ITEM 6. EXHIBITS

10.1 *	2013 Long Term Incentive Plan, as amended and restated on March 6, 2013.
10.2 *	Form of 2013 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on March 6, 2013.
10.3 *	Form of 2013 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, as approved on March 6, 2013.
10.4 *	H&R Block Severance Plan, as amended and restated on January 1, 2013.
10.5 *	Letter Agreement between the Company, H&R Block Management, LLC and William C. Cobb, effective January 3, 2013.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.REF	XBRL Taxonomy Extension Reference Linkbase

*	Indicates management contracts, compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

William C. Cobb
President and Chief Executive Officer
March 7, 2013

Gregory J. Macfarlane
Chief Financial Officer
March 7, 2013

Jeffrey T. Brown
Chief Accounting and Risk Officer
March 7, 2013