Form 10-Q
period 2013-07-31
H&R BLOCK INC
filed 2013-09-05
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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
Yes ☐ No  ☑
The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on August 31, 2013: 273,863,581 shares.

Form 10-Q for the Period Ended July 31, 2013

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of	July 31, 2013	July 31, 2012	April 30, 2013
	(unaudited)	(unaudited)
ASSETS
Cash and cash equivalents	$1,163,876	$939,871	$1,747,584
Cash and cash equivalents — restricted	55,477	43,109	117,837
Receivables, less allowance for doubtful accounts of $52,606, $43,477 and $50,399	121,309	116,357	206,835
Prepaid expenses and other current assets	356,662	318,262	390,087
Mortgage loans held for sale	7,608	—	—
Total current assets	1,704,932	1,417,599	2,462,343
Mortgage loans held for investment, less allowance for loan losses of $15,514, $22,185 and $14,314	309,681	386,759	338,789
Investments in available-for-sale securities	487,033	380,765	486,876
Property and equipment, at cost less accumulated depreciation and amortization of $432,681, $542,144 and $420,318	286,584	242,585	267,880
Intangible assets, net	280,455	271,533	284,439
Goodwill	435,667	431,101	434,782
Other assets	258,536	463,935	262,670
Total assets	$3,762,888	$3,594,277	$4,537,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Customer banking deposits	$757,929	$648,378	$936,464
Accounts payable, accrued expenses and other current liabilities	443,065	414,604	523,921
Accrued salaries, wages and payroll taxes	32,926	35,234	134,970
Accrued income taxes	215,834	278,539	416,128
Current portion of long-term debt	730	600,642	722
Total current liabilities	1,450,484	1,977,397	2,012,205
Long-term debt	905,902	408,992	905,958
Other noncurrent liabilities	301,187	362,215	356,069
Total liabilities	2,657,573	2,748,604	3,274,232
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 316,628,110	3,166	3,166	3,166
Convertible preferred stock, no par, stated value $0.01 per share, 500,000 shares authorized	—	—	—
Additional paid-in capital	753,209	744,616	752,483
Accumulated other comprehensive income (loss)	(257)	7,350	10,550
Retained earnings	1,163,651	955,873	1,333,445
Less treasury shares, at cost	(814,454)	(865,332)	(836,097)
Total stockholders’ equity	1,105,315	845,673	1,263,547
Total liabilities and stockholders’ equity	$3,762,888	$3,594,277	$4,537,779

See accompanying notes to consolidated financial statements.

H&R Block Q1 FY2014 Form 10-Q	1

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	(unaudited, in 000s, except per share amounts)
Three months ended July 31,	2013	2012

REVENUES:
Service revenues	$107,800	$79,896
Product and other revenues	8,198	6,720
Interest income	11,197	9,873
	127,195	96,489
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	46,312	39,585
Occupancy and equipment	78,736	79,951
Provision for bad debt and loan losses	11,491	4,645
Interest	14,446	22,077
Depreciation and amortization of property and equipment	16,804	14,534
Other	42,264	32,632
	210,053	193,424
Selling, general and administrative	96,697	75,478
	306,750	268,902
Operating loss	(179,555)	(172,413)
Other income (expense), net	(4,939)	3,144
Loss from continuing operations before income tax benefit	(184,494)	(169,269)
Income tax benefit	(71,224)	(63,619)
Net loss from continuing operations	(113,270)	(105,650)
Net loss from discontinued operations	(1,917)	(1,791)
NET LOSS	$(115,187)	$(107,441)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.42)	$(0.38)
Discontinued operations	—	(0.01)
Consolidated	$(0.42)	$(0.39)

DIVIDENDS PER SHARE	$0.20	$0.20

COMPREHENSIVE INCOME (LOSS):
Net loss	$(115,187)	$(107,441)
Unrealized gains (losses) on available-for-sale securities, net of taxes:
Unrealized holding gains (losses) arising during the period, net of taxes (benefit) of ($5,065) and $152	(7,715)	170
Reclassification adjustment for gains included in income, net of taxes	—	—
Change in foreign currency translation adjustments	(3,092)	(4,965)
Other comprehensive loss	(10,807)	(4,795)
Comprehensive loss	$(125,994)	$(112,236)

See accompanying notes to consolidated financial statements.

2	H&R Block Q1 FY2014 Form 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Three months ended July 31,	2013	2012

NET CASH USED IN OPERATING ACTIVITIES	$(318,742)	$(373,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(45,158)	(28,990)
Maturities of and payments received on available-for-sale securities	32,061	21,129
Principal payments on mortgage loans held for investment, net	11,707	12,652
Purchases of property and equipment	(34,386)	(13,273)
Franchise loans:
Loans funded	(6,657)	(5,062)
Payments received	7,164	5,154
Other, net	6,179	1,675
Net cash used in investing activities	(29,090)	(6,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(30,831)
Customer banking deposits, net	(179,364)	(179,519)
Dividends paid	(54,550)	(54,201)
Repurchase of common stock, including shares surrendered	(4,201)	(339,088)
Proceeds from exercise of stock options	21,953	468
Other, net	(13,093)	(19,939)
Net cash used in financing activities	(229,255)	(623,110)

Effects of exchange rates on cash	(6,621)	(1,498)

Net decrease in cash and cash equivalents	(583,708)	(1,004,463)
Cash and cash equivalents at beginning of the period	1,747,584	1,944,334
Cash and cash equivalents at end of the period	$1,163,876	$939,871

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$106,467	$19,747
Interest paid on borrowings	15,883	13,494
Interest paid on deposits	640	1,336
Transfers of foreclosed loans to other assets	2,100	3,074
Accrued additions to property and equipment	8,048	7,107
Transfer of mortgage loans held for investment to held for sale	7,608	—

See accompanying notes to consolidated financial statements.

H&R Block Q1 FY2014 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated balance sheets as of July 31, 2013 and 2012, the consolidated statements of operations and comprehensive income (loss) for the three months ended July 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended July 31, 2013 and 2012 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at July 31, 2013 and 2012 and for all periods presented have been made. See note 14 for discussion of our presentation of discontinued operations.
“H&R Block,” “the Company,” “we,” “our” and “us” are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2013 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2013 or for the year then ended, are derived from our April 30, 2013 Annual Report to Shareholders on Form 10-K.
Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the determination of contingent losses arising from our discontinued mortgage business, contingent losses associated with pending claims and litigation, allowance for loan losses, valuation allowances based on future taxable income, reserves for uncertain tax positions and related matters. Estimates have been prepared on the basis of the most current and best information available as of each balance sheet date. As such, actual results could differ materially from those estimates.
Seasonality of Business - Our operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.
Recently Issued or Newly Adopted Accounting Standards - In February 2013, the Financial Accounting Standards Board issued guidance which expands disclosure requirements for other comprehensive income. The guidance requires the reporting of the effect of the reclassification of items out of accumulated other comprehensive income on each affected net income line item. The guidance is effective for interim and annual periods beginning on or after December 15, 2012 and is to be applied prospectively. This guidance, which we adopted as of May 1, 2013, did not have a material impact on our financial statements, as we had no reclassifications of items out of accumulated other comprehensive income for the first quarter of fiscal 2014.
NOTE 2: H&R BLOCK BANK
On July 11, 2013, H&R Block Bank (HRB Bank) and Block Financial LLC (Block Financial) entered into a definitive Purchase and Assumption Agreement (P&A Agreement) with Republic Bank & Trust Company (Republic Bank). Pursuant to the P&A Agreement, HRB Bank will, among other matters, transfer all of its deposit liabilities, ($759.7 million if the closing were effective July 31, 2013) to Republic Bank with a cash payment of approximately the same amount, subject to several conditions, including the finalization of various operating agreements and regulatory approval (P&A Transaction). If the respective parties receive regulatory approval on or before September 30, 2013, this transaction will have a closing date of not later than November 15, 2013. If regulatory approval is received after September 30, 2013 but on or before March 31, 2014, this transaction will have a closing date between April 30, 2014 and June 18, 2014. Simultaneously with any closing, HRB Bank will convert into a national banking association, merge with and into Block Financial, surrender its bank charter, and cease to operate as a separate legal entity. At that time, H&R Block, Inc. and Block Financial would no longer be savings and loan holding companies subject to regulatory oversight of the Federal Reserve or related regulatory capital requirements. Prior to entering into this agreement, Republic Bank filed

4	H&R Block Q1 FY2014 Form 10-Q

an application with its regulators to convert to a national bank charter which is being processed concurrently with the review of the transaction between H&R Block and Republic Bank. We have received indications that additional time is needed for Republic Bank’s regulators to process their applications. We, therefore, expect to continue offering our financial products and services to our clients through HRB Bank for the 2014 tax season.
We plan to continue to offer financial products and services to our clients subsequent to HRB Bank ceasing operations and we are currently negotiating additional agreements with Republic Bank, including a Joint Marketing Master Services Agreement (MSA Agreement) and a related Receivables Participation Agreement (RPA Agreement), under which Republic Bank will serve as the bank offering H&R Block-branded financial services and products, and we will service and administer such financial services and products for Republic Bank.
We incurred certain fees for professional advisors and accrued employee termination benefits in connection with this pending transaction. Those costs totaled $7.5 million for the quarter ended July 31, 2013.
The obligations of the parties to complete the P&A Transaction are subject to the fulfillment of numerous conditions including regulatory approval and agreement upon, execution and delivery of the MSA Agreement and the RPA Agreement. We cannot be certain when or if these conditions will be satisfied, and therefore we cannot predict the timing or the likelihood of completing the P&A Transaction and ceasing to be regulated as an SLHC.
NOTE 3: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 6.3 million shares and 9.2 million shares for the three months ended July 31, 2013 and 2012, respectively, as the effect would be antidilutive due to the net loss from continuing operations during those periods.
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
Three months ended July 31,	2013	2012
Net loss from continuing operations attributable to shareholders	$(113,270)	$(105,650)
Net loss allocated to participating securities	(62)	(73)
Net loss from continuing operations attributable to common shareholders	$(113,332)	$(105,723)

Basic weighted average common shares	273,080	277,155
Potential dilutive shares	—	—
Dilutive weighted average common shares	273,080	277,155

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.42)	$(0.38)
Diluted	(0.42)	(0.38)
The weighted average shares outstanding for the three months ended July 31, 2013 decreased to 273.1 million from 277.2 million for the three months ended July 31, 2012, primarily due to share repurchases completed during fiscal year 2013. During the three months ended July 31, 2012, we purchased and immediately retired 21.3 million shares of our common stock at a cost of $315.0 million.
During the three months ended July 31, 2013, we acquired 0.2 million shares of our common stock at an aggregate cost of $4.2 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the three months ended July 31, 2012, we acquired 0.1 million shares at an aggregate cost of $1.6 million for similar purposes.

H&R Block Q1 FY2014 Form 10-Q	5

During the three months ended July 31, 2013 and 2012, we issued 1.4 million and 0.3 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the three months ended July 31, 2013, we granted 0.8 million nonvested units under our stock-based compensation plans. Nonvested units granted generally either vest over a three year period with one-third vesting each year or cliff vest at the end of a three-year period. Stock-based compensation expense of our continuing operations totaled $4.6 million and $2.4 million for the three months ended July 31, 2013 and 2012, respectively. As of July 31, 2013, unrecognized compensation cost for options totaled $2.7 million, and for nonvested shares and units totaled $39.2 million.
NOTE 4: RECEIVABLES
Short-term receivables consist of the following:

(in 000s)
As of	July 31, 2013	July 31, 2012	April 30, 2013
Loans to franchisees	$64,041	$60,459	$65,413
Receivables for tax preparation and related fees	37,547	35,194	49,356
Canadian CashBack receivables	2,412	6,601	47,658
Emerald Advance lines of credit	22,649	24,215	23,218
Royalties from franchisees	4,070	2,096	10,722
Credit cards	7,309	—	7,733
Other	35,887	31,269	53,134
	173,915	159,834	257,234
Allowance for doubtful accounts	(52,606)	(43,477)	(50,399)
	$121,309	$116,357	$206,835

The short-term portion of Emerald Advance lines of credit (EAs), loans made to franchisees, CashBack balances and credit card balances is included in receivables, while the long-term portion is included in other assets in the consolidated balance sheets. These amounts are as follows:

(in 000s)
	EAs	Loans to Franchisees	CashBack	Credit Cards
As of July 31, 2013:
Short-term	$22,649	$64,041	$2,412	$7,309
Long-term	6,906	106,119	—	15,446
	$29,555	$170,160	$2,412	$22,755
As of July 31, 2012:
Short-term	$24,215	$60,459	$6,601	$—
Long-term	11,689	112,810	—	—
	$35,904	$173,269	$6,601	$—
As of April 30, 2013:
Short-term	$23,218	$65,413	$47,658	$7,733
Long-term	9,819	103,047	—	15,538
	$33,037	$168,460	$47,658	$23,271

EAs - We review the credit quality of our EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of July 31, 2013, by year of origination, are as follows:

6	H&R Block Q1 FY2014 Form 10-Q

(in 000s)
Credit Quality Indicator – Year of origination:
2013	$8,657
2012	1,177
2011	2,083
2010 and prior	6,297
Revolving loans	11,341
$29,555

As of July 31, 2013 and 2012 and April 30, 2013, $26.8 million, $30.3 million and $30.0 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.
Loans to Franchisees - Loans made to franchisees as of July 31, 2013 and 2012 and April 30, 2013, consisted of $124.2 million, $129.3 million and $121.2 million, respectively, in term loans made primarily to finance the purchase of franchises and $46.0 million, $44.0 million and $47.3 million, respectively, in revolving lines of credit primarily for the purpose of funding off-season working capital needs.
As of July 31, 2013 and 2012 and April 30, 2013, loans with a principal amount of $2.5 million, $0.5 million and $0.1 million, respectively, were more than 30 days past due, however we had no loans to franchisees on non-accrual status.
Canadian CashBack Program - During the tax season our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency for a fee (the CashBack program). Refunds advanced under the CashBack program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. CashBack amounts are generally received within 60 days of filing the client's return. As of July 31, 2013 and 2012 and April 30, 2013, $0.8 million, $2.6 million and $1.8 million of CashBack balances were more than 60 days old, respectively.
Credit Cards - We utilize a four-tier underwriting approach at origination. Each of the four tiers, with Tier 4 representing the most risk, is comprised of a combination of FICO scores ranging from 521 to 680, generic and custom credit bureau based risk scores and client attributes. The criteria in the tiers are not subsequently updated. The population also includes certain clients which are “un-scorable.” Although we utilize the borrower's credit score for underwriting, we do not consider the credit score to be a primary measure of credit quality, since it tends to be a lagging indicator. Credit card receivable balances as of July 31, 2013, by credit tier, are as follows:

(in 000s)
Tier 1	$5,127
Tier 2	9,532
Tier 3	2,815
Tier 4	5,281
$22,755

An aging of our credit card receivable balances as of July 31, 2013 is as follows :

(in 000s)
Current	$13,740
Less than 30 days past due	1,778
30 - 59 days past due	1,262
60 - 89 days past due	1,312
90 days or more past due	4,663
$22,755

H&R Block Q1 FY2014 Form 10-Q	7

As of July 31, 2013 and April 30, 2013, a total of $1.1 million and $2.1 million in unamortized deferred fees and costs were capitalized related to our credit card balances, respectively.
Long-Term Note Receivable - We have a long-term note receivable in the amount of $54.0 million due from McGladrey & Pullen LLP (M&P) related to the sale of RSM McGladrey, Inc. (RSM) in November 2011. This note is unsecured and bears interest at a rate of 8.0%, with all principal and accrued interest due in May 2017. As of July 31, 2013, there is no allowance recorded related to this note. We continue to monitor publicly available information relevant to the financial condition of M&P to assess future collectibility. This note is included in other assets on the consolidated balance sheet, with a total of $61.6 million, $56.9 million and $60.4 million in principal and accrued interest recorded as of July 31, 2013 and 2012 and April 30, 2013, respectively.
Allowance for Doubtful Accounts - Activity in the allowance for doubtful accounts for our short-term and long-term receivables for the three months ended July 31, 2013 and 2012 is as follows:

(in 000s)
	EAs	Loans to Franchisees	CashBack	Credit Cards	All Other	Total
Balance as of May 1, 2013	$7,390	$—	$2,769	$7,304	$40,240	$57,703
Provision	—	—	158	2,367	534	3,059
Charge-offs	—	—	(673)	(2,523)	(688)	(3,884)
Balance as of July 31, 2013	$7,390	$—	$2,254	$7,148	$40,086	$56,878

Balance as of May 1, 2012	$6,200	$—	$2,279	$—	$36,110	$44,589
Provision	—	—	225	—	72	297
Charge-offs	—	—	(972)	—	(437)	(1,409)
Balance as of July 31, 2012	$6,200	$—	$1,532	$—	$35,745	$43,477

There were no changes to our methodology related to the calculation of our allowance for doubtful accounts during fiscal year 2014.
NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT AND RELATED ASSETS
The composition of our mortgage loan portfolio is as follows:

(dollars in 000s)
As of	July 31, 2013		July 31, 2012		April 30, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$174,481	54%	$222,474	55%	$191,093	55%
Fixed-rate loans	147,973	46%	183,196	45%	159,142	45%
	322,454	100%	405,670	100%	350,235	100%
Unamortized deferred fees and costs	2,741		3,274		2,868
Less: Allowance for loan losses	(15,514)		(22,185)		(14,314)
	$309,681		$386,759		$338,789

Our loan loss allowance as a percent of mortgage loans was 4.8% as of July 31, 2013, compared to 5.5% as of July 31, 2012 and 4.1% as of April 30, 2013.

8	H&R Block Q1 FY2014 Form 10-Q

Activity in the allowance for loan losses for the three months ended July 31, 2013 and 2012 is as follows:

(in 000s)
Three months ended July 31,	2013	2012
Balance at beginning of the period	$14,314	$26,540
Provision	7,603	4,000
Recoveries	767	1,186
Charge-offs	(7,170)	(9,541)
Balance at end of the period	$15,514	$22,185

As of July 31, 2013, we had $7.6 million of mortgage loans which were transferred into the held-for-sale portfolio from the held-for-investment portfolio. At the time of the transfer, the amount by which cost exceeded fair value totaled $2.9 million. This write-down to fair value was recorded as a provision during the three months ended July 31, 2013 and subsequently charged-off.
When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired, including those loans more than 60 days past due or modified as TDRs, are evaluated individually. The balance of these loans and the related allowance is as follows:

(in 000s)
As of	July 31, 2013		July 31, 2012		April 30, 2013
	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance
Pooled (less than 60 days past due)	$186,082	$5,734	$238,999	$7,701	$207,319	$5,628
Impaired:
Individually (TDRs)	50,136	4,866	67,587	6,931	55,061	4,924
Individually (60 days or more past due)	86,236	4,914	99,084	7,553	87,855	3,762
	$322,454	$15,514	$405,670	$22,185	$350,235	$14,314

Detail of our mortgage loans held for investment and the related allowance as of July 31, 2013 is as follows:

(dollars in 000s)
	Outstanding Principal Balance	Loan Loss Allowance		% 30+ Days Past Due
		Amount	% of Principal
Purchased from SCC	$183,551	$11,912	6.5%	32.7%
All other	138,903	3,602	2.6%	9.2%
	$322,454	$15,514	4.8%	22.6%

H&R Block Q1 FY2014 Form 10-Q	9

Credit quality indicators as of July 31, 2013 include the following:

(in 000s)
Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio
Occupancy status:
Owner occupied	$134,582	$88,841	$223,423
Non-owner occupied	48,969	50,062	99,031
	$183,551	$138,903	$322,454
Documentation level:
Full documentation	$60,826	$101,226	$162,052
Limited documentation	6,069	14,132	20,201
Stated income	101,995	14,443	116,438
No documentation	14,661	9,102	23,763
	$183,551	$138,903	$322,454
Internal risk rating:
High	$56,475	$—	$56,475
Medium	127,076	—	127,076
Low	—	138,903	138,903
	$183,551	$138,903	$322,454

Loans given our internal risk rating of “high” were originated by Sand Canyon Corporation, formerly known as Option One Mortgage Corporation, and its subsidiaries (SCC), and generally had no documentation or were based on stated income. Loans given our internal risk rating of “medium” were generally full documentation or based on stated income, with loan-to-value ratios at origination of more than 80%, and were made to borrowers with credit scores below 700 at origination. Loans given our internal risk rating of “low” were generally obtained from parties other than SCC, with loan-to-value ratios at origination of less than 80% and were made to borrowers with credit scores greater than 700 at origination.
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
Detail of the aging of the mortgage loans in our portfolio as of July 31, 2013 is as follows:

(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$11,890	$2,724	$61,237	$75,851	$107,700	$183,551
All other	5,266	—	12,311	17,577	121,326	138,903
	$17,156	$2,724	$73,548	$93,428	$229,026	$322,454

(1)	We do not accrue interest on loans past due 90 days or more.

10	H&R Block Q1 FY2014 Form 10-Q

Information related to our non-accrual loans is as follows:

(in 000s)
As of	July 31, 2013	July 31, 2012	April 30, 2013
Loans:
Purchased from SCC	$68,740	$81,539	$70,327
Other	14,860	16,178	14,906
	83,600	97,717	85,233
TDRs:
Purchased from SCC	3,247	3,398	3,719
Other	500	509	502
	3,747	3,907	4,221
Total non-accrual loans	$87,347	$101,624	$89,454

Information related to impaired loans is as follows:

(in 000s)
	Balance With Allowance	Balance With No Allowance	Total Impaired Loans	Related Allowance
As of July 31, 2013:
Purchased from SCC	$33,088	$80,132	$113,220	$7,396
Other	6,603	16,549	23,152	2,384
	$39,691	$96,681	$136,372	$9,780
As of July 31, 2012:
Purchased from SCC	$45,719	$94,184	$139,903	$11,653
Other	8,199	18,569	26,768	2,831
	$53,918	$112,753	$166,671	$14,484
As of April 30, 2013:
Purchased from SCC	$33,791	$84,592	$118,383	$6,573
Other	7,601	16,932	24,533	2,113
	$41,392	$101,524	$142,916	$8,686

Information related to the allowance for impaired loans is as follows:

(in 000s)
As of	July 31, 2013	July 31, 2012	April 30, 2013
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$4,914	$7,553	$3,762
Based on discounted cash flow method	4,866	6,931	4,924
	$9,780	$14,484	$8,686

H&R Block Q1 FY2014 Form 10-Q	11

Information related to activities of our non-performing assets is as follows:

(in 000s)
As of	July 31, 2013	July 31, 2012	April 30, 2013
Average impaired loans:
Purchased from SCC	$130,287	$147,555	$133,936
All other	25,328	26,841	25,425
	$155,615	$174,396	$159,361
Interest income on impaired loans:
Purchased from SCC	$848	$1,011	$3,825
All other	73	82	305
	$921	$1,093	$4,130
Interest income on impaired loans recognized on a cash basis on non-accrual status:
Purchased from SCC	$820	$994	$3,746
All other	73	73	279
	$893	$1,067	$4,025

Activity related to our real estate owned (REO) is as follows:

(in 000s)
Three months ended July 31,	2013	2012
Balance, beginning of the period	$13,968	$14,972
Additions	2,100	3,074
Sales	(1,664)	(1,801)
Impairments	(487)	(788)
Balance, end of the period	$13,917	$15,457

12	H&R Block Q1 FY2014 Form 10-Q

NOTE 6: INVESTMENTS
AVAILABLE-FOR-SALE – The amortized cost and fair value of securities classified as available-for-sale (AFS) are summarized below:

(in 000s)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
As of July 31, 2013:
Long-term:
Mortgage-backed securities	$489,401	$3,825	$(10,623)	$482,603
Municipal bonds	4,164	266	—	4,430
	$493,565	$4,091	$(10,623)	$487,033
As of July 31, 2012:
Short-term:
Municipal bonds	$1,006	$20	$—	$1,026
Long-term:
Mortgage-backed securities	370,318	5,898	(78)	376,138
Municipal bonds	4,221	406	—	4,627
	374,539	6,304	(78)	380,765
	$375,545	$6,324	$(78)	$381,791
As of April 30, 2013
Long-term:
Mortgage-backed securities	$476,450	$6,592	$(664)	$482,378
Municipal bonds	4,178	320	—	4,498
	$480,628	$6,912	$(664)	$486,876

(1)
As of July 31, 2013 and April 30, 2013, we had no securities that had been in a continuous loss position for more than twelve months. As of July 31, 2012, mortgage-backed securities with a cost of $7.9 million and gross unrealized losses of $5 thousand had been in a continuous loss position for more than twelve months.

We did not sell any AFS securities during the three months ended July 31, 2013 and 2012. We did not record any other-than-temporary impairments of AFS securities during the three months ended July 31, 2013 and 2012.
Contractual maturities of AFS debt securities at July 31, 2013, occur at varying dates over the next 30 years, and are set forth in the table below.

(in 000s)
	Amortized Cost	Fair Value
Maturing in:
Two to five years	$4,164	$4,430
Beyond	489,401	482,603
	$493,565	$487,033

H&R Block Q1 FY2014 Form 10-Q	13

NOTE 7: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill of our Tax Services segment for the three months ended July 31, 2013 and 2012 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2013	$467,079	$(32,297)	$434,782
Acquisitions	2,155	—	2,155
Disposals and foreign currency changes, net	(1,270)	—	(1,270)
Impairments	—	—	—
Balances as of July 31, 2013	$467,964	$(32,297)	$435,667

Balances as of April 30, 2012	$459,863	$(32,297)	$427,566
Acquisitions	3,651	—	3,651
Disposals and foreign currency changes, net	(116)	—	(116)
Impairments	—	—	—
Balances as of July 31, 2012	$463,398	$(32,297)	$431,101

We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

14	H&R Block Q1 FY2014 Form 10-Q

Components of the intangible assets of our Tax Services segment are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of July 31, 2013:
Reacquired franchise rights	$214,330	$(19,235)	$195,095
Customer relationships	100,688	(51,007)	49,681
Internally-developed software	93,739	(74,572)	19,167
Noncompete agreements	23,024	(21,789)	1,235
Franchise agreements	19,201	(5,974)	13,227
Purchased technology	14,800	(12,750)	2,050
Trade name	300	(300)	—
	$466,082	$(185,627)	$280,455
As of July 31, 2012:
Reacquired franchise rights	$214,330	$(15,113)	$199,217
Customer relationships	89,839	(48,298)	41,541
Internally-developed software	105,648	(94,240)	11,408
Noncompete agreements	22,225	(21,443)	782
Franchise agreements	19,201	(4,694)	14,507
Purchased technology	14,700	(11,080)	3,620
Trade name	1,300	(842)	458
	$467,243	$(195,710)	$271,533
As of April 30, 2013
Reacquired franchise rights	$214,330	$(18,204)	$196,126
Customer relationships	100,719	(48,733)	51,986
Internally-developed software	91,745	(72,764)	18,981
Noncompete agreements	23,058	(21,728)	1,330
Franchise agreements	19,201	(5,654)	13,547
Purchased technology	14,800	(12,331)	2,469
Trade name	300	(300)	—
	$464,153	$(179,714)	$284,439

Amortization of intangible assets of continuing operations for the three months ended July 31, 2013 and 2012 was $6.1 million and $6.0 million, respectively. Estimated amortization of intangible assets for fiscal years 2014, 2015, 2016, 2017 and 2018 is $23.2 million, $19.4 million, $16.0 million, $13.2 million and $12.2 million, respectively.
NOTE 8: FAIR VALUE
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

H&R Block Q1 FY2014 Form 10-Q	15

statements at each reporting date. Assets measured on a nonrecurring basis are assets that, as a result of an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.
The following table presents the assets that were remeasured at fair value on a recurring basis during the three months ended July 31, 2013 and 2012:

(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Gains (losses)
As of July 31, 2013:
Mortgage–backed securities	$482,603	$—	$482,603	$—	$(6,798)
Municipal bonds	4,430	—	4,430	—	266
Mortgage loans held for sale	7,608	—	—	7,608	(2,916)
	$494,641	$—	$487,033	$7,608	$(9,448)
As a percentage of total assets	13.1%	—%	12.9%	0.2%

As of July 31, 2012:
Mortgage–backed securities	$376,138	$—	$376,138	$—	$5,820
Municipal bonds	5,653	—	5,653	—	426
	$381,791	$—	$381,791	$—	$6,246
As a percentage of total assets	10.6%	—%	10.6%	—%

Our investments in mortgage-backed securities and municipal bonds are carried at fair value on a recurring basis with gains and losses reported as a component of other comprehensive income, except for losses assessed to be other than temporary. These include certain agency and agency-sponsored mortgage-backed securities and municipal bonds. Quoted market prices are not available for these securities, as they are not actively traded and have fewer observable transactions. As a result, we use third-party pricing services to determine fair value and classify the securities as Level 2. The third-party pricing services' models are based on market data and utilize available trade, bid and other market information for similar securities. The fair values provided by the third-party pricing services are regularly reviewed by management. Annually, a sample of prices supplied by the third-party pricing service is validated by comparison to prices obtained from other third party sources. There were no transfers of AFS securities between hierarchy levels during the three months ended July 31, 2013 and 2012.
The fair value of our mortgage loans held for sale is determined using market pricing sources without adjustments and are based on projected future cash flows of each individual asset, and loan characteristics including channel and performance characteristics. These loans are classified as Level 3.

16	H&R Block Q1 FY2014 Form 10-Q

The following table presents the assets that were remeasured at fair value on a non-recurring basis during the three months ended July 31, 2013 and 2012:

(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Losses
As of July 31, 2013:
REO	$14,752	$—	$—	$14,752	$(353)
Impaired mortgage loans held for investment	76,699	—	—	76,699	(1,390)
	$91,451	$—	$—	$91,451	$(1,743)
As a percentage of total assets	2.4%	—	—	2.4%

As of July 31, 2012:
REO	$16,384	$—	$—	$16,384	$(261)
Impaired mortgage loans held for investment	93,666	—	—	93,666	(4,337)
	$110,050	$—	$—	$110,050	$(4,598)
As a percentage of total assets	3.1%	—	—	3.1%

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
The following table presents the quantitative information about our Level 3 fair value measurements, where the significant unobservable inputs were developed by HRB Bank's management team:

(in 000s)
	Fair Value at July 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
REO	$13,917	Third party pricing	Cost to list/sell Loss severity	5% – 57%(5%) 0% – 100%(48%)
Impaired mortgage loans held for investment – non TDRs	$81,322	Collateral- based	Cost to list/sell Time to sell (months) Collateral depreciation Loss severity	0% – 134%(8%) 24(24) (120%) – 100%(46%) 0% – 100%(59%)
Impaired mortgage loans held for investment – TDRs	$45,270	Discounted cash flow	Aged default performance Loss severity	29% – 51%(39%) 0% – 21%(5%)

H&R Block Q1 FY2014 Form 10-Q	17

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	July 31, 2013		July 31, 2012		April 30, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$1,163,876	$1,163,876	$939,871	$939,871	$1,747,584	$1,747,584
Cash and cash equivalents – restricted	55,477	55,477	43,109	43,109	117,837	117,837
Receivables, net – short–term	121,309	124,218	116,357	116,357	206,835	206,810
Mortgage loans held for sale	7,608	7,608	—	—	—	—
Mortgage loans held for investment, net	309,681	194,882	386,759	238,658	338,789	210,858
Investments in AFS securities	487,033	487,033	381,791	381,791	486,876	486,876
Receivables, net – long–term	127,855	132,589	128,930	128,930	125,048	134,283
Note receivable (including interest)	61,561	68,973	56,917	62,748	60,352	69,472
Liabilities:
Deposits	759,745	760,449	653,681	653,382	938,331	934,019
Long–term borrowings	906,632	931,300	1,009,634	1,037,169	906,680	964,630
Contingent consideration payments	10,766	10,766	7,090	7,090	11,277	11,277

Fair value estimates, methods and assumptions are set forth below. The fair value was not estimated for assets and liabilities that are not considered financial instruments.

▪	Cash and cash equivalents, including restricted - Fair value approximates the carrying amount (Level 1).

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

▪
Mortgage loans held for sale and mortgage loans held for investment, net - The fair value of mortgage loans is determined using market pricing sources based on projected future cash flows of each individual asset, and loan characteristics including channel and performance characteristics (Level 3).

▪
Investments in available-for-sale securities - We use a third-party pricing service to determine fair value. The service's pricing model is based on market data and utilizes available trade, bid and other market information for similar securities (Level 2).

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

▪
Note receivable - The fair value of the long-term note receivable from M&P assumes no prepayment and is determined using market pricing sources for similar instruments based on projected future cash flows (Level 3).

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

18	H&R Block Q1 FY2014 Form 10-Q

▪
Long-term debt - The fair value of borrowings is based on rates currently available to us for obligations with similar terms and maturities, including current market yields on our Senior Notes (Level 3).

▪	Contingent consideration payments - Fair value approximates the carrying amount (Level 3).
NOTE 9: INCOME TAXES
We file a consolidated federal income tax return in the United States with the Internal Revenue Service (IRS) and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and settled at either the exam level or through an appeal process.
Subsequent to the end of the quarter, we received notification from the IRS that the required reviews for tax years 2008-2010 as well as the remaining refund claims relating to 1999-2007 have been approved at the required administrative levels. We anticipate an insignificant impact to tax expense as a result of the settlement, however; we expect to receive cash of approximately $100 million.
We had gross unrecognized tax benefits of $145.3 million, $208.0 million and $146.4 million as of July 31, 2013 and 2012 and April 30, 2013, respectively. The gross unrecognized tax benefits decreased $1.1 million and increased $1.6 million during the three months ended July 31, 2013 and 2012, respectively. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $33 million before July 31, 2014. Approximately $15.5 million of the anticipated decrease is due to the settlement of the IRS examination of our 2008 through 2010 tax returns while the remaining decrease is due to the expiration of statutes of limitations and anticipated settlements of state audit issues. This amount is included in accrued income taxes in our consolidated balance sheet. The remaining amount is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
Our effective tax rate for continuing operations was 38.6% and 37.6% for the three months ended July 31, 2013 and 2012, respectively. Due to losses in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. During the current quarter, a net discrete tax expense of $0.2 million was recorded compared to a net discrete tax benefit of $2.7 million in the same period of the prior year. This net difference in discrete tax expense was related to differences in income tax reserves recorded of $4.4 million offset by a decrease in state interest receivable of $1.9 million. The 1.0% increase in our tax rate over the prior year was due to the change in discrete tax items which was partially offset by a decrease in the base tax rate.
NOTE 10: INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and expense:

(in 000s)
Three months ended July 31,	2013	2012
Interest income:
Mortgage loans, net	$3,542	$4,417
Loans to franchisees	2,289	2,355
AFS securities	2,341	1,639
Credit cards	1,228	—
Other	1,797	1,462
	$11,197	$9,873
Interest expense:
Borrowings	$13,803	$20,754
Deposits	643	1,323
	$14,446	$22,077

H&R Block Q1 FY2014 Form 10-Q	19

NOTE 11: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Three months ended July 31,	2013	2012
Balance, beginning of the period	$146,286	$141,080
Amounts deferred for new guarantees issued	737	573
Revenue recognized on previous deferrals	(27,826)	(26,983)
Balance, end of the period	$119,197	$114,670

In addition to amounts accrued for our POM guarantee, we had accrued $15.7 million, $15.5 million and $18.0 million as of July 31, 2013 and 2012 and April 30, 2013, respectively, related to estimated losses under our standard guarantee which is included with our standard tax preparation services. The current portion of this liability is included in accounts payable, accrued expenses and other current liabilities and the long-term portion is included in other noncurrent liabilities in the consolidated balance sheets.
We have accrued estimated contingent consideration payments totaling $10.8 million, $7.1 million and $11.3 million as of July 31, 2013 and 2012 and April 30, 2013, respectively, related to recent acquisitions, with the short-term amount recorded in accounts payable, accrued expenses and deposits and the long-term portion included in other noncurrent liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ materially from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in our results from continuing operations.
We have contractual commitments to fund certain franchisees requesting revolving lines of credit. Our total obligation under these lines of credit was $91.5 million at July 31, 2013, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $45.5 million.
We have contractual commitments to fund our credit card customers on their approved revolving lines of credit. Our total obligation under the credit card agreements was $27.4 million at July 31, 2013, and net of amounts outstanding, our remaining commitment to fund totaled $3.5 million.
We maintain compensating balances with certain financial institutions that are creditors in our $1.5 billion unsecured committed line of credit governed by a Credit and Guarantee Agreement (2012 CLOC), which are not legally restricted as to withdrawal. These balances totaled $210.0 million as of July 31, 2013.
We may enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Typically, these indemnifications do not provide a stated maximum exposure and the terms of the indemnities may vary, in many cases limited only by the applicable statute of limitations. Accruals for these obligations have been established when appropriate. Historically, payments made under these types of contractual arrangements have not been material. See notes 12 and 13 to the consolidated financial statements for additional discussion regarding guarantees and indemnifications.
We evaluated our financial interests in variable interest entities (VIEs) as of July 31, 2013 and determined that there have been no significant changes related to those financial interests.
NOTE 12: LITIGATION AND RELATED CONTINGENCIES
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

20	H&R Block Q1 FY2014 Form 10-Q

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that litigation and regulatory matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated at July 31, 2013. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material effect on our consolidated financial position, results of operations and cash flows. As of July 31, 2013 and 2012 and April 30, 2013, we accrued liabilities of $12.5 million, $44.4 million and $11.9 million, respectively. The decline in the balance from the prior year is primarily due to payments made during fiscal year 2013.
For some matters where a liability has not been accrued, we are able to estimate a reasonably possible range of loss. For those matters, and for matters where a liability has been accrued, as of July 31, 2013, we estimate the aggregate range of reasonably possible losses in excess of amounts accrued to be approximately $0 to $56 million, of which approximately 52% relates to our discontinued operations.
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
LITIGATION AND OTHER CLAIMS, INCLUDING INDEMNIFICATION CLAIMS, PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC and the Company have been, remain, or may in the future be subject to regulatory investigations, claims, including indemnification claims, and lawsuits pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. These investigations, claims and lawsuits include actions by regulators, third party indemnitees including depositors and underwriters, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these investigations, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, fraud and other common law torts, rights to indemnification and violations of securities laws, the Truth in Lending Act (TILA), Equal Credit Opportunity Act and the Fair Housing Act. Given the impact of the financial crisis on the non-prime mortgage environment, the aggregate number of these investigations, claims and lawsuits has increased over time and is expected to continue to remain elevated. The amounts claimed in these investigations, claims and lawsuits are substantial in some instances, and the ultimate resulting liability is difficult to predict and thus in many cases cannot be reasonably estimated. In the event of unfavorable outcomes, the amounts that may be required to be paid in the discharge of liabilities or settlements could be substantial and could have a material impact on our consolidated financial position, results of operations and cash flows. Certain of these matters are described in more detail below.

H&R Block Q1 FY2014 Form 10-Q	21

On December 9, 2009, a putative class action lawsuit was filed in the United States District Court for the Central District of California against SCC and H&R Block, Inc. styled Jeanne Drake, et al. v. Option One Mortgage Corp., et al. (Case No. SACV09-1450 CJC). Plaintiffs allege breach of contract, promissory fraud, intentional interference with contractual relations, wrongful withholding of wages and unfair business practices in connection with not paying severance benefits to employees when their employment transitioned to American Home Mortgage Servicing, Inc. (now known as Homeward Residential, Inc. (Homeward)) in connection with the sale of certain assets and operations of SCC. Plaintiffs seek to recover severance benefits of approximately $8 million, interest and attorney’s fees, in addition to penalties and punitive damages on certain claims. On September 2, 2011, the court granted summary judgment in favor of the defendants on all claims. Plaintiffs filed an appeal, which remains pending. We have not concluded that a loss related to this matter is probable nor have we established a loss contingency related to this matter. We believe SCC has meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
On October 15, 2010, the Federal Home Loan Bank of Chicago (FHLB-Chicago) filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC-related entities, H&R Block, Inc. and other entities, arising out of FHLB-Chicago’s purchase of residential mortgage-backed securities (RMBSs). The plaintiff seeks rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities collateralized by loans originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $39 million remains outstanding. The plaintiff agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, filed motions to dismiss, which the court denied. Defendants moved for leave to appeal and the circuit court denied the motion. We have not concluded that a loss related to this matter is probable nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
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
On May 31, 2012, a lawsuit was filed by Homeward in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index No. 651885/2012). SCC removed the case to the United States District Court for the Southern District of New York on June 28, 2012 (Case No. 12-cv-5067). Plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to loans sold to the trust and representation and warranties related to SCC. Plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and representations given as to the loans' compliance with its underwriting standards and the value of underlying real estate. SCC filed a motion to dismiss. Plaintiff thereafter filed an amended complaint. SCC intends to file an additional motion to dismiss. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
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

22	H&R Block Q1 FY2014 Form 10-Q

Plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. SCC filed a motion to dismiss. Plaintiff thereafter filed an amended complaint. SCC intends to file an additional motion to dismiss. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
On April 5, 2013, a third lawsuit was filed by Homeward in the District Court for the Southern District of New York against SCC. The suit, styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 13-cv-2107), was filed as a related matter to the second Homeward suit mentioned above. In this third lawsuit, Plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2007-4 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with alleged losses incurred as a result of the breach of representations and warranties relating to 159 loans sold to the trust. Plaintiff seeks specific performance of repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. SCC filed a motion to dismiss, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
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
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities law and common law fraud, based on alleged materially inaccurate or misleading disclosures. Based on information currently available to SCC, it believes that the 17 lawsuits in which SCC received notice of a claim for indemnification involve original investments of approximately $14 billion. The outstanding principal amount of these investments is approximately $4 billion. Because SCC is not party to these lawsuits (with the exception of the Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation case discussed above) and does not have control of this litigation, SCC does not have precise information about the amount of damages or other remedies being asserted or the defenses to the claims in such lawsuits. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification from underwriters or depositors with respect to existing or new lawsuits. We have not concluded that a loss related to any of these indemnification claims is probable, nor have we accrued a liability related to any of these claims. We believe SCC has meritorious defenses to these indemnification claims and intends to defend them vigorously, but there can be no assurance as to their outcome or their impact on our consolidated financial position, results of operations and cash flows.
On April 3, 2012, the Nevada Attorney General issued a subpoena to SCC indicating it was conducting an investigation concerning “the alleged commission of a practice declared to be unlawful under the Nevada Deceptive Trade Practices Act.” No complaint has been filed to date. SCC plans to continue to cooperate with the Nevada Attorney General.
EMPLOYMENT-RELATED CLAIMS AND LITIGATION – On January 25, 2010, a wage and hour class action lawsuit was filed against us in the United States District Court for the Western District of Missouri styled Barbara Petroski, et al. v. H&R Block Eastern Enterprises, Inc., et al., (Case No. 10-00075-CV-W-DW). The plaintiffs generally allege failure to compensate tax professionals nationwide for training that is required to be eligible for rehire the following tax season, and seek compensatory damages, liquidated damages, statutory penalties, pre-judgment interest, attorneys'

H&R Block Q1 FY2014 Form 10-Q	23

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
RAL AND RAC LITIGATION – A series of putative class action lawsuits were filed against us in various federal courts beginning on November 17, 2011 concerning the RAL and RAC products. The plaintiffs generally allege we engaged in unfair, deceptive or fraudulent acts in violation of various state consumer protection laws by facilitating RALs that were accompanied by allegedly inaccurate TILA disclosures, and by offering RACs without any TILA disclosures. Certain plaintiffs also allege violation of disclosure requirements of various state statutes expressly governing RALs and provisions of those statutes prohibiting tax preparers from charging or retaining certain fees. Collectively, the plaintiffs seek to represent clients who purchased RAL or RAC products in up to forty-two states and the District of Columbia during timeframes ranging from 2007 to the present. The plaintiffs seek equitable relief, disgorgement of profits, compensatory and statutory damages, restitution, civil penalties, attorneys' fees and costs. These cases were consolidated by the Judicial Panel on Multidistrict Litigation into a single proceeding in the United States District Court for the Northern District of Illinois for coordinated pretrial proceedings, styled IN RE: H&R Block Refund Anticipation Loan Litigation (MDL No. 2373). We filed a motion to compel arbitration, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to the claims in these cases and intend to defend the cases vigorously, but there can be no assurances as to the outcome of these cases or their impact on our consolidated financial position, results of operations and cash flows.
COMPLIANCE FEE LITIGATION – On April 16, 2012, a putative class action lawsuit was filed against us in the Circuit Court of Jackson County, Missouri styled Manuel H. Lopez III v. H&R Block, Inc., et al. (Case # 1216CV12290) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all Missouri citizens who were charged the compliance fee, and asserts claims of violation of the Missouri Merchandising Practices Act, money had and received, and unjust enrichment. We filed a motion to compel arbitration of the 2011 claims. The court denied the motion. We filed an appeal, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to the outcome of the case or its impact on our consolidated financial position, results of operations and cash flows.
On April 19, 2012, a putative class action lawsuit was filed against us in the United States District Court for the Western District of Missouri styled Ronald Perras v. H&R Block, Inc., et al. (Case No. 4:12-cv-00450-DGK) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all persons nationwide (excluding citizens of Missouri) who were charged the compliance fee, and asserts claims of violation of various state consumer laws, money had and received, and unjust enrichment. We filed a motion to compel arbitration of the 2011 claims, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to the outcome of the case or its impact on our consolidated financial position, results of operations and cash flows.
FORM 8863 LITIGATION - A series of putative class action lawsuits were filed against us in various federal courts and one state court beginning on March 13, 2013 (including, by way of example, Danielle Pooley v. H&R Block, Inc., No. 1:13-cv-01549-JBS-KMW (D.N.J. Mar. 13, 2013); Arthur Green and Amy Hamilton v. H&R Block, Inc., et al., No. 4:13-cv-11206 (E.D. Mich. Mar. 19, 2013); Juan Ortega v. H&R Block, Inc., et al., No. 2:13-cv-02023-MMM-RZ (C.D. Cal. Mar. 20, 2013); and Nikki R. Nevill v. H&R Block, Inc., et al., No. 1316-CV07264 (Jackson Cnty., Mo. Cir. Ct. Mar. 21, 2013)). Taken together, the plaintiffs in these actions purport to represent certain clients nationwide who filed Form 8863 during tax season 2013 through an H&R Block office or using H&R Block At Home® online tax services or tax

24	H&R Block Q1 FY2014 Form 10-Q

preparation software, and allege breach of contract, negligence and violation of state consumer laws in connection with transmission of the form. The plaintiffs seek damages, pre-judgment interest, attorneys' fees and costs. We filed motions to compel arbitration in certain of the cases, which remain pending. In July 2013, we filed a petition requesting the Judicial Panel on Multidistrict Litigation to consolidate the federal cases for coordinated pretrial proceedings. A hearing on that petition is set for September 26, 2013. In August 2013, the plaintiff in the state court action voluntarily dismissed her case without prejudice. We have not concluded that a loss related to these lawsuits is probable, nor have we accrued a liability related to these lawsuits. We believe we have meritorious defenses to the claims in these cases and intend to defend the cases vigorously, but there can be no assurances as to the outcome of these cases or their impact on our consolidated financial position, results of operations and cash flows.
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
LITIGATION AND CLAIMS PERTAINING TO THE DISCONTINUED OPERATIONS OF RSM MCGLADREY – On April 17, 2009, a shareholder derivative complaint was filed by Brian Menezes, derivatively and on behalf of nominal defendant International Textile Group, Inc. against McGladrey Capital Markets LLC (MCM) in the Court of Common Pleas, Greenville County, South Carolina (C.A. No. 2009-CP-23-3346) styled Brian P. Menezes, Derivatively on Behalf of Nominal Defendant, International Textile Group, Inc. (f/k/a Safety Components International, Inc.) v. McGladrey Capital Markets, LLC (f/k/a RSM EquiCo Capital Markets, LLC), et al. Plaintiffs filed an amended complaint in October 2011 styled In re International Textile Group Merger Litigation, adding a putative class action claim. Plaintiffs allege claims of aiding and abetting, civil conspiracy, gross negligence and breach of fiduciary duty against MCM in connection with a fairness opinion MCM provided to the Special Committee of Safety Components International, Inc. (SCI) in 2006 regarding the merger between International Textile Group, Inc. and SCI. Plaintiffs seek actual and punitive damages, pre-judgment interest, attorneys' fees and costs. On February 8, 2012, the court dismissed plaintiffs' civil conspiracy claim against all defendants. A class was certified on the remaining claims on November 20, 2012. The court granted summary judgment in favor of MCM on June 3, 2013 on the breach of fiduciary duty claim. A trial date is set for September 9, 2013 on the remaining claims. A portion of our loss contingency accrual is related to this lawsuit for the amount of loss that we consider probable and reasonably estimable. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
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

H&R Block Q1 FY2014 Form 10-Q	25

Claims). While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay in the discharge from liabilities in, or settlements of, these Other Claims will not have a material impact on our consolidated financial position, results of operations and cash flows.

NOTE 13:	LOSS CONTINGENCIES ARISING FROM REPRESENTATIONS AND WARRANTIES OF OUR DISCONTINUED MORTGAGE OPERATIONS
SCC ceased originating mortgage loans in December 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations.
Mortgage loans originated by SCC were sold either as whole loans to single third-party buyers or in the form of RMBSs. In connection with the sale of loans and/or RMBSs, SCC made certain representations and warranties. These representations and warranties varied based on the nature of the transaction and the buyer's or insurer's requirements, but generally pertained to the ownership of the loan, the validity of the lien securing the loan, borrower fraud, the loan's compliance with the criteria for inclusion in the transaction, including compliance with SCC's underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Representations and warranties related to borrower fraud in whole loan sale transactions to institutional investors, which represented approximately 68% of the disposal of loans originated in calendar years 2005, 2006 and 2007, included a “knowledge qualifier” limiting SCC's liability to those instances where SCC had knowledge of the fraud at the time the loans were sold. Representations and warranties made in other sale transactions effectively did not include a knowledge qualifier as to borrower fraud. SCC believes it would have an obligation to repurchase a loan or indemnify certain parties with respect to a claim for a breach of a representation and warranty only if such breach materially and adversely affects the value of the mortgage loan, or a securitization insurer's or certificate holder's interest in the mortgage loan, and the mortgage loan has not been liquidated, although there is limited and conflicting case law on the liquidated loan defense issue. Such claims together with any settlement arrangements related to these losses are collectively referred to as “representation and warranty claims.”
Representation and warranty claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan's compliance with the underwriting standards established by SCC at origination and borrower fraud for loans originated in calendar years 2006 and 2007. SCC has received $2.1 billion in claims since May 1, 2008, of which $190 million were received in fiscal year 2013 and $1.1 billion in fiscal year 2012. SCC received new claims totaling $68.6 million during the three months ended July 31, 2013, the majority of which were received from parties with whom SCC has tolling agreements. These tolling agreements toll the running of any applicable statute of limitations related to potential lawsuits regarding representation and warranty claims and other claims against SCC. Claims totaling approximately $71.7 million remained subject to review as of July 31, 2013, of which, approximately $1.9 million represent a reassertion of previously denied claims.
SETTLEMENT ACTIONS - SCC has entered into tolling agreements with the counterparties that initiated a significant majority of the asserted claims received by SCC. Beginning in the fourth quarter of fiscal year 2013 and continuing into the first quarter of fiscal year 2014, SCC has been engaged in discussions with these counterparties regarding the bulk settlement of previously denied and potential future claims. Based on settlement discussions with these counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the representation and warranty and other claims that are the subject of these discussions. In the event that current efforts to settle are not successful, SCC believes claim volumes may increase or litigation may result.
SCC continues to engage in a loan-by-loan review of new requests for repurchase. SCC has and will continue to vigorously contest any request for repurchase when it has concluded that a valid basis for repurchase does not exist. SCC's decision whether to engage in bulk settlement discussions is based on factors that vary by counterparty or type of counterparty and include the considerations used by SCC in determining its loss estimate, described below under "Liability for Estimated Contingent Losses."
LIABILITY FOR ESTIMATED CONTINGENT LOSSES - SCC records a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subjective, subject to a high degree of management judgment, and estimates may vary significantly period to period. SCC's loss estimate as of July 31, 2013 considers the experience gained through discussions with counterparties, and an assessment of, among other things, historical claim results, threatened claims, terms and

26	H&R Block Q1 FY2014 Form 10-Q

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
The liability is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Three months ended July 31,	2013	2012
Balance, beginning of the period	$158,765	$130,018
Provisions	—	—
Payments	—	(753)
Balance, end of the period	$158,765	$129,265

SCC is taking the legal position, where appropriate, for both contractual representation and warranty claims and similar claims in litigation, that a valid representation and warranty claim cannot be made with respect to a mortgage loan that has been liquidated. There is limited and conflicting case law on this issue. These decisions are from lower courts, are inconsistent in their analysis and receptivity to this defense, and are subject to appeal. It is anticipated that the liquidated mortgage loan defense will be the subject of future judicial decisions. Until the validity of the liquidated loan defense is further clarified by the courts or other developments occur, SCC's estimated accrual for representation and warranty will not take this defense into account.
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
INDEMNIFICATION OBLIGATIONS - As described more fully in note 12, losses may also be incurred with respect to various indemnification claims by underwriters and depositors in securitization transactions in which SCC participated. Losses from these indemnification claims are frequently not subject to a stated term or limit. We have not concluded that a loss related to any of these indemnification claims is probable; however, there can be no assurances as to the outcome or impact of these indemnification claims on our consolidated financial position, results of operations and cash flows. The accrued liability described above totaling $158.8 million does not include accrued losses, if any, which may arise from these indemnification claims.

H&R Block Q1 FY2014 Form 10-Q	27

NOTE 14: DISCONTINUED OPERATIONS
Discontinued operations consist of our former Business Services segment and SCC. We sold or ceased to operate all businesses within our former Business Services segment in fiscal year 2012. SCC exited its mortgage business in fiscal year 2008.
Results of our discontinued operations are as follows:

(in 000s)
Three months ended July 31,	2013	2012
Revenues	$—	$—
Pretax income (loss) from operations:
RSM and related businesses	$(1,228)	$528
Mortgage	(1,898)	(3,463)
	(3,126)	(2,935)
Income tax benefit	(1,209)	(1,144)
Net loss from discontinued operations	$(1,917)	$(1,791)

NOTE 15: REGULATORY CAPITAL REQUIREMENTS
The following table sets forth HRB Bank's regulatory capital requirements calculated in its Call Report, as filed with the Federal Financial Institutions Examination Council (FFIEC):

(dollars in 000s)
	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of June 30, 2013:
Total risk-based capital ratio (1)	$508,667	132.5%	$30,701	8.0%		$38,376	10.0%
Tier 1 risk-based capital ratio (2)	503,536	131.2%	N/A	N/A		23,026	6.0%
Tier 1 capital ratio (leverage) (3)	503,536	36.9%	163,620	12.0%	(5)	68,175	5.0%
Tangible equity ratio (4)	503,536	36.9%	20,453	1.5%		N/A	N/A
As of June 30, 2012:
Total risk-based capital ratio (1)	$461,856	123.8%	$29,856	8.0%		$37,321	10.0%
Tier 1 risk-based capital ratio (2)	456,945	122.4%	N/A	N/A		22,392	6.0%
Tier 1 capital ratio (leverage) (3)	456,945	38.7%	47,227	12.0%	(5)	59,034	5.0%
Tangible equity ratio (4)	456,945	38.7%	17,710	1.5%		N/A	N/A
As of March 31, 2013:
Total risk-based capital ratio (1)	$506,734	131.6%	$30,806	8.0%		$38,508	10.0%
Tier 1 risk-based capital ratio (2)	501,731	130.3%	N/A	N/A		23,105	6.0%
Tier 1 capital ratio (leverage) (3)	501,731	25.5%	236,315	12.0%	(5)	98,464	5.0%
Tangible equity ratio (4)	501,731	25.5%	29,539	1.5%		N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.

(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.

(3)	Tier 1 (core) capital divided by adjusted total assets.

(4)	Tangible capital divided by tangible assets.

(5)	Effective April 5, 2012, the minimum capital requirement was changed to 4% by the OCC, although HRB Bank plans to maintain a minimum of 12.0% leverage capital at the end of each calendar quarter.
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table above. As of July 31, 2013, HRB Bank’s leverage ratio was 38.2%.

28	H&R Block Q1 FY2014 Form 10-Q

NOTE 16: SEGMENT INFORMATION
Results of our continuing operations by reportable segment are as follows:

(in 000s)
Three months ended July 31,	2013	2012
REVENUES :
Tax Services	$121,691	$90,253
Corporate and eliminations	5,504	6,236
	$127,195	$96,489
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES :
Tax Services	$(144,394)	$(140,905)
Corporate and eliminations	(40,100)	(28,364)
	$(184,494)	$(169,269)

NOTE 17: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended July 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$27,215	$100,136	$(156)	$127,195
Cost of revenues	—	39,359	170,850	(156)	210,053
Selling, general and administrative	—	14,038	82,659	—	96,697
Total expenses	—	53,397	253,509	(156)	306,750
Operating loss	—	(26,182)	(153,373)	—	(179,555)
Other income (expense), net	(184,494)	44	(4,983)	184,494	(4,939)
Loss from continuing operations before tax benefit	(184,494)	(26,138)	(158,356)	184,494	(184,494)
Income tax benefit	(71,224)	(9,398)	(61,826)	71,224	(71,224)
Net loss from continuing operations	(113,270)	(16,740)	(96,530)	113,270	(113,270)
Net loss from discontinued operations	(1,917)	(1,163)	(754)	1,917	(1,917)
Net loss	(115,187)	(17,903)	(97,284)	115,187	(115,187)
Other comprehensive loss	(10,807)	(7,724)	(3,083)	10,807	(10,807)
Comprehensive loss	$(125,994)	$(25,627)	$(100,367)	$125,994	$(125,994)

H&R Block Q1 FY2014 Form 10-Q	29

Three months ended July 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$21,929	$74,616	$(56)	$96,489
Cost of revenues	—	34,942	158,538	(56)	193,424
Selling, general and administrative	—	7,640	67,838	—	75,478
Total expenses	—	42,582	226,376	(56)	268,902
Operating loss	—	(20,653)	(151,760)	—	(172,413)
Other income (expense), net	(169,269)	1,324	1,820	169,269	3,144
Loss from continuing operations before tax benefit	(169,269)	(19,329)	(149,940)	169,269	(169,269)
Income tax benefit	(63,619)	(8,255)	(55,364)	63,619	(63,619)
Net loss from continuing operations	(105,650)	(11,074)	(94,576)	105,650	(105,650)
Net income (loss) from discontinued operations	(1,791)	(2,111)	320	1,791	(1,791)
Net loss	(107,441)	(13,185)	(94,256)	107,441	(107,441)
Other comprehensive income (loss)	(4,795)	135	(4,930)	4,795	(4,795)
Comprehensive loss	$(112,236)	$(13,050)	$(99,186)	$112,236	$(112,236)

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of July 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$439,100	$728,246	$(3,470)	$1,163,876
Cash & cash equivalents — restricted	—	12,290	43,187	—	55,477
Receivables, net	460	94,932	25,917	—	121,309
Mortgage loans held for investment, net	—	309,681	—	—	309,681
Intangible assets and goodwill, net	—	—	716,122	—	716,122
Investments in subsidiaries	3,274,648	330	1,564	(3,274,648)	1,894
Amounts due from affiliates	—	409,794	2,176,279	(2,586,073)	—
Other assets	6,976	651,998	735,555	—	1,394,529
Total assets	$3,282,084	$1,918,125	$4,426,870	$(5,864,191)	$3,762,888

Customer deposits	$—	$761,399	$—	$(3,470)	$757,929
Long-term debt	—	897,107	9,525	—	906,632
Other liabilities	490	238,678	753,844	—	993,012
Amounts due to affiliates	2,176,279	—	409,794	(2,586,073)	—
Stockholders’ equity	1,105,315	20,941	3,253,707	(3,274,648)	1,105,315
Total liabilities and stockholders’ equity	$3,282,084	$1,918,125	$4,426,870	$(5,864,191)	$3,762,888

30	H&R Block Q1 FY2014 Form 10-Q

As of July 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$342,859	$598,336	$(1,324)	$939,871
Cash & cash equivalents — restricted	—	859	42,250	—	43,109
Receivables, net	—	91,335	25,022	—	116,357
Mortgage loans held for investment, net	—	386,759	—	—	386,759
Intangible assets and goodwill, net	—	—	702,634	—	702,634
Investments in subsidiaries	957,349	—	641	(957,349)	641
Amounts due from affiliates (1)	110	—	225,104	(225,214)	—
Other assets	7,734	940,226	456,946	—	1,404,906
Total assets	$965,193	$1,762,038	$2,050,933	$(1,183,887)	$3,594,277

Customer deposits	$—	$649,702	$—	$(1,324)	$648,378
Long-term debt	—	999,415	10,219	—	1,009,634
Other liabilities	248	232,997	857,347	—	1,090,592
Amounts due to affiliates (1)	119,272	105,832	110	(225,214)	—
Stockholders’ equity	845,673	(225,908)	1,183,257	(957,349)	845,673
Total liabilities and stockholders’ equity	$965,193	$1,762,038	$2,050,933	$(1,183,887)	$3,594,277

(1)
Amounts have been restated to conform to the current period presentation, including the presentation of income tax receivables settled with affiliates and the presentation of intercompany receivables and payables gross, rather than net.

As of April 30, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$558,110	$1,192,197	$(2,723)	$1,747,584
Cash & cash equivalents — restricted	—	75,096	42,741	—	117,837
Receivables, net	769	99,844	106,222	—	206,835
Mortgage loans held for investment, net	—	338,789	—	—	338,789
Intangible assets and goodwill, net	—	—	719,221	—	719,221
Investments in subsidiaries	3,444,442	473	—	(3,444,442)	473
Amounts due from affiliates	—	410,590	2,189,625	(2,600,215)	—
Other assets	8,390	645,166	753,484	—	1,407,040
Total assets	$3,453,601	$2,128,068	$5,003,490	$(6,047,380)	$4,537,779

Customer deposits	$—	$939,187	$—	$(2,723)	$936,464
Long-term debt	—	896,978	9,702	—	906,680
Other liabilities	429	245,862	1,184,797	—	1,431,088
Amounts due to affiliates	2,189,625	—	410,590	(2,600,215)	—
Stockholders’ equity	1,263,547	46,041	3,398,401	(3,444,442)	1,263,547
Total liabilities and stockholders’ equity	$3,453,601	$2,128,068	$5,003,490	$(6,047,380)	$4,537,779

H&R Block Q1 FY2014 Form 10-Q	31

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Three months ended July 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$1,784	$53,801	$(374,327)	$—	$(318,742)
Cash flows from investing:
Purchases of AFS securities	—	(45,158)	—	—	(45,158)
Maturities and payments received on AFS securities	—	32,061	—	—	32,061
Mortgage loans held for investment, net	—	11,707	—	—	11,707
Purchases of property & equipment	—	—	(34,386)	—	(34,386)
Loans made to franchisees	—	(6,657)	—	—	(6,657)
Repayments from franchisees	—	7,164	—	—	7,164
Intercompany advances (payments)	35,014	—	—	(35,014)	—
Other, net	—	5,501	678	—	6,179
Net cash provided by (used in) investing activities	35,014	4,618	(33,708)	(35,014)	(29,090)
Cash flows from financing:
Customer banking deposits, net	—	(178,617)	—	(747)	(179,364)
Dividends paid	(54,550)	—	—	—	(54,550)
Repurchase of common stock	(4,201)	—	—	—	(4,201)
Proceeds from stock options	21,953	—	—	—	21,953
Intercompany advances (payments)	—	1,188	(36,202)	35,014	—
Other, net	—	—	(13,093)	—	(13,093)
Net cash used in financing activities	(36,798)	(177,429)	(49,295)	34,267	(229,255)
Effects of exchange rates on cash	—	—	(6,621)	—	(6,621)
Net decrease in cash	—	(119,010)	(463,951)	(747)	(583,708)
Cash – beginning of the period	—	558,110	1,192,197	(2,723)	1,747,584
Cash – end of the period	$—	$439,100	$728,246	$(3,470)	$1,163,876

32	H&R Block Q1 FY2014 Form 10-Q

Three months ended July 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$(20,577)	$(42,793)	$(309,770)	$—	$(373,140)
Cash flows from investing:
Purchases of AFS securities	—	(28,990)	—	—	(28,990)
Maturities and payments received on AFS securities	—	21,112	17	—	21,129
Mortgage loans held for investment, net	—	12,652	—	—	12,652
Purchases of property & equipment	—	(31)	(13,242)	—	(13,273)
Loans made to franchisees	—	(5,062)	—	—	(5,062)
Repayments from franchisees	—	5,154	—	—	5,154
Net intercompany advances	413,392	—	—	(413,392)	—
Other, net	—	1,654	21	—	1,675
Net cash provided by (used in) investing activities	413,392	6,489	(13,204)	(413,392)	(6,715)
Cash flows from financing:
Repayments of other borrowings	—	—	(30,831)	—	(30,831)
Customer banking deposits, net	—	(179,038)	—	(481)	(179,519)
Dividends paid	(54,201)	—	—	—	(54,201)
Repurchase of common stock	(339,088)	—	—	—	(339,088)
Proceeds from stock options	468	—	—	—	468
Net intercompany advances	—	42,908	(456,300)	413,392	—
Other, net	6	146	(20,091)	—	(19,939)
Net cash used in financing activities	(392,815)	(135,984)	(507,222)	412,911	(623,110)
Effects of exchange rates on cash	—	—	(1,498)	—	(1,498)
Net decrease in cash	—	(172,288)	(831,694)	(481)	(1,004,463)
Cash – beginning of the period	—	515,147	1,430,030	(843)	1,944,334
Cash – end of the period	$—	$342,859	$598,336	$(1,324)	$939,871

H&R Block Q1 FY2014 Form 10-Q	33

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide tax preparation and retail banking services. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or virtually via the internet) or prepared and filed by our clients through H&R Block At Home®, either online or using our software or mobile applications. We are the only major company offering a full range of DIY - online, software and mobile applications - and professional assisted tax preparation solutions to individual tax clients.
RECENT DEVELOPMENTS
On July 11, 2013, HRB Bank and Block Financial entered into a P&A Agreement with Republic Bank. Pursuant to the P&A Agreement, HRB Bank will, among other matters, transfer all of its deposit liabilities, ($759.7 million if the closing were effective July 31, 2013) to Republic Bank with a cash payment of approximately the same amount, subject to several conditions, including the finalization of various operating agreements and regulatory approval. If the respective parties receive regulatory approval on or before September 30, 2013, this transaction will have a closing date of not later than November 15, 2013. If regulatory approval is received after September 30, 2013 but on or before March 31, 2014, this transaction will have a closing date between April 30, 2014 and June 18, 2014. Simultaneously with any closing, HRB Bank will convert into a national banking association, merge with and into Block Financial, surrender its bank charter, and cease to operate as a separate legal entity. At that time, H&R Block, Inc. and Block Financial would no longer be savings and loan holding companies subject to regulatory oversight of the Federal Reserve or related regulatory capital requirements. Prior to entering into this agreement, Republic Bank filed an application with its regulators to convert to a national bank charter which is being processed concurrently with the review of the transaction between H&R Block, Inc. and Republic Bank. We have received indications that additional time is needed for Republic Bank’s regulators to process their applications. We, therefore, expect to continue offering our financial products and services to our clients through HRB Bank for the 2014 tax season.
We plan to continue to offer financial products and services to our clients subsequent to HRB Bank ceasing operations and we are currently negotiating additional agreements with Republic Bank, including an MSA Agreement and a related RPA Agreement, under which Republic Bank will serve as the bank offering H&R Block-branded financial services and products, and we will service and administer such financial services and products for Republic Bank.
The obligations of the parties to complete the P&A Transaction are subject to the fulfillment of numerous conditions including regulatory approval and agreement upon, execution and delivery of the MSA Agreement and the RPA Agreement. We cannot be certain when or if these conditions will be satisfied, and therefore we cannot predict the timing or the likelihood of completing the P&A Transaction and ceasing to be regulated as an SLHC.
RESULTS OF OPERATIONS
OVERVIEW - A summary of our results is as follows:

▪
Revenues for the current quarter were $127.2 million, up 31.8% from the prior year, primarily as a result of the timing of early-season revenues for our Australian tax operations which we expect will largely reverse by the end (October) of the Australian tax season.

▪
Pretax losses totaled $184.5 million, or 9.0% worse than the prior year, primarily due to accrued costs directly associated with the P&A Transaction and the write-down of mortgage loans held for sale, each as described below. Lower interest expense was offset by foreign currency losses, increased litigation costs/settlements, and increases in other loss reserves.

▪
In connection with the P&A Agreement, we incurred certain fees for professional advisors and accrued employee termination benefits totaling $7.5 million during the three months ended July 31, 2013. In addition, indirectly related to the P&A Transaction, we wrote-down to fair value certain mortgage loans we intend to sell, resulting in a $2.9 million provision during the three months ended July 31, 2013.

34	H&R Block Q1 FY2014 Form 10-Q

Consolidated Results of Operations Data	(in 000s, except per share amounts)
Three months ended July 31,	2013	2012
REVENUES:
Tax Services	$121,691	$90,253
Corporate and eliminations	5,504	6,236
	$127,195	$96,489
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES:
Tax Services	$(144,394)	$(140,905)
Corporate and eliminations	(40,100)	(28,364)
	(184,494)	(169,269)
Income tax benefit	(71,224)	(63,619)
Net loss from continuing operations	(113,270)	(105,650)
Net loss from discontinued operations	(1,917)	(1,791)
NET LOSS	$(115,187)	$(107,441)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.42)	$(0.38)
Discontinued operations	—	(0.01)
Consolidated	$(0.42)	$(0.39)

EBITDA FROM CONTINUING OPERATIONS (1)	$(147,174)	$(126,641)
EBITDA FROM CONTINUING OPERATIONS - ADJUSTED (1)	(138,672)	(129,214)

(1)	See “Non-GAAP Financial Information” at the end of this item for a reconciliation of non-GAAP measures.

H&R Block Q1 FY2014 Form 10-Q	35

TAX SERVICES
This segment consists of our income tax preparation offerings - assisted, online, software and mobile applications, including tax operations primarily in the U.S. and its territories, Canada, and Australia. This segment also includes the activities of HRB Bank that primarily support the tax network.

Tax Services – Financial Results	(dollars in 000s)
Three months ended July 31,	2013	2012
Tax preparation fees:
U.S.	$22,026	$18,835
International	32,094	14,058
	54,120	32,893
Royalties	6,562	5,851
Fees from Emerald Card	14,611	12,056
Fees from Peace of Mind® guarantees	27,826	26,983
Other	18,572	12,470
Total revenues	121,691	90,253

Compensation and benefits:
Field wages	39,904	32,408
Other wages	34,735	34,367
Benefits and other compensation	15,937	14,774
	90,576	81,549
Occupancy and equipment	78,550	79,851
Marketing and advertising	7,017	7,452
Depreciation and amortization	22,802	20,471
Other	67,140	41,835
Total expenses	266,085	231,158
Pretax loss	$(144,394)	$(140,905)

Three months ended July 31, 2013 compared to July 31, 2012
Tax Services' revenues increased $31.4 million, or 34.8%, compared to the prior year. International tax preparation fees increased $18.0 million, or 128.3%, due primarily to the timing of early-season revenues for our Australian tax operations which we expect will largely reverse by the end (October) of the Australian tax season.
Emerald Card fees increased $2.6 million, or 21.2%, primarily due to higher transaction volumes on Emerald Card accounts.
Other revenue increased $6.1 million, or 48.9%, primarily due to interest income on credit card balances and available-for-sale securities.
Total expenses increased $34.9 million, or 15.1%, from the prior year. Total compensation and benefits increased $9.0 million primarily due to higher field wages in Australia due to the timing change discussed above. Depreciation and amortization expense increased $2.3 million, or 11.4%, primarily due to upgrades made to our tax offices. Other expenses increased $25.3 million, or 60.5%, due in part to higher litigation expenses and foreign currency losses of $5.3 million each. We also recorded higher bad debt and processing expenses related to our credit card receivables.
The pretax loss for the current quarter totaled $144.4 million compared to $140.9 million in the prior year.

36	H&R Block Q1 FY2014 Form 10-Q

CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS
Corporate operating results include net interest margin and gains or losses relating to mortgage loans, real estate owned and residual interests in securitizations, along with interest expense on borrowings, other corporate expenses and eliminations of intercompany activities.

Corporate – Operating Results		(in 000s)
Three months ended July 31,	2013	2012
Interest income on mortgage loans held for investment	$3,542	$4,417
Other	1,962	1,819
Total revenues	5,504	6,236

Interest expense	13,424	20,668
Provision for loan losses	7,603	4,000
Other, net	24,577	9,932
Total expense	45,604	34,600
Pretax loss	$(40,100)	$(28,364)

Three months ended July 31, 2013 compared to July 31, 2012
Pretax results. Interest expense declined $7.2 million, or 35.0%, due to lower interest rates on our Senior Notes, and lower principal balances outstanding. Our provision for loan losses increased $3.6 million, or 90.1%, from the prior year primarily as a result of a write-down to fair value of $2.9 million recorded in connection with the transfer of $7.6 million of mortgage loans from held for investment to held for sale. Other expenses increased $14.6 million, or 147.5%, primarily due to professional fees related to the pending HRB Bank transaction described above coupled with higher stock-based compensation and insurance costs.
Income Taxes on Continuing Operations. Our effective tax rate for continuing operations was 38.6% and 37.6% for the three months ended July 31, 2013 and 2012, respectively. Due to losses in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. During the current quarter, a net discrete tax expense of $0.2 million was recorded compared to a net discrete tax benefit of $2.7 million in the same period of the prior year. This net difference in discrete tax expense was related to differences in income tax reserves recorded of $4.4 million offset by a decrease in state interest receivable of $1.9 million. The 1.0% increase in our tax rate over the prior year was due to the change in discrete tax items which was partially offset by a decrease in the base tax rate.
DISCONTINUED OPERATIONS
Discontinued operations include our previously reported Business Services segment and discontinued mortgage operations.
Representation and Warranty Claims. SCC records a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. SCC considers the experience gained through discussions with counterparties, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, the potential pro-rata realization of the claims as compared to all similar claims and other relevant facts and circumstances when developing its estimate of probable loss.
We received new claims totaling $68.6 million during the three months ended July 31, 2013, the majority of which were received from parties with whom we have tolling agreements. We had no payments for losses on representation and warranty claims during the three months ended July 31, 2013, while loss payments totaled $0.8 million for the three months ended July 31, 2012.
SCC has accrued a liability as of July 31, 2013 for estimated contingent losses arising from representation and warranty claims of $158.8 million. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors, including developments in case law and those factors mentioned above, that are subject to change. Changes in any one of these factors could significantly impact the

H&R Block Q1 FY2014 Form 10-Q	37

estimate. It is reasonably possible that future representation and warranty losses may vary from the amounts recorded for these exposures. SCC currently estimates that the range of reasonably possible loss could be up to $30 million in excess of amounts accrued. This estimated range is based on currently available information, significant judgment and a number of assumptions that are subject to change. The actual loss that may be incurred could be more or less than our accrual or the estimate of reasonably possible losses.
FINANCIAL CONDITION
These comments should be read in conjunction with the consolidated balance sheets and consolidated statements of cash flows included in Part 1, Item 1.
CAPITAL RESOURCES AND LIQUIDITY - Our sources of capital and liquidity include cash from operations, cash from customer deposits, issuances of common stock and debt. We use capital primarily to fund working capital, pay dividends, repurchase shares of our common stock, acquire businesses and repay debt. Our operations are highly seasonal and therefore generally require the use of cash to fund operating losses from May through mid-January.
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our 2012 CLOC, we believe that, in the absence of any unexpected developments, our existing sources of capital at July 31, 2013 are sufficient to meet our operating needs and fulfill our anticipated obligations under the P&A Transaction.
The following table summarizes our statements of cash flows for the three months ended July 31, 2013 and 2012. See Item 1 for the complete statements of cash flows.

	(in 000s)
Three months ended July 31,	2013	2012
Net cash provided by (used in):
Operating activities	$(318,742)	$(373,140)
Investing activities	(29,090)	(6,715)
Financing activities	(229,255)	(623,110)
Effects of exchange rates on cash	(6,621)	(1,498)
Net change in cash and cash equivalents	$(583,708)	$(1,004,463)

CASH FROM OPERATING ACTIVITIES - Cash used in operations decreased $54.4 million from the prior year period primarily due to lower restricted cash requirements of HRB Bank.
Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents - restricted totaled $55.5 million, $43.1 million and $117.8 million at July 31, 2013 and 2012 and April 30, 2013, respectively, and primarily consisted of cash held by HRB Bank as required for regulatory compliance, and cash held by our captive insurance subsidiary that will be used to pay claims.
CASH FROM INVESTING ACTIVITIES - Cash used in investing activities totaled $29.1 million for the three months ended July 31, 2013 compared to $6.7 million in the prior year period, primarily due to the following:
Available-for-Sale Securities. During the three months ended July 31, 2013, HRB Bank purchased $45.2 million in mortgage-backed securities for regulatory purposes, compared to $29.0 million in the prior year. Additionally, we received payments on AFS securities of $32.1 million in the current period compared to $21.1 million in the prior year.
Mortgage Loans Held for Investment. We received net proceeds of $11.7 million and $12.7 million on our mortgage loans held for investment during the three months ended July 31, 2013 and 2012, respectively.
Purchases of Property and Equipment. Total cash paid for property and equipment was $34.4 million and $13.3 million during the three months ended July 31, 2013 and 2012, respectively. The increase was primarily a result of upgrades to our tax offices.
Loans Made to Franchisees. Loans made to franchisees totaled $6.7 million and $5.1 million during the three months ended July 31, 2013 and 2012, respectively. We received payments from franchisees totaling $7.2 million and $5.2 million, respectively. These amounts include both the financing of sales of tax offices and short-term revolving loans made to franchisees to fund off-season operations.

38	H&R Block Q1 FY2014 Form 10-Q

CASH FROM FINANCING ACTIVITIES - Cash used in financing activities totaled $229.3 million for the three months ended July 31, 2013 compared to $623.1 million in the prior year period, and primarily relates to the following:
Repayments of Long-Term Debt. We had no repayments of long-term debt during the three months ended July 31, 2013. During the three months ended July 31, 2012, we paid amounts totaling $30.8 million due in connection with a previous acquisition.
Other Borrowings. We may use commercial paper borrowings or our 2012 CLOC to fund our off-season losses and seasonal working capital needs. We had no such borrowings outstanding as of July 31, 2013 and 2012.
Customer Banking Deposits. Changes in customer banking deposits resulted in a use of cash of $179.4 million and $179.5 million for the three months ended July 31, 2013 and 2012, respectively.
Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $54.6 million and $54.2 million for the three months ended July 31, 2013 and 2012, respectively. Although we have historically paid dividends and currently plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Repurchase and Retirement of Common Stock. We had no repurchase or retirements of our common stock during the three months ended July 31, 2013. During the three months ended July 31, 2012, we purchased and immediately retired 21.3 million shares of our common stock at a cost of $315.0 million. There was $857.5 million remaining under our current share repurchase authorization at July 31, 2013.
Although we have historically from time to time repurchased and retired common stock and our Board of Directors has approved an extension of our current share repurchase program, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to repurchase and retire common stock.
Issuances of Common Stock. Proceeds from the issuance of common stock in accordance with our stock-based compensation plans totaled $22.0 million and $0.5 million during the three months ended July 31, 2013 and 2012, respectively.
HRB BANK - As of July 31, 2013 and 2012 and April 30, 2013, HRB Bank had cash balances of $435.5 million, $341.0 million and $556.7 million, respectively. Dividends of this cash balance would be subject to regulatory approval.
On July 11, 2013, we entered into the P&A Agreement with Republic Bank. Pursuant to the P&A Agreement, HRB Bank will (among other matters) transfer all of its deposit liabilities ($759.7 million if the closing were effective July 31, 2013) to Republic Bank with a cash payment of approximately the same amount, subject to several conditions, including execution and delivery of various operating agreements and regulatory approval. See additional discussion in Item 1, note 2 to the consolidated financial statements.
ASSETS HELD BY FOREIGN SUBSIDIARIES - As of July 31, 2013 and 2012 and April 30, 2013, cash and cash equivalent balances of $322.6 million, $107.5 million and $273.1 million, respectively, were held by our foreign subsidiaries. As of July 31, 2013 and April 30, 2013, our Canadian operations had approximately $257 million of U.S. dollar denominated borrowings due to various U.S. subsidiaries. These borrowings may be repaid in full or in part at any time. Non-borrowed funds would have to be repatriated to be available to fund domestic operations, and in certain circumstances this would trigger the accrual of additional income taxes on those amounts. As of July 31, 2013, we do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
BORROWINGS
The following table provides ratings for debt issued by Block Financial as of July 31, 2013 and 2012 and April 30, 2013:

	Short-term	Long-term	Outlook
Moody’s	P-2	Baa2	Negative
S&P	A-2	BBB	Negative
There have been no material changes in our borrowings from those reported at April 30, 2013 in our Annual Report on Form 10-K.

H&R Block Q1 FY2014 Form 10-Q	39

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
There have been no material changes in our contractual obligations and commercial commitments from those reported at April 30, 2013 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT
Regulatory Changes - In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act (the Basel III Capital Rules), which establish a new, comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to depository institutions, compared to the current U.S. risk-based capital rules, and for the first time impose capital requirements on savings and loan holding companies (SLHC). H&R Block, Inc., H&R Block Group, Inc. and Block Financial LLC (our Holding Companies) are SLHCs because they control HRB Bank. The Basel III Capital Rules will become effective for our Holding Companies and HRB Bank on January 1, 2015 (subject to phase-in periods as discussed below), provided that our Holding Companies are still SLHCs on that date.
The Basel III Capital Rules, among other things, introduce a new capital measure called “Common Equity Tier 1” (CET1). When fully phased in on January 1, 2019, the Basel III Capital Rules will require SLHCs to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.
Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

▪	4.5% CET1 to risk-weighted assets

▪	6.0% Tier 1 capital to risk-weighted assets

▪	8.0% Total capital to risk-weighted assets
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations, including our Holding Companies and HRB Bank, may make a one-time permanent election to continue to exclude these items. Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period. The implementation of the capital conservation buffer will begin on January 1, 2016 and be phased in over a four-year period.
The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.
Except as otherwise disclosed in the Risk Factors, we are in the process of assessing the impact of these changes on the regulatory capital ratios of the Company and HRB Bank and the capital, operations, liquidity and earnings of the Company and HRB Bank.
P&A Transaction - On July 11, 2013, we entered into the P&A Agreement with Republic Bank. Pursuant to the P&A Agreement, HRB Bank will (among other matters) transfer all of its deposit liabilities ($759.7 million if the closing were effective July 31, 2013) to Republic Bank with a cash payment of approximately the same amount. The obligations of the parties to complete the P&A Transaction are subject to the fulfillment of numerous conditions including regulatory

40	H&R Block Q1 FY2014 Form 10-Q

approval and agreement upon, execution and delivery of the MSA Agreement and the RPA Agreement. We cannot be certain when or if these conditions will be satisfied, and therefore we cannot predict the timing or the likelihood of completing the P&A Transaction and ceasing to be regulated as an SLHC. See additional discussion in Item 1, note 2 to the consolidated financial statements.
There have been no other material changes in our regulatory environment from those reported at April 30, 2013 in our Annual Report on Form 10-K.
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

H&R Block Q1 FY2014 Form 10-Q	41

The following is a reconciliation of EBITDA from continuing operations and adjusted EBITDA from continuing operations:

	(in 000s)
Three months ended July 31,	2013	2012
Net income from continuing operations - reported	$(113,270)	$(105,650)
Add back:
Income taxes	(71,224)	(63,619)
Interest expense	14,446	22,077
Depreciation and amortization	22,874	20,551
	(33,904)	(20,991)
EBITDA from continuing operations	(147,174)	(126,641)
Adjustments:
Loss contingencies - litigation	373	(2,302)
Severance	1,105	(501)
Professional fees related to pending HRB Bank transaction	7,024	—
Loss on sales of tax offices	—	230
	8,502	(2,573)
Adjusted EBITDA from continuing operations	$(138,672)	$(129,214)

The following is a reconciliation of adjusted pretax income from continuing operations:

	(in 000s)
Three months ended July 31,	2013	2012
Pretax income from continuing operations - reported	$(184,494)	$(169,269)
Adjustments:
Loss contingencies - litigation	373	(2,302)
Severance	1,105	(501)
Professional fees related to pending HRB Bank transaction	7,024	—
Loss on sales of tax offices	—	230
	8,502	(2,573)
Pretax income from continuing operations - adjusted	$(175,992)	$(171,842)

FORWARD-LOOKING INFORMATION
This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements within the meaning of the securities laws. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or variation of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “targets,” “would,” “will,” “should,” “could,” “may” or other similar expressions. Forward-looking statements provide management's current expectations or predictions of future conditions, events or results. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. They may include estimates of revenues, income, earnings per share, capital expenditures, dividends, stock repurchase, liquidity, capital structure or other financial items, descriptions of management's plans or objectives for future operations, services or products, or descriptions of assumptions underlying any of the above. All forward-looking statements speak only as of the date they are made and reflect the Company's good faith beliefs, assumptions and expectations, but they are not guarantees of future performance or events. Furthermore, the Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data or methods, future events or other changes, except as required by law.

42	H&R Block Q1 FY2014 Form 10-Q

By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause such differences include, but are not limited to, a variety of economic, competitive and regulatory factors, many of which are beyond the Company's control and which are described in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013 in the section entitled “Risk Factors,” as well as additional factors we may describe from time to time in other filings with the Securities and Exchange Commission, including our Current Report on Form 8-K filed July 11, 2013. In addition, with respect to the P&A Transaction, there can be no assurances regarding the ability to obtain all required regulatory and other approvals, the ability of the parties to negotiate and execute the additional required agreements as expected, or the terms and conditions of the additional agreements. It is not possible to predict or identify all such factors and, consequently, no such list should be considered to be a complete set of all potential risks or uncertainties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2013 in our Annual Report on Form 10-K.
ITEM 4.     CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES – As of the end of the period covered by this Form 10-Q, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 12 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
Other than the risk factor discussed below, there have been no material changes in our risk factors from those reported at April 30, 2013 in our Annual Report on Form 10-K.
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
The Dodd-Frank Act requires the Federal Reserve to promulgate minimum capital requirements for SLHCs, including leverage and risk-based capital requirements that are no less stringent than those applicable to insured depository institutions at the time the Dodd-Frank Act was enacted. On July 2, 2013, the Federal Reserve approved the Basel III Capital Rules, which implement a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement. The rule also requires certain levels of equity for the payment of dividends and bonuses, and amends the methodologies for risk-weighting assets. The Revised Capital Rules will become effective for us as of January 1, 2015. See Part I, Item 2 under "Regulatory Environment" of this Quarterly Report on Form 10-Q and Item 1, “Regulation and Supervision - Bank and Holding Companies” in our Annual Report on Form 10-K as of April 30, 2013 for details of the new requirements.
The Federal Reserve Bank, the Company's primary banking regulator, has issued guidance set forth in Supervisory Letter SR 09-4 (March 27, 2009) regarding the payment of dividends, stock redemptions and stock repurchases by bank holding companies. Pursuant to Supervisory Letter SR 11-11 (July 21, 2011), the Federal Reserve has directed

H&R Block Q1 FY2014 Form 10-Q	43

examiners to apply the principles of SR 09-4 to SLHCs. Pursuant to SR 09-4, we have committed to provide notice to the Federal Reserve prior to paying dividends or repurchasing shares.
The Revised Capital Rules would require our Holding Companies to retain significant additional capital, even though HRB Bank has regulatory capital substantially above the “well capitalized” level. At this time, we do not foresee regulatory flexibility in this regard in light of the Federal Reserve's views of the statutory requirements imposed under the Dodd-Frank Act. Accordingly, while our current belief is that dividends at current levels would continue to be permitted as long as HRB Bank remains well capitalized, the Federal Reserve will closely supervise and likely restrict our other capital allocation decisions, including stock repurchases, acquisitions, and other forms of strategic investment.
On July 11, 2013, we entered into the P&A Agreement with Republic Bank. Simultaneously with any closing, HRB Bank will convert into a national banking association, merge with and into Block Financial, surrender its bank charter, and cease to operate as a separate legal entity. At that time, HRB and Block Financial would no longer be savings and loan holding companies subject to regulatory oversight of the Federal Reserve or related regulatory capital requirements. See additional discussion in Part I, Item 1, note 2 to the consolidated financial statements.
We plan to continue to offer financial products and services to our clients subsequent to HRB Bank ceasing operations and we are currently negotiating additional agreements with Republic Bank, including an MSA Agreement and a related RPA Agreement, under which Republic Bank will serve as the bank offering H&R Block-branded financial services and products, and we will service and administer such financial services and products for Republic Bank.
The obligations of the parties to complete the P&A Transaction are subject to the fulfillment of numerous conditions including regulatory approval and agreement upon, execution and delivery of the MSA Agreement and the RPA Agreement. The P&A Transaction will not be consummated unless the parties can agree on the terms and conditions of the MSA Agreement and RPA Agreement, and we can provide no assurances when or if the parties will be able to do so. Additionally, we cannot be certain when or if these conditions will be satisfied, and therefore we cannot predict the timing or the likelihood of completing the P&A Transaction and ceasing to be regulated as an SLHC.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2014 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Dollar Value of Shares that May be Purchased Under the Plans or Programs (2)
May 1 – May 31	3	$27.93	—	$857,504
June 1 – June 30	147	$27.80	—	$857,504
July 1 – July 31	1	$28.14	—	$857,504

(1)
We purchased approximately 151 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units.

(2)
In June 2008, our Board of Directors approved an authorization to purchase up to $2.0 billion of our common stock through June 2012. In June 2012, our Board of Directors extended this authorization through June 2015.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

44	H&R Block Q1 FY2014 Form 10-Q

ITEM 6.     EXHIBITS
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
101.INS    XBRL Instance Document
101.SCH    XBRL Taxonomy Extension Schema
101.CAL    XBRL Extension Calculation Linkbase
101.LAB    XBRL Taxonomy Extension Label Linkbase
101.PRE    XBRL Taxonomy Extension Presentation Linkbase
101.DEF    XBRL Taxonomy Extension Definition Linkbase

H&R Block Q1 FY2014 Form 10-Q	45

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
September 5, 2013

/s/ Gregory J. Macfarlane
Gregory J. Macfarlane
Chief Financial Officer
September 5, 2013

/s/ Jeffrey T. Brown
Jeffrey T. Brown
Chief Accounting and Risk Officer
September 5, 2013

46	H&R Block Q1 FY2014 Form 10-Q