Form 10-Q
period 2013-10-31
H&R BLOCK INC
filed 2013-12-10
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
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
Yes ☐ No  ☑
The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on November 30, 2013: 274,046,273 shares.

Form 10-Q for the Period Ended October 31, 2013

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of	October 31, 2013	October 31, 2012	April 30, 2013
	(unaudited)	(unaudited)
ASSETS
Cash and cash equivalents	$790,772	$1,260,901	$1,747,584
Cash and cash equivalents — restricted	47,521	38,667	117,837
Receivables, less allowance for doubtful accounts of $52,969, $42,761 and $50,399	131,701	124,511	206,835
Prepaid expenses and other current assets	225,660	282,874	390,087
Total current assets	1,195,654	1,706,953	2,462,343
Mortgage loans held for investment, less allowance for loan losses of $12,704, $18,125 and $14,314	295,907	370,850	338,789
Investments in available-for-sale securities	465,344	388,640	486,876
Property and equipment, at cost less accumulated depreciation and amortization of $449,738, $492,670 and $420,318	311,157	272,438	267,880
Intangible assets, net	296,213	275,193	284,439
Goodwill	442,812	434,492	434,782
Other assets	267,426	448,164	262,670
Total assets	$3,274,513	$3,896,730	$4,537,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Customer banking deposits	$655,129	$790,106	$936,464
Accounts payable, accrued expenses and other current liabilities	426,994	406,447	523,921
Accrued salaries, wages and payroll taxes	41,584	39,345	134,970
Accrued income taxes	22,475	95,126	416,128
Current portion of long-term debt	400,503	600,678	722
Total current liabilities	1,546,685	1,931,702	2,012,205
Long-term debt	506,078	906,125	905,958
Other noncurrent liabilities	266,775	365,970	356,069
Total liabilities	2,319,538	3,203,797	3,274,232
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 316,628,110	3,166	3,166	3,166
Convertible preferred stock, no par, stated value $0.01 per share, 500,000 shares authorized	—	—	—
Additional paid-in capital	757,828	748,298	752,483
Accumulated other comprehensive income	1,463	8,685	10,550
Retained earnings	1,003,842	795,707	1,333,445
Less treasury shares, at cost	(811,324)	(862,923)	(836,097)
Total stockholders’ equity	954,975	692,933	1,263,547
Total liabilities and stockholders’ equity	$3,274,513	$3,896,730	$4,537,779

See accompanying notes to consolidated financial statements.

H&R Block Q2 FY2014 Form 10-Q	1

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)			(unaudited, in 000s, except per share amounts)
	Three months ended		Six months ended
	October 31,		October 31,
	2013	2012	2013	2012

REVENUES:
Service revenues	$112,432	$116,438	$220,232	$196,334
Product and other revenues	11,282	10,966	19,480	17,686
Interest income	10,626	9,859	21,823	19,732
	134,340	137,263	261,535	233,752
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	60,526	54,764	106,838	94,349
Occupancy and equipment	82,358	82,398	161,094	162,349
Provision for bad debt and loan losses	2,849	3,725	14,340	8,370
Interest	14,314	23,390	28,760	45,467
Depreciation of property and equipment	20,144	16,196	36,948	30,730
Other	40,673	31,538	82,937	64,170
	220,864	212,011	430,917	405,435
Selling, general and administrative	94,092	90,327	190,789	165,805
	314,956	302,338	621,706	571,240
Operating loss	(180,616)	(165,075)	(360,171)	(337,488)
Other income (expense), net	1,254	2,787	(3,685)	5,931
Loss from continuing operations before income tax benefit	(179,362)	(162,288)	(363,856)	(331,557)
Income tax benefit	(76,347)	(61,089)	(147,571)	(124,708)
Net loss from continuing operations	(103,015)	(101,199)	(216,285)	(206,849)
Net loss from discontinued operations	(1,928)	(4,044)	(3,845)	(5,835)
NET LOSS	$(104,943)	$(105,243)	$(220,130)	$(212,684)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.38)	$(0.37)	$(0.79)	$(0.76)
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.02)
Consolidated	$(0.39)	$(0.39)	$(0.80)	$(0.78)

DIVIDENDS PER SHARE	$0.20	$0.20	$0.40	$0.40

COMPREHENSIVE INCOME (LOSS):
Net loss	$(104,943)	$(105,243)	$(220,130)	$(212,684)
Unrealized gains (losses) on available-for-sale securities, net of taxes:
Unrealized holding gains (losses) arising during the period, net of taxes (benefit) of $728, $131, ($4,337) and $283	1,138	187	(6,577)	357
Reclassification adjustment for gains included in income, net of taxes of $ -, $71, $ - and $71	—	(104)	—	(104)
Change in foreign currency translation adjustments	582	1,252	(2,510)	(3,713)
Other comprehensive income (loss)	1,720	1,335	(9,087)	(3,460)
Comprehensive loss	$(103,223)	$(103,908)	$(229,217)	$(216,144)

See accompanying notes to consolidated financial statements.

2	H&R Block Q2 FY2014 Form 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Six months ended October 31,	2013	2012

NET CASH USED IN OPERATING ACTIVITIES	$(492,373)	$(567,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(45,158)	(67,474)
Maturities of and payments received on available-for-sale securities	55,615	53,098
Principal payments on mortgage loans held for investment, net	24,340	23,608
Purchases of property and equipment	(86,926)	(60,720)
Payments made for business acquisitions, net of cash acquired	(20,927)	(10,442)
Franchise loans:
Loans funded	(22,114)	(20,670)
Payments received	15,883	8,303
Other, net	15,255	10,218
Net cash used in investing activities	(64,032)	(64,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(30,831)
Proceeds from issuance of long-term debt	—	497,185
Customer banking deposits, net	(275,800)	(37,913)
Dividends paid	(109,324)	(108,428)
Repurchase of common stock, including shares surrendered	(5,329)	(339,919)
Proceeds from exercise of stock options	24,536	1,288
Other, net	(26,619)	(33,004)
Net cash used in financing activities	(392,536)	(51,622)

Effects of exchange rates on cash	(7,871)	(696)

Net decrease in cash and cash equivalents	(956,812)	(683,433)
Cash and cash equivalents at beginning of the period	1,747,584	1,944,334
Cash and cash equivalents at end of the period	$790,772	$1,260,901

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$116,099	$48,201
Interest paid on borrowings	27,804	42,106
Interest paid on deposits	1,180	2,683
Transfers of foreclosed loans to other assets	3,889	5,312
Accrued additions to property and equipment	6,729	10,273
Transfer of mortgage loans held for investment to held for sale	7,608	—

See accompanying notes to consolidated financial statements.

H&R Block Q2 FY2014 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated balance sheets as of October 31, 2013 and 2012, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended October 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended October 31, 2013 and 2012 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at October 31, 2013 and 2012 and for all periods presented have been made. See note 14 for discussion of our presentation of discontinued operations.
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
Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the evaluation of contingent losses arising from our discontinued mortgage business, contingent losses associated with pending claims and litigation, allowance for loan losses, valuation allowances based on future taxable income, reserves for uncertain tax positions and related matters. Estimates have been prepared on the basis of the most current and best information available as of each balance sheet date. As such, actual results could differ materially from those estimates.
Seasonality of Business - Our operating revenues are seasonal in nature with peak revenues occurring in the months of January through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.
Recently Issued or Newly Adopted Accounting Standards - In February 2013, the Financial Accounting Standards Board issued guidance which expands disclosure requirements for other comprehensive income. The guidance requires the reporting of the effect of the reclassification of items out of accumulated other comprehensive income on each affected net income line item. The guidance is effective for interim and annual periods beginning on or after December 15, 2012 and is to be applied prospectively. This guidance, which we adopted as of May 1, 2013, did not have a material impact on our financial statements.
NOTE 2: H&R BLOCK BANK
In July 2013, H&R Block Bank (HRB Bank) and Block Financial LLC (Block Financial) entered into a definitive Purchase and Assumption Agreement (P&A Agreement) with Republic Bank & Trust Company (Republic Bank) subject to various closing conditions, including the finalization of various operating agreements and receipt of certain required approvals (P&A Transaction). Prior to entering into the P&A Agreement, Republic Bank, which currently operates under a state bank charter and is regulated primarily by the Federal Deposit Insurance Corporation (FDIC), filed an application with the Office of the Comptroller of the Currency (OCC) for approval to convert to a national banking association. Approval and completion of this conversion were conditions to closing the P&A Transaction.
In October 2013, Republic Bank informed us that it had withdrawn its application for the conversion and its application for approval of the P&A Transaction, which was contingent upon the approval of the conversion. As a result, HRB Bank and Block Financial provided notice to Republic Bank of termination of the P&A Agreement.
We plan to continue offering financial services and products to our clients through HRB Bank during the 2014 tax season. We continue to explore alternatives for delivering financial products and services to our customers while

4	H&R Block Q2 FY2014 Form 10-Q

ceasing to be regulated as a savings and loan holding company (SLHC); however, we cannot predict the timing or the likelihood of ceasing to be regulated as an SLHC.
NOTE 3: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 6.0 million shares for the three and six months ended October 31, 2013, and 8.9 million shares for the three and six months ended October 31, 2012, as the effect would be antidilutive due to the net loss from continuing operations during those periods.
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended		Six months ended
	October 31,		October 31,
	2013	2012	2013	2012
Net loss from continuing operations attributable to shareholders	$(103,015)	$(101,199)	$(216,285)	$(206,849)
Amounts allocated to participating securities	(92)	(64)	(154)	(137)
Net loss from continuing operations attributable to common shareholders	$(103,107)	$(101,263)	$(216,439)	$(206,986)

Basic weighted average common shares	273,907	271,145	273,494	274,150
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	273,907	271,145	273,494	274,150

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.38)	$(0.37)	$(0.79)	$(0.76)
Diluted	(0.38)	(0.37)	(0.79)	(0.76)
During the six months ended October 31, 2012, we purchased and immediately retired 21.3 million shares of our common stock at a cost of $315.0 million.
During the six months ended October 31, 2013, we acquired 0.2 million shares of our common stock at an aggregate cost of $5.3 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the six months ended October 31, 2012, we acquired 0.1 million shares at an aggregate cost of $2.4 million for similar purposes.
During the six months ended October 31, 2013 and 2012, we issued 1.6 million and 0.5 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the six months ended October 31, 2013, we granted equity awards equivalent to approximately 0.8 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Nonvested units generally either vest over a three-year period with one-third vesting each year or cliff vest at the end of a three-year period. Stock-based compensation expense of our continuing operations totaled $6.2 million and $10.8 million for the three and six months ended October 31, 2013, respectively, and $5.4 million and $7.8 million for the three and six months ended October 31, 2012, respectively. As of October 31, 2013, unrecognized compensation cost for stock options totaled $2.0 million, and for nonvested shares and units totaled $33.3 million.

H&R Block Q2 FY2014 Form 10-Q	5

NOTE 4: RECEIVABLES
Short-term receivables consist of the following:

(in 000s)
As of	October 31, 2013	October 31, 2012	April 30, 2013
Loans to franchisees	$70,390	$69,110	$65,413
Receivables for tax preparation and related fees	35,927	34,083	49,356
Canadian CashBack receivables	2,036	3,863	47,658
Emerald Advance lines of credit	21,692	23,630	23,218
Royalties from franchisees	10,732	8,744	10,722
Credit cards	6,115	—	7,733
Other	37,778	27,842	53,134
	184,670	167,272	257,234
Allowance for doubtful accounts	(52,969)	(42,761)	(50,399)
	$131,701	$124,511	$206,835

The short-term portions of Emerald Advance lines of credit (EAs), loans made to franchisees, CashBack balances and credit card balances are included in receivables, while the long-term portions are included in other assets in the consolidated balance sheets. These amounts are as follows:

(in 000s)
	EAs	Loans to Franchisees	CashBack	Credit Cards
As of October 31, 2013:
Short-term	$21,692	$70,390	$2,036	$6,115
Long-term	6,161	108,874	—	13,603
	$27,853	$179,264	$2,036	$19,718
As of October 31, 2012:
Short-term	$23,630	$69,110	$3,863	$—
Long-term	10,825	119,102	—	—
	$34,455	$188,212	$3,863	$—
As of April 30, 2013:
Short-term	$23,218	$65,413	$47,658	$7,733
Long-term	9,819	103,047	—	15,538
	$33,037	$168,460	$47,658	$23,271

EAs – We review the credit quality of our EA receivables based on pools, which are segmented by the year of origination, with older years being deemed more unlikely to be repaid. Amounts as of October 31, 2013, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2013	$7,817
2012	1,069
2011	1,987
2010 and prior	6,238
Revolving loans	10,742
$27,853

As of October 31, 2013 and 2012 and April 30, 2013, $26.2 million, $30.3 million and $30.0 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.

6	H&R Block Q2 FY2014 Form 10-Q

Loans to Franchisees – Loans made to franchisees as of October 31, 2013 and 2012 and April 30, 2013, consisted of $126.3 million, $136.9 million and $121.2 million, respectively, in term loans made primarily to finance the purchase of franchises and $53.0 million, $51.3 million and $47.3 million, respectively, in revolving lines of credit primarily for the purpose of funding off-season working capital needs.
As of October 31, 2013 and 2012 and April 30, 2013, loans with a principal amount of $0.1 million, $0.0 million and $0.1 million, respectively, were more than 30 days past due, however we had no loans to franchisees on non-accrual status.
Canadian CashBack Program – During the tax season our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency for a fee (the CashBack program). Refunds advanced under the CashBack program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. CashBack amounts are generally received within 60 days of filing the client's return. In September of each fiscal year, any balances more than 90 days old are charged-off against the related allowance. As of October 31, 2013 and 2012 and April 30, 2013, $0.1 million, $0.4 million and $1.8 million of CashBack balances were more than 60 days old, respectively.
Credit Cards – We utilize a four-tier underwriting approach at origination. Each of the four tiers, with Tier 4 representing the most risk, is comprised of a combination of FICO scores ranging from 521 to 680, generic and custom credit bureau based risk scores and client attributes. The criteria in the tiers are not subsequently updated. The population also includes certain clients which are “unscorable.” Although we utilize the borrower's credit score for underwriting, we do not consider the credit score to be a primary measure of credit quality, since it tends to be a lagging indicator. Credit card receivable balances as of October 31, 2013, by credit tier, are as follows:

(in 000s)
Tier 1	$4,880
Tier 2	8,078
Tier 3	2,456
Tier 4	4,304
$19,718

An aging of our credit card receivable balances as of October 31, 2013 is as follows:

(in 000s)
Current	$13,069
Less than 30 days past due	1,411
30 - 59 days past due	932
60 - 89 days past due	847
90 days or more past due	3,459
$19,718

As of October 31, 2013 and April 30, 2013, a total of $0.3 million and $2.1 million in unamortized deferred fees and costs were capitalized related to our credit card balances, respectively.
Long-Term Note Receivable – We have a long-term note receivable in the amount of $54.0 million due from McGladrey & Pullen LLP (M&P) related to the sale of RSM McGladrey, Inc. (RSM) in November 2011. This note is unsecured and bears interest at a rate of 8.0%, with all principal and accrued interest due in May 2017. As of October 31, 2013, there is no allowance recorded related to this note. We continue to monitor publicly available information relevant to the financial condition of M&P to assess future collectibility. This note is included in other assets on the consolidated balance sheet, with a total of $62.8 million, $58.0 million and $60.4 million in principal and accrued interest recorded as of October 31, 2013 and 2012 and April 30, 2013, respectively.

H&R Block Q2 FY2014 Form 10-Q	7

Allowance for Doubtful Accounts – Activity in the allowance for doubtful accounts for our short-term and long-term receivables for the six months ended October 31, 2013 and 2012 is as follows:

(in 000s)
	EAs	Loans to Franchisees	CashBack	Credit Cards	All Other	Total
Balances as of May 1, 2013	$7,390	$—	$2,769	$7,304	$40,240	$57,703
Provision	—	—	188	4,957	966	6,111
Charge-offs	—	—	(479)	(6,225)	(1,049)	(7,753)
Balances as of October 31, 2013	$7,390	$—	$2,478	$6,036	$40,157	$56,061

Balances as of May 1, 2012	$6,200	$—	$2,279	$—	$36,110	$44,589
Provision	310	—	290	—	550	1,150
Charge-offs	—	—	(1,507)	—	(1,471)	(2,978)
Balances as of October 31, 2012	$6,510	$—	$1,062	$—	$35,189	$42,761

There were no changes to our methodology for estimating our allowance for doubtful accounts during fiscal year 2014.
NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT AND RELATED ASSETS
The composition of our mortgage loan portfolio is as follows:

(dollars in 000s)
As of	October 31, 2013		October 31, 2012		April 30, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$165,289	54%	$210,610	55%	$191,093	55%
Fixed-rate loans	140,814	46%	175,257	45%	159,142	45%
	306,103	100%	385,867	100%	350,235	100%
Unamortized deferred fees and costs	2,508		3,108		2,868
Less: Allowance for loan losses	(12,704)		(18,125)		(14,314)
	$295,907		$370,850		$338,789

Our loan loss allowance as a percent of mortgage loans was 4.2% as of October 31, 2013, compared to 4.7% as of October 31, 2012 and 4.1% as of April 30, 2013.
Activity in the allowance for loan losses for the six months ended October 31, 2013 and 2012 is as follows:

(in 000s)
Six months ended October 31,	2013	2012
Balance at beginning of the period	$14,314	$26,540
Provision	7,224	6,750
Recoveries	2,409	2,291
Charge-offs	(11,243)	(17,456)
Balance at end of the period	$12,704	$18,125

During the first quarter of fiscal year 2014, we transferred $7.6 million of mortgage loans into the held-for-sale portfolio from the held-for-investment portfolio. At the time of the transfer, the amount by which cost exceeded fair value totaled $2.9 million. This write-down to fair value was recorded as a provision during the six months ended October 31, 2013 and subsequently charged-off. These loans were sold during the three months ended October 31, 2013.

8	H&R Block Q2 FY2014 Form 10-Q

When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired, including those loans more than 60 days past due or modified as a troubled debt restructuring (TDR), are evaluated individually. The balance of these loans and the related allowance is as follows:

(in 000s)
As of	October 31, 2013		October 31, 2012		April 30, 2013
	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance
Pooled (less than 60 days past due)	$178,497	$5,523	$229,761	$6,892	$207,319	$5,628
Impaired:
Individually (TDRs)	47,011	4,598	63,602	5,972	55,061	4,924
Individually (60 days or more past due)	80,595	2,583	92,504	5,261	87,855	3,762
	$306,103	$12,704	$385,867	$18,125	$350,235	$14,314

Detail of our mortgage loans held for investment and the related allowance as of October 31, 2013 is as follows:

(dollars in 000s)
	Outstanding Principal Balance	Loan Loss Allowance		% 30+ Days Past Due
		Amount	% of Principal
Purchased from SCC	$175,566	$10,236	5.8%	31.0%
All other	130,537	2,468	1.9%	8.0%
	$306,103	$12,704	4.2%	21.2%

Credit quality indicators as of October 31, 2013 include the following:

(in 000s)
Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio
Occupancy status:
Owner occupied	$128,932	$84,025	$212,957
Non-owner occupied	46,634	46,512	93,146
	$175,566	$130,537	$306,103
Documentation level:
Full documentation	$57,821	$95,174	$152,995
Limited documentation	5,744	13,412	19,156
Stated income	97,591	13,656	111,247
No documentation	14,410	8,295	22,705
	$175,566	$130,537	$306,103
Internal risk rating:
High	$53,679	$—	$53,679
Medium	121,887	—	121,887
Low	—	130,537	130,537
	$175,566	$130,537	$306,103

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

H&R Block Q2 FY2014 Form 10-Q	9

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
Detail of the aging of the mortgage loans in our portfolio as of October 31, 2013 is as follows:

(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$14,794	$627	$56,107	$71,528	$104,038	$175,566
All other	5,964	677	9,115	15,756	114,781	130,537
	$20,758	$1,304	$65,222	$87,284	$218,819	$306,103

(1)	We do not accrue interest on loans past due 90 days or more.
Information related to our non-accrual loans is as follows:

(in 000s)
As of	October 31, 2013	October 31, 2012	April 30, 2013
Loans:
Purchased from SCC	$67,641	$75,414	$70,327
Other	12,723	16,427	14,906
	80,364	91,841	85,233
TDRs:
Purchased from SCC	3,832	3,776	3,719
Other	881	506	502
	4,713	4,282	4,221
Total non-accrual loans	$85,077	$96,123	$89,454

Information related to impaired loans is as follows:

(in 000s)
	Balance With Allowance	Balance With No Allowance	Total Impaired Loans	Related Allowance
As of October 31, 2013:
Purchased from SCC	$30,100	$77,052	$107,152	$5,762
Other	5,196	15,258	20,454	1,419
	$35,296	$92,310	$127,606	$7,181
As of October 31, 2012:
Purchased from SCC	$40,142	$90,516	$130,658	$7,992
Other	7,951	17,497	25,448	3,241
	$48,093	$108,013	$156,106	$11,233
As of April 30, 2013:
Purchased from SCC	$33,791	$84,592	$118,383	$6,573
Other	7,601	16,932	24,533	2,113
	$41,392	$101,524	$142,916	$8,686

10	H&R Block Q2 FY2014 Form 10-Q

Information related to the allowance for impaired loans is as follows:

(in 000s)
As of	October 31, 2013	October 31, 2012	April 30, 2013
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$2,583	$5,261	$3,762
Based on discounted cash flow method	4,598	5,972	4,924
	$7,181	$11,233	$8,686

Information related to activities of our non-performing assets is as follows:

(in 000s)
Six months ended October 31,	2013	2012
Average impaired loans:
Purchased from SCC	$121,532	$141,521
All other	23,646	26,343
	$145,178	$167,864
Interest income on impaired loans:
Purchased from SCC	$1,727	$1,992
All other	136	158
	$1,863	$2,150
Interest income on impaired loans recognized on a cash basis on non-accrual status:
Purchased from SCC	$1,689	$1,956
All other	134	145
	$1,823	$2,101

Activity related to our real estate owned (REO) is as follows:

(in 000s)
Six months ended October 31,	2013	2012
Balance, beginning of the period	$13,968	$14,972
Additions	3,889	5,312
Sales	(9,972)	(5,189)
Impairments	(792)	(1,278)
Balance, end of the period	$7,093	$13,817

H&R Block Q2 FY2014 Form 10-Q	11

NOTE 6: INVESTMENTS
AVAILABLE-FOR-SALE – The amortized cost and fair value of securities classified as available-for-sale (AFS) are summarized below:

(in 000s)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
As of October 31, 2013:
Long-term:
Mortgage-backed securities	$465,861	$4,422	$(9,348)	$460,935
Municipal bonds	4,149	260	—	4,409
	$470,010	$4,682	$(9,348)	$465,344
As of October 31, 2012:
Short-term:
Municipal bonds	$1,003	$11	$—	$1,014
Long-term:
Mortgage-backed securities	378,055	6,116	(109)	384,062
Municipal bonds	4,207	371	—	4,578
	382,262	6,487	(109)	388,640
	$383,265	$6,498	$(109)	$389,654
As of April 30, 2013:
Long-term:
Mortgage-backed securities	$476,450	$6,592	$(664)	$482,378
Municipal bonds	4,178	320	—	4,498
	$480,628	$6,912	$(664)	$486,876

(1)
As of October 31, 2013 and April 30, 2013, we had no securities that had been in a continuous loss position for more than twelve months. As of October 31, 2012, mortgage-backed securities with a cost of $4.6 million and gross unrealized losses of $1 thousand had been in a continuous loss position for more than twelve months.

We did not sell any AFS securities during the six months ended October 31, 2013. During the six months ended October 31, 2012, we received proceeds of $5.2 million from the sale of AFS securities and recorded a gross realized gain of $0.2 million on this sale. We did not record any other-than-temporary impairments of AFS securities during the six months ended October 31, 2013 and 2012.
Contractual maturities of AFS debt securities at October 31, 2013, occur at varying dates over the next 30 years, and are set forth in the table below.

(in 000s)
	Amortized Cost	Fair Value
Maturing in:
Two to five years	$4,149	$4,409
Beyond	465,861	460,935
	$470,010	$465,344

12	H&R Block Q2 FY2014 Form 10-Q

NOTE 7: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill of our Tax Services segment for the six months ended October 31, 2013 and 2012 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2013	$467,079	$(32,297)	$434,782
Acquisitions	9,207	—	9,207
Disposals and foreign currency changes, net	(1,177)	—	(1,177)
Impairments	—	—	—
Balances as of October 31, 2013	$475,109	$(32,297)	$442,812

Balances as of April 30, 2012	$459,863	$(32,297)	$427,566
Acquisitions	6,922	—	6,922
Disposals and foreign currency changes, net	4	—	4
Impairments	—	—	—
Balances as of October 31, 2012	$466,789	$(32,297)	$434,492

We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block Q2 FY2014 Form 10-Q	13

Components of the intangible assets of our Tax Services segment are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of October 31, 2013:
Reacquired franchise rights	$222,371	$(20,414)	$201,957
Customer relationships	109,237	(53,501)	55,736
Internally-developed software	98,738	(76,517)	22,221
Noncompete agreements	23,659	(21,898)	1,761
Franchise agreements	19,201	(6,294)	12,907
Purchased technology	14,800	(13,169)	1,631
Trade name	300	(300)	—
	$488,306	$(192,093)	$296,213
As of October 31, 2012:
Reacquired franchise rights	$214,330	$(16,143)	$198,187
Customer relationships	95,647	(50,151)	45,496
Internally-developed software	82,405	(69,508)	12,897
Noncompete agreements	22,313	(21,525)	788
Franchise agreements	19,201	(5,014)	14,187
Purchased technology	14,700	(11,495)	3,205
Trade name	1,300	(867)	433
	$449,896	$(174,703)	$275,193
As of April 30, 2013:
Reacquired franchise rights	$214,330	$(18,204)	$196,126
Customer relationships	100,719	(48,733)	51,986
Internally-developed software	91,745	(72,764)	18,981
Noncompete agreements	23,058	(21,728)	1,330
Franchise agreements	19,201	(5,654)	13,547
Purchased technology	14,800	(12,331)	2,469
Trade name	300	(300)	—
	$464,153	$(179,714)	$284,439

Amortization of intangible assets of continuing operations for the three and six months ended October 31, 2013 was $6.5 million and $12.6 million, respectively. Amortization of intangible assets of continuing operations for the three and six months ended October 31, 2012 was $7.3 million and $13.3 million, respectively. Estimated amortization of intangible assets for fiscal years 2014, 2015, 2016, 2017 and 2018 is $25.5 million, $22.9 million, $19.3 million, $16.0 million and $14.6 million, respectively.
NOTE 8: FAIR VALUE
FAIR VALUE MEASUREMENT
We use the following classification of financial instruments pursuant to the fair value hierarchy methodologies for assets measured at fair value:

▪	Level 1 – inputs to the valuation are quoted prices in an active market for identical assets.

▪	Level 2 – inputs to the valuation include quoted prices for similar assets in active markets utilizing a third-party pricing service to determine fair value.

▪	Level 3 – valuation is based on significant inputs that are unobservable in the market and our own estimates of assumptions that we believe market participants would use in pricing the asset.

14	H&R Block Q2 FY2014 Form 10-Q

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
The following table presents the assets that were remeasured at fair value on a recurring basis during the six months ended October 31, 2013 and 2012:

(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Gains (losses)
As of October 31, 2013:
Mortgage-backed securities	$460,935	$—	$460,935	$—	$(4,926)
Municipal bonds	4,409	—	4,409	—	260
	$465,344	$—	$465,344	$—	$(4,666)
As a percentage of total assets	14.2%	—%	14.2%	—%

As of October 31, 2012:
Mortgage-backed securities	$384,062	$—	$384,062	$—	$6,007
Municipal bonds	5,592	—	5,592	—	382
	$389,654	$—	$389,654	$—	$6,389
As a percentage of total assets	10.0%	—%	10.0%	—%

Our investments in mortgage-backed securities and municipal bonds are carried at fair value on a recurring basis with gains and losses reported as a component of other comprehensive income, except for losses assessed to be other than temporary. These include certain agency and agency-sponsored mortgage-backed securities and municipal bonds. Quoted market prices are not available for these securities, as they are not actively traded and have fewer observable transactions. As a result, we use third-party pricing services to determine fair value and classify the securities as Level 2. The third-party pricing services' models are based on market data and utilize available trade, bid and other market information for similar securities. The fair values provided by the third-party pricing services are regularly reviewed by management. Annually, a sample of prices supplied by the third-party pricing service is validated by comparison to prices obtained from other third party sources. There were no transfers of AFS securities between hierarchy levels during the six months ended October 31, 2013 and 2012.
The following table presents the assets that were remeasured at fair value on a non-recurring basis during the six months ended October 31, 2013 and 2012:

(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Losses
As of October 31, 2013:
REO	$7,519	$—	$—	$7,519	$(300)
Impaired mortgage loans held for investment	76,148	—	—	76,148	(2,353)
	$83,667	$—	$—	$83,667	$(2,653)
As a percentage of total assets	2.6%	—%	—%	2.6%

As of October 31, 2012:
REO	$14,646	$—	$—	$14,646	$(203)
Impaired mortgage loans held for investment	89,032	—	—	89,032	(7,298)
	$103,678	$—	$—	$103,678	$(7,501)
As a percentage of total assets	2.7%	—%	—%	2.7%

H&R Block Q2 FY2014 Form 10-Q	15

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

We have established various controls and procedures to ensure that the unobservable inputs used in the fair value measurement of these instruments are appropriate. Appraisals are obtained from certified appraisers and reviewed internally by HRB Bank’s asset management group. The inputs and assumptions used in our discounted cash flow model for TDRs are reviewed and approved by HRB Bank management each time the balances are remeasured. Significant changes in fair value from the previous measurement are presented to HRB Bank management for approval. There were no changes to the unobservable inputs used in determining the fair values of our Level 3 financial assets.
The following table presents the quantitative information about our Level 3 fair value measurements, which utilize significant unobservable internally-developed inputs:

(in 000s)
	Fair Value at October 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
REO	$7,093	Third party pricing	Cost to list/sell Loss severity	5% – 26%(5%) 0% – 100%(51%)
Impaired mortgage loans held for investment – non TDRs	$78,012	Collateral- based	Cost to list/sell Time to sell (months) Collateral depreciation Loss severity	0% – 154%(8%) 24(24) (132%) – 100%(43%) 0% – 100%(59%)
Impaired mortgage loans held for investment – TDRs	$42,413	Discounted cash flow	Aged default performance Loss severity	29% – 49%(39%) 0% – 22%(6%)

16	H&R Block Q2 FY2014 Form 10-Q

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	October 31, 2013		October 31, 2012		April 30, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$790,772	$790,772	$1,260,901	$1,260,901	$1,747,584	$1,747,584
Cash and cash equivalents – restricted	47,521	47,521	38,667	38,667	117,837	117,837
Receivables, net – short-term	131,701	133,884	124,511	124,511	206,835	206,810
Mortgage loans held for investment, net	295,907	211,690	370,850	226,885	338,789	210,858
Investments in AFS securities	465,344	465,344	389,654	389,654	486,876	486,876
Receivables, net – long-term	129,180	130,023	134,359	134,359	125,048	134,283
Note receivable (including interest)	62,786	69,827	58,049	64,508	60,352	69,472
Liabilities:
Deposits	656,305	656,300	795,519	795,227	938,331	934,019
Long-term borrowings	906,581	947,350	1,506,803	1,540,333	906,680	964,630
Contingent consideration payments	12,454	12,454	10,277	10,277	11,277	11,277

Fair value estimates, methods and assumptions are set forth below. The fair value was not estimated for assets and liabilities that are not considered financial instruments.

▪	Cash and cash equivalents, including restricted – Fair value approximates the carrying amount (Level 1).

▪
Receivables – short-term – For short-term balances with the exception of credit card receivables, the carrying values reported in the balance sheet approximate fair market value due to the relative short-term nature of the respective instruments (Level 1). The fair value of credit card balances is determined using market pricing sources based on projected future cash flows of the pooled assets and performance characteristics (Level 3).

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

▪	Long-term borrowings – The fair value of our Senior Notes is based on quotes from multiple banks. (Level 2).

H&R Block Q2 FY2014 Form 10-Q	17

▪	Contingent consideration payments – Fair value approximates the carrying amount (Level 3).
NOTE 9: INCOME TAXES
We file a consolidated federal income tax return in the United States with the Internal Revenue Service (IRS) and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and settled at either the exam level or through an appeal process.
In August 2013, we received written approval from the IRS Joint Committee on Taxation of the settlement of all issues related to the examination of our 2008 through 2010 federal income tax returns. The resulting reduction in uncertain tax benefits had an immaterial impact on our tax expense during the quarter. The Company’s U.S. federal consolidated tax returns for 2011 and 2012 are currently under examination.
We had gross unrecognized tax benefits of $129.8 million, $207.4 million and $146.4 million as of October 31, 2013 and 2012 and April 30, 2013, respectively. The gross unrecognized tax benefits decreased $16.6 million and increased $1.0 million during the six months ended October 31, 2013 and 2012, respectively. The decrease in unrecognized tax benefits during the second quarter ending October 31, 2013 is primarily due to the settlement with the IRS of tax years 2008-2010. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $23 million before October 31, 2014. The anticipated decrease is due to the expiration of statutes of limitations and anticipated settlements of state audit issues. This amount is included in accrued income taxes in our consolidated balance sheet. The remaining liability for uncertain tax positions is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
Consistent with prior years, our operating loss for the six months ended October 31, 2013 is expected to be offset by income in later periods of our fiscal year due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur in our fiscal year. The amount of tax benefit recorded reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations. Certain discrete tax adjustments are also reflected in income tax expense for the periods presented.
Excluding discrete items, management’s estimate of the annualized effective tax rate for the six months ended October 31, 2013 and 2012 was 38.7% and 38.9%, respectively. Our effective tax rate for continuing operations, including the effects of discrete income tax items, was 40.6% and 37.6% for the six months ended October 31, 2013 and 2012, respectively. Due to losses in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. During the six months ended October 31, 2013, a net discrete tax benefit of $6.9 million was recorded compared to a net discrete tax expense of $4.2 million in the same period of the prior year.
NOTE 10: INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and expense:

(in 000s)
	Three months ended		Six months ended
	October 31,		October 31,
	2013	2012	2013	2012
Interest income:
Mortgage loans, net	$3,631	$4,168	$7,173	$8,585
Loans to franchisees	2,384	2,391	4,673	4,746
AFS securities	2,513	1,753	4,854	3,392
Credit cards	635	—	1,863	—
Other	1,463	1,547	3,260	3,009
	$10,626	$9,859	$21,823	$19,732
Interest expense:
Borrowings	$13,801	$21,995	$27,604	$42,749
Deposits	513	1,395	1,156	2,718
	$14,314	$23,390	$28,760	$45,467

18	H&R Block Q2 FY2014 Form 10-Q

NOTE 11: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Six months ended October 31,	2013	2012
Balance, beginning of the period	$146,286	$141,080
Amounts deferred for new guarantees issued	1,840	1,383
Revenue recognized on previous deferrals	(46,977)	(45,555)
Balance, end of the period	$101,149	$96,908

In addition to amounts accrued for our POM program, we had accrued $16.7 million, $14.7 million and $18.0 million as of October 31, 2013 and 2012 and April 30, 2013, respectively, related to estimated losses under our standard guarantee which is included with our standard tax preparation services. The current portion of this liability is included in accounts payable, accrued expenses and other current liabilities and the long-term portion is included in other noncurrent liabilities in the consolidated balance sheets.
We have accrued estimated contingent consideration payments totaling $12.5 million, $10.3 million and $11.3 million as of October 31, 2013 and 2012 and April 30, 2013, respectively, related to acquisitions, with the short-term amount recorded in accounts payable, accrued expenses and deposits and the long-term portion included in other noncurrent liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ materially from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchisees requesting revolving lines of credit. Our total obligation under these lines of credit was $91.6 million at October 31, 2013, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $38.6 million.
We have contractual commitments to fund our credit card customers on their approved revolving lines of credit. Our total obligation under the credit card agreements was $23.7 million at October 31, 2013, and net of amounts outstanding, our remaining commitment to fund totaled $3.7 million.
We maintain compensating balances with certain financial institutions that are creditors in our $1.5 billion unsecured committed line of credit governed by a Credit and Guarantee Agreement (2012 CLOC), which are not legally restricted as to withdrawal. These balances totaled $60.4 million as of October 31, 2013.
We may enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Typically, these indemnifications do not provide a stated maximum exposure and the terms of the indemnities may vary, in many cases limited only by the applicable statute of limitations. Accruals for these obligations have been established when appropriate. Historically, payments made under these types of contractual arrangements have not been material. See note 12 and note 13 to the consolidated financial statements for additional discussion regarding guarantees and indemnifications.
We evaluated our financial interests in variable interest entities (VIEs) as of October 31, 2013 and determined that there have been no significant changes related to those financial interests.
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

H&R Block Q2 FY2014 Form 10-Q	19

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
In addition to litigation matters, we are also subject to other claims and regulatory loss contingencies arising out of our business activities, including as described below.
We accrue liabilities for litigation, other claims and regulatory loss contingencies and any related settlements (such litigation, claims, contingencies and settlements are sometimes referred to, individually, as a "matter" and, collectively, as "matters") when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been accrued for a number of the matters noted below. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range.
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated at October 31, 2013. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of October 31, 2013 and 2012 and April 30, 2013, we accrued liabilities of $20.6 million, $20.8 million and $11.9 million, respectively.
For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. For those matters, and for matters where a liability has been accrued, as of October 31, 2013, we estimate the aggregate range of reasonably possible loss in excess of amounts accrued to be approximately $0 to $33 million, of which 21% relates to our discontinued operations. This estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure.
For other matters, we are not currently able to estimate the reasonably possible loss or range of loss. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the reasonably possible loss or range of loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by the court on motions or appeals, analysis by experts, and the progress of settlement negotiations. On a quarterly and annual basis, we review relevant information with respect to litigation and related contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews.
In the event of unfavorable outcomes in these matters, including certain of the lawsuits and claims described below, the amounts that may be required to be paid to discharge or settle them could be substantial and could have a material adverse impact on our consolidated financial position, results of operations and cash flows. Certain of these matters are described in more detail below.
LITIGATION AND OTHER CLAIMS, INCLUDING INDEMNIFICATION CLAIMS, PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC and the Company have been, remain, or may in the future be subject to

20	H&R Block Q2 FY2014 Form 10-Q

regulatory loss contingencies, claims, including indemnification claims, and lawsuits pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. These contingencies, claims and lawsuits include actions by regulators, third parties seeking indemnification, including depositors and underwriters, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these contingencies, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, fraud and other common law torts, rights to indemnification and violations of securities laws, the Truth in Lending Act (TILA), Equal Credit Opportunity Act and the Fair Housing Act. Given the impact of the financial crisis on the non-prime mortgage environment, the aggregate volume of these matters is substantial although it is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters, including certain of the lawsuits and claims described below, it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters, some of which are beyond the Company's control, and the indeterminate damages sought in some of these matters.
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
On October 15, 2010, the Federal Home Loan Bank of Chicago (FHLB-Chicago) filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC-related entities, H&R Block, Inc. and other entities, arising out of FHLB-Chicago’s purchase of residential mortgage-backed securities (RMBSs). The plaintiff seeks rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities collateralized by loans originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $38 million remains outstanding. The plaintiff agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, filed motions to dismiss, which the court denied. Defendants moved for leave to appeal and the circuit court denied the motion. We have not concluded that a loss related to this matter is probable nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
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

H&R Block Q2 FY2014 Form 10-Q	21

certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and representations given as to the loans' compliance with its underwriting standards and the value of underlying real estate. SCC filed a motion to dismiss. Plaintiff thereafter filed an amended complaint. SCC filed a motion to dismiss the amended complaint, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
On September 28, 2012, a second lawsuit was filed by Homeward in the District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). Plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. Plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. SCC filed a motion to dismiss. Plaintiff thereafter filed an amended complaint. SCC filed a motion to dismiss the amended complaint, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
On April 5, 2013, a third lawsuit was filed by Homeward in the District Court for the Southern District of New York against SCC. The suit, styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 13-cv-2107), was filed as a related matter to the second Homeward suit mentioned above. In this third lawsuit, Plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2007-4 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with alleged losses incurred as a result of the breach of representations and warranties relating to 159 loans sold to the trust. Plaintiff seeks specific performance of repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. SCC filed a motion to dismiss. Plaintiff thereafter filed an amended complaint. SCC filed a motion to dismiss the amended complaint, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities law and common law fraud, based on alleged materially inaccurate or misleading disclosures. Based on information currently available to SCC, it believes that the 17 lawsuits in which SCC received notice of a claim for indemnification of losses and expenses involve original investments of approximately $14 billion. The outstanding principal amount of these investments is approximately $4 billion. Because SCC is not party to these lawsuits (with the exception of the Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation case discussed above) and does not have control of this litigation, SCC does not have precise information about the amount of damages or other remedies being asserted or the defenses to the claims in such lawsuits. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification from underwriters or depositors with respect to existing or new lawsuits. We have not concluded that a loss related to any of these indemnification claims is probable, nor have we accrued a liability related to any of these claims. Certain of the notices received included, and future notices may include, a reservation of rights that encompasses a right of contribution which may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We believe SCC has meritorious defenses to these indemnification claims and intends to defend them vigorously, but there can be no assurance as to their outcome or their impact. In the event of unfavorable outcomes on these claims, the amount required to discharge or settle them could be substantial and could have a material adverse effect.
On April 3, 2012, the Nevada Attorney General issued a subpoena to SCC indicating it was conducting an investigation concerning “the alleged commission of a practice declared to be unlawful under the Nevada Deceptive

22	H&R Block Q2 FY2014 Form 10-Q

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
RAL AND RAC LITIGATION – A series of putative class action lawsuits were filed against us in various federal courts beginning on November 17, 2011 concerning the refund anticipation loan (RAL) and refund anticipation check (RAC) products. The plaintiffs generally allege we engaged in unfair, deceptive or fraudulent acts in violation of various state consumer protection laws by facilitating RALs that were accompanied by allegedly inaccurate TILA disclosures, and by offering RACs without any TILA disclosures. Certain plaintiffs also allege violation of disclosure requirements of various state statutes expressly governing RALs and provisions of those statutes prohibiting tax preparers from charging or retaining certain fees. Collectively, the plaintiffs seek to represent clients who purchased RAL or RAC products in up to forty-two states and the District of Columbia during timeframes ranging from 2007 to the present. The plaintiffs seek equitable relief, disgorgement of profits, compensatory and statutory damages, restitution, civil penalties, attorneys' fees and costs. These cases were consolidated by the Judicial Panel on Multidistrict Litigation into a single proceeding in the United States District Court for the Northern District of Illinois for coordinated pretrial proceedings, styled IN RE: H&R Block Refund Anticipation Loan Litigation (MDL No. 2373/No: 1:12-CV-02973-JBG ). We filed a motion to compel arbitration, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to the claims in these cases and intend to defend the cases vigorously, but there can be no assurances as to the outcome of these cases or their impact on our consolidated financial position, results of operations and cash flows.
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
On April 19, 2012, a putative class action lawsuit was filed against us in the United States District Court for the Western District of Missouri styled Ronald Perras v. H&R Block, Inc., et al. (Case No. 4:12-cv-00450-DGK) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all persons nationwide (excluding citizens of Missouri) who were charged the compliance fee, and asserts claims of violation of various state consumer laws, money had and received, and unjust enrichment. Plaintiff filed a motion for class certification in September 2013. The court subsequently granted our motion to compel arbitration of the 2011 claims and stayed all proceedings with respect to the 2011 claims. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter. We believe we have meritorious

H&R Block Q2 FY2014 Form 10-Q	23

defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to the outcome of the case or its impact on our consolidated financial position, results of operations and cash flows.
FORM 8863 LITIGATION - A series of putative class action lawsuits were filed against us in various federal courts and one state court beginning on March 13, 2013 (including, by way of example, Danielle Pooley v. H&R Block, Inc., No. 1:13-cv-01549-JBS-KMW (D.N.J. Mar. 13, 2013); Arthur Green and Amy Hamilton v. H&R Block, Inc., et al., No. 4:13-cv-11206 (E.D. Mich. Mar. 19, 2013); Juan Ortega v. H&R Block, Inc., et al., No. 2:13-cv-02023-MMM-RZ (C.D. Cal. Mar. 20, 2013); and Nikki R. Nevill v. H&R Block, Inc., et al., No. 1316-CV07264 (Jackson Cnty., Mo. Cir. Ct. Mar. 21, 2013)). Taken together, the plaintiffs in these actions purport to represent certain clients nationwide who filed Form 8863 during tax season 2013 through an H&R Block office or using H&R Block At Home® online tax services or tax preparation software, and allege breach of contract, negligence and violation of state consumer laws in connection with transmission of the form. The plaintiffs seek damages, pre-judgment interest, attorneys' fees and costs. We filed motions to compel arbitration in certain of the cases. In August 2013, the plaintiff in the state court action voluntarily dismissed her case without prejudice. On October 10, 2013, the Judicial Panel on Multidistrict Litigation granted our petition to consolidate the federal lawsuits for coordinated pretrial proceedings in the United States District Court for the Western District of Missouri in a proceeding styled IN RE: H&R BLOCK IRS FORM 8863 LITIGATION (MDL No. 2474/Case No. 4:13-MD-02474-FJG). We have not concluded that a loss related to these lawsuits is probable, nor have we accrued a liability related to these lawsuits. We believe we have meritorious defenses to the claims in these cases and intend to defend the cases vigorously, but there can be no assurances as to the outcome of these cases or their impact on our consolidated financial position, results of operations and cash flows.
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
LITIGATION AND CLAIMS PERTAINING TO THE DISCONTINUED OPERATIONS OF RSM MCGLADREY – On April 17, 2009, a shareholder derivative complaint was filed by Brian Menezes, derivatively and on behalf of nominal defendant International Textile Group, Inc. against McGladrey Capital Markets LLC (MCM) and others in the Court of Common Pleas, Greenville County, South Carolina (C.A. No. 2009-CP-23-3346) styled Brian P. Menezes, Derivatively on Behalf of Nominal Defendant, International Textile Group, Inc. (f/k/a Safety Components International, Inc.) v. McGladrey Capital Markets, LLC (f/k/a RSM EquiCo Capital Markets, LLC), et al. Plaintiffs filed an amended complaint in October 2011 styled In re International Textile Group Merger Litigation, adding a putative class action claim. Plaintiffs allege claims of aiding and abetting, civil conspiracy, gross negligence and breach of fiduciary duty against MCM in connection with a fairness opinion MCM provided to the Special Committee of Safety Components International, Inc. (SCI) in 2006 regarding the merger between International Textile Group, Inc. and SCI. Plaintiffs seek actual and punitive damages, pre-judgment interest, attorneys' fees and costs. On February 8, 2012, the court dismissed plaintiffs' civil conspiracy claim against all defendants. A class was certified on the remaining claims on November 20, 2012. The court granted summary judgment in favor of MCM on June 3, 2013 on the breach of fiduciary duty claim. To avoid the cost and inherent risk associated with litigation, the parties signed a memorandum of understanding to resolve the case, which is subject to approval by the court. A portion of our loss contingency accrual is related to this lawsuit for the amount of loss that we consider probable and reasonably estimable. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
In connection with the sale of RSM and MCM, we indemnified the buyers against certain litigation matters. The indemnities are not subject to a stated term or limit. A portion of our accrual is related to these indemnity obligations.

24	H&R Block Q2 FY2014 Form 10-Q

OTHER – We are from time to time a party to claims, lawsuits, investigations, loss contingencies and related settlements not discussed herein arising out of our business operations. These matters may include actions by state attorneys general, other state regulators, federal regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated. We believe we have meritorious defenses to each of these matters, and we are defending or intend to defend them vigorously. The amounts claimed in these matters are substantial in some instances; however, the ultimate liability with respect to such matters is difficult to predict. In the event of an unfavorable outcome, the amounts we may be required to pay to discharge liabilities or settle them could have a material adverse impact on our consolidated financial position, results of operations and cash flows.
We are also a party to claims and lawsuits that we consider to be ordinary, routine litigation incidental to our business, including, but not limited to, claims and lawsuits concerning the preparation of customers' income tax returns, the fees charged customers for various services and products, relationships with franchisees, intellectual property disputes, marketing and other competitor disputes, employment matters and contract disputes. While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay to discharge or settle these other matters will not have a material adverse impact on our consolidated financial position, results of operations and cash flows.
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
Representation and warranty claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan's compliance with the underwriting standards established by SCC at origination and borrower fraud for loans originated in calendar years 2006 and 2007. SCC has received $2.1 billion in claims since May 1, 2008, of which $190 million were received in fiscal year 2013 and $1.1 billion in fiscal year 2012. SCC received new claims totaling $69.1 million during the six months ended October 31, 2013, all of which were initiated by parties with whom SCC has tolling agreements. These tolling agreements toll the running of any applicable statute of limitations related to potential lawsuits regarding representation and warranty claims and other claims against SCC. Claims totaling approximately $0.7 million remained subject to review as of October 31, 2013, of which, approximately $0.2 million represent a reassertion of previously denied claims.
SETTLEMENT ACTIONS - SCC has entered into tolling agreements with the counterparties that initiated all of the new claims received by SCC during the six months ended October 31, 2013. Beginning in the fourth quarter of fiscal year 2013 and continuing into the second quarter of fiscal year 2014, SCC has been engaged in discussions with these counterparties regarding the bulk settlement of previously denied and potential future claims. Based on settlement discussions with these counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the representation and warranty and other claims that are the

H&R Block Q2 FY2014 Form 10-Q	25

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
LIABILITY FOR ESTIMATED CONTINGENT LOSSES - SCC records a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subjective, subject to a high degree of management judgment, and estimates may vary significantly period to period. SCC's loss estimate as of October 31, 2013 considers the experience gained through discussions with counterparties, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, the potential pro-rata realization of the claims as compared to all similar claims and other relevant facts and circumstances when developing its estimate of probable loss. The estimate is based on the best information currently available, significant management judgment, and a number of factors, including developments in case law and those factors mentioned above, that are subject to change. Changes in any one of these factors could significantly impact the estimate.
The liability is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Six months ended October 31,	2013	2012
Balance, beginning of the period	$158,765	$130,018
Provisions	—	—
Payments	—	(753)
Balance, end of the period	$158,765	$129,265

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
ESTIMATED RANGE OF POSSIBLE LOSS - SCC believes it is reasonably possible that future representation and warranty losses may vary from amounts recorded for these exposures. SCC currently estimates that the range of reasonably possible loss could be up to $40 million in excess of amounts accrued. This estimated range is based on currently available information, significant judgment and a number of assumptions that are subject to change. The actual loss that may be incurred could be more or less than our accrual or the estimate of reasonably possible losses.
INDEMNIFICATION OBLIGATIONS - As described more fully in note 12, losses may also be incurred with respect to various indemnification claims by underwriters and depositors in securitization transactions in which SCC participated. Losses from these indemnification claims are frequently not subject to a stated term or limit. We have not concluded that a loss related to any of these indemnification claims is probable, have not accrued a liability for these claims and are not able to estimate a reasonably possible loss or range of loss for these claims. Accordingly, neither the accrued liability described above totaling $158.8 million, nor the estimated range of reasonably possible losses described above of up to approximately $40 million, includes any possible losses which may arise from these indemnification claims. There can be no assurances as to the outcome or impact of these indemnification claims. In the event of unfavorable outcomes on these claims, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

26	H&R Block Q2 FY2014 Form 10-Q

NOTE 14: DISCONTINUED OPERATIONS
Discontinued operations consist of our former Business Services segment and SCC. We sold or ceased to operate all businesses within our former Business Services segment in fiscal year 2012. SCC exited its mortgage business in fiscal year 2008.
Results of our discontinued operations are as follows:

(in 000s)
	Three months ended		Six months ended
	October 31,		October 31,
	2013	2012	2013	2012
Revenues	$—	$—	$—	$—
Pretax income (loss) from operations:
RSM and related businesses	$(608)	$(221)	$(1,836)	$307
Mortgage	(2,538)	(6,411)	(4,436)	(9,874)
	(3,146)	(6,632)	(6,272)	(9,567)
Income tax benefit	(1,218)	(2,588)	(2,427)	(3,732)
Net loss from discontinued operations	$(1,928)	$(4,044)	$(3,845)	$(5,835)

H&R Block Q2 FY2014 Form 10-Q	27

NOTE 15: REGULATORY CAPITAL REQUIREMENTS
The following table sets forth HRB Bank's regulatory capital requirements calculated in its Call Report, as filed with the Federal Financial Institutions Examination Council (FFIEC):

(dollars in 000s)
	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of September 30, 2013:
Total risk-based capital ratio (1)	$506,449	140.0%	$28,950	8.0%		$36,188	10.0%
Tier 1 risk-based capital ratio (2)	501,720	138.6%	N/A	N/A		21,713	6.0%
Tier 1 capital ratio (leverage) (3)	501,720	40.4%	148,869	12.0%	(5)	62,029	5.0%
Tangible equity ratio (4)	501,720	40.4%	18,609	1.5%		N/A	N/A
As of September 30, 2012:
Total risk-based capital ratio (1)	$462,454	128.2%	$28,868	8.0%		$36,085	10.0%
Tier 1 risk-based capital ratio (2)	457,760	126.9%	N/A	N/A		21,651	6.0%
Tier 1 capital ratio (leverage) (3)	457,760	36.8%	49,696	12.0%	(5)	62,120	5.0%
Tangible equity ratio (4)	457,760	36.8%	18,636	1.5%		N/A	N/A
As of March 31, 2013:
Total risk-based capital ratio (1)	$506,734	131.6%	$30,806	8.0%		$38,508	10.0%
Tier 1 risk-based capital ratio (2)	501,731	130.3%	N/A	N/A		23,105	6.0%
Tier 1 capital ratio (leverage) (3)	501,731	25.5%	236,315	12.0%	(5)	98,464	5.0%
Tangible equity ratio (4)	501,731	25.5%	29,539	1.5%		N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.

(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.

(3)	Tier 1 (core) capital divided by adjusted total assets.

(4)	Tangible capital divided by tangible assets.

(5)	Effective April 5, 2012, the minimum capital requirement was changed to 4% by the OCC, although HRB Bank plans to maintain a minimum of 12.0% leverage capital at the end of each calendar quarter.
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table above. As of October 31, 2013, HRB Bank’s leverage ratio was 41.6%.
NOTE 16: SEGMENT INFORMATION
Results of our continuing operations by reportable segment are as follows:

(in 000s)
	Three months ended		Six months ended
	October 31,		October 31,
	2013	2012	2013	2012
REVENUES :
Tax Services	$128,040	$129,819	$249,731	$220,072
Corporate and eliminations	6,300	7,444	11,804	13,680
	$134,340	$137,263	$261,535	$233,752
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES :
Tax Services	$(159,314)	$(130,109)	$(303,708)	$(271,014)
Corporate and eliminations	(20,048)	(32,179)	(60,148)	(60,543)
	$(179,362)	$(162,288)	$(363,856)	$(331,557)

28	H&R Block Q2 FY2014 Form 10-Q

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended October 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$21,170	$113,204	$(34)	$134,340
Cost of revenues	—	26,932	193,966	(34)	220,864
Selling, general and administrative	—	1,369	92,723	—	94,092
Total expenses	—	28,301	286,689	(34)	314,956
Operating loss	—	(7,131)	(173,485)	—	(180,616)
Other income (expense), net	(179,362)	1,662	(408)	179,362	1,254
Loss from continuing operations before tax benefit	(179,362)	(5,469)	(173,893)	179,362	(179,362)
Income tax benefit	(76,347)	(2,203)	(74,144)	76,347	(76,347)
Net loss from continuing operations	(103,015)	(3,266)	(99,749)	103,015	(103,015)
Net loss from discontinued operations	(1,928)	(1,553)	(375)	1,928	(1,928)
Net loss	(104,943)	(4,819)	(100,124)	104,943	(104,943)
Other comprehensive income	1,720	1,108	612	(1,720)	1,720
Comprehensive loss	$(103,223)	$(3,711)	$(99,512)	$103,223	$(103,223)

Three months ended October 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$17,986	$119,299	$(22)	$137,263
Cost of revenues	—	33,871	178,162	(22)	212,011
Selling, general and administrative	—	7,321	83,006	—	90,327
Total expenses	—	41,192	261,168	(22)	302,338
Operating loss	—	(23,206)	(141,869)	—	(165,075)
Other income (expense), net	(162,288)	1,186	1,601	162,288	2,787
Loss from continuing operations before tax benefit	(162,288)	(22,020)	(140,268)	162,288	(162,288)
Income tax benefit	(61,089)	(6,703)	(54,386)	61,089	(61,089)
Net loss from continuing operations	(101,199)	(15,317)	(85,882)	101,199	(101,199)
Net loss from discontinued operations	(4,044)	(3,909)	(135)	4,044	(4,044)
Net loss	(105,243)	(19,226)	(86,017)	105,243	(105,243)
Other comprehensive income	1,335	119	1,216	(1,335)	1,335
Comprehensive loss	$(103,908)	$(19,107)	$(84,801)	$103,908	$(103,908)

H&R Block Q2 FY2014 Form 10-Q	29

Six months ended October 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$48,385	$213,340	$(190)	$261,535
Cost of revenues	—	66,291	364,816	(190)	430,917
Selling, general and administrative	—	15,407	175,382	—	190,789
Total expenses	—	81,698	540,198	(190)	621,706
Operating loss	—	(33,313)	(326,858)	—	(360,171)
Other income (expense), net	(363,856)	1,706	(5,391)	363,856	(3,685)
Loss from continuing operations before tax benefit	(363,856)	(31,607)	(332,249)	363,856	(363,856)
Income tax benefit	(147,571)	(11,601)	(135,970)	147,571	(147,571)
Net loss from continuing operations	(216,285)	(20,006)	(196,279)	216,285	(216,285)
Net loss from discontinued operations	(3,845)	(2,716)	(1,129)	3,845	(3,845)
Net loss	(220,130)	(22,722)	(197,408)	220,130	(220,130)
Other comprehensive loss	(9,087)	(6,616)	(2,471)	9,087	(9,087)
Comprehensive loss	$(229,217)	$(29,338)	$(199,879)	$229,217	$(229,217)

Six months ended October 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$39,915	$193,915	$(78)	$233,752
Cost of revenues	—	68,813	336,700	(78)	405,435
Selling, general and administrative	—	14,961	150,844	—	165,805
Total expenses	—	83,774	487,544	(78)	571,240
Operating loss	—	(43,859)	(293,629)	—	(337,488)
Other income (expense), net	(331,557)	2,510	3,421	331,557	5,931
Loss from continuing operations before tax benefit	(331,557)	(41,349)	(290,208)	331,557	(331,557)
Income tax benefit	(124,708)	(14,958)	(109,750)	124,708	(124,708)
Net loss from continuing operations	(206,849)	(26,391)	(180,458)	206,849	(206,849)
Net income (loss) from discontinued operations	(5,835)	(6,020)	185	5,835	(5,835)
Net loss	(212,684)	(32,411)	(180,273)	212,684	(212,684)
Other comprehensive income (loss)	(3,460)	254	(3,714)	3,460	(3,460)
Comprehensive loss	$(216,144)	$(32,157)	$(183,987)	$216,144	$(216,144)

30	H&R Block Q2 FY2014 Form 10-Q

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of October 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$389,915	$401,303	$(446)	$790,772
Cash & cash equivalents — restricted	—	6,795	40,726	—	47,521
Receivables, net	—	99,867	31,834	—	131,701
Mortgage loans held for investment, net	—	295,907	—	—	295,907
Intangible assets and goodwill, net	—	—	739,025	—	739,025
Investments in subsidiaries	3,114,988	—	1,336	(3,114,988)	1,336
Amounts due from affiliates	—	397,526	2,167,944	(2,565,470)	—
Other assets	8,512	616,434	643,305	—	1,268,251
Total assets	$3,123,500	$1,806,444	$4,025,473	$(5,680,904)	$3,274,513

Customer deposits	$—	$655,575	$—	$(446)	$655,129
Long-term debt	—	897,236	9,345	—	906,581
Other liabilities	581	226,671	530,576	—	757,828
Amounts due to affiliates	2,167,944	—	397,526	(2,565,470)	—
Stockholders’ equity	954,975	26,962	3,088,026	(3,114,988)	954,975
Total liabilities and stockholders’ equity	$3,123,500	$1,806,444	$4,025,473	$(5,680,904)	$3,274,513

As of October 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$491,772	$769,995	$(866)	$1,260,901
Cash & cash equivalents — restricted	—	696	37,971	—	38,667
Receivables, net	—	98,007	26,504	—	124,511
Mortgage loans held for investment, net	—	370,850	—	—	370,850
Intangible assets and goodwill, net	—	—	709,685	—	709,685
Investments in subsidiaries	2,906,582	641	19	(2,906,582)	660
Amounts due from affiliates (1)	50	689,702	2,222,748	(2,912,500)	—
Other assets	9,357	611,904	770,195	—	1,391,456
Total assets	$2,915,989	$2,263,572	$4,537,117	$(5,819,948)	$3,896,730

Customer deposits	$—	$790,972	$—	$(866)	$790,106
Long-term debt	—	1,496,695	10,108	—	1,506,803
Other liabilities	308	284,042	622,538	—	906,888
Amounts due to affiliates (1)	2,222,748	—	689,752	(2,912,500)	—
Stockholders’ equity	692,933	(308,137)	3,214,719	(2,906,582)	692,933
Total liabilities and stockholders’ equity	$2,915,989	$2,263,572	$4,537,117	$(5,819,948)	$3,896,730

(1)
Amounts have been restated to conform to the current period presentation, including the presentation of income tax receivables settled with affiliates and the presentation of intercompany receivables and payables gross, rather than net.

H&R Block Q2 FY2014 Form 10-Q	31

As of April 30, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$558,110	$1,192,197	$(2,723)	$1,747,584
Cash & cash equivalents — restricted	—	75,096	42,741	—	117,837
Receivables, net	769	99,844	106,222	—	206,835
Mortgage loans held for investment, net	—	338,789	—	—	338,789
Intangible assets and goodwill, net	—	—	719,221	—	719,221
Investments in subsidiaries	3,444,442	473	—	(3,444,442)	473
Amounts due from affiliates	—	410,590	2,189,625	(2,600,215)	—
Other assets	8,390	645,166	753,484	—	1,407,040
Total assets	$3,453,601	$2,128,068	$5,003,490	$(6,047,380)	$4,537,779

Customer deposits	$—	$939,187	$—	$(2,723)	$936,464
Long-term debt	—	896,978	9,702	—	906,680
Other liabilities	429	245,862	1,184,797	—	1,431,088
Amounts due to affiliates	2,189,625	—	410,590	(2,600,215)	—
Stockholders’ equity	1,263,547	46,041	3,398,401	(3,444,442)	1,263,547
Total liabilities and stockholders’ equity	$3,453,601	$2,128,068	$5,003,490	$(6,047,380)	$4,537,779

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Six months ended October 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$799	$46,969	$(540,141)	$—	$(492,373)
Cash flows from investing:
Purchases of AFS securities	—	(45,158)	—	—	(45,158)
Maturities and payments received on AFS securities	—	55,615	—	—	55,615
Mortgage loans held for investment, net	—	24,340	—	—	24,340
Purchases of property & equipment	—	(57)	(86,869)	—	(86,926)
Payments for business acquisitions, net	—	—	(20,927)	—	(20,927)
Loans made to franchisees	—	(22,114)	—	—	(22,114)
Repayments from franchisees	—	15,883	—	—	15,883
Intercompany advances (payments)	89,318	—	—	(89,318)	—
Other, net	—	11,368	3,887	—	15,255
Net cash provided by (used in) investing activities	89,318	39,877	(103,909)	(89,318)	(64,032)
Cash flows from financing:
Customer banking deposits, net	—	(278,077)	—	2,277	(275,800)
Dividends paid	(109,324)	—	—	—	(109,324)
Repurchase of common stock	(5,329)	—	—	—	(5,329)
Proceeds from stock options	24,536	—	—	—	24,536
Intercompany advances (payments)	—	23,036	(112,354)	89,318	—
Other, net	—	—	(26,619)	—	(26,619)
Net cash used in financing activities	(90,117)	(255,041)	(138,973)	91,595	(392,536)
Effects of exchange rates on cash	—	—	(7,871)	—	(7,871)
Net decrease in cash	—	(168,195)	(790,894)	2,277	(956,812)
Cash – beginning of the period	—	558,110	1,192,197	(2,723)	1,747,584
Cash – end of the period	$—	$389,915	$401,303	$(446)	$790,772

32	H&R Block Q2 FY2014 Form 10-Q

Six months ended October 31, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$(367)	$2,026	$(568,695)	$—	$(567,036)
Cash flows from investing:
Purchases of AFS securities	—	(67,474)	—	—	(67,474)
Maturities and payments received on AFS securities	—	53,064	34	—	53,098
Mortgage loans held for investment, net	—	23,608	—	—	23,608
Purchases of property & equipment	—	(912)	(59,808)	—	(60,720)
Payments for business acquisitions, net	—	—	(10,442)	—	(10,442)
Loans made to franchisees	—	(20,670)	—	—	(20,670)
Repayments from franchisees	—	8,303	—	—	8,303
Net intercompany advances	447,426	—	—	(447,426)	—
Other, net	—	5,023	5,195	—	10,218
Net cash provided by (used in) investing activities	447,426	942	(65,021)	(447,426)	(64,079)
Cash flows from financing:
Repayments of other borrowings	—	—	(30,831)	—	(30,831)
Proceeds from long-term debt	—	497,185	—	—	497,185
Customer banking deposits, net	—	(37,890)	—	(23)	(37,913)
Dividends paid	(108,428)	—	—	—	(108,428)
Repurchase of common stock	(339,919)	—	—	—	(339,919)
Proceeds from stock options	1,288	—	—	—	1,288
Net intercompany advances	—	(475,147)	27,721	447,426	—
Other, net	—	(10,491)	(22,513)	—	(33,004)
Net cash used in financing activities	(447,059)	(26,343)	(25,623)	447,403	(51,622)
Effects of exchange rates on cash	—	—	(696)	—	(696)
Net decrease in cash	—	(23,375)	(660,035)	(23)	(683,433)
Cash – beginning of the period	—	515,147	1,430,030	(843)	1,944,334
Cash – end of the period	$—	$491,772	$769,995	$(866)	$1,260,901

H&R Block Q2 FY2014 Form 10-Q	33

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide tax preparation and retail banking services. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or virtually via the internet) or prepared and filed by our clients through H&R Block tax software, either online or using our software or mobile applications.
RECENT DEVELOPMENTS
In October 2013, the IRS announced a delay of approximately one to two weeks to the start of the 2014 filing season to allow adequate time to program and test tax processing systems following the U.S. government closure. This delay could result in an industry-wide delay to tax season filing patterns, additional expenses incurred and deferral of fiscal third quarter return volumes and revenues to our fiscal fourth quarter.
In July 2013, HRB Bank and Block Financial entered into the P&A Agreement with Republic Bank subject to various closing conditions, including finalization of of various operating agreements and receipt of certain required approvals (P&A Transaction). Prior to entering into the P&A Agreement, Republic Bank, which currently operates under a state bank charter and is regulated primarily by the FDIC, filed an application with the OCC for approval to convert to a national banking association. Approval and completion of this conversion were conditions to closing the P&A Transaction.
In October 2013, Republic Bank informed us that it had withdrawn its application for the conversion and its application for approval of the P&A Transaction, which was contingent upon the approval of the conversion. As a result, HRB Bank and Block Financial provided notice to Republic Bank of termination of the P&A Agreement.
We plan to continue offering financial services and products to our clients through HRB Bank during the 2014 tax season. We continue to explore alternatives for delivering financial products and services to our customers while ceasing to be regulated as a savings and loan holding company; however, we cannot predict the timing or the likelihood of ceasing to be regulated as an SLHC.
RESULTS OF OPERATIONS
OVERVIEW - A summary of our consolidated results is as follows:

Consolidated Results of Operations Data		(in 000s, except per share amounts)
	Three months ended		Six months ended
	October 31,		October 31,
	2013	2012	2013	2012
REVENUES:
Tax Services	$128,040	$129,819	$249,731	$220,072
Corporate and eliminations	6,300	7,444	11,804	13,680
	$134,340	$137,263	$261,535	$233,752
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES:
Tax Services	$(159,314)	$(130,109)	$(303,708)	$(271,014)
Corporate and eliminations	(20,048)	(32,179)	(60,148)	(60,543)
	(179,362)	(162,288)	(363,856)	(331,557)
Income tax benefit	(76,347)	(61,089)	(147,571)	(124,708)
Net loss from continuing operations	(103,015)	(101,199)	(216,285)	(206,849)
Net loss from discontinued operations	(1,928)	(4,044)	(3,845)	(5,835)
NET LOSS	$(104,943)	$(105,243)	$(220,130)	$(212,684)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.38)	$(0.37)	$(0.79)	$(0.76)
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.02)
Consolidated	$(0.39)	$(0.39)	$(0.80)	$(0.78)

EBITDA FROM CONTINUING OPERATIONS (1)	$(138,380)	$(116,845)	$(285,554)	$(243,486)
EBITDA FROM CONTINUING OPERATIONS - ADJUSTED (1)	(142,018)	(117,024)	(280,690)	(246,238)

(1)	See “Non-GAAP Financial Information” at the end of this item for a reconciliation of non-GAAP measures.

34	H&R Block Q2 FY2014 Form 10-Q

TAX SERVICES
This segment consists of our income tax preparation offerings - assisted, online, software and mobile applications, including tax operations primarily in the U.S. and its territories, Canada, and Australia. This segment also includes the activities of HRB Bank that primarily support the tax network.

Tax Services – Financial Results			(dollars in 000s)
	Three months ended		Six months ended
	October 31,		October 31,
	2013	2012	2013	2012
Tax preparation fees:
U.S.	$29,011	$23,805	$51,037	$42,640
International	41,568	51,525	73,662	65,583
	70,579	75,330	124,699	108,223
Royalties	9,527	9,630	16,089	15,481
Fees from Emerald Card	9,999	8,281	24,610	20,337
Fees from Peace of Mind® guarantees	19,151	18,572	46,977	45,555
Other	18,784	18,006	37,356	30,476
Total revenues	128,040	129,819	249,731	220,072

Compensation and benefits:
Field wages	49,531	45,290	89,435	77,698
Other wages	35,665	34,592	70,400	68,959
Benefits and other compensation	22,178	18,765	38,115	33,539
	107,374	98,647	197,950	180,196
Occupancy and equipment	83,634	82,267	162,184	162,118
Marketing and advertising	12,566	11,386	19,583	18,838
Depreciation and amortization	26,632	23,393	49,434	43,864
Other	57,148	44,235	124,288	86,070
Total expenses	287,354	259,928	553,439	491,086
Pretax loss	$(159,314)	$(130,109)	$(303,708)	$(271,014)

Three months ended October 31, 2013 compared to October 31, 2012
Tax Services' revenues decreased $1.8 million, or 1.4%, from the prior year. U.S. tax preparation fees increased $5.2 million, or 21.9%, primarily due to an 11.9% increase in returns prepared, coupled with an increase in the average charge. International tax preparation fees decreased $10.0 million, or 19.3%, due primarily to a shift in revenues for our Australian tax operations from the second quarter to the first quarter of the current fiscal year.
Total expenses increased $27.4 million, or 10.6%, over the prior year. Total compensation and benefits increased $8.7 million due in part to variable wages resulting from an increase in tax returns prepared, coupled with higher payroll taxes and benefits. Depreciation and amortization expense increased $3.2 million, or 13.8%, due in part to tax office upgrades. Other expenses increased $12.9 million, or 29.2%, over the prior year partially due to higher litigation expenses of $4.5 million. We also recorded higher bad debt and processing expenses related to our credit card receivables.
The pretax loss for the current quarter totaled $159.3 million compared to $130.1 million in the prior year.
Six months ended October 31, 2013 compared to October 31, 2012
Tax Services' revenues increased $29.7 million, or 13.5%, compared to the prior year. U.S. tax preparation fees increased $8.4 million, or 19.7%, due to an 8.3% increase in returns prepared, coupled with an increase in the average charge. International tax preparation fees increased $8.1 million, or 12.3%, due primarily to the timing of revenues for our Australian tax operations, which we expect to substantially reverse by the end of our third fiscal quarter.

H&R Block Q2 FY2014 Form 10-Q	35

Emerald Card fees increased $4.3 million, or 21.0%, primarily due to higher transaction volumes on Emerald Card accounts.
Other revenue increased $6.9 million, or 22.6%, primarily due to interest income on credit card balances and available-for-sale securities.
Total expenses increased $62.4 million, or 12.7%, from the prior year. Total compensation and benefits increased $17.8 million primarily due to variable wages resulting from an increase in tax returns prepared for both our U.S. and Australian operations. We believe the increase in Australian tax return volumes is primarily timing in nature, and that related increases to variable wages will largely reverse by the end of our third fiscal quarter. Depreciation and amortization expense increased $5.6 million, or 12.7%, primarily due to tax office upgrades. Other expenses increased $38.2 million, or 44.4%, over the prior year due in part to higher litigation expenses of $9.8 million and foreign currency losses of $7.2 million. The increase in other expenses is also due to processing costs and loss provisions totaling $6.8 million associated with a pilot credit card program that was not offered in the prior period, and higher expenses of our Emerald Card offering totaling $5.6 million resulting primarily from increased transaction volume.
The pretax loss for the current year totaled $303.7 million compared to $271.0 million in the prior year.
CORPORATE, ELIMINATIONS AND INCOME TAXES ON CONTINUING OPERATIONS
Corporate operating results include net interest margin and gains or losses relating to mortgage loans, real estate owned and residual interests in securitizations, along with interest expense on borrowings, other corporate expenses and eliminations of intercompany activities.

Corporate – Operating Results				(in 000s)
	Three months ended		Six months ended
	October 31,		October 31,
	2013	2012	2013	2012
Interest income on mortgage loans held for investment	$3,631	$4,168	$7,173	$8,585
Other	2,669	3,276	4,631	5,095
Total revenues	6,300	7,444	11,804	13,680

Interest expense	13,399	21,903	26,823	42,571
Provision for loan losses	(379)	2,750	7,224	6,750
Other, net	13,328	14,970	37,905	24,902
Total expense	26,348	39,623	71,952	74,223
Pretax loss	$(20,048)	$(32,179)	$(60,148)	$(60,543)

Three months ended October 31, 2013 compared to October 31, 2012
Pretax results. Interest expense decreased $8.5 million, or 38.8%, due to lower interest rates on our Senior Notes issued in fiscal year 2013, and lower principal balances outstanding. Our provision for loan losses decreased $3.1 million from the prior year due to improvement in collateral values.
Income Taxes on Continuing Operations. Our effective tax rate for continuing operations was 42.6% and 37.6% for the three months ended October 31, 2013 and 2012, respectively. Due to losses in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. During the current quarter, a net discrete tax benefit of $7.1 million was recorded compared to a net discrete tax expense of $1.5 million in the same period of the prior year. This net difference in discrete tax expense was primarily due to differences in income tax reserves recorded of $19.6 million, partially offset by the write-off of a tax benefit previously recorded for a tax planning strategy of $9.2 million. The 5.0% increase in our tax rate was due to the changes in discrete tax items.
Six months ended October 31, 2013 compared to October 31, 2012
Pretax results. Interest expense decreased $15.7 million, or 37.0%, due to lower interest rates on our Senior Notes issued in fiscal year 2013, and lower principal balances outstanding. Our provision for loan losses increased $0.5

36	H&R Block Q2 FY2014 Form 10-Q

million, or 7.0%, from the prior year primarily as a result of a write-down to fair value of $2.9 million recorded in connection with the transfer of $7.6 million of mortgage loans from held for investment to held for sale, partially offset by declining loan balances and improvement in collateral values. Other expenses increased $13.0 million, or 52.2%, primarily due to higher insurance expenses and stock-based compensation.
Income Taxes on Continuing Operations. Excluding discrete items, management’s estimate of the annualized effective tax rate for the six months ended October 31, 2013 and 2012 was 38.7% and 38.9%, respectively. Our effective tax rate for continuing operations, including the effects of discrete income tax items, was 40.6% and 37.6% for the six months ended October 31, 2013 and 2012, respectively. Due to losses in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. During the six months ended October 31, 2013, a net discrete tax benefit of $6.9 million was recorded compared to a net discrete tax expense of $4.2 million in the same period of the prior year.
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
We received new claims totaling $69.1 million during the six months ended October 31, 2013, all of which were initiated by parties with whom we have tolling agreements. We had no payments for losses on representation and warranty claims during the six months ended October 31, 2013, while loss payments totaled $0.8 million for the six months ended October 31, 2012.
SCC has accrued a liability as of October 31, 2013 for estimated contingent losses arising from representation and warranty claims of $158.8 million. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors, including developments in case law and those factors mentioned above, that are subject to change. Changes in any one of these factors could significantly impact the estimate. It is reasonably possible that future representation and warranty losses may vary from the amounts recorded for these exposures. SCC currently estimates that the range of reasonably possible loss could be up to $40 million in excess of amounts accrued. This estimated range is based on currently available information, significant judgment and a number of assumptions that are subject to change. The actual loss that may be incurred could be more or less than our accrual or the estimate of reasonably possible losses. In the event of unfavorable outcomes on these claims, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our consolidated financial position, results of operations and cash flows.
FINANCIAL CONDITION
These comments should be read in conjunction with the consolidated balance sheets and consolidated statements of cash flows included in Part 1, Item 1.
CAPITAL RESOURCES AND LIQUIDITY - Our sources of capital and liquidity include cash from operations, cash from customer deposits, issuances of common stock and debt. We use capital primarily to fund working capital, service and repay our debt, pay dividends, repurchase shares of our common stock, and acquire businesses. Our operations are highly seasonal and therefore generally require the use of cash to fund operating losses from May through mid-January.
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our 2012 CLOC and the issuance of commercial paper, we believe that, in the absence of any unexpected developments, our existing sources of capital at October 31, 2013 are sufficient to meet our operating needs.

H&R Block Q2 FY2014 Form 10-Q	37

The following table summarizes our statements of cash flows for the six months ended October 31, 2013 and 2012. See Item 1 for the complete statements of cash flows.

	(in 000s)
Six months ended October 31,	2013	2012
Net cash provided by (used in):
Operating activities	$(492,373)	$(567,036)
Investing activities	(64,032)	(64,079)
Financing activities	(392,536)	(51,622)
Effects of exchange rates on cash	(7,871)	(696)
Net change in cash and cash equivalents	$(956,812)	$(683,433)

CASH FROM OPERATING ACTIVITIES - Cash used in operations decreased $74.7 million from the prior year period primarily due to a decline in restricted cash balances.
Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents - restricted totaled $47.5 million, $38.7 million and $117.8 million at October 31, 2013 and 2012 and April 30, 2013, respectively, and primarily consisted of cash held by HRB Bank as required for regulatory compliance, and cash held by our captive insurance subsidiary that will be used to pay claims.
CASH FROM INVESTING ACTIVITIES - Cash used in investing activities totaled $64.0 million for the six months ended October 31, 2013 compared to $64.1 million in the prior year period, primarily due to the following:
Available-for-Sale Securities. During the six months ended October 31, 2013, HRB Bank purchased $45.2 million in mortgage-backed securities for regulatory purposes, compared to $67.5 million in the prior year. Additionally, we received payments on AFS securities of $55.6 million in the current period compared to $53.1 million in the prior year.
Mortgage Loans Held for Investment. We received net proceeds of $24.3 million and $23.6 million on our mortgage loans held for investment during the six months ended October 31, 2013 and 2012, respectively.
Purchases of Property and Equipment. Total cash paid for property and equipment was $86.9 million and $60.7 million during the six months ended October 31, 2013 and 2012, respectively. The increase was primarily a result of upgrades to our tax offices.
Payments Made for Business Acquisitions. Net cash paid for acquired businesses was $20.9 million and $10.4 million during the six months ended October 31, 2013 and 2012, respectively.
Loans Made to Franchisees. Loans made to franchisees totaled $22.1 million and $20.7 million during the six months ended October 31, 2013 and 2012, respectively. We received payments from franchisees totaling $15.9 million and $8.3 million, respectively. These amounts include both the financing of sales of tax offices and short-term revolving loans made to franchisees to fund off-season operations.
CASH FROM FINANCING ACTIVITIES - Cash used in financing activities totaled $392.5 million for the six months ended October 31, 2013 compared to $51.6 million in the prior year period, and primarily relates to the following:
Long-Term Debt. We had no repayments of long-term debt during the six months ended October 31, 2013. During the six months ended October 31, 2012, we paid amounts totaling $30.8 million in connection with a previous acquisition.
In October 2012, we issued $500.0 million of 5.50% Senior Notes. The Senior Notes are due November 1, 2022, and are not redeemable by the bondholders prior to maturity.
Customer Banking Deposits. Changes in customer banking deposits resulted in a use of cash of $275.8 million and $37.9 million for the six months ended October 31, 2013 and 2012, respectively. The increase in cash used is due to deposit accounts being closed during the current year in anticipation of the contemplated transaction involving HRB Bank.
Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $109.3 million and $108.4 million for the six months ended October 31, 2013 and 2012, respectively. Although we have historically paid dividends and

38	H&R Block Q2 FY2014 Form 10-Q

currently plan to continue to do so, there can be no assurances that circumstances will not change that could affect our ability or decisions to pay dividends in the future.
Repurchase and Retirement of Common Stock. We had no open-market repurchases or retirements of our common stock during the six months ended October 31, 2013. During the six months ended October 31, 2012, we purchased and immediately retired 21.3 million shares of our common stock at a cost of $315.0 million. There was $857.5 million remaining under our current share repurchase authorization at October 31, 2013.
Although we have historically from time to time repurchased and retired common stock and our Board of Directors has approved an extension of our current share repurchase program, there can be no assurances that circumstances will not change that could affect our ability or decisions to repurchase and retire common stock in the future.
Issuances of Common Stock. Proceeds from the issuance of common stock in accordance with our stock-based compensation plans totaled $24.5 million and $1.3 million during the six months ended October 31, 2013 and 2012, respectively, due to an increase in the number of stock options exercised.
HRB BANK - As of October 31, 2013 and 2012 and April 30, 2013, HRB Bank had cash balances of $386.1 million, $490.6 million and $556.7 million, respectively. Dividends of this cash balance would be subject to regulatory approval.
ASSETS HELD BY FOREIGN SUBSIDIARIES - As of October 31, 2013 and 2012 and April 30, 2013, cash and cash equivalent balances of $220.0 million, $124.4 million and $273.1 million, respectively, were held by our foreign subsidiaries. As of October 31, 2013, our Canadian operations had approximately $157 million of U.S. dollar denominated borrowings due to various U.S. subsidiaries. These borrowings may be repaid in full or in part at any time. Non-borrowed funds would have to be repatriated to be available to fund domestic operations, and in certain circumstances this would trigger additional income taxes on those amounts. We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
BORROWINGS
The following table provides ratings for debt issued by Block Financial:

As of	October 31, 2013			April 30, 2013
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody’s	P-2	Baa2	Stable	P-2	Baa2	Negative
S&P	A-2	BBB	Negative	A-2	BBB	Negative
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

H&R Block Q2 FY2014 Form 10-Q	39

minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average total consolidated assets.
Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

▪	4.5% CET1 to risk-weighted assets

▪	6.0% Tier 1 capital to risk-weighted assets

▪	8.0% Total capital to risk-weighted assets
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. Deductions from CET1 include, among other items, goodwill and other intangibles and deferred tax assets, all net of associated deferred tax liabilities. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations, including our Holding Companies and HRB Bank, may make a one-time permanent election to continue to exclude these items. Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period. The implementation of the capital conservation buffer will begin on January 1, 2016 and will be phased in over a four-year period.
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
The following are descriptions of adjustments we make for our non-GAAP financial measures:

▪	We exclude from our non-GAAP financial measures litigation charges we incur and favorable reserve adjustments. This does not include legal defense costs.

▪	We exclude from our non-GAAP financial measures non-cash charges to adjust the carrying values of goodwill, intangible assets, other long-lived assets and investments to their estimated fair values.

▪	We exclude from our non-GAAP financial measures severance and other restructuring charges in connection with the termination of personnel, closure of offices and related costs.

40	H&R Block Q2 FY2014 Form 10-Q

▪	We exclude from our non-GAAP financial measures the gains and losses on business dispositions, including investment banking, legal and accounting fees.

▪	We exclude from our non-GAAP financial measures the gains and losses on extinguishment of debt.
We may consider whether other significant items that arise in the future should also be excluded from our non-GAAP financial measures.
We measure the performance of our business using a variety of metrics, including EBITDA, adjusted EBITDA and adjusted pretax income of continuing operations. We also use EBITDA and pretax income of continuing operations as performance metrics in incentive compensation calculations for our employees. Adjusted EBITDA and adjusted pretax income eliminate the impact of items that we do not consider indicative of our core operating performance and, we believe, provide meaningful information to assist in understanding our financial results, analyzing trends in our underlying business, and assessing our prospects for future performance.
The following is a reconciliation of EBITDA from continuing operations and adjusted EBITDA from continuing operations:

			(in 000s)
	Three months ended		Six months ended
	October 31,		October 31,
	2013	2012	2013	2012
Net loss from continuing operations - reported	$(103,015)	$(101,199)	$(216,285)	$(206,849)
Add back:
Income taxes	(76,347)	(61,089)	(147,571)	(124,708)
Interest expense	14,314	23,390	28,760	45,467
Depreciation and amortization	26,668	22,053	49,542	42,604
	(35,365)	(15,646)	(69,269)	(36,637)
EBITDA from continuing operations	(138,380)	(116,845)	(285,554)	(243,486)
Adjustments:
Loss contingencies - litigation	350	(2,451)	723	(4,753)
Impairment of goodwill and intangible assets	—	1,421	—	1,421
Severance	1,828	1,558	2,933	1,057
Professional fees related to HRB Bank transaction	(5,217)	47	1,807	47
Gain on sales of tax offices	(599)	(754)	(599)	(524)
	(3,638)	(179)	4,864	(2,752)
Adjusted EBITDA from continuing operations	$(142,018)	$(117,024)	$(280,690)	$(246,238)

H&R Block Q2 FY2014 Form 10-Q	41

The following is a reconciliation of adjusted pretax loss from continuing operations:

			(in 000s)
	Three months ended		Six months ended
	October 31,		October 31,
	2013	2012	2013	2012
Pretax loss from continuing operations - reported	$(179,362)	$(162,288)	$(363,856)	$(331,557)
Adjustments:
Loss contingencies - litigation	350	(2,451)	723	(4,753)
Impairment of goodwill and intangible assets	—	1,421	—	1,421
Severance	1,828	1,558	2,933	1,057
Professional fees related to pending HRB Bank transaction	(5,217)	47	1,807	47
Gain on sales of tax offices	(599)	(754)	(599)	(524)
	(3,638)	(179)	4,864	(2,752)
Pretax loss from continuing operations - adjusted	$(183,000)	$(162,467)	$(358,992)	$(334,309)

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

42	H&R Block Q2 FY2014 Form 10-Q

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
The Dodd-Frank Act requires the Federal Reserve to promulgate minimum capital requirements for SLHCs, including leverage and risk-based capital requirements that are no less stringent than those applicable to insured depository institutions at the time the Dodd-Frank Act was enacted. On July 2, 2013, the Federal Reserve approved the Basel III Capital Rules, which implement a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement (Revised Capital Rules). The rule also requires certain levels of equity for the payment of dividends and bonuses, and amends the methodologies for risk-weighting assets. The Revised Capital Rules will become effective for us as of January 1, 2015. See Part I, Item 2 under "Regulatory Environment" of this Quarterly Report on Form 10-Q and Item 1, “Regulation and Supervision - Bank and Holding Companies” in our Annual Report on Form 10-K as of April 30, 2013 for details of the new requirements.
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
In July 2013, HRB Bank and Block Financial entered into a P&A Agreement with Republic Bank subject to various closing conditions, including the finalization of various operating agreements and receipt of certain required approvals. Prior to entering into the P&A Agreement, Republic Bank, which currently operates under a state bank charter and is regulated primarily by the FDIC, filed an application with the OCC for approval to convert to a national banking association. Approval and completion of this conversion were conditions to closing the P&A Transaction.
In October 2013, Republic Bank informed us that it had withdrawn its application for the conversion and its application for approval of the P&A Transaction, which required that the conversion be approved. As a result, HRB Bank and Block Financial provided notice to Republic Bank of termination of the P&A Agreement.
We plan to continue offering financial services and products to our clients through HRB Bank during the 2014 tax season. We will continue to explore alternatives for delivering financial products and services to our customers while ceasing to be regulated as an SLHC; however, we cannot predict the timing or the likelihood of ceasing to be regulated as an SLHC.

H&R Block Q2 FY2014 Form 10-Q	43

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
In addition, we have been sued, and certain of our competitors have been sued, in connection with the offering of different types of refund transfer products. Our version of a refund transfer is referred to as a RAC. One court issued a ruling, which is not subject to appellate review, that a competitor’s specific version of a refund transfer product should be considered a loan, and subject to truth-in-lending and other related laws. Another court, in its findings of fact, held that a different competitor's products that were positioned as refund transfer products were in fact loans. Another competitor recently entered into a settlement agreement, subject to final court approval, involving similar claims. We believe there are factual and legal differences that distinguish us and our RAC product from the various refund transfer products offered by our competitors. Revenues from our RAC product totaled $158 million in fiscal year 2013; any requirement that materially alters our offering of RACs, including limitations on the fees we charge or disclosure requirements that could reduce the demand for these products, could have a material adverse impact on our business and our consolidated financial position, results of operations and cash flows.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2014 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 – August 31	9	$28.07	—	$857,504
September 1 – September 30	—	$—	—	$857,504
October 1 – October 31	31	$27.86	—	$857,504

(1)
We purchased approximately 40 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units. There were no open-market repurchases.

(2)
In June 2008, our Board of Directors approved an authorization to purchase up to $2.0 billion of our common stock through June 2012. In June 2012, our Board of Directors extended this authorization through June 2015.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

44	H&R Block Q2 FY2014 Form 10-Q

ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3.1
Amended and Restated Articles of Incorporation of H&R Block, Inc., filed as Exhibit 3.1 to the Company's current report on Form 8-K filed September 16, 2013, file number 1-06089, is incorporated herein by reference.

3.2	Amended and Restated Bylaws of H&R Block, Inc., filed as Exhibit 3.2 to the Company's current report on Form 8-K filed September 16, 2013, file number 1-06089, is incorporated herein by reference.

10.1	Form of H&R Block, Inc. 2013 Long Term Incentive Plan Deferred Stock Units Award Agreement for Non-Employee Directors

10.2	The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended and restated effective November 7, 2013

10.3
H&R Block, Inc. Executive Severance Plan, as amended and restated effective November 8, 2013, filed as Exhibit 10.01 to the Company's current report on Form 8-K filed November 8, 2013, file number 1-06089, is incorporated herein by reference.

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
101.INS    XBRL Instance Document
101.SCH    XBRL Taxonomy Extension Schema
101.CAL    XBRL Extension Calculation Linkbase
101.LAB    XBRL Taxonomy Extension Label Linkbase
101.PRE    XBRL Taxonomy Extension Presentation Linkbase
101.DEF    XBRL Taxonomy Extension Definition Linkbase

H&R Block Q2 FY2014 Form 10-Q	45

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
December 10, 2013

/s/ Gregory J. Macfarlane
Gregory J. Macfarlane
Chief Financial Officer
December 10, 2013

/s/ Jeffrey T. Brown
Jeffrey T. Brown
Chief Accounting and Risk Officer
December 10, 2013

46	H&R Block Q2 FY2014 Form 10-Q