Form 10-Q
period 2014-01-31
H&R BLOCK INC
filed 2014-03-06
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
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
Yes ☐ No  ☑
The number of shares outstanding of the registrant’s Common Stock, without par value, at the close of business on February 28, 2014: 274,217,420 shares.

Form 10-Q for the Period Ended January 31, 2014

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of	January 31, 2014	January 31, 2013	April 30, 2013
	(unaudited)	(unaudited)
ASSETS
Cash and cash equivalents	$437,404	$418,385	$1,747,584
Cash and cash equivalents — restricted	44,855	37,958	117,837
Receivables, less allowance for doubtful accounts of $42,716, $44,829 and $50,399	677,221	949,160	206,835
Prepaid expenses and other current assets	345,231	331,046	390,087
Total current assets	1,504,711	1,736,549	2,462,343
Mortgage loans held for investment, less allowance for loan losses of $11,563, $17,256 and $14,314	282,149	357,887	338,789
Investments in available-for-sale securities	443,770	396,312	486,876
Property and equipment, at cost less accumulated depreciation and amortization of $469,733, $510,052 and $420,318	314,565	273,450	267,880
Intangible assets, net	318,719	288,238	284,439
Goodwill	437,386	435,256	434,782
Other assets	213,987	444,804	262,670
Total assets	$3,515,287	$3,932,496	$4,537,779
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Commercial paper borrowings	$194,984	$424,967	$—
Customer banking deposits	806,887	1,036,968	936,464
Accounts payable, accrued expenses and other current liabilities	520,121	479,660	523,921
Accrued salaries, wages and payroll taxes	108,583	103,538	134,970
Accrued income taxes	23,375	17,348	416,128
Current portion of long-term debt	400,570	713	722
Total current liabilities	2,054,520	2,063,194	2,012,205
Long-term debt	505,959	906,012	905,958
Other noncurrent liabilities	268,049	328,402	356,069
Total liabilities	2,828,528	3,297,608	3,274,232
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 316,628,110	3,166	3,166	3,166
Convertible preferred stock, no par, stated value $0.01 per share, 500,000 shares authorized	—	—	—
Additional paid-in capital	762,102	747,398	752,483
Accumulated other comprehensive income (loss)	(4,776)	9,055	10,550
Retained earnings	734,233	723,676	1,333,445
Less treasury shares, at cost	(807,966)	(848,407)	(836,097)
Total stockholders’ equity	686,759	634,888	1,263,547
Total liabilities and stockholders’ equity	$3,515,287	$3,932,496	$4,537,779

See accompanying notes to consolidated financial statements.

H&R Block Q3 FY2014 Form 10-Q	1

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)			(unaudited, in 000s, except per share amounts)
	Three months ended		Nine months ended
	January 31,		January 31,
	2014	2013	2014	2013

REVENUES:
Service revenues	$138,613	$362,194	$358,845	$558,528
Product and other revenues	23,788	71,485	43,268	89,171
Interest income	37,369	38,300	59,192	58,032
	199,770	471,979	461,305	705,731
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	160,830	160,081	267,668	254,430
Occupancy and equipment	88,387	84,710	249,481	247,059
Provision for bad debt and loan losses	31,420	43,028	45,760	51,398
Interest	14,443	19,428	43,203	64,895
Depreciation of property and equipment	23,054	18,381	60,002	49,111
Other	45,403	51,990	128,340	116,160
	363,537	377,618	794,454	783,053
Selling, general and administrative	174,448	186,997	365,237	352,802
	537,985	564,615	1,159,691	1,135,855
Operating loss	(338,215)	(92,636)	(698,386)	(430,124)
Other income (expense), net	(9,610)	(3,632)	(13,295)	2,299
Loss from continuing operations before income tax benefit	(347,825)	(96,268)	(711,681)	(427,825)
Income tax benefit	(135,074)	(79,353)	(282,645)	(204,061)
Net loss from continuing operations	(212,751)	(16,915)	(429,036)	(223,764)
Net loss from discontinued operations	(1,960)	(793)	(5,805)	(6,628)
NET LOSS	$(214,711)	$(17,708)	$(434,841)	$(230,392)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.78)	$(0.06)	$(1.57)	$(0.82)
Discontinued operations	—	(0.01)	(0.02)	(0.02)
Consolidated	$(0.78)	$(0.07)	$(1.59)	$(0.84)

DIVIDENDS PER SHARE	$0.20	$0.20	$0.60	$0.60

COMPREHENSIVE INCOME (LOSS):
Net loss	$(214,711)	$(17,708)	$(434,841)	$(230,392)
Unrealized gains (losses) on available-for-sale securities, net of taxes:
Unrealized holding losses arising during the period, net of tax benefit of $(1,869), $(405), $(6,206) and $(122)	(2,926)	(605)	(9,503)	(248)
Reclassification adjustment for gains included in income, net of taxes of $ -, $ - , $ - and $71	—	—	—	(104)
Change in foreign currency translation adjustments	(3,313)	975	(5,823)	(2,738)
Other comprehensive income (loss)	(6,239)	370	(15,326)	(3,090)
Comprehensive loss	$(220,950)	$(17,338)	$(450,167)	$(233,482)

See accompanying notes to consolidated financial statements.

2	H&R Block Q3 FY2014 Form 10-Q

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Nine months ended January 31,	2014	2013

NET CASH USED IN OPERATING ACTIVITIES	$(1,120,322)	$(1,311,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(45,158)	(108,351)
Maturities of and payments received on available-for-sale securities	72,502	86,808
Principal payments on mortgage loans held for investment, net	35,320	31,205
Capital expenditures	(125,654)	(96,063)
Payments made for business acquisitions, net of cash acquired	(37,865)	(20,662)
Proceeds received on notes receivable	64,865	—
Franchise loans:
Loans funded	(62,039)	(68,874)
Payments received	17,893	9,594
Other, net	12,227	(13,973)
Net cash used in investing activities	(67,909)	(180,316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of commercial paper and other short-term borrowings	(80,930)	(789,271)
Proceeds from issuance of commercial paper and other short-term borrowings	275,914	1,214,238
Repayments of long-term debt	—	(636,621)
Proceeds from issuance of long-term debt	—	497,185
Customer banking deposits, net	(124,947)	208,753
Dividends paid	(164,134)	(162,692)
Repurchase of common stock, including shares surrendered	(6,047)	(340,298)
Proceeds from exercise of stock options	28,083	11,529
Other, net	(29,872)	(36,113)
Net cash used in financing activities	(101,933)	(33,290)

Effects of exchange rate changes on cash	(20,016)	(417)

Net decrease in cash and cash equivalents	(1,310,180)	(1,525,949)
Cash and cash equivalents at beginning of the period	1,747,584	1,944,334
Cash and cash equivalents at end of the period	$437,404	$418,385

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$87,672	$104,986
Interest paid on borrowings	43,297	62,160
Interest paid on deposits	1,696	4,377
Transfers of foreclosed loans to other assets	6,389	7,208
Accrued additions to property and equipment	4,113	1,001
Transfer of mortgage loans held for investment to held for sale	7,608	—

See accompanying notes to consolidated financial statements.

H&R Block Q3 FY2014 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - The consolidated balance sheets as of January 31, 2014 and 2013, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended January 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2014 and 2013 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at January 31, 2014 and 2013 and for all periods presented have been made.
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
Seasonality of Business - Our operating revenues are seasonal in nature with peak revenues typically occurring in the months of January through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.
NOTE 2: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 5.7 million shares for the three and nine months ended January 31, 2014, and 7.7 million shares for the three and nine months ended January 31, 2013, as the effect would be antidilutive due to the net loss from continuing operations during those periods.

4	H&R Block Q3 FY2014 Form 10-Q

The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended		Nine months ended
	January 31,		January 31,
	2014	2013	2014	2013
Net loss from continuing operations attributable to shareholders	$(212,751)	$(16,915)	$(429,036)	$(223,764)
Amounts allocated to participating securities	(88)	(62)	(242)	(199)
Net loss from continuing operations attributable to common shareholders	$(212,839)	$(16,977)	$(429,278)	$(223,963)

Basic weighted average common shares	274,110	271,542	273,699	273,281
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	274,110	271,542	273,699	273,281

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.78)	$(0.06)	$(1.57)	$(0.82)
Diluted	(0.78)	(0.06)	(1.57)	(0.82)
During the nine months ended January 31, 2013, we purchased and immediately retired 21.3 million shares of our common stock at a cost of $315.0 million.
During the nine months ended January 31, 2014, we acquired 0.2 million shares of our common stock at an aggregate cost of $6.0 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the nine months ended January 31, 2013, we acquired 0.2 million shares at an aggregate cost of $2.8 million for similar purposes.
During the nine months ended January 31, 2014 and 2013, we issued 1.8 million and 1.3 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the nine months ended January 31, 2014, we granted equity awards equivalent to 0.9 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Nonvested units generally either vest over a three-year period with one-third vesting each year or cliff vest at the end of a three-year period. Stock-based compensation expense of our continuing operations totaled $4.7 million and $15.5 million for the three and nine months ended January 31, 2014, respectively, and $3.7 million and $11.5 million for the three and nine months ended January 31, 2013, respectively. As of January 31, 2014, unrecognized compensation cost for stock options totaled $1.4 million, and for nonvested shares and units totaled $28.2 million.

H&R Block Q3 FY2014 Form 10-Q	5

NOTE 3: RECEIVABLES
Short-term receivables consist of the following:

(in 000s)
As of	January 31, 2014	January 31, 2013	April 30, 2013
Loans to franchisees	$104,841	$110,560	$65,413
Receivables for tax preparation and related fees	60,162	250,566	49,356
Canadian CashBack receivables	10,099	13,052	47,658
Emerald Advance lines of credit	444,590	462,576	23,218
Royalties from franchisees	30,309	69,627	10,722
RAC fees receivable	13,413	31,680	—
Credit cards	5,610	4,220	7,733
Other	50,913	51,708	53,134
	719,937	993,989	257,234
Allowance for doubtful accounts	(42,716)	(44,829)	(50,399)
	$677,221	$949,160	$206,835

We recognize revenue for tax preparation services when tax returns are electronically filed. We did not recognize revenue and related receivables for 1.8 million tax returns in our fiscal third quarter.
The short-term portions of Emerald Advance lines of credit (EAs), loans made to franchisees, CashBack balances (as discussed below) and credit card balances are included in receivables, while the long-term portions are included in other assets in the consolidated balance sheets. These amounts are as follows:

(in 000s)
	EAs	Loans to Franchisees	CashBack	Credit Cards
As of January 31, 2014:
Short-term	$444,590	$104,841	$10,099	$5,610
Long-term	5,555	114,676	—	11,378
	$450,145	$219,517	$10,099	$16,988
As of January 31, 2013:
Short-term	$462,576	$110,560	$13,052	$4,220
Long-term	10,465	127,274	—	16,045
	$473,041	$237,834	$13,052	$20,265
As of April 30, 2013:
Short-term	$23,218	$65,413	$47,658	$7,733
Long-term	9,819	103,047	—	15,538
	$33,037	$168,460	$47,658	$23,271

6	H&R Block Q3 FY2014 Form 10-Q

EAs – We review the credit quality of our EA receivables based on pools, which are segmented by the year of origination, with older years being deemed more unlikely to be repaid. Amounts as of January 31, 2014, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2014	$415,081
2013	7,295
2012	1,006
2011	1,912
2010 and prior	6,199
Revolving loans	18,652
$450,145

As of January 31, 2014 and 2013 and April 30, 2013, $25.7 million, $30.7 million and $30.0 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.
Loans to Franchisees – Loans made to franchisees as of January 31, 2014 and 2013 and April 30, 2013, consisted of $132.3 million, $144.5 million and $121.2 million, respectively, in term loans made primarily to finance the purchase of franchises and $87.2 million, $93.3 million and $47.3 million, respectively, in revolving lines of credit primarily for the purpose of funding off-season working capital needs.
As of January 31, 2014 and April 30, 2013, loans with a principal amount of $0.6 million and $0.1 million, respectively, were more than 30 days past due, while we had no loans more than 30 days past due at January 31, 2013. We had no loans to franchisees on non-accrual status.
Canadian CashBack Program – During the tax season our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency for a fee (the CashBack program). Refunds advanced under the CashBack program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. CashBack amounts are generally received within 60 days of filing the client's return. In September of each fiscal year, any balances more than 90 days old are charged-off against the related allowance. As of January 31, 2014 and 2013 and April 30, 2013, $0.5 million, $1.3 million and $1.8 million of CashBack balances were more than 60 days old, respectively.
Long-Term Note Receivable – We had a note receivable in the amount of $54.0 million due from McGladrey & Pullen LLP (M&P) related to the sale of RSM McGladrey, Inc. (RSM) in November 2011. This note was scheduled to mature in May 2017, along with all accrued interest. In December 2013, we received full payment in cash totaling $64.9 million, which included outstanding principal and accrued interest.
Allowance for Doubtful Accounts – Activity in the allowance for doubtful accounts for our short-term and long-term receivables for the nine months ended January 31, 2014 and 2013 is as follows:

(in 000s)
	EAs	Loans to Franchisees	CashBack	Credit Cards	All Other	Total
Balances as of May 1, 2013	$7,390	$—	$2,769	$7,304	$40,240	$57,703
Provision	24,787	42	248	6,785	5,417	37,279
Charge-offs	—	(2)	(1,667)	(8,654)	(39,412)	(49,735)
Balances as of January 31, 2014	$32,177	$40	$1,350	$5,435	$6,245	$45,247

Balances as of May 1, 2012	$6,200	$—	$2,279	$—	$36,110	$44,589
Provision	25,519	42	385	4,255	10,281	40,482
Charge-offs	—	—	(1,292)	—	(38,950)	(40,242)
Balances as of January 31, 2013	$31,719	$42	$1,372	$4,255	$7,441	$44,829

H&R Block Q3 FY2014 Form 10-Q	7

There have been no changes to our methodology for estimating our allowance for doubtful accounts during fiscal year 2014.
NOTE 4: MORTGAGE LOANS HELD FOR INVESTMENT AND RELATED ASSETS
The composition of our mortgage loan portfolio is as follows:

(dollars in 000s)
As of	January 31, 2014		January 31, 2013		April 30, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$158,369	54%	$203,624	55%	$191,093	55%
Fixed-rate loans	132,956	46%	168,515	45%	159,142	45%
	291,325	100%	372,139	100%	350,235	100%
Unamortized deferred fees and costs	2,387		3,004		2,868
Less: Allowance for loan losses	(11,563)		(17,256)		(14,314)
	$282,149		$357,887		$338,789

Our loan loss allowance as a percent of mortgage loans was 4.0% as of January 31, 2014, compared to 4.6% as of January 31, 2013 and 4.1% as of April 30, 2013.
Activity in the allowance for loan losses for the nine months ended January 31, 2014 and 2013 is as follows:

(in 000s)
Nine months ended January 31,	2014	2013
Balance at beginning of the period	$14,314	$26,540
Provision	7,224	10,250
Recoveries	3,250	2,745
Charge-offs	(13,225)	(22,279)
Balance at end of the period	$11,563	$17,256

During fiscal year 2014, we transferred $7.6 million of mortgage loans into the held-for-sale portfolio from the held-for-investment portfolio. At the time of the transfer, the amount by which cost exceeded fair value totaled $2.9 million. This write-down to fair value was recorded as a provision during the nine months ended January 31, 2014 and subsequently charged-off. These loans were sold during fiscal year 2014.
When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired, including those loans more than 60 days past due or modified as a troubled debt restructuring (TDR), are evaluated individually. The balance of these loans and the related allowance is as follows:

(in 000s)
As of	January 31, 2014		January 31, 2013		April 30, 2013
	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance
Pooled (less than 60 days past due)	$169,404	$4,979	$219,345	$6,670	$207,319	$5,628
Impaired:
Individually (TDRs)	44,635	4,371	59,295	5,013	55,061	4,924
Individually (60 days or more past due)	77,286	2,213	93,499	5,573	87,855	3,762
	$291,325	$11,563	$372,139	$17,256	$350,235	$14,314

8	H&R Block Q3 FY2014 Form 10-Q

Detail of our mortgage loans held for investment and the related allowance as of January 31, 2014 is as follows:

(dollars in 000s)
	Outstanding Principal Balance	Loan Loss Allowance		% 30+ Days Past Due
		Amount	% of Principal
Purchased from SCC	$166,265	$9,343	5.6%	29.6%
All other	125,060	2,220	1.8%	7.6%
	$291,325	$11,563	4.0%	20.1%

Credit quality indicators as of January 31, 2014 include the following:

(in 000s)
Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio
Occupancy status:
Owner occupied	$121,743	$81,619	$203,362
Non-owner occupied	44,522	43,441	87,963
	$166,265	$125,060	$291,325
Documentation level:
Full documentation	$55,477	$90,345	$145,822
Limited documentation	5,059	13,281	18,340
Stated income	91,796	13,265	105,061
No documentation	13,933	8,169	22,102
	$166,265	$125,060	$291,325
Internal risk rating:
High	$49,226	$—	$49,226
Medium	117,039	—	117,039
Low	—	125,060	125,060
	$166,265	$125,060	$291,325

Loans given our internal risk rating of “high” were originated by Sand Canyon Corporation, formerly known as Option One Mortgage Corporation, and its subsidiaries (SCC), and generally had no documentation or were based on stated income. Loans given our internal risk rating of “medium” were originated by SCC and were generally full documentation or based on stated income, with loan-to-value ratios at origination of more than 80%, and were made to borrowers with credit scores below 700 at origination. Loans given our internal risk rating of “low” were generally obtained from parties other than SCC, with loan-to-value ratios at origination of less than 80% and were made to borrowers with credit scores greater than 700 at origination.
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

H&R Block Q3 FY2014 Form 10-Q	9

Detail of the aging of the mortgage loans in our portfolio as of January 31, 2014 is as follows:

(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$14,721	$923	$51,663	$67,307	$98,958	$166,265
All other	6,054	437	8,915	15,406	109,654	125,060
	$20,775	$1,360	$60,578	$82,713	$208,612	$291,325

(1)	We do not accrue interest on loans past due 90 days or more.
Information related to our non-accrual loans is as follows:

(in 000s)
As of	January 31, 2014	January 31, 2013	April 30, 2013
Loans:
Purchased from SCC	$64,573	$76,235	$70,327
Other	12,325	15,761	14,906
	76,898	91,996	85,233
TDRs:
Purchased from SCC	4,221	3,460	3,719
Other	957	504	502
	5,178	3,964	4,221
Total non-accrual loans	$82,076	$95,960	$89,454

Information related to impaired loans is as follows:

(in 000s)
	Balance With Allowance	Balance With No Allowance	Total Impaired Loans	Related Allowance
As of January 31, 2014:
Purchased from SCC	$28,037	$73,873	$101,910	$5,341
Other	5,030	14,982	20,012	1,243
	$33,067	$88,855	$121,922	$6,584
As of January 31, 2013:
Purchased from SCC	$38,938	$88,671	$127,609	$8,470
Other	6,757	18,428	25,185	2,116
	$45,695	$107,099	$152,794	$10,586
As of April 30, 2013:
Purchased from SCC	$33,791	$84,592	$118,383	$6,573
Other	7,601	16,932	24,533	2,113
	$41,392	$101,524	$142,916	$8,686

Information related to the allowance for impaired loans is as follows:

(in 000s)
As of	January 31, 2014	January 31, 2013	April 30, 2013
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$2,213	$5,573	$3,762
Based on discounted cash flow method	4,371	5,013	4,924
	$6,584	$10,586	$8,686

10	H&R Block Q3 FY2014 Form 10-Q

Information related to activities of our non-performing assets is as follows:

(in 000s)
Nine months ended January 31,	2014	2013
Average impaired loans:
Purchased from SCC	$116,061	$137,703
All other	22,607	25,879
	$138,668	$163,582
Interest income on impaired loans:
Purchased from SCC	$2,496	$2,940
All other	224	232
	$2,720	$3,172
Interest income on impaired loans recognized on a cash basis on non-accrual status:
Purchased from SCC	$2,438	$2,881
All other	220	214
	$2,658	$3,095

Activity related to our real estate owned (REO) is as follows:

(in 000s)
Nine months ended January 31,	2014	2013
Balance, beginning of the period	$13,968	$14,972
Additions	6,389	7,208
Sales	(10,975)	(6,652)
Impairments	(1,152)	(1,676)
Balance, end of the period	$8,230	$13,852

H&R Block Q3 FY2014 Form 10-Q	11

NOTE 5: INVESTMENTS
AVAILABLE-FOR-SALE – The amortized cost and fair value of securities classified as available-for-sale (AFS) are summarized below:

(in 000s)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
As of January 31, 2014:
Long-term:
Mortgage-backed securities	$449,097	$3,201	$(12,903)	$439,395
Municipal bonds	4,134	241	—	4,375
	$453,231	$3,442	$(12,903)	$443,770
As of January 31, 2013:
Short-term:
Municipal bonds	$1,000	$1	$—	$1,001
Long-term:
Mortgage-backed securities	386,741	5,825	(780)	391,786
Municipal bonds	4,192	334	—	4,526
	390,933	6,159	(780)	396,312
	$391,933	$6,160	$(780)	$397,313
As of April 30, 2013:
Long-term:
Mortgage-backed securities	$476,450	$6,592	$(664)	$482,378
Municipal bonds	4,178	320	—	4,498
	$480,628	$6,912	$(664)	$486,876

(1)
As of January 31, 2014, mortgage-backed securities with a cost of $25.8 million and gross unrealized losses of $2.8 million had been in a continuous loss position for more than twelve months. As of January 31, 2013 and April 30, 2013, we had no securities that had been in a continuous loss position for more than twelve months.

We did not sell any AFS securities during the nine months ended January 31, 2014. During the nine months ended January 31, 2013, we received proceeds of $5.2 million from the sale of AFS securities and recorded a gross realized gain of $0.2 million on this sale.
We did not record any other-than-temporary impairments of AFS securities during the nine months ended January 31, 2014 and 2013. Unrealized losses on our AFS securities have not been recognized into income because the securities include an explicit guarantee of the U. S. Government or an implied guarantee of a government-sponsored enterprise, management does not have the intent to sell and it is not more likely than not it will be required to sell the AFS securities before their anticipated recovery, and the decline in fair value is largely due to changes in market interest rates.
Contractual maturities of AFS debt securities at January 31, 2014, occur at varying dates over the next 29 years, and are set forth in the table below.

(in 000s)
	Amortized Cost	Fair Value
Maturing in:
Two to five years	$4,134	$4,375
Beyond	449,097	439,395
	$453,231	$443,770

12	H&R Block Q3 FY2014 Form 10-Q

NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill of our Tax Services segment for the nine months ended January 31, 2014 and 2013 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2013	$467,079	$(32,297)	$434,782
Acquisitions	5,206	—	5,206
Disposals and foreign currency changes, net	(2,602)	—	(2,602)
Impairments	—	—	—
Balances as of January 31, 2014	$469,683	$(32,297)	$437,386

Balances as of April 30, 2012	$459,863	$(32,297)	$427,566
Acquisitions	7,650	—	7,650
Disposals and foreign currency changes, net	40	—	40
Impairments	—	—	—
Balances as of January 31, 2013	$467,553	$(32,297)	$435,256

We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block Q3 FY2014 Form 10-Q	13

Components of the intangible assets of our Tax Services segment are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of January 31, 2014:
Reacquired franchise rights	$233,675	$(23,120)	$210,555
Customer relationships	121,055	(56,283)	64,772
Internally-developed software	98,012	(70,964)	27,048
Noncompete agreements	24,573	(22,028)	2,545
Franchise agreements	19,201	(6,614)	12,587
Purchased technology	14,800	(13,588)	1,212
Trade name	300	(300)	—
	$511,616	$(192,897)	$318,719
As of January 31, 2013:
Reacquired franchise rights	$214,330	$(17,174)	$197,156
Customer relationships	108,596	(52,820)	55,776
Internally-developed software	87,909	(71,194)	16,715
Noncompete agreements	23,054	(21,627)	1,427
Franchise agreements	19,201	(5,334)	13,867
Purchased technology	14,800	(11,911)	2,889
Trade name	1,300	(892)	408
	$469,190	$(180,952)	$288,238
As of April 30, 2013:
Reacquired franchise rights	$214,330	$(18,204)	$196,126
Customer relationships	100,719	(48,733)	51,986
Internally-developed software	91,745	(72,764)	18,981
Noncompete agreements	23,058	(21,728)	1,330
Franchise agreements	19,201	(5,654)	13,547
Purchased technology	14,800	(12,331)	2,469
Trade name	300	(300)	—
	$464,153	$(179,714)	$284,439

Amortization of intangible assets of continuing operations for the three and nine months ended January 31, 2014 was $8.8 million and $21.4 million, respectively. Amortization of intangible assets of continuing operations for the three and nine months ended January 31, 2013 was $6.3 million and $19.6 million, respectively. Estimated amortization of intangible assets for fiscal years 2014, 2015, 2016, 2017 and 2018 is $30.4 million, $32.9 million, $25.5 million, $19.7 million and $16.6 million, respectively.
NOTE 7: FAIR VALUE
FAIR VALUE MEASUREMENT
We use the following classification of financial instruments pursuant to the fair value hierarchy methodologies for assets measured at fair value:

▪	Level 1 – inputs to the valuation are quoted prices in an active market for identical assets.

▪	Level 2 – inputs to the valuation include quoted prices for similar assets in active markets utilizing a third-party pricing service to determine fair value.

▪	Level 3 – valuation is based on significant inputs that are unobservable in the market and our own estimates of assumptions that we believe market participants would use in pricing the asset.

14	H&R Block Q3 FY2014 Form 10-Q

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
The following table presents the assets that were remeasured at fair value on a recurring basis during the nine months ended January 31, 2014 and 2013:

(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Gains (losses)
As of January 31, 2014:
Mortgage-backed securities	$439,395	$—	$439,395	$—	$(9,702)
Municipal bonds	4,375	—	4,375	—	241
	$443,770	$—	$443,770	$—	$(9,461)
As a percentage of total assets	12.6%	—%	12.6%	—%

As of January 31, 2013:
Mortgage-backed securities	$391,786	$—	$391,786	$—	$5,045
Municipal bonds	5,527	—	5,527	—	335
	$397,313	$—	$397,313	$—	$5,380
As a percentage of total assets	10.1%	—%	10.1%	—%

Our investments in mortgage-backed securities and municipal bonds are carried at fair value on a recurring basis with gains and losses reported as a component of other comprehensive income, except for losses assessed to be other than temporary. These include certain agency and agency-sponsored mortgage-backed securities and municipal bonds. Quoted market prices are not available for these securities, as they are not actively traded and have fewer observable transactions. As a result, we use third-party pricing services to determine fair value and classify the securities as Level 2. The third-party pricing services' models are based on market data and utilize available trade, bid and other market information for similar securities. The fair values provided by the third-party pricing services are regularly reviewed by management. Annually, a sample of prices supplied by the third-party pricing service is validated by comparison to prices obtained from other third party sources. There were no transfers of AFS securities between hierarchy levels during the nine months ended January 31, 2014 and 2013.
The following table presents the assets that were remeasured at fair value on a non-recurring basis during the nine months ended January 31, 2014 and 2013:

(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Losses
As of January 31, 2014:
REO	$8,723	$—	$—	$8,723	$(437)
Impaired mortgage loans held for investment	71,053	—	—	71,053	(4,022)
	$79,776	$—	$—	$79,776	$(4,459)
As a percentage of total assets	2.3%	—%	—%	2.3%

As of January 31, 2013:
REO	$14,683	$—	$—	$14,683	$(350)
Impaired mortgage loans held for investment	87,949	—	—	87,949	(8,509)
	$102,632	$—	$—	$102,632	$(8,859)
As a percentage of total assets	2.6%	—%	—%	2.6%

H&R Block Q3 FY2014 Form 10-Q	15

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
The following table presents the quantitative information about our Level 3 fair value measurements, which utilize significant unobservable internally-developed inputs:

(in 000s)
	Fair Value at January 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
REO	$8,230	Third party pricing	Cost to list/sell Loss severity	5% – 34%(5%) 0% – 100%(53%)
Impaired mortgage loans held for investment – non TDRs	$75,073	Collateral- based	Cost to list/sell Time to sell (months) Collateral depreciation Loss severity	0% – 159%(9%) 24(24) (132%) – 100%(41%) 0% – 100%(60%)
Impaired mortgage loans held for investment – TDRs	$40,264	Discounted cash flow	Aged default performance Loss severity	26% – 41%(33%) 0% – 22%(6%)

16	H&R Block Q3 FY2014 Form 10-Q

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	January 31, 2014		January 31, 2013		April 30, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$437,404	$437,404	$418,385	$418,385	$1,747,584	$1,747,584
Cash and cash equivalents – restricted	44,855	44,855	37,958	37,958	117,837	117,837
Receivables, net – short-term	677,221	679,590	949,160	949,160	206,835	206,810
Mortgage loans held for investment, net	282,149	195,282	357,887	217,019	338,789	210,858
Investments in AFS securities	443,770	443,770	397,313	397,313	486,876	486,876
Receivables, net – long-term	134,046	133,623	158,228	158,228	125,048	134,283
Liabilities:
Deposits	808,008	810,486	1,041,942	1,042,282	938,331	934,019
Long-term borrowings	906,529	953,944	906,725	946,793	906,680	964,630
Contingent consideration payments	10,523	10,523	10,871	10,871	11,277	11,277

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

▪
Deposits – The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, checking, money market and savings accounts, is equal to the amount payable on demand (Level 1). The fair value of IRAs and other time deposits is estimated by discounting the future cash flows using the rates currently offered by HRB Bank for products with similar remaining maturities (Level 3).

▪	Long-term borrowings – The fair value of our Senior Notes is based on quotes from multiple banks. (Level 2).

▪	Contingent consideration payments – Fair value approximates the carrying amount (Level 3).

H&R Block Q3 FY2014 Form 10-Q	17

NOTE 8: INCOME TAXES
We file a consolidated federal income tax return in the United States with the Internal Revenue Service (IRS) and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and settled at either the exam level or through an appeal process.
In August 2013, we received written approval from the IRS Joint Committee on Taxation of the settlement of all issues related to the examination of our 2008 through 2010 federal income tax returns. The resulting reduction in uncertain tax benefits has had an immaterial impact on our tax expense in the fiscal year. The Company’s U.S. federal consolidated tax returns for 2011 and 2012 are currently under examination.
We had gross unrecognized tax benefits of $127.5 million, $146.6 million and $146.4 million as of January 31, 2014 and 2013 and April 30, 2013, respectively. The gross unrecognized tax benefits decreased $18.9 million and $59.8 million during the nine months ended January 31, 2014 and 2013, respectively. The decrease in unrecognized tax benefits during the nine months ending January 31, 2014 is primarily due to the settlement with the IRS of tax years 2008-2010. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $35 million before January 31, 2015. The anticipated decrease is due to the expiration of statutes of limitations and anticipated settlements of state audit issues, of which $23.2 million is included in accrued income taxes in our consolidated balance sheet. The remaining liability for uncertain positions is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
Consistent with prior years, our operating loss for the nine months ended January 31, 2014 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur in our fiscal year. The amount of tax benefit recorded reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations. Certain discrete tax adjustments are also reflected in income tax expense for the periods presented.
Excluding discrete items, management’s estimate of the annualized effective tax rate for the nine months ended January 31, 2014 and 2013 was 39.2% and 38.7%, respectively. Our effective tax rate for continuing operations, including the effects of discrete income tax items, was 39.7% and 47.7% for the nine months ended January 31, 2014 and 2013, respectively. Due to losses in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. During the nine months ended January 31, 2014, a net discrete tax benefit of $3.7 million was recorded compared to a net discrete tax benefit of $38.7 million in the same period of the prior year. The difference in discrete items was almost all attributed to settlements with tax authorities and expiration of statute of limitations in the prior year. Due to the seasonal nature of our business, the effective tax rate through our third quarter typically is not indicative of the rate for our full fiscal year.

18	H&R Block Q3 FY2014 Form 10-Q

NOTE 9: INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and expense:

(in 000s)
	Three months ended		Nine months ended
	January 31,		January 31,
	2014	2013	2014	2013
Interest income:
Emerald Advance lines of credit	$27,656	$28,399	$28,602	$30,074
Mortgage loans, net	3,409	4,120	10,582	12,705
Loans to franchisees	2,396	2,651	7,069	7,397
AFS securities	2,430	1,713	7,284	5,105
Credit cards	642	844	2,505	844
Other	836	573	3,150	1,907
	$37,369	$38,300	$59,192	$58,032
Interest expense:
Borrowings	$13,872	$17,642	$41,476	$60,391
Deposits	571	1,786	1,727	4,504
	$14,443	$19,428	$43,203	$64,895

NOTE 10: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our Peace of Mind (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Nine months ended January 31,	2014	2013
Balance, beginning of the period	$146,286	$141,080
Amounts deferred for new guarantees issued	16,686	14,202
Revenue recognized on previous deferrals	(59,661)	(57,505)
Balance, end of the period	$103,311	$97,777

We accrued $15.2 million, $14.9 million and $18.0 million as of January 31, 2014 and 2013 and April 30, 2013, respectively, related to estimated losses under our standard guarantee which is included with our standard in-office tax preparation services. The current portion of this liability is included in accounts payable, accrued expenses and other current liabilities and the long-term portion is included in other noncurrent liabilities in the consolidated balance sheets.
We have accrued estimated contingent consideration payments totaling $10.5 million, $10.9 million and $11.3 million as of January 31, 2014 and 2013 and April 30, 2013, respectively, related to acquisitions, with the short-term amount recorded in accounts payable, accrued expenses and deposits and the long-term portion included in other noncurrent liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ materially from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchisees requesting revolving lines of credit. Our total obligation under these lines of credit was $90.9 million at January 31, 2014, and net of amounts drawn and outstanding, our remaining commitments to fund totaled $19.4 million.

H&R Block Q3 FY2014 Form 10-Q	19

We maintain compensating balances with certain financial institutions that are creditors in our $1.5 billion unsecured committed line of credit governed by a Credit and Guarantee Agreement (2012 CLOC), which are not legally restricted as to withdrawal. These balances totaled $0.8 million as of January 31, 2014.
We may enter into contracts that include embedded indemnifications that have characteristics similar to guarantees. Typically, these indemnifications do not provide a stated maximum exposure and the terms of the indemnities may vary, in many cases limited only by the applicable statute of limitations. Accruals for these obligations have been established when appropriate. Historically, payments made under these types of contractual arrangements have not been material. See note 11 and note 12 to the consolidated financial statements for additional discussion regarding guarantees and indemnifications.
We evaluated our financial interests in variable interest entities (VIEs) as of January 31, 2014 and determined that there have been no significant changes related to those financial interests.
NOTE 11: LITIGATION AND RELATED CONTINGENCIES
We are a defendant in a large number of litigation matters, arising both in the ordinary course of business and otherwise, including as described below. The matters described below are not all of the lawsuits to which we are subject. In some of the matters, very large or indeterminate amounts, including punitive damages, are sought. U.S. jurisdictions permit considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. We believe that the monetary relief which may be specified in a lawsuit or a claim bears little relevance to its merits or disposition value due to this variability in pleadings and our experience in litigating or resolving through settlement numerous claims over an extended period of time.
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated at January 31, 2014. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of January 31, 2014 and 2013 and April 30, 2013, we accrued liabilities of $20.9 million, $18.9 million and $11.9 million, respectively.
For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. For those matters, and for matters where a liability has been accrued, as of January 31, 2014, we estimate the range of reasonably possible loss could be up to approximately $33 million in excess of amounts accrued, of which 21% relates to our discontinued operations. This estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results

20	H&R Block Q3 FY2014 Form 10-Q

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
LITIGATION AND OTHER CLAIMS, INCLUDING INDEMNIFICATION CLAIMS, PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC and the Company have been, remain, or may in the future be subject to regulatory loss contingencies, claims, including indemnification claims, and lawsuits pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. These contingencies, claims and lawsuits include actions by regulators, third parties seeking indemnification, including depositors and underwriters, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these contingencies, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, fraud and other common law torts, rights to indemnification and violations of securities laws, the Truth in Lending Act (TILA), Equal Credit Opportunity Act and the Fair Housing Act. Given the impact of the financial crisis on the non-prime mortgage environment, the aggregate volume of these matters is substantial although it is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters, including certain of the lawsuits and claims described below, it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters, some of which are beyond the Company's control, and the indeterminate damages sought in some of these matters.
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
On October 15, 2010, the Federal Home Loan Bank of Chicago (FHLB-Chicago) filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC-related entities, H&R Block, Inc. and other entities, arising out of FHLB-Chicago’s purchase of residential mortgage-backed securities (RMBSs). The plaintiff seeks rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities collateralized by loans originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $37 million remains outstanding. The plaintiff agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, filed motions to dismiss, which the court denied. Defendants moved for leave to appeal and the circuit court denied

H&R Block Q3 FY2014 Form 10-Q	21

the motion. The parties are currently engaged in discovery. We have not concluded that a loss related to this matter is probable nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
On February 22, 2012, a lawsuit was filed by SCC against Homeward in the Supreme Court of the State of New York, County of New York, styled Sand Canyon Corporation v. American Home Mortgage Servicing, Inc. (Index No. 650504/2012), alleging breach of contract and breach of the implied covenant of good faith and fair dealing in connection with the Cooperation Agreement entered into with SCC in connection with SCC’s sale of its mortgage loan servicing business to the defendant in 2008. SCC is seeking relief to, among other things, require the defendant to provide loan files only by the method prescribed in applicable agreements. The court denied the defendant's motion to dismiss and an appellate court affirmed. The case has been remanded to the trial court and is proceeding there.
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
On September 28, 2012, a second lawsuit was filed by Homeward in the District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). Plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. Plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. SCC filed a motion to dismiss. Plaintiff thereafter filed an amended complaint. SCC filed a motion to dismiss the amended complaint, which was granted in part and denied in part on February 14, 2014. The court granted dismissal of Plaintiff’s claims for breach of the duty to cure and repurchase and for indemnification of its costs associated with the litigation. The court denied dismissal of Plaintiff’s remaining claims for breach of various representations and warranties under the Mortgage Loan Purchase Agreement. The case is proceeding on the remaining claims. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
On April 5, 2013, a third lawsuit was filed by Homeward in the District Court for the Southern District of New York against SCC. The suit, styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 13-cv-2107), was filed as a related matter to the September 2012 Homeward suit mentioned above. In this April 2013 lawsuit, Plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2007-4 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 159 loans sold to the trust. Plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. SCC filed a motion to dismiss. Plaintiff thereafter filed an amended complaint. SCC filed a motion to dismiss the amended complaint, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter. We believe SCC has meritorious defenses to the claims in this case and intends to defend the case vigorously, but there

22	H&R Block Q3 FY2014 Form 10-Q

can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities law and common law fraud, based on alleged materially inaccurate or misleading disclosures. Based on information currently available to SCC, it believes that the 18 lawsuits in which SCC received notice of a claim for indemnification of losses and expenses involve original investments of approximately $14 billion. The outstanding principal amount of these investments is approximately $4 billion. Because SCC has not been a party to these lawsuits (with the exception of the Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation case discussed above) and has not had control of this litigation or any settlements thereof, SCC does not have precise information about the amount of damages or other remedies being asserted, the defenses to the claims in such lawsuits or the terms of any settlements of such lawsuits. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. We have not concluded that a loss related to any of these indemnification claims is probable, nor have we accrued a liability related to any of these claims. Certain of the notices received included, and future notices may include, a reservation of rights that encompasses a right of contribution which may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We believe SCC has meritorious defenses to these indemnification claims and intends to defend them vigorously, but there can be no assurance as to their outcome or their impact. In the event of unfavorable outcomes on these claims, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our consolidated financial position, results of operations and cash flows.
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

H&R Block Q3 FY2014 Form 10-Q	23

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
COMPLIANCE FEE LITIGATION – On April 16, 2012, a putative class action lawsuit was filed against us in the Circuit Court of Jackson County, Missouri styled Manuel H. Lopez III v. H&R Block, Inc., et al. (Case # 1216CV12290) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all Missouri citizens who were charged the compliance fee, and asserts claims of violation of the Missouri Merchandising Practices Act, money had and received, and unjust enrichment. We filed a motion to compel arbitration of the 2011 claims. The court denied the motion. We filed an appeal, which remains pending. The trial court case is stayed pending the outcome of the appeal. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to the outcome of the case or its impact on our consolidated financial position, results of operations and cash flows.
On April 19, 2012, a putative class action lawsuit was filed against us in the United States District Court for the Western District of Missouri styled Ronald Perras v. H&R Block, Inc., et al. (Case No. 4:12-cv-00450-DGK) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all persons nationwide (excluding citizens of Missouri) who were charged the compliance fee, and asserts claims of violation of various state consumer laws, money had and received, and unjust enrichment. The plaintiff filed a motion for class certification in September 2013. The court subsequently granted our motion to compel arbitration of the 2011 claims and stayed all proceedings with respect to the 2011 claims. The case is continuing to proceed on the 2012 claims. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to the outcome of the case or its impact on our consolidated financial position, results of operations and cash flows.
FORM 8863 LITIGATION - A series of putative class action lawsuits were filed against us in various federal courts and one state court beginning on March 13, 2013 (including, by way of example, Danielle Pooley v. H&R Block, Inc., No. 1:13-cv-01549-JBS-KMW (D.N.J. Mar. 13, 2013); Arthur Green and Amy Hamilton v. H&R Block, Inc., et al., No. 4:13-cv-11206 (E.D. Mich. Mar. 19, 2013); Juan Ortega v. H&R Block, Inc., et al., No. 2:13-cv-02023-MMM-RZ (C.D. Cal. Mar. 20, 2013); and Nikki R. Nevill v. H&R Block, Inc., et al., No. 1316-CV07264 (Jackson Cnty., Mo. Cir. Ct. Mar. 21, 2013)). Taken together, the plaintiffs in these actions purport to represent certain clients nationwide who filed Form 8863 during tax season 2013 through an H&R Block office or using H&R Block At Home® online tax services or tax preparation software, and allege breach of contract, negligence and violation of state consumer laws in connection with transmission of the form. The plaintiffs seek damages, pre-judgment interest, attorneys' fees and costs. In August 2013, the plaintiff in the state court action voluntarily dismissed her case without prejudice. On October 10, 2013, the Judicial Panel on Multidistrict Litigation granted our petition to consolidate the federal lawsuits for coordinated pretrial proceedings in the United States District Court for the Western District of Missouri in a proceeding styled IN RE: H&R BLOCK IRS FORM 8863 LITIGATION (MDL No. 2474/Case No. 4:13-MD-02474-FJG). We filed a motion to compel arbitration and to strike class allegations relating to clients who agreed to arbitrate their claims, which remains pending. We have not concluded that a loss related to these lawsuits is probable, nor have we accrued a liability related to these lawsuits. We believe we have meritorious defenses to the claims in these cases and intend to defend the cases vigorously, but there can be no assurances as to the outcome of these cases or their impact on our consolidated financial position, results of operations and cash flows.
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

24	H&R Block Q3 FY2014 Form 10-Q

Although we sold H&R Block Financial Advisors, Inc. (HRBFA) effective November 1, 2008, we remain responsible for any liabilities relating to the Express IRA litigation, among other things, through an indemnification agreement. A portion of our accrual is related to these indemnity obligations.
LITIGATION AND CLAIMS PERTAINING TO THE DISCONTINUED OPERATIONS OF RSM MCGLADREY – On April 17, 2009, a shareholder derivative complaint was filed by Brian Menezes, derivatively and on behalf of nominal defendant International Textile Group, Inc. against McGladrey Capital Markets LLC (MCM) and others in the Court of Common Pleas, Greenville County, South Carolina (C.A. No. 2009-CP-23-3346) styled Brian P. Menezes, Derivatively on Behalf of Nominal Defendant, International Textile Group, Inc. (f/k/a Safety Components International, Inc.) v. McGladrey Capital Markets, LLC (f/k/a RSM EquiCo Capital Markets, LLC), et al. Plaintiffs filed an amended complaint in October 2011 styled In re International Textile Group Merger Litigation, adding a putative class action claim. Plaintiffs allege claims of aiding and abetting, civil conspiracy, gross negligence and breach of fiduciary duty against MCM in connection with a fairness opinion MCM provided to the Special Committee of Safety Components International, Inc. (SCI) in 2006 regarding the merger between International Textile Group, Inc. and SCI. Plaintiffs seek actual and punitive damages, pre-judgment interest, attorneys' fees and costs. On February 8, 2012, the court dismissed plaintiffs' civil conspiracy claim against all defendants. A class was certified on the remaining claims on November 20, 2012. The court granted summary judgment in favor of MCM on June 3, 2013 on the breach of fiduciary duty claim. To avoid the cost and inherent risk associated with litigation, the parties signed a memorandum of understanding to resolve the case, which is subject to approval by the court. The court granted preliminary approval of the settlement on February 19, 2014. A final approval hearing is set for June 23, 2014. A portion of our loss contingency accrual is related to this lawsuit for the amount of loss that we consider probable and reasonably estimable. We believe we have meritorious defenses to the claims in this case and intend to defend the case vigorously, but there can be no assurances as to its outcome or its impact on our consolidated financial position, results of operations and cash flows.
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
NOTE 12: LOSS CONTINGENCIES ARISING FROM REPRESENTATIONS AND WARRANTIES OF OUR DISCONTINUED MORTGAGE OPERATIONS
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

H&R Block Q3 FY2014 Form 10-Q	25

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
Representation and warranty claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan's compliance with the underwriting standards established by SCC at origination and borrower fraud for loans originated in calendar years 2006 and 2007. SCC has received $2.1 billion in claims since May 1, 2008, of which $190 million were received in fiscal year 2013 and $1.1 billion in fiscal year 2012. SCC received new claims totaling $70.3 million during the nine months ended January 31, 2014, all of which were initiated by parties with whom SCC has tolling agreements. These tolling agreements toll the running of any applicable statute of limitations related to potential lawsuits regarding representation and warranty claims and other claims against SCC. Claims totaling approximately $1.2 million remained subject to review as of January 31, 2014, none of which represent a reassertion of previously denied claims.
SETTLEMENT ACTIONS - SCC has entered into tolling agreements with the counterparties that initiated all of the new claims received by SCC during the nine months ended January 31, 2014. Beginning in the fourth quarter of fiscal year 2013 and continuing in fiscal year 2014, SCC has been engaged in discussions with these counterparties regarding the bulk settlement of previously denied and potential future claims. Based on settlement discussions with these counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the representation and warranty and other claims that are the subject of these discussions. In the event that current efforts to settle are not successful, SCC believes claim volumes may increase or litigation may result.
SCC continues to engage in a loan-by-loan review of new requests for repurchase. SCC will continue to vigorously contest any request for repurchase when it has concluded that a valid basis for repurchase does not exist. SCC's decision whether to engage in bulk settlement discussions is based on factors that vary by counterparty or type of counterparty and include the considerations used by SCC in determining its loss estimate, described below under "Liability for Estimated Contingent Losses."
LIABILITY FOR ESTIMATED CONTINGENT LOSSES - SCC records a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subjective, subject to a high degree of management judgment, and estimates may vary significantly period to period. SCC's loss estimate as of January 31, 2014 considers the experience gained through discussions with counterparties, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, the potential pro-rata realization of the claims as compared to all similar claims and other relevant facts and circumstances when developing its estimate of probable loss. The estimate is based on the best information currently available, significant management judgment, and a number of factors, including developments in case law and those factors mentioned above, that are subject to change. Changes in any one of these factors could significantly impact the estimate.
The liability is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Nine months ended January 31,	2014	2013
Balance, beginning of the period	$158,765	$130,018
Provisions	—	—
Payments	—	(11,253)
Balance, end of the period	$158,765	$118,765

26	H&R Block Q3 FY2014 Form 10-Q

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
ESTIMATED RANGE OF POSSIBLE LOSS - SCC believes it is reasonably possible that future representation and warranty losses may vary from amounts recorded for these exposures. SCC currently estimates that the range of reasonably possible loss could be up to approximately $40 million in excess of amounts accrued. This estimated range is based on currently available information, significant management judgment and a number of assumptions that are subject to change. The actual loss that may be incurred could be more or less than our accrual or the estimate of reasonably possible losses.
INDEMNIFICATION OBLIGATIONS - As described more fully in note 11, losses may also be incurred with respect to various indemnification claims by underwriters and depositors in securitization transactions in which SCC participated. Losses from these indemnification claims are frequently not subject to a stated term or limit. We have not concluded that a loss related to any of these indemnification claims is probable, have not accrued a liability for these claims and are not able to estimate a reasonably possible loss or range of loss for these claims. Accordingly, neither the accrued liability described above totaling $158.8 million, nor the estimated range of reasonably possible losses in excess of the amount accrued described above of up to approximately $40 million, includes any possible losses which may arise from these indemnification claims. There can be no assurances as to the outcome or impact of these indemnification claims. In the event of unfavorable outcomes on these claims, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our consolidated financial position, results of operations and cash flows.
NOTE 13: DISCONTINUED OPERATIONS
Discontinued operations consist of our former Business Services segment and SCC. We sold or ceased to operate all businesses within our former Business Services segment in fiscal year 2012. SCC exited its mortgage business in fiscal year 2008.
Results of our discontinued operations are as follows:

(in 000s)
	Three months ended		Nine months ended
	January 31,		January 31,
	2014	2013	2014	2013
Revenues	$—	$—	$—	$—
Pretax income (loss) from operations:
RSM and related businesses	$265	$(511)	$(1,571)	$(204)
Mortgage	(3,389)	(765)	(7,825)	(10,639)
	(3,124)	(1,276)	(9,396)	(10,843)
Income tax benefit	(1,164)	(483)	(3,591)	(4,215)
Net loss from discontinued operations	$(1,960)	$(793)	$(5,805)	$(6,628)

H&R Block Q3 FY2014 Form 10-Q	27

NOTE 14: REGULATORY CAPITAL REQUIREMENTS
The following table sets forth HRB Bank's regulatory capital requirements calculated in its Call Report, as filed with the Federal Financial Institutions Examination Council (FFIEC):

(dollars in 000s)
	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2013:
Total risk-based capital ratio (1)	$517,031	72.5%	$57,023	8.0%		$71,279	10.0%
Tier 1 risk-based capital ratio (2)	508,015	71.3%	N/A	N/A		42,768	6.0%
Tier 1 capital ratio (leverage) (3)	508,015	37.1%	164,404	12.0%	(5)	68,502	5.0%
Tangible equity ratio (4)	508,015	37.1%	20,550	1.5%		N/A	N/A
As of December 31, 2012:
Total risk-based capital ratio (1)	$469,979	61.9%	$60,747	8.0%		$75,934	10.0%
Tier 1 risk-based capital ratio (2)	460,341	60.6%	N/A	N/A		45,561	6.0%
Tier 1 capital ratio (leverage) (3)	460,341	29.7%	62,041	12.0%	(5)	77,551	5.0%
Tangible equity ratio (4)	460,341	29.7%	23,265	1.5%		N/A	N/A
As of March 31, 2013:
Total risk-based capital ratio (1)	$506,734	131.6%	$30,806	8.0%		$38,508	10.0%
Tier 1 risk-based capital ratio (2)	501,731	130.3%	N/A	N/A		23,105	6.0%
Tier 1 capital ratio (leverage) (3)	501,731	25.5%	236,315	12.0%	(5)	98,464	5.0%
Tangible equity ratio (4)	501,731	25.5%	29,539	1.5%		N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.

(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.

(3)	Tier 1 (core) capital divided by adjusted total assets.

(4)	Tangible capital divided by tangible assets.

(5)	Effective April 5, 2012, the minimum capital requirement was changed to 4% by the OCC, although HRB Bank plans to maintain a minimum of 12.0% leverage capital at the end of each calendar quarter.
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table above. As of January 31, 2014, HRB Bank’s leverage ratio was 37.1%.
NOTE 15: SEGMENT INFORMATION
Results of our continuing operations by reportable segment are as follows:

(in 000s)
	Three months ended		Nine months ended
	January 31,		January 31,
	2014	2013	2014	2013
REVENUES :
Tax Services	$193,996	$464,634	$443,727	$684,706
Corporate and eliminations	5,774	7,345	17,578	21,025
	$199,770	$471,979	$461,305	$705,731
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES :
Tax Services	$(322,099)	$(64,189)	$(625,807)	$(335,203)
Corporate and eliminations	(25,726)	(32,079)	(85,874)	(92,622)
	$(347,825)	$(96,268)	$(711,681)	$(427,825)

28	H&R Block Q3 FY2014 Form 10-Q

NOTE 16: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended January 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$54,455	$146,755	$(1,440)	$199,770
Cost of revenues	—	55,634	309,343	(1,440)	363,537
Selling, general and administrative	—	10,346	164,102	—	174,448
Total expenses	—	65,980	473,445	(1,440)	537,985
Operating loss	—	(11,525)	(326,690)	—	(338,215)
Other income (expense), net	(347,825)	232	(9,842)	347,825	(9,610)
Loss from continuing operations before tax benefit	(347,825)	(11,293)	(336,532)	347,825	(347,825)
Income taxes (benefit)	(135,074)	7,602	(142,676)	135,074	(135,074)
Net loss from continuing operations	(212,751)	(18,895)	(193,856)	212,751	(212,751)
Net income (loss) from discontinued operations	(1,960)	(2,118)	158	1,960	(1,960)
Net loss	(214,711)	(21,013)	(193,698)	214,711	(214,711)
Other comprehensive loss	(6,239)	(3,052)	(3,187)	6,239	(6,239)
Comprehensive loss	$(220,950)	$(24,065)	$(196,885)	$220,950	$(220,950)

Three months ended January 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$58,616	$414,858	$(1,495)	$471,979
Cost of revenues	—	68,333	310,776	(1,491)	377,618
Selling, general and administrative	—	11,327	175,674	(4)	186,997
Total expenses	—	79,660	486,450	(1,495)	564,615
Operating loss	—	(21,044)	(71,592)	—	(92,636)
Other income (expense), net	(96,268)	(4,938)	1,306	96,268	(3,632)
Loss from continuing operations before tax benefit	(96,268)	(25,982)	(70,286)	96,268	(96,268)
Income tax benefit	(79,353)	(31,416)	(47,937)	79,353	(79,353)
Net income (loss) from continuing operations	(16,915)	5,434	(22,349)	16,915	(16,915)
Net loss from discontinued operations	(793)	(483)	(310)	793	(793)
Net income (loss)	(17,708)	4,951	(22,659)	17,708	(17,708)
Other comprehensive income (loss)	370	(569)	939	(370)	370
Comprehensive income (loss)	$(17,338)	$4,382	$(21,720)	$17,338	$(17,338)

H&R Block Q3 FY2014 Form 10-Q	29

Nine months ended January 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$102,840	$360,095	$(1,630)	$461,305
Cost of revenues	—	121,925	674,159	(1,630)	794,454
Selling, general and administrative	—	25,753	339,484	—	365,237
Total expenses	—	147,678	1,013,643	(1,630)	1,159,691
Operating loss	—	(44,838)	(653,548)	—	(698,386)
Other income (expense), net	(711,681)	1,938	(15,233)	711,681	(13,295)
Loss from continuing operations before tax benefit	(711,681)	(42,900)	(668,781)	711,681	(711,681)
Income tax benefit	(282,645)	(3,999)	(278,646)	282,645	(282,645)
Net loss from continuing operations	(429,036)	(38,901)	(390,135)	429,036	(429,036)
Net loss from discontinued operations	(5,805)	(4,834)	(971)	5,805	(5,805)
Net loss	(434,841)	(43,735)	(391,106)	434,841	(434,841)
Other comprehensive loss	(15,326)	(9,668)	(5,658)	15,326	(15,326)
Comprehensive loss	$(450,167)	$(53,403)	$(396,764)	$450,167	$(450,167)

Nine months ended January 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$98,531	$608,773	$(1,573)	$705,731
Cost of revenues	—	137,146	647,476	(1,569)	783,053
Selling, general and administrative	—	26,288	326,518	(4)	352,802
Total expenses	—	163,434	973,994	(1,573)	1,135,855
Operating loss	—	(64,903)	(365,221)	—	(430,124)
Other income (expense), net	(427,825)	(2,428)	4,727	427,825	2,299
Loss from continuing operations before tax benefit	(427,825)	(67,331)	(360,494)	427,825	(427,825)
Income tax benefit	(204,061)	(46,374)	(157,687)	204,061	(204,061)
Net loss from continuing operations	(223,764)	(20,957)	(202,807)	223,764	(223,764)
Net loss from discontinued operations	(6,628)	(6,503)	(125)	6,628	(6,628)
Net loss	(230,392)	(27,460)	(202,932)	230,392	(230,392)
Other comprehensive loss	(3,090)	(315)	(2,775)	3,090	(3,090)
Comprehensive loss	$(233,482)	$(27,775)	$(205,707)	$233,482	$(233,482)

30	H&R Block Q3 FY2014 Form 10-Q

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of January 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$181,483	$256,541	$(620)	$437,404
Cash & cash equivalents — restricted	—	4,883	39,972	—	44,855
Receivables, net	—	529,954	147,267	—	677,221
Mortgage loans held for investment, net	—	282,149	—	—	282,149
Intangible assets and goodwill, net	—	—	756,105	—	756,105
Investments in subsidiaries	2,845,467	—	1,079	(2,845,467)	1,079
Amounts due from affiliates	—	542,657	2,167,747	(2,710,404)	—
Other assets	9,708	598,966	707,800	—	1,316,474
Total assets	$2,855,175	$2,140,092	$4,076,511	$(5,556,491)	$3,515,287

Customer deposits	$—	$807,507	$—	$(620)	$806,887
Commercial paper borrowings	—	194,984	—	—	194,984
Long-term debt	—	897,365	9,164	—	906,529
Other liabilities	669	237,199	682,260	—	920,128
Amounts due to affiliates	2,167,747	—	542,657	(2,710,404)	—
Stockholders’ equity	686,759	3,037	2,842,430	(2,845,467)	686,759
Total liabilities and stockholders’ equity	$2,855,175	$2,140,092	$4,076,511	$(5,556,491)	$3,515,287

As of January 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$294,816	$124,102	$(533)	$418,385
Cash & cash equivalents — restricted	—	1,613	36,345	—	37,958
Receivables, net	963	555,418	392,779	—	949,160
Mortgage loans held for investment, net	—	357,887	—	—	357,887
Intangible assets and goodwill, net	—	—	723,491	—	723,491
Investments in subsidiaries	2,834,612	556	—	(2,834,612)	556
Amounts due from affiliates	62	496,760	2,208,626	(2,705,448)	—
Other assets	8,244	630,999	805,816	—	1,445,059
Total assets	$2,843,881	$2,338,049	$4,291,159	$(5,540,593)	$3,932,496

Customer deposits	$—	$1,037,501	$—	$(533)	$1,036,968
Commercial paper borrowings	—	424,967	—	—	424,967
Long-term debt	—	896,848	9,877	—	906,725
Other liabilities	367	251,833	676,748	—	928,948
Amounts due to affiliates	2,208,626	—	496,822	(2,705,448)	—
Stockholders’ equity	634,888	(273,100)	3,107,712	(2,834,612)	634,888
Total liabilities and stockholders’ equity	$2,843,881	$2,338,049	$4,291,159	$(5,540,593)	$3,932,496

H&R Block Q3 FY2014 Form 10-Q	31

As of April 30, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$558,110	$1,192,197	$(2,723)	$1,747,584
Cash & cash equivalents — restricted	—	75,096	42,741	—	117,837
Receivables, net	769	99,844	106,222	—	206,835
Mortgage loans held for investment, net	—	338,789	—	—	338,789
Intangible assets and goodwill, net	—	—	719,221	—	719,221
Investments in subsidiaries	3,444,442	473	—	(3,444,442)	473
Amounts due from affiliates	—	410,590	2,189,625	(2,600,215)	—
Other assets	8,390	645,166	753,484	—	1,407,040
Total assets	$3,453,601	$2,128,068	$5,003,490	$(6,047,380)	$4,537,779

Customer deposits	$—	$939,187	$—	$(2,723)	$936,464
Long-term debt	—	896,978	9,702	—	906,680
Other liabilities	429	245,862	1,184,797	—	1,431,088
Amounts due to affiliates	2,189,625	—	410,590	(2,600,215)	—
Stockholders’ equity	1,263,547	46,041	3,398,401	(3,444,442)	1,263,547
Total liabilities and stockholders’ equity	$3,453,601	$2,128,068	$5,003,490	$(6,047,380)	$4,537,779

32	H&R Block Q3 FY2014 Form 10-Q

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Nine months ended January 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$(309)	$(347,188)	$(772,825)	$—	$(1,120,322)
Cash flows from investing:
Purchases of AFS securities	—	(45,158)	—	—	(45,158)
Maturities and payments received on AFS securities	—	72,502	—	—	72,502
Mortgage loans held for investment, net	—	35,320	—	—	35,320
Capital expenditures	—	(59)	(125,595)	—	(125,654)
Payments for business acquisitions, net	—	—	(37,865)	—	(37,865)
Proceeds received on notes receivable	—	—	64,865	—	64,865
Loans made to franchisees	—	(62,039)	—	—	(62,039)
Repayments from franchisees	—	17,893	—	—	17,893
Intercompany advances (payments)	142,407	—	—	(142,407)	—
Other, net	—	6,384	5,843	—	12,227
Net cash provided by (used in) investing activities	142,407	24,843	(92,752)	(142,407)	(67,909)
Cash flows from financing:
Repayments of commercial paper	—	(80,930)	—	—	(80,930)
Proceeds from commercial paper	—	275,914	—	—	275,914
Customer banking deposits, net	—	(127,050)	—	2,103	(124,947)
Dividends paid	(164,134)	—	—	—	(164,134)
Repurchase of common stock	(6,047)	—	—	—	(6,047)
Proceeds from stock options	28,083	—	—	—	28,083
Intercompany advances (payments)	—	(122,216)	(20,191)	142,407	—
Other, net	—	—	(29,872)	—	(29,872)
Net cash used in financing activities	(142,098)	(54,282)	(50,063)	144,510	(101,933)
Effects of exchange rates on cash	—	—	(20,016)	—	(20,016)
Net decrease in cash	—	(376,627)	(935,656)	2,103	(1,310,180)
Cash – beginning of the period	—	558,110	1,192,197	(2,723)	1,747,584
Cash – end of the period	$—	$181,483	$256,541	$(620)	$437,404

H&R Block Q3 FY2014 Form 10-Q	33

Nine months ended January 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$(158)	$(408,904)	$(902,864)	$—	$(1,311,926)
Cash flows from investing:
Purchases of AFS securities	—	(108,351)	—	—	(108,351)
Maturities and payments received on AFS securities	—	86,756	52	—	86,808
Mortgage loans held for investment, net	—	31,205	—	—	31,205
Capital expenditures	—	(58)	(96,005)	—	(96,063)
Payments for business acquisitions, net	—	—	(20,662)	—	(20,662)
Loans made to franchisees	—	(68,874)	—	—	(68,874)
Repayments from franchisees	—	9,594	—	—	9,594
Net intercompany advances	491,619	—	—	(491,619)	—
Other, net	—	(21,879)	7,906	—	(13,973)
Net cash provided by (used in) investing activities	491,619	(71,607)	(108,709)	(491,619)	(180,316)
Cash flows from financing:
Repayments of commercial paper	—	(789,271)	—	—	(789,271)
Proceeds from commercial paper	—	1,214,238	—	—	1,214,238
Repayments of long-term debt	—	(605,790)	(30,831)	—	(636,621)
Proceeds from long-term debt	—	497,185	—	—	497,185
Customer banking deposits, net	—	208,443	—	310	208,753
Dividends paid	(162,692)	—	—	—	(162,692)
Repurchase of common stock	(340,298)	—	—	—	(340,298)
Proceeds from stock options	11,529	—	—	—	11,529
Net intercompany advances	—	(251,638)	(239,981)	491,619	—
Other, net	—	(12,987)	(23,126)	—	(36,113)
Net cash provided by (used in) financing activities	(491,461)	260,180	(293,938)	491,929	(33,290)
Effects of exchange rates on cash	—	—	(417)	—	(417)
Net decrease in cash	—	(220,331)	(1,305,928)	310	(1,525,949)
Cash – beginning of the period	—	515,147	1,430,030	(843)	1,944,334
Cash – end of the period	$—	$294,816	$124,102	$(533)	$418,385

34	H&R Block Q3 FY2014 Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide tax preparation and retail banking services. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or virtually via the internet) or prepared and filed by our clients through H&R Block tax software, either online or using our software or mobile applications.
RECENT DEVELOPMENTS
The IRS delayed the accepting and processing of tax returns until January 31, 2014 to allow adequate time to program and test tax processing systems following the U.S. government closure. As a result, a substantial number of tax returns which were completed on behalf of our clients were not electronically filed with the IRS during the fiscal third quarter. We recognize revenue for tax preparation services when tax returns are electronically filed and therefore, we did not recognize revenue for these tax returns in our fiscal third quarter, but will instead recognize it in our fiscal fourth quarter. See further discussion below under Results of Operations.
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
RESULTS OF OPERATIONS
OVERVIEW - A summary of our consolidated results is as follows:

Consolidated Results of Operations Data		(in 000s, except per share amounts)
	Three months ended		Nine months ended
	January 31,		January 31,
	2014	2013	2014	2013
Pretax loss	$(347,825)	$(96,268)	$(711,681)	$(427,825)
Income tax benefit	(135,074)	(79,353)	(282,645)	(204,061)
Net loss from continuing operations	(212,751)	(16,915)	(429,036)	(223,764)
Net loss from discontinued operations	(1,960)	(793)	(5,805)	(6,628)
NET LOSS	$(214,711)	$(17,708)	$(434,841)	$(230,392)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.78)	$(0.06)	$(1.57)	$(0.82)
Discontinued operations	—	(0.01)	(0.02)	(0.02)
Consolidated	$(0.78)	$(0.07)	$(1.59)	$(0.84)

EBITDA FROM CONTINUING OPERATIONS (1)	$(301,571)	$(52,202)	$(587,125)	$(295,688)
EBITDA FROM CONTINUING OPERATIONS - ADJUSTED (1)	(300,567)	(47,153)	(581,257)	(293,391)

(1)	See “Non-GAAP Financial Information” at the end of this item for a reconciliation of non-GAAP measures.

H&R Block Q3 FY2014 Form 10-Q	35

TAX SERVICES
This segment primarily consists of our income tax preparation offerings - assisted, online, software and mobile applications, including tax operations primarily in the U.S. and its territories, Canada, and Australia. This segment also includes the activities of HRB Bank that primarily support the tax network.

Tax Services – Operating Statistics (U.S. only)
	Nine months ended
	January 31,
	2014	2013
Tax returns prepared: (in 000s) (1)
Company-owned operations	1,516	1,695
Franchise operations	1,037	1,143
Total assisted returns	2,553	2,838
Desktop (2)	137	143
Online (2)	654	865
Free File Alliance (2)	64	65
Total tax software (2)	855	1,073
Total U.S. returns	3,408	3,911

As of January 31,	2014	2013
Tax offices:
Company-owned offices	6,012	5,734
Company-owned shared locations (3)	74	477
Total company-owned offices	6,086	6,211
Franchise offices	4,266	4,384
Franchise shared locations (3)	26	123
Total franchise offices	4,292	4,507
Total U.S. offices	10,378	10,718

(1)
Fiscal year 2014 and 2013 include approximately 1.8 million returns and 0.2 million returns, respectively, which were completed at January 31, but were not electronically filed with the IRS. Revenue related to these returns will be recognized in the fourth quarter.

(2)	Tax software return counts for fiscal year 2013 have been restated to primarily reflect accepted e-files. No changes were made to previously reported assisted return counts.

(3)	Shared locations include offices located within third-party businesses.

36	H&R Block Q3 FY2014 Form 10-Q

Tax Services – Financial Results			(dollars in 000s)
	Three months ended		Nine months ended
	January 31,		January 31,
	2014	2013	2014	2013
Tax preparation fees:
U.S.	$72,108	$254,225	$123,145	$296,865
International	9,253	19,960	82,915	85,543
	81,361	274,185	206,060	382,408
Royalties	15,061	56,211	31,150	71,692
Fees from refund anticipation checks	15,542	44,706	21,282	49,176
Fees from Emerald Card	12,689	11,379	37,299	31,716
Fees from Peace of Mind® guarantees	12,684	11,950	59,661	57,505
Interest and fee income on Emerald Advance	27,656	28,399	28,602	30,074
Other	29,003	37,804	59,673	62,135
Total revenues	193,996	464,634	443,727	684,706

Compensation and benefits:
Field wages	136,885	136,532	226,320	214,230
Other wages	41,629	37,039	112,029	105,998
Benefits and other compensation	34,696	32,369	72,811	65,908
	213,210	205,940	411,160	386,136
Occupancy and equipment	88,148	84,631	250,332	246,749
Marketing and advertising	77,852	99,262	97,435	118,100
Depreciation and amortization	31,819	24,557	81,253	68,421
Bad debt	31,420	39,528	38,535	41,148
Supplies	7,387	8,724	14,355	15,155
Other	66,259	66,181	176,464	144,200
Total expenses	516,095	528,823	1,069,534	1,019,909
Pretax loss	$(322,099)	$(64,189)	$(625,807)	$(335,203)

Three months ended January 31, 2014 compared to January 31, 2013
Tax Services revenues decreased $270.6 million, or 58.2%, from the prior year, almost entirely due to revenue we did not recognize for returns that were completed at January 31, 2014 but that had not yet been electronically filed with the IRS. As shown in the table below, a substantial increase in completed returns not yet filed in the current quarter compared to the prior year, adversely impacted revenues for tax preparation services in company-owned offices, royalties due from franchisees, fees from RACs and revenue from tax returns prepared online.

Unrecognized Revenue for Completed Tax Returns Not Yet Filed		(in 000s)
Three months ended January 31,	2014	2013	Revenue Decline
Tax preparation fees	$192,405	$13,202	$(179,203)
Royalties from franchisees	37,699	338	(37,361)
Fees from refund anticipation checks	38,827	1,696	(37,131)
Other revenues (digital services)	7,816	1,214	(6,602)
Total	$276,747	$16,450	$(260,297)

The business of our Tax Services segment is highly seasonal and results for our third quarter represent only a small portion of the tax season. Third quarter results are not indicative of the results we expect for the entire fiscal year. Tax returns prepared in company-owned and franchise offices through February 28, 2014 decreased 9.1% from the prior year. Returns prepared using our tax software increased 1.2% through February 28, 2014 from the prior year.

H&R Block Q3 FY2014 Form 10-Q	37

We believe these results may not be indicative of results for the entire fiscal year due to the delayed start of the tax season.
International tax preparation fees decreased $10.7 million, or 53.6%, due primarily to a shift in revenues for our Australian tax operations from the third quarter to the second quarter of the current fiscal year.
Total expenses decreased $12.7 million, or 2.4%, from the prior year. Total compensation and benefits increased $7.3 million due primarily to higher severance benefits and in-sourcing of certain contract labor. Marketing and advertising expenses decreased $21.4 million, or 21.6%, due to a lower planned spend in the current year. Depreciation and amortization expense increased $7.3 million, or 29.6%, due to improvements to existing offices and acquisitions of competitor and franchise offices. Bad debt expense declined $8.1 million, or 20.5%, primarily due to the delay in the tax season, as discussed above. Other expenses were essentially flat compared to the prior year, as higher foreign currency losses of $5.9 million were offset by lower legal and consulting expenses.
The pretax loss for the current quarter totaled $322.1 million compared to $64.2 million in the prior year.
Nine months ended January 31, 2014 compared to January 31, 2013
Tax Services' revenues decreased $241.0 million, or 35.2%, compared to the prior year. As discussed above, this decline is primarily due to revenue we did not recognize for returns that were completed at January 31, 2014 but that had not yet been electronically filed with the IRS.
Emerald Card fees increased $5.6 million, or 17.6%, primarily due to higher transaction volumes on Emerald Card accounts.
Total expenses increased $49.6 million, or 4.9%, over the prior year. Total compensation and benefits increased $25.0 million primarily due to higher off-season variable wages. Marketing and advertising expenses decreased $20.7 million, or 17.5%, due to a lower spend in the current year. Depreciation and amortization expense increased $12.8 million, or 18.8%, due to improvements to existing offices and acquisitions of competitor and franchise offices. Other expenses increased $32.3 million, or 22.4%, over the prior year due in part to higher foreign currency losses of $13.2 million and litigation expenses of $8.2 million. The increase in other expenses is also due to higher costs for travel and meetings and higher costs associated with our financial product offerings and health insurance initiative.
The pretax loss for the current year totaled $625.8 million compared to $335.2 million in the prior year.
CORPORATE AND ELIMINATIONS
Corporate operating results include net interest margin and gains or losses relating to mortgage loans, real estate owned and residual interests in securitizations, along with interest expense on borrowings, other corporate expenses and eliminations of intercompany activities.

Corporate – Operating Results				(in 000s)
	Three months ended		Nine months ended
	January 31,		January 31,
	2014	2013	2014	2013
Total revenues	$5,774	$7,345	$17,578	$21,025

Interest expense	13,467	17,540	40,290	60,111
Other, net	18,033	21,884	63,162	53,536
Total expense	31,500	39,424	103,452	113,647
Pretax loss	$(25,726)	$(32,079)	$(85,874)	$(92,622)

Three months ended January 31, 2014 compared to January 31, 2013
Interest expense decreased $4.1 million, or 23.2%, due to lower interest rates on our Senior Notes issued in fiscal year 2013, and lower principal balances outstanding. Other expenses declined $3.9 million, or 17.6%, primarily due to a decline in our provision for loan losses resulting from improvement in collateral values.

38	H&R Block Q3 FY2014 Form 10-Q

Nine months ended January 31, 2014 compared to January 31, 2013
Interest expense decreased $19.8 million, or 33.0%, due to lower interest rates on our Senior Notes issued in fiscal year 2013, and lower principal balances outstanding. Other expenses increased $9.6 million, or 18.0%, from the prior year primarily as a result of higher insurance expenses, consulting fees and stock-based compensation.
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
We received new claims totaling $70.3 million during the nine months ended January 31, 2014, all of which were initiated by parties with whom we have tolling agreements. We had no payments for losses on representation and warranty claims during the nine months ended January 31, 2014, while loss payments totaled $11.3 million for the nine months ended January 31, 2013.
SCC has accrued a liability as of January 31, 2014 for estimated contingent losses arising from representation and warranty claims of $158.8 million. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors, including developments in case law and those factors mentioned above, that are subject to change. Changes in any one of these factors could significantly impact the estimate. It is reasonably possible that future representation and warranty losses may vary from the amounts recorded for these exposures. SCC currently estimates that the range of reasonably possible loss could be up to $40 million in excess of amounts accrued. This estimated range is based on currently available information, significant judgment and a number of assumptions that are subject to change. The actual loss that may be incurred could be more or less than our accrual or the estimate of reasonably possible losses. In the event of unfavorable outcomes on these claims, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our consolidated financial position, results of operations and cash flows.
The accrued liability, and estimated range of reasonably possible loss, arising from the representation and warranty claims referenced above does not include the accrued liability or estimated range of reasonably possible loss arising from the claims described under the caption "Litigation And Other Claims, Including Indemnification Claims, Pertaining To Discontinued Mortgage Operations" in Item 1, note 11, to the consolidated financial statements. In the event of unfavorable outcomes on these claims, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our consolidated financial position, results of operations and cash flows.
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
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under our 2012 CLOC and the issuance of commercial paper, we believe that, in the absence of any unexpected developments, our existing sources of capital at January 31, 2014 are sufficient to meet our operating needs.

H&R Block Q3 FY2014 Form 10-Q	39

The following table summarizes our statements of cash flows for the nine months ended January 31, 2014 and 2013. See Item 1 for the complete statements of cash flows.

	(in 000s)
Nine months ended January 31,	2014	2013
Net cash provided by (used in):
Operating activities	$(1,120,322)	$(1,311,926)
Investing activities	(67,909)	(180,316)
Financing activities	(101,933)	(33,290)
Effects of exchange rates on cash	(20,016)	(417)
Net change in cash and cash equivalents	$(1,310,180)	$(1,525,949)

CASH FROM OPERATING ACTIVITIES - Cash used in operations decreased $191.6 million from the prior year period primarily due to favorable changes in restricted cash balances, combined with lower severance payments, interest expense on borrowings and income tax payments.
Restricted Cash. We hold certain cash balances that are restricted as to use. Cash and cash equivalents - restricted totaled $44.9 million, $38.0 million and $117.8 million at January 31, 2014 and 2013 and April 30, 2013, respectively, and primarily consisted of cash held by HRB Bank as required for regulatory compliance, and cash held by our captive insurance subsidiary that will be used to pay claims.
CASH FROM INVESTING ACTIVITIES - Cash used in investing activities totaled $67.9 million for the nine months ended January 31, 2014 compared to $180.3 million in the prior year period, primarily due to the following:
Available-for-Sale Securities. During the nine months ended January 31, 2014, HRB Bank purchased $45.2 million in mortgage-backed securities for regulatory purposes, compared to $108.4 million in the prior year. Additionally, we received payments on AFS securities of $72.5 million in the current period compared to $86.8 million in the prior year.
Mortgage Loans Held for Investment. We received net proceeds of $35.3 million and $31.2 million on our mortgage loans held for investment during the nine months ended January 31, 2014 and 2013, respectively.
Capital Expenditures. Total cash paid for property, equipment and internally-developed software was $125.7 million and $96.1 million during the nine months ended January 31, 2014 and 2013, respectively. The increase was primarily a result of upgrades to our tax offices.
Payments Made for Business Acquisitions. Net cash paid for acquired businesses was $37.9 million and $20.7 million during the nine months ended January 31, 2014 and 2013, respectively.
Proceeds from Long-Term Note Receivable. In December 2013, we received full payment in cash totaling $64.9 million, which included outstanding principal and accrued interest due from M&P.
Loans Made to Franchisees. Loans made to franchisees totaled $62.0 million and $68.9 million during the nine months ended January 31, 2014 and 2013, respectively. We received payments from franchisees totaling $17.9 million and $9.6 million, respectively. These amounts include both the term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding off-season working capital needs.
CASH FROM FINANCING ACTIVITIES - Cash used in financing activities totaled $101.9 million for the nine months ended January 31, 2014 compared to $33.3 million in the prior year period, and primarily relates to the following:
Short-Term Borrowings. We had commercial paper borrowings of $195.0 million and $425.0 million at January 31, 2014 and 2013, respectively. These borrowings were used to fund our seasonal working capital needs.
Long-Term Debt. We had no repayments of long-term debt during the nine months ended January 31, 2014. During the nine months ended January 31, 2013, we paid amounts totaling $636.6 million primarily related to the redemption of our $600.0 million Senior Notes in November 2012.
In October 2012, we issued $500.0 million of 5.50% Senior Notes. The Senior Notes are due November 1, 2022, and are not redeemable by the bondholders prior to maturity.

40	H&R Block Q3 FY2014 Form 10-Q

Customer Banking Deposits. Changes in customer banking deposits resulted in a use of cash of $124.9 million for the nine months ended January 31, 2014 compared to a source of $208.8 million of cash for the prior year. Deposit balances are a source of funds for our lending activities, and increases in deposits last year were in support of lending under our Emerald Advance lines of credit. Deposit balances have declined in the current year principally due to deposits that have been closed in anticipation of our plan to cease operating as an SLHC and the divestiture of HRB Bank.
Dividends. We have consistently paid quarterly dividends. Dividends paid totaled $164.1 million and $162.7 million for the nine months ended January 31, 2014 and 2013, respectively. Although we have historically paid dividends and currently plan to continue to do so, there can be no assurances that circumstances will not change that could affect our ability or decisions to pay dividends in the future.
Repurchase and Retirement of Common Stock. We had no open-market repurchases or retirements of our common stock during the nine months ended January 31, 2014. During the nine months ended January 31, 2013, we purchased and immediately retired 21.3 million shares of our common stock at a cost of $315.0 million. There was $857.5 million remaining under our current share repurchase authorization at January 31, 2014.
Although we have historically from time to time repurchased and retired common stock and our Board of Directors has approved an extension of our current share repurchase program, there can be no assurances that circumstances will not change that could affect our ability or decisions to repurchase and retire common stock in the future.
Issuances of Common Stock. Proceeds from the issuance of common stock in accordance with our stock-based compensation plans totaled $28.1 million and $11.5 million during the nine months ended January 31, 2014 and 2013, respectively, due to an increase in the number of stock options exercised.
EFFECTS OF EXCHANGE RATES ON CASH - The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $20.0 million during the nine months ended January 31, 2014 compared to $0.4 million in the prior year. This change resulted primarily from higher cash balances held by our Canadian operations coupled with a decline in Canadian exchange rates.
HRB BANK - As of January 31, 2014 and 2013 and April 30, 2013, HRB Bank had cash balances of $176.0 million, $291.2 million and $556.7 million, respectively. Dividends of this cash balance would be subject to regulatory approval.
ASSETS HELD BY FOREIGN SUBSIDIARIES - As of January 31, 2014 and 2013 and April 30, 2013, cash and cash equivalent balances of $168.3 million, $38.5 million and $273.1 million, respectively, were held by our foreign subsidiaries. As of January 31, 2014, our Canadian operations had approximately $157 million of U.S. dollar denominated borrowings due to various U.S. subsidiaries. These borrowings may be repaid in full or in part at any time. Non-borrowed funds would have to be repatriated to be available to fund domestic operations, and in certain circumstances this would trigger additional income taxes on those amounts. We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
During the prior year, we discontinued our use of foreign exchange forward contracts. Subsequent to the end of the current quarter, we began to enter into foreign exchange forward contracts, primarily to mitigate foreign currency exchange rate risk related to the funding of our Canadian operations.
BORROWINGS
The following table provides ratings for debt issued by Block Financial:

As of	January 31, 2014			April 30, 2013
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody’s	P-2	Baa2	Stable	P-2	Baa2	Negative
S&P	A-2	BBB	Negative	A-2	BBB	Negative
We had commercial paper borrowings of $195.0 million at January 31, 2014, compared to $425.0 million at the same time last year. These borrowings were used to fund our seasonal working capital needs.
There have been no other material changes in our borrowings from those reported at April 30, 2013 in our Annual Report on Form 10-K.

H&R Block Q3 FY2014 Form 10-Q	41

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
There have been no material changes in our contractual obligations and commercial commitments from those reported at April 30, 2013 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT
Regulatory Changes - In July 2013, the federal banking agencies issued final rules to implement changes required by the Dodd-Frank Act and to conform to the Basel III regulatory capital framework (the Basel III Capital Rules). The Basel III Capital Rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to depository institutions, compared to the current U.S. risk-based capital rules, and for the first time impose capital requirements on savings and loan holding companies (SLHC). H&R Block, Inc., H&R Block Group, Inc. and Block Financial LLC (our Holding Companies) are SLHCs because they control HRB Bank. The Basel III Capital Rules will become effective for our Holding Companies and HRB Bank on January 1, 2015 (subject to phase-in periods as discussed below), provided that our Holding Companies are still SLHCs on that date.
The Basel III Capital Rules, among other things, introduce a new capital measure called “Common Equity Tier 1,” which will consist of common stock instruments and related surplus (net of treasury stock), retained earnings, and subject to certain adjustments, minority common equity interests in subsidiaries (CET1). When fully phased in on January 1, 2019, the Basel III Capital Rules will require SLHCs to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average total consolidated assets.
Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

▪	4.5% CET1 to risk-weighted assets

▪	6.0% Tier 1 Capital to risk-weighted assets

▪	8.0% Total Capital to risk-weighted assets

▪	4.0% Leverage Ratio
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. Deductions from CET1 include, among other items, goodwill and other intangibles and deferred tax assets, all net of associated deferred tax liabilities. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items would flow through to regulatory capital; however, certain banking organizations, including our Holding Companies and HRB Bank, may make a one-time permanent election to continue to exclude these items. Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a four-year period. The implementation of the capital conservation buffer will begin on January 1, 2016 and will be phased in over a four-year period.
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
The prompt corrective action rules that apply to HRB Bank will be amended effective January 1, 2015 to incorporate a CET1 capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based

42	H&R Block Q3 FY2014 Form 10-Q

Capital Ratio and a 4% Tier 1 Leverage Ratio. To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio. Federal savings associations will be required to calculate their prompt corrective action capital ratios in the same manner as national banks. Accordingly, tangible equity ratios will be based on average total assets rather than period-end total assets.
For disclosures regarding the impact of these changes on the regulatory capital ratios of the Company and HRB Bank, see Part II, Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013.
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

43	H&R Block Q3 FY2014 Form 10-Q

The following is a reconciliation of EBITDA from continuing operations and adjusted EBITDA from continuing operations:

			(in 000s)
	Three months ended		Nine months ended
	January 31,		January 31,
	2014	2013	2014	2013
Net loss from continuing operations - reported	$(212,751)	$(16,915)	$(429,036)	$(223,764)
Add back:
Income taxes	(135,074)	(79,353)	(282,645)	(204,061)
Interest expense	14,443	19,428	43,203	64,895
Depreciation and amortization	31,811	24,638	81,353	67,242
	(88,820)	(35,287)	(158,089)	(71,924)
EBITDA from continuing operations	(301,571)	(52,202)	(587,125)	(295,688)
Adjustments:
Loss contingencies - litigation	346	(190)	1,069	(4,943)
Impairment of goodwill and intangible assets	11	—	11	1,421
Severance	1,092	(582)	4,025	475
Professional fees related to HRB Bank transaction	171	383	1,978	430
Loss on extinguishment of debt	—	5,790	—	5,790
Gain on sales of tax offices	(616)	(352)	(1,215)	(876)
	1,004	5,049	5,868	2,297
Adjusted EBITDA from continuing operations	$(300,567)	$(47,153)	$(581,257)	$(293,391)

The following is a reconciliation of adjusted pretax loss from continuing operations:

			(in 000s)
	Three months ended		Nine months ended
	January 31,		January 31,
	2014	2013	2014	2013
Pretax loss from continuing operations - reported	$(347,825)	$(96,268)	$(711,681)	$(427,825)
Adjustments:
Loss contingencies - litigation	346	(190)	1,069	(4,943)
Impairment of goodwill and intangible assets	11	—	11	1,421
Severance	1,092	(582)	4,025	475
Professional fees related to pending HRB Bank transaction	171	383	1,978	430
Loss on extinguishment of debt	—	5,790	—	5,790
Gain on sales of tax offices	(616)	(352)	(1,215)	(876)
	1,004	5,049	5,868	2,297
Pretax loss from continuing operations - adjusted	$(346,821)	$(91,219)	$(705,813)	$(425,528)

FORWARD-LOOKING INFORMATION
This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements within the meaning of the securities laws. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or variation of words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “targets,” “would,” “will,” “should,” “could,” “may” or other similar expressions. Forward-looking statements provide management's current expectations or predictions of future conditions, events or results. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-

44	H&R Block Q3 FY2014 Form 10-Q

looking statements. They may include estimates of revenues, income, earnings per share, capital expenditures, dividends, stock repurchase, liquidity, capital structure or other financial items, descriptions of management's plans or objectives for future operations, services or products, or descriptions of assumptions underlying any of the above. All forward-looking statements speak only as of the date they are made and reflect the Company's good faith beliefs, assumptions and expectations, but they are not guarantees of future performance or events. Furthermore, the Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data or methods, future events or other changes, except as required by law.
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
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 11 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported at April 30, 2013 in our Annual Report on Form 10-K, as supplemented in our Quarterly Report on Form 10-Q for the fiscal quarter ending October 31, 2013.

H&R Block Q3 FY2014 Form 10-Q	45

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2014 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1 – November 30	1	$28.89	—	$857,504
December 1 – December 31	23	$28.72	—	$857,504
January 1 – January 31	1	$30.40	—	$857,504
	25	$28.80

(1)
We purchased approximately 25 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units. There were no open-market repurchases.

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
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1
The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended and restated effective November 7, 2013, filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2013, file number 1-06089, is incorporated herein by reference.

10.2
H&R Block, Inc. Executive Severance Plan, as amended and restated effective November 8, 2013, filed as Exhibit 10.01 to the Company's current report on Form 8-K filed November 8, 2013, file number 1-06089, is incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

46	H&R Block Q3 FY2014 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
March 6, 2014

/s/ Gregory J. Macfarlane
Gregory J. Macfarlane
Chief Financial Officer
March 6, 2014

/s/ Jeffrey T. Brown
Jeffrey T. Brown
Chief Accounting and Risk Officer
March 6, 2014

H&R Block Q3 FY2014 Form 10-Q	47