Form 10-K
period 2014-04-30
H&R BLOCK INC
filed 2014-06-19
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2014
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
Common Stock, without par value
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the registrant's Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2013, was $7,782,457,999.
Number of shares of the registrant's Common Stock, without par value, outstanding on May 31, 2014: 274,247,344.
Documents incorporated by reference
The definitive proxy statement for the registrant's Annual Meeting of Shareholders, to be held September 11, 2014, is incorporated by reference in Parts II and III to the extent described therein.

2014 FORM 10-K AND ANNUAL REPORT

INTRODUCTION
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Specified portions of our proxy statement are "incorporated by reference" in response to certain items. Our proxy statement will be made available to shareholders in July 2014, and will also be available on our website at www.hrblock.com.
FORWARD-LOOKING STATEMENTS
This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or variation of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "targets," "would," "will," "should," "could," "may" or other similar expressions. Forward-looking statements provide management's current expectations or predictions of future conditions, events or results. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. They may include estimates of revenues, income, earnings per share, capital expenditures, dividends, stock repurchase, liquidity, capital structure or other financial items, descriptions of management's plans or objectives for future operations, services or products, or descriptions of assumptions underlying any of the above. All forward-looking statements speak only as of the date they are made and reflect the Company's good faith beliefs, assumptions and expectations, but they are not guarantees of future performance or events. Furthermore, the Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data or methods, future events or other changes, except as required by law.
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause such differences include, but are not limited to, a variety of economic, competitive, operational and regulatory factors, many of which are beyond the Company's control. Investors should understand that it is not possible to predict or identify all such factors and, consequently, should not consider any such list to be a complete set of all potential risks or uncertainties.
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout this Form 10-K. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Policies" of this Form 10-K.
PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri and has subsidiaries that provide tax preparation, banking and other services. A complete list of our subsidiaries can be found in Exhibit 21.
Our Tax Services segment provides assisted income tax return preparation, digital do-it-yourself (DIY) tax solutions and other services and products related to income tax return preparation to the general public primarily in the United States (U.S.) and its territories, Canada and Australia. This segment also offers retail banking services in the U.S. through H&R Block Bank (HRB Bank), a federal savings bank.
In April 2014, our subsidiaries, HRB Bank and Block Financial LLC, the sole shareholder of HRB Bank (Block Financial), entered into a definitive Purchase and Assumption Agreement (P&A Agreement) with BofI Federal Bank, a federal savings bank (BofI). Pursuant to the P&A Agreement, HRB Bank will sell certain assets and assign certain liabilities, including all of HRB Bank's deposit liabilities, to BofI (P&A Transaction), subject to various closing conditions, including the receipt of certain regulatory and other required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions.

H&R Block, Inc. | 2014 Form 10-K	1

In connection with the additional agreements being entered into upon the closing of the P&A Transaction, BofI will offer H&R Block-branded financial products distributed by the Company to the Company's clients. An operating subsidiary of the Company will provide certain marketing, servicing and operational support to BofI with respect to such financial products.
The P&A Transaction is part of a three-step transaction pursuant to which the Company plans to divest HRB Bank (Divestiture Transaction), including: (1) the conversion of HRB Bank from a federal savings bank to a national bank; (2) the sale of certain HRB Bank assets and liabilities, including all deposit liabilities, to BofI in the P&A Transaction; and (3) the merger of HRB Bank with and into Block Financial.
The Company, H&R Block Group, Inc. and Block Financial (our Holding Companies) are savings and loan holding companies (SLHCs) because they control HRB Bank. By consummating the Divestiture Transaction, our Holding Companies will cease to be SLHCs and will no longer be subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve) as SLHCs or to the regulatory capital requirements applicable to SLHCs.
The obligations of the parties to complete the P&A Transaction are subject to the fulfillment of numerous conditions including regulatory approval. We cannot be certain when or if the conditions to and other components of the P&A Transaction will be satisfied, or whether the P&A Transaction will be completed. In addition, there may be changes to the terms and conditions of the P&A Agreement and other contemplated agreements as part of the regulatory approval process.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
See discussion below and in Item 8, note 20 to the consolidated financial statements.
DESCRIPTION OF BUSINESS
TAX SERVICES
GENERAL – We provide assisted and DIY tax return preparation - in-person, online, software and mobile applications - and related services to the general public primarily in the U.S. and its territories, Canada, and Australia. Major revenue sources include fees earned for tax preparation and related services performed at company-owned retail tax offices, royalties from franchisees, sales of tax preparation software, fees for online tax preparation services and fees from complementary services. HRB Bank also offers traditional retail banking services, primarily in support of the U.S. tax business.
Tax Returns Prepared. During fiscal year 2014, 24.2 million tax returns were prepared by and through H&R Block worldwide, compared to 24.8 million in 2013 and 24.9 million in 2012. In the U.S., 20.8 million tax returns were prepared by and through H&R Block during fiscal year 2014, compared to 21.6 million in 2013 and 21.7 million in 2012. The decline in returns in fiscal year 2014 is primarily due to the discontinuation of our free Federal 1040EZ promotion in virtually all markets. Our U.S. tax returns prepared during the 2014 tax season, including those prepared by our franchisees and those prepared and filed at no charge, constituted approximately 15% of an Internal Revenue Service (IRS) estimate of total individual income tax returns filed during the 2014 tax season. See Item 7, under "Tax Services," for further discussion of changes in the number of tax returns prepared.
ASSISTED – Assisted income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or by franchisees.
Offices. During the 2014 tax season, we, together with our franchisees, operated in 10,378 offices across the U.S. at the peak of the tax season, compared to 10,718 in the prior year. A summary of our company-owned and franchise offices is included in Item 7, under "Tax Services – Operating Statistics."
Franchises. We offer franchises as a way to expand our presence in certain markets. Our franchise arrangements provide us with certain rights designed to protect our brand. Most of our franchisees receive, among other things, the right to use our trademark and software, access to product offerings and expertise, signs, specialized forms, advertising and initial training and supervisory services. Our franchisees pay us approximately 30% of gross tax return preparation and related service revenues as a franchise royalty in the U.S. Our franchise arrangements typically include a ten year term and do not provide for automatic renewal.

2	2014 Form 10-K | H&R Block, Inc.

From time to time, we have sold certain company-owned offices to existing franchisees or have acquired the assets of existing franchisees and other tax return preparation businesses, and may continue to do so if future conditions warrant and satisfactory terms can be negotiated.
DO-IT-YOURSELF – In addition to our retail offices, we offer a number of DIY tax preparation alternatives. By offering professional assisted and DIY tax preparation options through multiple channels, we seek to serve our clients in the manner they choose to be served.
Online Tax Services. We offer a comprehensive range of online tax services, from tax advice to complete professional and DIY tax return preparation and electronic filing, through our website at www.hrblock.com. Services available at this website allow clients to prepare their federal and state income tax returns using our online tax program, access tax tips, advice and tax-related news, and use calculators for tax planning. We participate in the Free File Alliance (FFA). This alliance was created by the tax return preparation industry and the IRS, and allows qualified filers with an adjusted gross income of $58,000 or less to prepare and file their federal return online at no charge. We believe this program provides a valuable public service and increases our visibility with new clients, while also providing an opportunity to offer our state online tax services to these clients.
Software. We develop and market DIY desktop income tax preparation software. Our software offers a simple step-by-step tax preparation interview, data imports from money management software, calculations, completion of the appropriate tax forms, error checking and electronic filing. Our software may be purchased online, through third-party retail stores or via direct mail.
Mobile Applications. We develop and offer applications for mobile devices which provide tax and related services to clients, including online tax preparation and tools that complement our other tax preparation services and products.
OTHER OFFERINGS – In addition to our tax services, we also offer clients a number of additional services, including refund anticipation checks that include a fee deduction feature (RACs), H&R Block Emerald Advance® lines of credit (EAs), H&R Block Prepaid Emerald MasterCard®, our Peace of Mind® (POM) program, and, for our Canadian clients, a refund discount (Cash Back®) program.
Refund Anticipation Checks. RACs allow clients to receive their tax refunds by their chosen method of disbursement and include a feature allowing clients to deduct tax preparation and service fees from their tax refunds. Clients may choose to receive their RAC proceeds by direct deposit to a deposit account, by deposit to their H&R Block Prepaid Emerald MasterCard® or by receiving a check. RACs are available to U.S. clients and are frequently obtained by those who (1) do not have bank accounts into which the IRS can direct deposit their refunds; (2) like the convenience and benefits of a temporary account for receipt of their refund; or (3) prefer to have their tax preparation fees paid directly out of their refunds.
H&R Block Emerald Advance® Lines of Credit. EAs are unsecured lines of credit offered to clients in our offices typically from late November through mid-January, currently in an amount not to exceed $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be utilized year-round. Borrowers have the option to pay down balances on EAs with their tax refunds.
H&R Block Prepaid Emerald Mastercard®. The H&R Block Prepaid Emerald MasterCard® allows clients to receive their tax refunds from the IRS directly on a prepaid debit card, or to direct RAC proceeds to the card. The card can be used for everyday purchases, bill payments and ATM withdrawals anywhere MasterCard® is accepted. Additional funds can be added to the card account year-round through direct deposit or at participating retail locations.
Peace of Mind® Program. In addition to our standard guarantee, we offer our POM guarantee to U.S. clients, whereby we (1) represent our clients if they are audited by the IRS, and (2) assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to H&R Block. The POM guarantee has a cumulative limit of $5,500 in additional taxes assessed with respect to the federal, state and local tax returns we prepared for applicable clients during the taxable year covered by the guarantee.
Cash Back® Refund Discount Program. During the tax season, our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), for a fee. The fee charged for this service is mandated by federal legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund amount is then sent by the CRA directly to us. The number of returns discounted

H&R Block, Inc. | 2014 Form 10-K	3

under the Cash Back® program in fiscal year 2014 was 583 thousand, compared to 620 thousand in 2013 and 724 thousand in 2012.
SEASONALITY OF BUSINESS – Because most of our clients file their tax returns during the period from February through April of each year, substantially all of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through a majority of the fiscal year.
HRB Bank's operating results are subject to seasonal fluctuations primarily related to the offering of the H&R Block Prepaid Emerald MasterCard®, EAs and RACs, and therefore peak in February and taper off through the remainder of the tax season.
COMPETITIVE CONDITIONS – We provide both assisted and DIY tax preparation services and products and face substantial competition in and across each category. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services, and we face significant competition from independent tax preparers and certified public accountants. Many tax return preparation firms are involved in providing electronic filing services and refund transfers or similar services to the public. Commercial tax return preparers are highly competitive with regard to price and service, and many firms offer services that may include preparation of tax returns at no charge. Our assisted tax preparation business also faces competition from firms offering DIY tax preparation services and products. In terms of the number of offices and personal tax returns prepared and electronically filed in offices, online and via our software, we are one of the largest single providers of tax return preparation solutions and electronic filing services in the U.S. We also believe we operate the largest tax return preparation businesses in Canada and Australia.
Our DIY tax preparation options include various forms of digital electronic assistance, including online, mobile and desktop software. Many other companies offer digital and online tax preparation services, including Intuit, Inc., our largest competitor offering such services. Like all tax return preparation services and products, price and marketing competition for digital tax preparation services is intense among value and premium products and many firms offer digital services and products at no charge. Our digital DIY tax solutions services and products also compete with in-office tax preparation services. U.S. federal and certain state and foreign taxing authorities also currently offer, or facilitate the offering of, tax return preparation and filing options to taxpayers at no charge.
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
IRS regulations require all tax return preparers to use a PTIN as their identifying number on U.S. federal tax returns filed after December 31, 2010. On January 18, 2013, the Federal District Court for the District of Columbia enjoined the IRS from enforcing the regulations requiring paid tax return preparers to be authorized to practice before the IRS as a prerequisite to obtaining or renewing a PTIN. Under the enjoined regulations, the IRS would have been permitted to conduct tax compliance checks on tax return preparers, define the individuals who are considered "tax return

4	2014 Form 10-K | H&R Block, Inc.

preparers" for the PTIN requirement, and charge a PTIN user registration fee of $64.25 per year for new registrations and $63.00 per year for renewals. The IRS would also have been permitted to conduct background checks on PTIN applicants. The decision of the Federal District Court was appealed by the IRS. On February 11, 2014, the U.S. Court of Appeals for the District of Columbia Circuit upheld the decision of the lower court. The IRS has indicated that it will not appeal this decision.
Financial Privacy Regulations. The Gramm-Leach-Bliley Act and related Consumer Financial Protection Bureau (CFPB) and Federal Trade Commission (FTC) regulations require income tax preparers to (1) adopt and disclose consumer privacy notices, (2) provide consumers a reasonable opportunity to control (via "opt-out") whether their nonpublic personal information is disclosed to unaffiliated third-parties (subject to certain exceptions), and (3) implement reasonable safeguards to protect the security and confidentiality of nonpublic personal information. In addition, the IRS generally prohibits the use or disclosure of taxpayer information by tax return preparers for purposes other than tax return preparation without the prior written consent of the taxpayer.
State Regulations. Certain states have privacy laws and regulations similar to the U.S. federal regulations described above. Most states also have data security breach notice laws which may require notice to impacted individuals and others if there is unauthorized access to certain nonpublic personal information. Certain states have regulations and requirements relating to offering income tax courses. These requirements may include licensing, bonding and certain restrictions on advertising.
Franchise Regulations. Many of the income tax return preparation offices operating in the U.S. under the name "H&R Block" are operated by franchisees. Our franchising activities are subject to the rules and regulations of the FTC, potential enforcement by the CFPB, and various state laws regulating the offer and sale of franchises. The FTC and various state laws require us to furnish to prospective franchisees a franchise disclosure document containing certain prescribed information. A number of states in which we are currently franchising regulate the sale of franchises and require registration of the franchise disclosure document with certain state authorities. We are currently operating under exemptions from registration in several of these states based on our net worth and experience. Substantive state laws regulating the franchisor/franchisee relationship presently exist in a large number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor/franchisee relationship in certain respects. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. From time to time, we may make appropriate amendments to our franchise disclosure document to comply with our disclosure obligations under U.S. federal and state laws.
REGULATION AND SUPERVISION – BANK AND HOLDING COMPANIES – Our subsidiary, HRB Bank, is a federal savings bank chartered under the Home Owner's Loan Act, as amended (HOLA). Our Holding Companies are SLHCs because they control HRB Bank. The following is a general description of certain U.S. federal banking statutes and regulations that apply to HRB Bank and our Holding Companies.
The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law on July 21, 2010. This federal statute made extensive changes to the laws regulating federal savings banks, their holding companies and other financial services companies. The Dodd-Frank Act requires various federal agencies to adopt many new rules and regulations. The federal agencies are given significant discretion in drafting the new rules and regulations; consequently, many of the details and much of the impact of the Dodd-Frank Act are still not clear.
The Dodd-Frank Act substantially restructured the regulation of federal savings associations and SLHCs. The Office of Thrift Supervision (OTS), which previously was the primary federal regulator for both HRB Bank and our Holding Companies, was eliminated. On July 21, 2011, the OTS transferred its regulatory authority to the Office of the Comptroller of the Currency (OCC) and the Federal Reserve. On that date, the OCC, the primary federal regulator for national banks, became the primary federal regulator for federal savings banks, including HRB Bank, and the Federal Reserve became the primary federal regulator for all SLHCs and their nonbank subsidiaries, including our Holding Companies and their nonbank subsidiaries.
The Dodd-Frank Act further limited the activities of SLHCs and their nonbank subsidiaries. The OTS had authorized SLHCs and their nonbank subsidiaries to engage in the broadest range of financial activities that could be engaged in by a bank holding company that has elected to be a financial holding company (FHC). Pursuant to the Dodd-Frank Act,

H&R Block, Inc. | 2014 Form 10-K	5

the Federal Reserve has issued a regulation that SLHCs, and their nonbank subsidiaries, may only engage in such financial activities if the SLHCs qualify for and elect to become FHCs. Our Holding Companies have not elected to become FHCs and have no plans to do so.
The Dodd-Frank Act also weakened the federal preemption rules that have been applicable for national banks, federal savings banks and their subsidiaries, and gives state attorneys general the ability to enforce consumer protection laws. Prior to the enactment of the Dodd-Frank Act, OTS regulations provided that the HOLA, and the OTS regulations that interpret the HOLA, preempted the entire field of state regulation in the critical areas of lending and deposit-taking, resulting in federal preemption of most state consumer protection laws in those areas. The Dodd-Frank Act, effective July 21, 2011, changed the legal standard for federal savings association preemption of state laws to a "conflict" preemption standard that is the same as the standard for national bank preemption of state laws. The Dodd-Frank Act also eliminated, effective July 21, 2012, federal preemption for subsidiaries and affiliates of national banks and federal savings banks. As a result, state statutes and regulations that were previously not applicable to our nonbank subsidiaries are no longer preempted.
The Dodd-Frank Act also imposes consolidated capital requirements on SLHCs. These requirements may have a significant long term effect on our Holding Companies and, as a result, we are in the process of evaluating alternative means of ceasing to be an SLHC. See additional discussion in Item 1, under "Business," and in Item 8, note 2 to the consolidated financial statements. The Dodd-Frank Act required the Federal Reserve to promulgate minimum capital requirements for SLHCs, including leverage and risk-based capital requirements that are no less stringent than those applicable to banks at the time the Dodd-Frank Act was adopted.
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
Federal Reserve Regulation of SLHCs. Each of our Holding Companies is a SLHC within the meaning of the HOLA. As such, they are registered as unitary SLHCs with the Federal Reserve and are subject to Federal Reserve regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve has supervisory and enforcement authority over our Holding Companies and their non-bank subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to HRB Bank. Our Holding Companies are expected to be a source of strength to HRB Bank and able to commit capital and liquidity to the bank during times of economic stress.
Bank Regulatory Capital Requirements. OCC regulations require HRB Bank to maintain specified minimum levels of regulatory capital. To be well capitalized, a federal savings association must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 10.0%. To be adequately capitalized, a federal savings association must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. As of March 31, 2014, HRB Bank's most recent Call Report, HRB Bank was well-capitalized, with a leverage ratio of 32.1%, a Tier 1 risk-based capital ratio of 167.2%, and a total risk-based capital ratio of 168.5%.
In July 2013, the federal banking agencies issued final rules to implement changes that would increase the capital requirements for federal savings banks, including HRB Bank. The OCC has issued final capital regulations and the new capital regulations will become effective for HRB Bank on January 1, 2015. See discussion under the heading "New SLHC Regulatory Capital Requirements" below.
The OCC is authorized to take certain enforcement actions against federal savings banks that fail to meet the minimum ratios for an adequately capitalized institution and to impose other restrictions on federal savings banks that are less than adequately capitalized.
New SLHC Regulatory Capital Requirements. In July 2013, the federal banking agencies issued final rules to implement changes required by the Dodd-Frank Act and to conform to the Basel III regulatory capital framework (the Basel III Capital Rules). The Basel III Capital Rules implement the Basel Committee's December 2010 framework known

6	2014 Form 10-K | H&R Block, Inc.

as "Basel III" for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to depository institutions, compared to the current U.S. risk-based capital rules, and for the first time impose capital requirements on SLHCs. Our Holding Companies are SLHCs because they control HRB Bank. The Basel III Capital Rules will become effective for our Holding Companies and HRB Bank on January 1, 2015 (subject to phase-in periods as discussed below), provided that our Holding Companies are still SLHCs on that date.
The Basel III Capital Rules, among other things, introduce a new capital measure called "Common Equity Tier 1," which will consist of common stock instruments and related surplus (net of treasury stock), retained earnings, and subject to certain adjustments, minority common equity interests in subsidiaries (CET1). When fully phased in on January 1, 2019, the Basel III Capital Rules will require SLHCs to maintain (1) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (2) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (3) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (4) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average total consolidated assets.
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
The prompt corrective action rules that apply to HRB Bank will be amended effective January 1, 2015 to incorporate a CET1 capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% Total Risk-Based Capital Ratio, a 6% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4% Tier 1 Leverage Ratio. To be well capitalized, a banking organization will be required to have at least a 10% Total Risk-Based Capital Ratio, an 8% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5% Tier 1 Leverage Ratio. Federal savings associations will be required to calculate their prompt corrective action capital ratios in the same manner as national banks. Accordingly, tangible equity ratios will be based on average total assets rather than period-end total assets.
As discussed in Item 1, under "Business," by consummating the Divestiture Transaction, our Holding Companies will cease to be SLHCs, in which case we would no longer be subject to regulation by the Federal Reserve as SLHCs.

H&R Block, Inc. | 2014 Form 10-K	7

Limitations on Dividends and Other Capital Distributions. OCC and Federal Reserve regulations impose various restrictions on federal savings banks with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases and other transactions charged to the capital account. Additionally, any distributions of capital or investments by our Holding Companies must be approved by the Federal Reserve.
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
Consumer Protection Laws. In connection with its lending activities, HRB Bank is subject to federal laws designed to protect borrowers and promote lending, including the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Community Reinvestment Act (CR Act). In addition, federal banking regulations limit the ability of banks and other financial institutions to disclose nonpublic personal information to unaffiliated third parties. The CR Act requires the OCC to assess HRB Bank's record in meeting the credit needs of the communities served by HRB Bank, including low and moderate income neighborhoods. Under the CR Act, institutions are assigned a rating of outstanding, satisfactory, needs to improve, or substantial non-compliance. HRB Bank received a "satisfactory" rating in its most recent CR Act evaluation.
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
Qualified Thrift Lender Test. As a federal savings bank, HRB Bank is required to meet the Qualified Thrift Lender (QTL) test. This test requires HRB Bank to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, HRB Bank may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, HRB Bank is required to maintain a significant portion of its assets in residential housing related loans and investments. Any institution that fails to meet the QTL test is immediately subject to certain restrictions on its operations, unless it requalifies as a QTL. These restrictions also include limitations on paying dividends. Failure to meet the QTL test is a statutory violation subject to enforcement action. As of April 30, 2014, 2013 and 2012, HRB Bank met the QTL test.
Insurance of Accounts. HRB Bank is subject to certain regulations issued by the Federal Deposit Insurance Corporation (FDIC), which insures the deposits of HRB Bank to the maximum extent permitted by law. This regulation of HRB Bank is intended for the protection of its depositors.
The FDIC insures HRB Bank's deposit accounts. The FDIC assesses deposit insurance premiums on each FDIC-insured institution based on its capital, supervisory ratings, and other factors.
Transactions with Affiliates. Transactions between HRB Bank and its affiliates are required to be on terms at least as favorable to HRB Bank as transactions with non-affiliates, and certain covered transactions are restricted to a percentage of HRB Bank's capital.
Federal Home Loan Bank System. HRB Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB), which serves as a reserve or central bank for its members and makes loans or advances to its members. As of April 30, 2014 and 2013, HRB Bank had no outstanding advances from the FHLB.
Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB to administer and, in some cases, enforce U.S. federal consumer protection laws and expanded the role of state regulators with respect to consumer protection laws. The CFPB may issue regulations that apply to HRB Bank, and to our non-bank subsidiaries that provide consumer financial services and products. The CFPB may examine, and take enforcement actions against, our non-bank subsidiaries. See Item 1A for further information on the CFPB.

8	2014 Form 10-K | H&R Block, Inc.

See Item 7, under "Regulatory Environment," and Item 8, note 19 to the consolidated financial statements for additional discussion of regulatory requirements.
FOREIGN REGULATIONS – We are also subject to a variety of other regulations in various foreign markets, including anti-corruption laws and regulations concerning privacy, data protection and data retention. Foreign regulations and laws potentially affecting our business are evolving rapidly. We rely on external counsel in the countries in which we do business to advise us regarding compliance with applicable laws and regulations. As our international operations grow, we continue to develop and enhance our internal legal and operational compliance programs that guide our businesses in complying with laws and regulations applicable in the countries in which we do business.
SERVICE MARKS, TRADEMARKS AND PATENTS
We have made a practice of offering our services and products under service marks and trademarks and of securing registration for many of these marks in the U.S. and other countries where our services and products are marketed. We consider these service marks and trademarks, in the aggregate, to be of material importance to our business, particularly our businesses providing services and products under the "H&R Block" brand. The initial duration of U.S. federal trademark registrations is 10 years. Most U.S. federal registrations can be renewed perpetually at 10-year intervals and remain enforceable so long as the marks continue to be used.
We hold a small but growing patent portfolio that we believe is important to our overall competitive position, although we are not materially dependent on any one patent or particular group of patents in our portfolio at this time.
Our patents have remaining terms generally ranging from one to 20 years.
EMPLOYEES AND EXECUTIVE OFFICERS
We had approximately 2,200 regular full-time employees as of April 30, 2014. Our business is dependent on the availability of a seasonal workforce, including tax professionals, and our ability to hire, train, and supervise these employees. The highest number of persons we employed during the fiscal year ended April 30, 2014, including these seasonal employees, was approximately 88,000.
Information about our executive officers is as follows:

Name, age	Current position	Business experience since May 1, 2009
William C. Cobb, age 57	President and Chief Executive Officer
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

Gregory J. Macfarlane, age 44	Chief Financial Officer	Chief Financial Officer since June 2012; Executive Vice President and Chief Financial Officer of Ceridian Corporation from March 2007 until August 2011.
Jeffrey T. Brown, age 55	Chief Accounting and Risk Officer
Chief Accounting and Risk Officer since June 2012; Senior Vice President and Chief Financial Officer from September 2010 until June 2012; Interim Chief Financial Officer from May 2010 to September 2010; Vice President and Corporate Controller from March 2008 until September 2010.

Thomas A. Gerke, age 58	Chief Legal Officer
Chief Legal Officer (formerly titled Senior Vice President and General Counsel) since January 2012; Executive Vice President, General Counsel and Secretary of YRC Worldwide from January 2011 until April 2011; Executive Vice Chairman, Century Link, Inc. from July 2009 until December 2010; President and Chief Executive Officer, Embarq Corporation (in an interim capacity from December 2007 until March 2008 and by appointment from March 2008 until June 2009).

Delos L. ("Kip") Knight, III, age 57	President, U.S. Retail Operations
President, U.S. Retail Operations since October 2013; President, International and U.S. Franchise Operations from April 2012 until October 2013; President of KnightVision Marketing from August 2008 until April 2012. Prior to 2008, Mr. Knight held various positions at eBay, Yum! Restaurants International, PepsiCo and Procter & Gamble.

Jason L. Houseworth, age 39	President, Global Digital and Product Management
President, Global Digital and Product Management since May 2013; President, U.S. Tax Services from May 2012 until May 2013; Senior Vice President, Digital Tax Solutions from February 2011 until May 2012; Vice President, Technology from July 2008 until February 2011.

H&R Block, Inc. | 2014 Form 10-K	9

AVAILABILITY OF REPORTS AND OTHER INFORMATION
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.hrblock.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at www.sec.gov containing reports, proxy and information statements and other information regarding issuers who file electronically with the SEC.
The following corporate governance documents are posted on our website at www.hrblock.com:

▪	The Amended and Restated Articles of Incorporation of H&R Block, Inc.;

▪	The Amended and Restated Bylaws of H&R Block, Inc.;

▪	The H&R Block, Inc. Corporate Governance Guidelines;

▪	The H&R Block, Inc. Code of Business Ethics and Conduct;

▪	The H&R Block, Inc. Board of Directors Independence Standards;

▪	The H&R Block, Inc. Audit Committee Charter;

▪	The H&R Block, Inc. Compensation Committee Charter;

▪	The H&R Block, Inc. Finance Committee Charter; and

▪	The H&R Block, Inc. Governance and Nominating Committee Charter.
If you would like a printed copy of any of these corporate governance documents, please send your request to H&R Block, Inc., One H&R Block Way, Kansas City, Missouri 64105, Attention: Corporate Secretary.
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
An investment in our securities involves risk, including the risk that the value of an investment may decline or that returns on that investment may fall below expectations. There are a number of significant factors that could cause actual conditions, events or results to differ materially from those described in forward-looking statements, many of which are beyond management's control or its ability to accurately estimate or predict, or that could adversely affect our financial position, results of operations, cash flows and the value of an investment in our securities.
RISKS RELATING TO CONTINUING OPERATIONS
Increased competition for tax preparation clients could adversely affect our current market share and profitability. Offers of free tax preparation services could adversely affect our revenues and profitability.
We provide both assisted and DIY tax preparation services and products and face substantial competition throughout our businesses. The assisted tax services category in the tax preparation industry is highly competitive. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Many tax return preparation firms are involved in providing electronic filing and other related services to the public, and certain firms provide refund transfers and other similar services and products. Commercial tax return preparers are highly competitive with regard to price and service. In the DIY category of the tax preparation industry, options include the use of traditional paper forms and various forms of digital electronic assistance, including online, mobile and

10	2014 Form 10-K | H&R Block, Inc.

desktop software, all of which we offer. Our DIY services and products compete with a number of online and software companies, primarily on the basis of price and functionality. Individual tax filers may elect to change their tax preparation method, choosing from among various assisted and DIY offerings. Intense price competition could result in a reduction of our market share, lower revenues or lower margins and profitability
U.S. federal and certain state taxing authorities, as well as taxing authorities in certain foreign jurisdictions in which we operate, currently offer, or facilitate the offering of, tax return preparation and electronic filing options to taxpayers at no charge, and volunteer organizations prepare tax returns at no charge for low-income taxpayers. In addition, many of our competitors offer certain tax preparation services and products and electronic filing options at no charge. In order to compete, we offer certain free tax preparation services and products at no charge. We enabled the preparation of 767 thousand, 663 thousand and 721 thousand U.S. federal income tax returns in fiscal years 2014, 2013 and 2012, respectively, at no charge through the FFA. We also have other free online tax preparation offerings and provided free Federal 1040EZ filings online and in retail offices in fiscal years 2013 and 2012, and free RACs to certain clients in fiscal year 2012. There can be no assurance that we will be able to attract clients or effectively ensure the migration of clients from our free tax service offerings to those for which we receive fees, and clients who have formerly paid for our tax service offerings may elect to use free offerings instead. These competitive factors may diminish our revenue and profitability, or harm our ability to acquire and retain clients.
Government tax authorities, volunteer organizations and our direct competitors may also elect to expand free offerings in the future. From time to time U.S. federal and state governments have considered various proposals (often referred to as "Return-Free Filing" or "Pre-Populated Returns") through which the respective governmental taxing authorities would use taxpayer information provided by employers, financial institutions and other payers to "pre-populate," prepare and calculate tax returns and distribute them to taxpayers. The taxpayer could then review and contest the return or sign and return it. Although the FFA has kept the federal government from becoming a direct competitor to our tax service offerings in the U.S., it has fostered additional online competition and may cause us to lose significant revenue opportunities. We anticipate that governmental encroachment at both the U.S. federal and state levels, as well as comparable government levels in foreign jurisdictions in which we operate, may present a continued competitive threat to our business for the foreseeable future.
See tax returns prepared statistics included in Item 7, under "Tax Services – Operating Statistics."
Failure to comply with laws and regulations that protect our clients' and employees' personal and financial information could harm our brand and reputation and could result in significant fines, penalties and damages.
A number of our businesses collect, use and retain large amounts of personal client information and data, including credit card numbers, tax return information, bank account numbers and social security numbers. In addition, we collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and some transactions are executed by third parties. We use security and business controls to limit access to and use of personal information. However, unauthorized individuals or third parties may be able to circumvent these security and business measures, which may require notification under applicable data privacy laws and regulations. We employ contractors and temporary employees who may have access to the personal information of clients and employees or who may execute transactions in the normal course of their duties. While we conduct employee background checks, as allowed by law, and limit access to systems and data, it is possible that one or more of these controls could be circumvented. Improper disclosure or use of our clients' personal and financial information could result in damage to our brand and reputation; moreover, actions required to remediate improper disclosures could be costly.
We are subject to laws, rules and regulations relating to the collection, use, disclosure and security of consumer financial information, which have drawn increased attention from U.S. federal and state governments, as well as governmental authorities in foreign jurisdictions in which we operate. In the U.S., the IRS imposes various prohibitions on the use or disclosure by a tax return preparer of a taxpayer's information for purposes other than tax return preparation without the prior written consent of the taxpayer. In addition, other regulations require financial service providers to adopt and disclose consumer privacy policies and provide consumers with a reasonable opportunity to "opt-out" of having nonpublic personal information disclosed to unaffiliated third parties. Several jurisdictions have passed new laws in this area and it continues to be an area of interest across multiple jurisdictions. These laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction and our current data protection policies and practices may not be consistent with those interpretations and applications. In addition, changes in these U.S. federal

H&R Block, Inc. | 2014 Form 10-K	11

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
A security breach involving confidential client information may adversely affect the demand for our services and products, our reputation and financial performance.
We offer a range of services and products to our clients, including assisted and DIY tax services and banking services provided by HRB Bank. Due to the nature of these services and products, we collect, transmit and store high volumes of personal and confidential client information through the use of multiple digital technologies across the Company. Information security risks to companies that use digital technologies continue to increase due in part to the increased adoption of, and reliance upon, these technologies by companies and consumers alike. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats, the increased sophistication of organized crime and hackers, the prominence of our brand and our, and our franchisees’, extensive office footprint, our plans to continue to implement our digital DIY and mobile channel strategies, and our use of third party vendors.
Cyber-security risks may result from fraud or malice (a cyber-attack), or from human error or accidental technological failure. We face a variety of cyber-attack threats including computer viruses, malicious codes, worms, phishing attacks, social engineering and other sophisticated attacks designed to electronically circumvent network security and to unlawfully obtain confidential client information.
In addition, our clients may access our services and products from personal or public computers and mobile devices and may install and use our H&R Block digital DIY tax preparation software on their computers. As a result, computer viruses and other attacks on computer systems and mobile devices our clients access could create losses for our clients even without any breach in the security of our systems, and could thereby harm our business and our reputation.
We maintain multiple levels of protection in order to address or otherwise mitigate the risk of a security breach. We also test our systems to discover and address potential vulnerabilities. Cyber-security and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a high priority for us. As cyber-security risks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Due to the structure of our business model, we also rely on our franchisees and other private and governmental third parties to maintain secure systems and respond to cyber-security risks. Notwithstanding all of these efforts, there can be no assurance that a security breach, intrusion, loss or theft of client confidential information will not occur.
Whether caused by cyber-attack or unintentional events, a breach of our security measures or those of our franchisees or third parties on whom we rely could result in unauthorized access to confidential client information. If such unauthorized access occurs, it could have serious short and long term negative consequences. Security breach remediation could require us to expend significant resources to notify or assist impacted clients, repair damaged systems, implement improved information security measures and maintain client and business relationships. Other consequences could include reduced client demand for our services and products, reduced growth and profitability and negative impacts to future financial results, possible loss of our ability to deliver one or more services or products(e.g., inability to provide financial transaction services or to accept and process client credit card orders or tax returns), litigation, harm to our reputation and brands, possible fines, penalties and other damages, and further regulation and oversight by U.S. federal, state or foreign governmental agencies.
A security breach could have a material adverse effect on our business and our consolidated financial position, results operations and cash flows.

12	2014 Form 10-K | H&R Block, Inc.

An interruption in our information systems, or those of our franchisees or a third party on which we rely, or an interruption in the internet could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
We and our franchisees rely heavily upon communications and information systems and the internet to conduct our business. Our, and our franchisees', systems and operations are potentially vulnerable to damage or interruption from network failure, hardware failure, software failure, power or telecommunications failures, cyber-attacks involving the penetration of our network by hackers or other unauthorized users through computer viruses and worms, malicious code, phishing attacks, denial of service attacks or information security breaches, other negative disruptions to the operation of the internet and natural disasters. Any failure or interruption in our information systems, or information systems of our franchisees or a private or government third party on which we rely, or an interruption in the internet or other critical business capability, could negatively impact our core business operations and increase our risk of loss. As our businesses are seasonal, our systems must be capable of processing high volumes during peak season. Therefore, service interruptions resulting from system or internet failures could negatively impact our ability to serve our clients, which in turn could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
We cannot make assurances that system or internet failures, or interruptions in critical business capabilities will not occur, or if they do occur that we, our franchisees or the private or governmental third parties on whom we rely will adequately address them. The precautionary measures that we have implemented to avoid systems outages and to minimize the effects of any data or communication systems interruptions may not be adequate, and we may not have anticipated or addressed all of the potential events that could threaten or undermine our information systems or other critical business capability. The occurrence of any systems or internet failure, or business interruption could negatively impact our ability to serve our clients, which in turn could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
Government initiatives that simplify tax return preparation or expedite refunds could reduce the need for our services as a third-party tax return preparer, and cause our revenues or results of operations to decline.
Many taxpayers seek assistance from paid tax return preparers such as us not only because of the level of complexity involved in the tax return preparation and filing process, but also because of paid tax return preparers' ability to expedite refund proceeds under certain circumstances. From time to time, the IRS or members of Congress propose measures seeking to simplify the preparation and filing of federal tax returns, including preparation of tax returns directly by the IRS, and to provide additional assistance with respect to preparing and filing such tax returns or expediting refunds. H&R Block is a member of the FFA, which provides the ability for low-income taxpayers to prepare and file their own federal tax return online for free. The IRS has been exploring the Real Time Tax System concept, which would require that documents (such as W-2s and 1099s) must be on file with the IRS prior to the taxpayer submitting their tax return. The objective of this concept would be to facilitate document matching such that it would reduce fraud, and after-the-fact audits. The implementation of the Real Time Tax System would provide the foundation for the IRS preparation of tax returns, and thus, were it to come to fruition, makes the pre-populated return a more tangible possibility.
In the past, the U.S. Department of the Treasury completed a prepaid debit card pilot program designed to facilitate the refund process. HRB Bank also provides this type of service through its H&R Block Prepaid Emerald MasterCard®. Additionally, the IRS has in the past explored the possibility of allowing taxpayers to allocate a portion of their tax refund to pay tax preparation fees, which could reduce the demand for refund transfers. However, the IRS has not advanced this initiative. Taxing authorities in foreign jurisdictions in which we operate, and various state and local taxing authorities, have also introduced measures seeking to simplify the preparation and filing of tax returns in their respective jurisdictions. The adoption or expansion of any measures that significantly simplify tax return preparation, expedite refunds or otherwise reduce the need for a third-party tax return preparer could reduce demand for our services and products and could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.

H&R Block, Inc. | 2014 Form 10-K	13

Federal Reserve capital regulations impose various requirements and restrict our capital allocation strategies and we are therefore pursuing a strategy pursuant to which our Holding Companies would cease being SLHCs. If our Holding Companies were to cease being SLHCs, the means we use to deliver financial services and products to our customers and the revenues and profitability of those offerings could be adversely impacted.
Our subsidiary, HRB Bank, is a federal savings bank. Our Holding Companies are SLHCs because they control HRB Bank.
The Dodd-Frank Act requires the Federal Reserve to promulgate minimum capital requirements for SLHCs, including leverage and risk-based capital requirements that are no less stringent than those applicable to insured depository institutions at the time the Dodd-Frank Act was enacted. On July 2, 2013, the Federal Reserve approved the Basel III Capital Rules, which implement a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement (Revised Capital Rules). The rule also requires certain levels of equity for the payment of dividends and bonuses, and amends the methodologies for risk-weighting assets. The Revised Capital Rules will become effective for us as of January 1, 2015. See Item 1, "Regulation and Supervision - Bank and Holding Companies," for details of the new requirements.
The Federal Reserve, the Holding Companies' primary banking regulator, has issued guidance set forth in Supervisory Letter SR 09-4 (March 27, 2009) regarding the payment of dividends, stock redemptions and stock repurchases by bank holding companies. Pursuant to Supervisory Letter SR 11-11 (July 21, 2011), the Federal Reserve has directed examiners to apply the principles of SR 09-4 to SLHCs. Pursuant to SR 09-4, we have committed to provide notice to the Federal Reserve prior to paying dividends or repurchasing shares.
The Revised Capital Rules will require our Holding Companies to retain significant additional capital, even though HRB Bank has regulatory capital substantially above the "well capitalized" level. We do not foresee any regulatory flexibility in this regard in light of the Federal Reserve's views of the statutory requirements imposed under the Dodd-Frank Act. Accordingly, while our current belief is that the Federal Reserve would permit dividends to continue at current levels as long as H&R Block, Inc. remains adequately capitalized (with a sufficient capital buffer) and HRB Bank remains well capitalized, the Federal Reserve will closely supervise and likely restrict our other capital allocation decisions, including stock repurchases, acquisitions, and other forms of strategic investment.
On April 10, 2014, we entered into the P&A Agreement with BofI. Simultaneously with a related closing, HRB Bank will convert into a national banking association, merge with and into Block Financial, surrender its bank charter, and cease to operate as a separate legal entity. At that time, our Holding Companies would no longer be SLHCs subject to regulatory oversight of the Federal Reserve or related regulatory capital requirements. See additional discussion in Item 1, under "Business," and Item 8, note 2 to the consolidated financial statements.
Although we are selling certain assets and liabilities and surrendering the charter of HRB Bank, we plan to continue to enhance our business by delivering financial services and products to our clients. In connection with the execution of the P&A Agreement, we plan to enter into certain other agreements with BofI concurrent with the closing of the Divestiture Transaction, including without limitation a Program Management Agreement, including related product schedules (PMA), and a related Emerald Advance Receivables Participation Agreement (RPA). An operating subsidiary of the Company will provide certain marketing, servicing and operational support to BofI with respect to such financial services and products.
The obligations of the parties to complete the P&A Transaction and the other transactions discussed herein are subject to the fulfillment of numerous conditions, including, but not limited to: (1) receipt of all regulatory approvals necessary to consummate the entire Divestiture Transaction; (2) receipt of required third party consents; and (3) the execution and delivery of the PMA and the RPA. We cannot be certain when or if the conditions to and other components of the P&A Transaction will be satisfied, or whether the P&A Transaction will be completed. In addition, there may be changes to the terms and conditions of the P&A Agreement, PMA, RPA and other contemplated agreements as part of the regulatory approval process.
HRB Bank is subject to extensive U.S. federal banking laws and regulations. If we fail to comply with applicable banking laws and regulations, we could be subject to enforcement actions, damages, penalties or restrictions that could significantly harm our business.
As previously announced, we are pursuing the Divestiture Transaction, pursuant to which we will no longer be subject to regulation as an SLHC and HRB Bank would surrender its bank charter and cease to exist as a separate legal entity.

14	2014 Form 10-K | H&R Block, Inc.

However, there can be no assurances regarding the timing of consummation of the Divestiture Transaction, or whether the Divestiture Transaction will be consummated at all. Until such time as the Divestiture Transaction is consummated, HRB Bank remains subject to regulation, examination, supervision, reporting requirements and enforcement by the OCC. The OCC can, among other things, issue cease-and-desist orders, assess civil money penalties and remove bank directors, officers or employees, for violations of banking laws and regulations or engaging in activities it determines to be unsafe and unsound banking practices.
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
The laws and regulations imposed by U.S. federal banking regulators generally involve restrictions and requirements in connection with a variety of technical, specialized and expanding matters and concerns. For example, compliance with anti-money laundering, know-your-customer requirements, and the Bank Secrecy Act, has taken on heightened importance with regulators as a result of efforts to limit terrorism. There has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. Being subject to banking regulation may put us at a disadvantage compared to our competitors which may not be subject to such requirements.
The OCC could deem certain products offered by HRB Bank to be "unsafe and unsound" and require HRB Bank, or a third party on which we rely, to discontinue offering such products. The discontinuance of offering such products would result in a loss of revenues derived from such products and to the extent such products are instrumental in attracting clients to our offices for tax preparation services, we could experience a significant loss of clients should such products be discontinued. This could cause our revenues or profitability to decline.
The Dodd-Frank Act created the CFPB to administer and, in some cases, enforce U.S. federal consumer protection laws and expanded the role of state regulators with respect to consumer protection laws. Regulations promulgated by the CFPB or state regulators may affect our bank and financial services businesses in ways we cannot predict, which may require changes to our financial products, services and contracts.
The Dodd-Frank Act created the CFPB and gave it broad powers to administer, investigate compliance with, and, in some cases, enforce U.S. federal consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, federal savings banks, and other financial services companies, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets and certain other companies not regulated by the federal bank regulators. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary federal bank regulators. HRB Bank does not currently have assets in excess of $10 billion.
Although the CFPB has extensive rulemaking, investigative and enforcement powers that could impact our business operations, the potential reach of the CFPB's authority on the operations of banks and financial services companies offering consumer financial services or products, including our bank and financial services subsidiaries, is still developing. The CFPB may examine, investigate and take enforcement actions against, our non-bank subsidiaries that provide consumer financial services and products. The Dodd-Frank Act also expanded the role of state regulators in enforcing and promulgating consumer protection laws, the results of which could be states issuing new and broader consumer protection laws, some of which could be more comprehensive than U.S. federal regulations. New CFPB and state regulations may require changes to our financial products, services and contracts, the effects of which cannot be predicted.
The nature of our tax service and product offerings requires timely product launches. Any significant delays in launching our tax service and product offerings, changes in government regulations or processes that affect how we provide such offerings to our clients, or significant problems with such offerings or the manner in which we provide them to our clients may harm our revenue, results of operations and reputation.
Tax laws and tax forms are subject to change each year, and the nature and timing of any such changes are unpredictable. As a part of our business, we must incorporate any changes to tax laws and tax forms into our tax service and product offerings, including our online tax services and tax preparation software. The unpredictable nature and timing of

H&R Block, Inc. | 2014 Form 10-K	15

changes to tax laws and tax forms can result in condensed development cycles for our tax service and product offerings because our clients expect high levels of accuracy and a timely launch of such offerings to prepare and file their taxes by the tax filing deadline and, in turn, receive any tax refund amounts on a timely basis. In addition, governmental authorities continually change their processes for accepting tax filings and related tax forms. Any changes in governmental regulations and processes that affect how we provide services and products to our clients may require us to make corresponding changes to our client service systems and procedures. Furthermore, any unanticipated changes in governmental processes for accepting tax filings and related forms, or the ability of taxing authorities to accept electronic tax return filings, may result in delays in processing our clients' tax filings, or delays in tax authorities accepting electronic tax return filings, and, in turn, delay any tax refund amounts to which such clients may be entitled. From time to time, we review and enhance our quality controls for assuring accurate tax returns that we prepare, but there can be no assurance that we will be able to prevent all inaccuracies. Any significant delays in launching our tax service and product offerings, changes in government regulations or processes that affect how we provide such offerings to our clients, significant problems with such offerings or the manner in which we provide them to our clients may harm our revenue, results of operations and reputation.
If we encounter development challenges or discover errors in our systems, services or products it may cause us to delay or suspend our offerings. Any major defects or launch delays, or failure to anticipate changes in governmental processes accepting tax filings and related forms, may lead to loss of clients and revenue, negative publicity, client and employee dissatisfaction, a deterioration in our business relationships with our franchisees, reduced retailer shelf space and promotions, exposure to litigation and increased operating expenses. Any of the risks described above could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
We rely on a single vendor or a limited number of vendors to provide certain key services or products, and the inability of these key vendors to meet our needs could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
Historically we have contracted, and in the future will likely continue to contract, with a single vendor or a limited number of vendors to provide certain key services or products for our tax, financial and other services and products. In certain instances, we are vulnerable to vendor error, service inefficiencies, service interruptions or service delays; however, our sensitivity to any of these issues may be heightened (1) due to the seasonality of our business, (2) with respect to any vendor that we utilize for the provision of any such product or service that has specialized expertise, (3) with respect to any vendor which is a sole provider, or (4) with respect to any vendor whose indemnification obligations are limited or who does not have the financial capacity to satisfy its indemnification obligations. Some of our vendors are subject to the oversight of regulatory bodies and, as a result, our product offerings may be affected by the actions or decisions of such regulatory bodies. In the event of vendor error, or if a particular vendor is unable to meet our needs in a timely manner or if the services or products provided by such a vendor are terminated or otherwise delayed because the vendor fails to perform adequately, is no longer in business, experiences shortages, or discontinues a certain product or service that we utilize, or if we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could result in a material and adverse impact on our business and our consolidated financial position, results of operations and cash flows.
The highly seasonal nature of our business presents financial risks and operational challenges, which, if we become unable to satisfactorily address, could materially affect our business and our consolidated financial position, results of operations and cash flows.
Our business is highly seasonal, with the substantial portion of our revenue earned in the last quarter of our fiscal year. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us, including but not limited to: (1) cash and resource management during the first nine months of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season; (2) ensuring compliance with financial covenants under our debt agreements, particularly if the timing of our revenue generation deviates from this seasonal period; (3) the availability of a seasonal workforce, including tax professionals, and our ability to hire, train, and supervise these employees; (4) responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season; (5) disruptions in a tax season, including any customer dissatisfaction issues, which may not be timely discovered; and (6) ensuring optimal uninterrupted operations and service delivery during peak season. If we

16	2014 Form 10-K | H&R Block, Inc.

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
In addition, we have been sued, and certain of our competitors have been sued, in connection with the offering of different types of refund transfer products. In one court's issued ruling, which is not subject to appellate review, the court held that a competitor's specific version of a refund transfer product should be considered a loan, and subject to truth-in-lending and other related laws. We believe there are factual and legal differences that distinguish us and our RAC product from the various refund transfer services offered by our competitors. Revenues from our RAC product totaled $181 million in fiscal year 2014; any requirement that materially alters our offering of RACs, including limitations on the fees we charge or disclosure requirements that could reduce the demand for these products, could have a material adverse impact on our business and our consolidated financial position, results of operations and cash flows.
Our access to liquidity may be negatively impacted as disruptions in credit markets occur, if credit rating downgrades occur or if we fail to meet certain covenants. Funding costs may increase, leading to reduced earnings.
We need liquidity to meet our off-season working capital requirements, to service debt obligations including refinancing of maturing obligations, and for general corporate purposes. Our access to and the cost of liquidity could be negatively impacted in the event of credit rating downgrades or if we fail to meet existing debt covenants. In addition, events could occur which could increase our need for liquidity above current levels.
If rating agencies downgrade our credit rating, the cost of debt under our existing financing arrangements, as well as future financing arrangements and borrowings under our commercial paper program, could increase and capital market access could decrease or become unavailable. Our unsecured committed line of credit (2012 CLOC) is subject to various covenants, and a violation of a covenant could impair our access to liquidity currently available through the 2012 CLOC. The 2012 CLOC includes provisions that allow for the issuance of equity to comply with the financial covenant calculations as a means to avoid a shortfall. If current sources of liquidity were to become unavailable, we would need to obtain additional sources of funding, which may not be available or may only be available under less favorable terms.
The continued payment of dividends on our common stock and repurchases of our common stock are dependent on a number of factors, and future payments and repurchases cannot be assured.
We need liquidity sufficient to fund payments of dividends on our common stock and repurchases of our common stock. In addition, holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments, and our Board of Directors may only authorize the Company to repurchase shares of our common stock with funds legally available for such repurchases. The payment of future dividends and future repurchases will depend upon our earnings, economic conditions, liquidity and capital requirements and other factors, including our debt leverage. Accordingly, we cannot make any assurances that future dividends will be paid, or future repurchases will be made, at levels comparable to our historical practices, if at all. Due to the seasonal nature of our business, and the fact that our business is not asset-intensive, there may be periods of time during our fiscal year in which the payment of dividends or stock repurchases may cause us to have a negative net worth under accounting principles generally accepted in the U.S. (GAAP). See additional discussion regarding our

H&R Block, Inc. | 2014 Form 10-K	17

provision of notice to the Federal Reserve prior to paying dividends or repurchasing shares in the risk factor related to the Federal Reserve capital requirements.
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
Mortgage loans held by us are secured by properties concentrated in the states of Florida, New York and California, which represented 20%, 21% and 10%, respectively, of total mortgage loans held for investment as of April 30, 2014. No other state held more than 10% of loan balances. If adverse trends in the residential mortgage loan market continue, particularly in geographic areas with a greater concentration of mortgage loans, we could incur additional loan loss provisions.
Mortgage loans purchased from Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC) represent 58% of total loans held for investment as of April 30, 2014. Remaining loans held for investment were originated by a third-party bank and purchased by us. Loans we purchased from SCC have experienced higher delinquency rates than other loans we purchased, and may expose us to greater risk of credit loss.
Mortgage loans held for investment had a carrying value of $268.4 million and a fair value of $192.3 million as of April 30, 2014. Although we have no current intent to do so, if we decide to sell these mortgage loans in the future we would incur an impairment loss for the difference between carrying value and fair value at the time of sale.
In addition to mortgage loans, we also extend secured and unsecured credit to other clients, including providing EAs to our tax clients. We may incur significant losses on credit we extend, which in turn could reduce our profitability.
Our business depends on our strong reputation and the value of our brands.
Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future services and products and is an important element in attracting new clients. In addition, our franchisees may operate their businesses under our brands. Adverse publicity (whether or not justified) relating to events or activities attributed to us, our franchisees, employees or agents may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our services and products and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of our brands.
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

18	2014 Form 10-K | H&R Block, Inc.

for their own or others' advantage. In addition, third-parties may allege we are infringing on their intellectual property, and we may face intellectual property challenges from other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes and, in that event, we could lose significant revenues, incur significant license, royalty or technology development expenses, or pay significant monetary damages.
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
Our international operations are subject to risks which may harm our business and our consolidated financial position, results of operations and cash flows.
We have international tax preparation operations, including in Canada, Australia, India, and Brazil, and may consider expansion opportunities in additional countries in the future. In addition to uncertainty about our ability to generate revenues from these foreign operations and expand into other international markets, there are risks inherent in doing business internationally, including: (1) changes in trade regulations; (2) difficulties in managing foreign operations as a result of distance, language, and cultural differences; (3) profit repatriation restrictions, and fluctuations in foreign currency exchange rates; (4) geopolitical events, including acts of war and terrorism, and economic and political instability; (5) compliance with U.S. laws such as the Foreign Corrupt Practices Act and other applicable foreign anti-corruption laws; (6) compliance with U.S. and international laws and regulations concerning privacy, data protection and data retention; and (7) risks related to other government regulation or required compliance with local laws. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
RISKS RELATING TO DISCONTINUED OPERATIONS
SCC is subject to potential contingent losses related to representation and warranty claims, which may have an adverse effect on our business and our consolidated financial condition, results of operations and cash flows. SCC has accrued an estimated liability related to these contingent losses that may not be adequate.
SCC remains exposed to losses relating to mortgage loans it previously originated. Mortgage loans originated by SCC were sold either as whole loans to single third-party buyers or in the form of residential mortgage-backed securities (RMBSs).
In connection with the sale of loans or RMBSs, SCC made certain representations and warranties. These representations and warranties varied based on the nature of the transaction and the buyer's or insurer's requirements, but generally pertained to the ownership of the loan, the validity of the lien securing the loan, borrower fraud, the loan's compliance with the criteria for inclusion in the transaction, including compliance with SCC's underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. SCC believes it would have an obligation to repurchase a loan only if it breached a representation and warranty and such breach materially and adversely affects the value of the mortgage loan or certificate holder's interest in the mortgage loan. SCC also would assert that it has no liability for the failure to repurchase any mortgage loan that has been liquidated prior to a repurchase demand, although there is limited and conflicting case law on the liquidated loan defense issue. Such claims together with any settlement arrangements related to these losses are collectively referred to as "representation and warranty claims."
The statute of limitations for a contractual claim to enforce a representation and warranty obligation is generally six years or such shorter limitations period that may apply under the law of a state where the economic injury occurred. SCC believes that the limitations period begins to run from the applicable closing date of the sale of the loans or RMBS, although there is limited and conflicting case law on this issue. During fiscal years 2014 and 2013, SCC entered into agreements with certain counterparties to toll the running of any applicable statute of limitations related to potential

H&R Block, Inc. | 2014 Form 10-K	19

representation and warranty claims and other claims against SCC. The tolling agreements are with counterparties that have made and are expected to assert the majority of previously denied and expected future representation and warranty claims against SCC.
Development of loss estimates is subject to a high degree of management judgment, and estimates may vary significantly period to period. SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. SCC has developed its estimate of losses related to representation and warranty claims based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned in Item 7, "Critical Accounting Estimates." Changes in any one of these factors could significantly impact the estimate.
SCC has accrued a liability as of April 30, 2014 for estimated contingent losses arising from representation and warranty claims of $183.8 million. If future losses are in excess of SCC's accrued liability, those losses could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows, as SCC's financial condition, results of operations and cash flows are included in our consolidated financial statements. The accrued liability does not include potential losses related to litigation matters discussed in the risk factor below and in Item 8, note 17 to the consolidated financial statements. Also see Item 8, note 18 to the consolidated financial statements.
SCC is subject to potential contingent losses related to securitization transactions in which SCC participated as a depositor or loan originator, which may result in significant financial losses.
Between January 2005 and November 2007, SCC originated mortgage loans totaling approximately $80 billion. Mortgage loans originated by SCC were sold either as whole loans to single third-party buyers, who generally securitized such loans, or in the form of RMBSs. SCC estimates approximately 90% of the loans it originated in 2005, 2006 and 2007 were securitized in approximately 110 securitization transactions. In most of these securitization transactions, SCC agreed, subject to certain conditions and limitations, to indemnify the underwriters or depositors for certain losses and expenses that the underwriters or depositors may incur as a result of certain claims made against them relating to loans originated by SCC, including certain legal expenses the underwriters or depositors incur in their defense of such claims. Some of those underwriters and depositors are defendants in lawsuits where various other parties allege a variety of claims, including violations of U.S. federal and state securities law and common law fraud based on alleged materially inaccurate or misleading disclosures, arising out of the activities of such underwriters or depositors in their sale of RMBSs or mortgage loans. Based on information currently available to SCC, it believes that the 18 lawsuits, in which notice of a claim for indemnification has been made, involve 38 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $4 billion). Because SCC is not party to these lawsuits (with the exception of the Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation case discussed in Item 8, note 17) and does not have control of this litigation, SCC does not have precise information about the amount of damages or other remedies being asserted or the defenses to the claims in such lawsuits and thus SCC cannot reasonably estimate the amount of potential losses or associated fees or expenses that may be incurred, which may be material. Additional notices of claims for indemnification may be received by SCC in the future from underwriters or depositors who are subject to existing or new litigation.
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
These matters are in the early stages. We have not concluded that a loss related to any of these indemnification claims is probable, have not accrued a liability for these claims and are not able to estimate a reasonably estimable possible loss or range of loss for these claims. However, if SCC were required to pay material amounts with respect to these matters, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows, as SCC's financial condition, operating results and cash flows are included in our consolidated financial statements. See Item 8, note 17 to the consolidated financial statements for additional information.

20	2014 Form 10-K | H&R Block, Inc.

H&R Block has guaranteed the payment of certain limited claims against SCC.
SCC is subject to representation and warranty claims by counterparties to SCC whole loan sales and securitization transactions, including certificate holders, securitization trustees, monoline insurance companies and subsequent purchasers of whole loans. In certain limited circumstances described below, H&R Block has outstanding guarantees of payment if claims are successfully asserted by such counterparties.
These guarantees include representation and warranty claims with respect to a limited number of whole loan sales by SCC with an aggregate outstanding principal and liquidated amount of approximately $1.4 billion as of January 31, 2013, based on the most recent data available to SCC from the servicer. There have been a total of approximately $35 million of representation and warranty claims with respect to these whole loan sales.
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
As discussed above, SCC is subject to representation and warranty claims and other claims and litigation related to its past sales and securitizations of mortgage loans. Additional claims and proceedings may be made in the future. If the amount that SCC is ultimately required to pay with respect to these claims and litigation, together with related administration and legal expense, exceeds its net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. SCC's principal assets, as of April 30, 2014, total approximately $520 million and consist primarily of an intercompany note receivable and a deferred tax asset. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows. In addition, in certain limited instances, H&R Block guaranteed amounts as outlined in the above risk factor.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Most of our tax offices are operated under leases or similar agreements throughout the U.S., Canada and Australia.
We own our corporate headquarters, which is located in Kansas City, Missouri, which is also where HRB Bank is headquartered and operates its single branch location. Our Canadian executive offices are located in a leased office in Calgary, Alberta. Our Australian executive offices are located in a leased office in Thornleigh, New South Wales.
All current leased and owned facilities are in reasonably good repair and adequate to meet our needs.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Item 8, note 17 to the consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS - H&R Block's common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On May 30, 2014, there were 19,825 shareholders of record and the closing stock price on the NYSE was $29.78 per share.

H&R Block, Inc. | 2014 Form 10-K	21

DIVIDENDS - The quarterly information regarding H&R Block's common stock prices and dividends appears in Item 8, note 21 to the consolidated financial statements.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - The information called for by this item appearing in our definitive proxy statement under the heading "Equity Compensation Plans," to be filed no later than 120 days after April 30, 2014, is incorporated herein by reference.
A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2014 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May be Purchased Under the Plans or Programs (2)
February 1 – February 28	—	$—	—	$857,504
March 1 – March 31	—	$—	—	$857,504
April 1 – April 30	2	$30.87	—	$857,504
	2

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

PERFORMANCE GRAPH – The following graph compares the cumulative five-year total return provided shareholders on H&R Block, Inc.'s common stock relative to the cumulative total returns of the S&P 500 index and a selected peer group. The peer group used is based on companies with similar market capitalization or public companies in the tax preparation industry.
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on April 30, 2009, and its relative performance is tracked through April 30, 2014.

Note:
The peer group includes the following companies: Intuit Inc., Blucora, Inc., JTH Holding, Inc., CBIZ, Inc., Resources Connection, Inc., ICF International, Inc., Towers Watson & Co., Navigant Consulting, Inc., and Huron Consulting Group Inc.

22	2014 Form 10-K | H&R Block, Inc.

ITEM 6. SELECTED FINANCIAL DATA
We derived the selected consolidated financial data presented below from our audited consolidated financial statements as of and for each of the five annual periods ending April 30, 2014. Results of operations of fiscal years 2014, 2013 and 2012 are discussed in Item 7. The data set forth below should be read in conjunction with Item 7 and the consolidated financial statements in Item 8. During fiscal year 2012, we sold our previously reported Business Services segment and recorded a loss on the sale.

(in 000s, except per share amounts)
April 30,	2014	2013	2012	2011	2010
Revenues	$3,024,295	$2,905,943	$2,893,771	$2,944,980	$3,014,835
Net income from continuing operations	500,097	465,158	345,968	392,547	455,123
Net income	475,157	433,948	265,932	406,110	479,242
Basic earnings per share:
Continuing operations	$1.82	$1.70	$1.16	$1.27	$1.37
Consolidated	1.73	1.59	0.89	1.31	1.44
Diluted earnings per share:
Continuing operations	$1.81	$1.69	$1.16	$1.27	$1.36
Consolidated	1.72	1.58	0.89	1.31	1.43
Total assets	$4,693,529	$4,537,779	$4,649,567	$5,289,453	$5,271,412
Long-term debt (1)	906,474	906,680	1,040,549	1,040,084	1,031,413
Stockholders' equity	1,556,549	1,263,547	1,325,892	1,449,574	1,440,630
Shares outstanding	274,228	272,635	292,119	305,366	323,306
Dividends per share (2)	$0.80	$0.80	$0.70	$0.45	$0.75

(1)	Includes current portion of long-term debt.

(2)	Amounts represent dividends declared. In fiscal year 2010, a dividend of $0.15 per share paid in July 2010 was declared in April 2010.
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
RECENT DEVELOPMENTS
In April 2014, our subsidiaries, HRB Bank and Block Financial, entered into a P&A Agreement with BofI. Pursuant to the P&A Agreement, HRB Bank will sell certain assets and assign certain liabilities, including all of HRB Bank's deposit liabilities, to BofI, subject to various closing conditions, including the receipt of certain required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. See Item 1, under "Business," and below under "Financial Condition - HRB Bank" for additional information.
The obligations of the parties to complete the P&A Transaction are subject to the fulfillment of numerous conditions including regulatory approval. We cannot be certain when or if the conditions to and other components of the P&A Transaction will be satisfied, or whether the P&A Transaction will be completed. In addition, there may be changes to the terms and conditions of the P&A Agreement and other contemplated agreements as part of the regulatory approval process.
In connection with the additional agreements being entered into upon the closing of the P&A Transaction, BofI will offer H&R Block-branded financial products distributed by the Company to the Company's clients. An operating subsidiary of the Company will provide certain marketing, servicing and operational support for such financial services and products. We expect the net, ongoing annual financial impact of these agreements to be dilutive by approximately $0.07 to $0.09 per share beginning in fiscal year 2015, based on current fully diluted shares outstanding. Results will vary based upon the volume of financial services products sold and the actual closing date.

H&R Block, Inc. | 2014 Form 10-K	23

OVERVIEW
A summary of our fiscal year 2014 results is as follows:

▪
Revenues for the fiscal year were just over $3.0 billion, up 4.1% from the prior year, driven by improved return mix and other pricing changes in retail locations, digital tax software product enhancements and increases in paid federal returns, and increased financial product revenues.

▪	Pretax earnings grew $65.1 million, or 9.3%.

▪	Diluted earnings per share from continuing operations increased 7.1% from the prior year to $1.81.

▪
Adjusted earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) increased $48.4 million, or 5.5%, to $932.6 million. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

Consolidated Results of Operations Data		(in 000s, except per share amounts)
Year ended April 30,	2014	2013	2012
REVENUES:
Tax Services	$2,999,460	$2,877,967	$2,862,378
Corporate and eliminations	24,835	27,976	31,393
	$3,024,295	$2,905,943	$2,893,771
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES:
Tax Services	$866,367	$821,143	$704,002
Corporate and eliminations	(99,251)	(119,132)	(127,932)
	767,116	702,011	576,070
Income taxes	267,019	236,853	230,102
Net income from continuing operations	500,097	465,158	345,968
Net loss from discontinued operations	(24,940)	(31,210)	(80,036)
Net income	$475,157	$433,948	$265,932
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.82	$1.70	$1.16
Discontinued operations	(0.09)	(0.11)	(0.27)
Consolidated	$1.73	$1.59	$0.89
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.81	$1.69	$1.16
Discontinued operations	(0.09)	(0.11)	(0.27)
Consolidated	$1.72	$1.58	$0.89

EBITDA FROM CONTINUING OPERATIONS (1)	$940,108	$874,375	$757,316
EBITDA FROM CONTINUING OPERATIONS - ADJUSTED (1)	932,606	884,245	807,539

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

24	2014 Form 10-K | H&R Block, Inc.

RESULTS OF OPERATIONS
TAX SERVICES
This segment primarily consists of our assisted and DIY income tax preparation offerings - in-person, online, software and mobile applications - including tax operations primarily in the U.S. and its territories, Canada, and Australia. This segment also includes the activities of HRB Bank that primarily support our U.S. tax preparation business.

Tax Services – Operating Statistics
Year ended April 30,	2014	2013	2012
TAX RETURNS PREPARED : (in 000s)
United States:
Company-owned operations	8,342	8,907	9,207
Franchise operations	5,268	5,598	5,693
Total assisted returns	13,610	14,505	14,900
Desktop (1)	2,026	2,055	2,124
Online (1)	4,389	4,356	3,932
Free File Alliance (1)	767	663	721
Total tax software (1)	7,182	7,074	6,777
Total U.S. returns	20,792	21,579	21,677
International operations:
Canada (2)	2,642	2,517	2,545
Australia	746	741	671
Total international operations	3,388	3,258	3,216
Tax returns prepared worldwide	24,180	24,837	24,893

TAX OFFICES (at the peak of the tax season):
U.S. offices:
Company-owned offices	6,012	5,734	5,787
Company-owned shared locations (3)	74	477	734
Total company-owned offices	6,086	6,211	6,521
Franchise offices	4,266	4,384	4,296
Franchise shared locations (3)	26	123	175
Total franchise offices	4,292	4,507	4,471
Total U.S. offices	10,378	10,718	10,992
International offices:
Canada	1,179	1,139	1,223
Australia	409	410	404
Total international offices	1,588	1,549	1,627
Tax offices worldwide	11,966	12,267	12,619

(1)	Tax software return counts for fiscal years 2013 and 2012 have been restated to primarily reflect accepted e-files. No changes were made to previously reported assisted return counts.

(2)
In fiscal year 2014, the end of the Canadian tax season was extended from April 30 to May 5, 2014. Tax returns prepared in Canada in fiscal year 2014 includes approximately 141 thousand returns in both company-owned and franchise offices which were accepted by the client after April 30. The revenues related to these returns will be recognized in fiscal year 2015.

(3)	Shared locations included offices located within Walmart and Sears stores in fiscal years 2013 and 2012.

H&R Block, Inc. | 2014 Form 10-K	25

Tax Services – Financial Results		(dollars in 000s)
Year ended April 30,	2014	2013	2012
Tax preparation fees:
U.S.	$1,794,043	$1,712,319	$1,749,032
International	200,152	220,870	205,466
	1,994,195	1,933,189	1,954,498
Royalties	316,153	318,386	308,561
Fees from refund anticipation checks	181,394	158,176	132,361
Fees from Emerald Card	103,730	98,896	104,143
Fees from Peace of Mind® guarantees	89,685	71,355	75,603
Interest and fee income on Emerald Advance	56,877	59,657	59,660
Other	257,426	238,308	227,552
Total revenues	2,999,460	2,877,967	2,862,378

Compensation and benefits:
Field wages	702,312	654,794	691,680
Other wages	169,583	150,306	150,908
Benefits and other compensation	158,203	148,492	183,037
	1,030,098	953,592	1,025,625
Occupancy and equipment	363,590	354,430	381,572
Marketing and advertising	237,214	270,240	278,231
Depreciation and amortization	115,488	92,004	88,836
Bad debt	71,733	77,402	68,082
Supplies	36,454	40,131	44,236
Impairment of goodwill and intangible assets	277	3,581	11,389
Other, net	278,239	265,444	260,405
	2,133,093	2,056,824	2,158,376
Pretax income	$866,367	$821,143	$704,002

Pretax margin	28.9%	28.5%	24.6%

FISCAL 2014 COMPARED TO FISCAL 2013 – Tax Services' revenues increased $121.5 million, or 4.2%, compared to the prior year primarily due to an increase in U.S. tax preparation fees of $81.7 million, or 4.8%. Elimination in virtually all markets of a prior year offer to prepare certain 1040EZ tax returns at no charge (resulting in a one-time increase of over $30 million), a shift to more complex returns, and other pricing changes resulted in higher revenues. Other pricing changes primarily related to targeted changes to our pricing strategy for a limited number of clients who were receiving significant discounts and beginning to charge for tax return extensions. This increase was partially offset by a 6.3% decline in returns prepared driven primarily by our decision to discontinue the free 1040EZ offer.
International tax preparation fees decreased $20.7 million, or 9.4%, due primarily to unfavorable exchange rates and extension of the Canadian tax season to May 5th.
Fees earned on RACs increased $23.2 million, or 14.7%, primarily due to elimination of certain price discounts and higher volumes for our online clients.
Revenue from fees for our POM guarantees is initially deferred, and recognized over the term of the guarantee based on actual claims paid in relation to projected claims. Revenue increased in fiscal year 2014 primarily due to improving claim experience and lower estimates of projected claims.
Other revenue increased $19.1 million, or 8.0%, primarily due to an increase in online tax preparation revenues.
Total expenses increased $76.3 million, or 3.7%, from the prior year primarily due to increases in compensation and benefits, depreciation and amortization, and partially offset by a planned reduction in marketing and advertising spend of $33.0 million.

26	2014 Form 10-K | H&R Block, Inc.

Total compensation and benefits increased $76.5 million primarily due to higher variable field wages resulting from increased revenues and increases to in-office customer service support staff. Occupancy and equipment expenses increased $9.2 million, or 2.6%, primarily due to a 4.8% increase in company-owned offices. Marketing and advertising expensed declined $33.0 million due to a planned reduction in national advertising spend. Depreciation and amortization expense increased $23.5 million, or 25.5%, primarily due to office upgrades and competitor acquisitions. Other expenses increased $12.8 million, or 4.8%, primarily due to foreign currency losses in the current year.
Pretax income for fiscal year 2014 increased $45.2 million, or 5.5%, over the prior year. The pretax margin for the segment increased to 28.9% in fiscal year 2014 from 28.5% in fiscal year 2013.
FISCAL 2013 COMPARED TO FISCAL 2012 – Tax Services' revenues increased $15.6 million, or 0.5%, compared to fiscal year 2012. U.S. tax preparation fees decreased $36.7 million, or 2.1% primarily due to a 3.3% decline in returns prepared, partially offset by a 1.2% increase in our average charge. Total assisted tax returns processed by the IRS in the 2013 tax season fell 1.0%.
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
Total expenses decreased $101.6 million, or 4.7%, from fiscal year 2012. Total compensation and benefits decreased $72.0 million primarily due to lower field wages in fiscal year 2013 resulting from workforce reductions and severance costs of $31.1 million recorded in fiscal year 2012. Occupancy and equipment expenses decreased $27.1 million primarily due to a 4.8% reduction in company-owned offices and other cost-saving initiatives. Bad debt expense increased $9.3 million, or 13.7%, primarily due to credit losses associated with the initial offering of credit cards to our clients. Other expenses increased $5.0 million, or 1.9%, primarily due to lower gains on the sale of tax offices, which declined $15.3 million, partially offset by a reduction in litigation expenses in fiscal year 2013.
Pretax income for fiscal year 2013 increased $117.1 million, or 16.6%, over fiscal year 2012. The pretax margin for the segment increased to 28.5% from 24.6% in fiscal year 2012.
CORPORATE AND ELIMINATIONS
Corporate operating results include net interest income and gains or losses relating to mortgage loans held for investment and residual interests in securitizations, interest expense on borrowings, other corporate expenses, and eliminations of intercompany activities.

Corporate – Operating Results		(in 000s)
Year ended April 30,	2014	2013	2012
Total revenues	$24,835	$27,976	$31,393

Interest expense	53,611	73,649	83,658
Compensation and benefits	36,302	29,555	23,487
Other, net	34,173	43,904	52,180
	124,086	147,108	159,325
Pretax loss	$(99,251)	$(119,132)	$(127,932)

H&R Block, Inc. | 2014 Form 10-K	27

FISCAL YEAR 2014 COMPARED TO FISCAL YEAR 2013 – Interest expense declined $20.0 million, or 27.2%, due to lower interest rates on our long-term debt, coupled with lower principal balances outstanding. Other expenses decreased $9.7 million, or 22.2%, primarily due to a gain of $18.3 million recognized on the sale of residual interests in mortgage securitizations.
FISCAL YEAR 2013 COMPARED TO FISCAL YEAR 2012 – Interest expense declined $10.0 million, or 12.0%, due to lower interest rates on our Senior Notes, coupled with lower principal balances outstanding. Other expenses decreased $8.3 million, or 15.9%, primarily due to a $10.8 million decline in our provision for loan losses, partially offset by the $5.8 million loss on extinguishment of debt we incurred on the redemption of our $600.0 million Senior Notes.
DISCONTINUED OPERATIONS
Discontinued operations include our previously reported Business Services segment and discontinued mortgage operations.
FISCAL YEAR 2014 COMPARED TO FISCAL YEAR 2013 – The net loss from our discontinued operations totaled $24.9 million for the current year, compared to a net loss of $31.2 million in the prior year.
Pretax losses of mortgage operations totaled $38.5 million, compared to $52.1 million in the prior year, and resulted primarily from incremental loss provisions related to SCC's estimated contingent losses for representation and warranty claims of $25.0 million and $40.0 million for fiscal years 2014 and 2013, respectively.
FISCAL YEAR 2013 COMPARED TO FISCAL YEAR 2012 – The net loss from our discontinued operations totaled $31.2 million for fiscal year 2013, compared to a net loss of $80.0 million in fiscal year 2012.
Fiscal year 2012 losses included a $99.7 million pretax goodwill impairment related to the sales of RSM McGladrey, Inc. (RSM) and McGladrey Capital Markets LLC (MCM), as well as operating income of $14.4 million earned by those businesses prior to the sale.
Pretax losses of mortgage operations totaled $52.1 million for fiscal year 2013 and resulted primarily from incremental loss provisions of $40.0 million related to SCC's estimated contingent losses for representation and warranty claims. Pretax losses of mortgage operations totaled $59.7 million in fiscal year 2012 and resulted primarily from loss provisions relating to representation and warranty claims totaling $20.0 million and settlement charges totaling $28.0 million.
CONTINGENT LOSSES – SCC has accrued a liability as of April 30, 2014 for estimated contingent losses arising from representation and warranty claims of $183.8 million. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors, mentioned in "Critical Accounting Estimates" below. Changes in any one of these factors could significantly impact the estimate.
Losses may also be incurred with respect to various indemnification claims by underwriters and depositors in securitization transactions in which SCC participated. SCC has not concluded that a loss is probable or reasonably estimable related to these indemnification claims, therefore there is no accrued liability for these contingent losses as of April 30, 2014.
See additional discussion in Item 1A, "Risk Factors," "Critical Accounting Estimates" below and in Item 8, note 18 to the consolidated financial statements.
CRITICAL ACCOUNTING ESTIMATES
We consider the estimates discussed below to be critical to understanding our financial statements, as they require the use of significant judgment and estimation in order to measure, at a specific point in time, matters that are inherently uncertain. Specific methods and assumptions for these critical accounting estimates are described in the following paragraphs. We have reviewed and discussed each of these estimates with the Audit Committee of our Board of Directors. For all of these estimates, we caution that future events rarely develop precisely as forecasted and estimates routinely require adjustment and may require material adjustment.
See Item 8, note 1 to the consolidated financial statements, which discusses accounting policies we have selected when there are acceptable alternatives and new or proposed accounting standards that may affect our financial reporting in the future.

28	2014 Form 10-K | H&R Block, Inc.

LOSSES ARISING FROM REPRESENTATIONS AND WARRANTIES –
Nature of Estimates Required. SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subject to significant management judgment, and estimates may vary significantly period to period.
Assumptions and Approach Used. SCC has entered into tolling agreements with the counterparties that initiated the majority of claims received by SCC. Beginning in the fourth quarter of fiscal year 2013 and continuing in fiscal year 2014, SCC has been engaged in discussions with these counterparties regarding the bulk settlement of previously denied and potential future claims. Based on settlement discussions with these counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the representation and warranty and other claims that are the subject of these discussions. In the event that current efforts to settle are not successful, SCC believes claim volumes may increase or litigation may result.
SCC will continue to vigorously contest any request for repurchase when it has concluded that a valid basis for repurchase does not exist. SCC's decision whether to engage in bulk settlement discussions is based on factors that vary by counterparty or type of counterparty and include the considerations used by SCC in determining its loss estimate.
SCC's loss estimate for representation and warranty claims is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of prior bulk settlements, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, the potential pro-rata realization of the claims as compared to all claims and other relevant facts and circumstances when developing its estimate of probable loss. SCC believes that the most significant of these factors are the terms of prior bulk settlements and the terms expected to result from ongoing bulk settlement discussions, which have been primarily influenced by the anticipated pro-rata realization of the claims of particular counterparties as compared to the anticipated realization if all claims and litigation were resolved together with payment of SCC's related administration and legal expense. Changes in any one of the factors mentioned above could significantly impact the estimate.
Sensitivity of Estimate to Change. It is reasonably possible that future representation and warranty losses may vary from the amounts accrued for these exposures. SCC currently estimates that the range of reasonably possible loss could be up to approximately $16 million in excess of amounts accrued. This estimated range is based on the best information currently available, significant management judgment and a number of factors that are subject to change, including developments in case law and the factors listed above in this Item 7. The actual loss that may be incurred could differ materially from our accrual or the estimate of reasonably possible losses.
SCC has accrued a liability as of April 30, 2014 for estimated contingent losses arising from representation and warranty claims of $183.8 million. SCC accrued incremental loss provisions of $25 million in fiscal year 2014 and $40 million in fiscal year 2013.
If future losses are in excess of SCC's accrued liability, those losses could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows, as SCC's financial condition, operating results and cash flows are included in our consolidated financial statements. The accrued liability does not include potential losses related to litigation matters discussed in Item 1A, "Risk Factors" and in Item 8, note 17 to the consolidated financial statements. Also see Item 8, note 18 to the consolidated financial statements.
LITIGATION AND RELATED CONTINGENCIES –
Nature of Estimates Required. We have accrued liabilities related to certain legal matters for which we believe it is probable that a loss will be incurred and the range of such loss can be reasonably estimated. Assessing the likely outcome of pending or threatened litigation, including the amount of potential loss, if any, is highly subjective.
Assumptions and Approach Used. We are subject to pending or threatened litigation claims and indemnification claims, which are described in Item 8, note 17 to the consolidated financial statements. It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required to be accrued, if any, for these contingencies is made

H&R Block, Inc. | 2014 Form 10-K	29

after analysis of each known issue and an analysis of historical experience. In cases where we have concluded that a loss is only reasonably possible or remote, or is not reasonably estimable, no liability is accrued.
Sensitivity of Estimate to Change. It is reasonably possible that future litigation and related contingent losses may vary from the amounts accrued. For some matters where a liability has not been accrued, we are able to estimate a reasonably possible range of loss. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of April 30, 2014, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material. However, our judgments on whether a loss is probable, reasonably possible or remote and our estimates of probable loss amounts may differ from actual results due to difficulties in predicting the outcome of jury trials, arbitration hearings, settlement discussions and related activity, predicting the outcome of class certification actions and numerous other uncertainties. Due to the number of claims which are periodically asserted against us, and the magnitude of damages sought in those claims, actual losses in the future may significantly differ from our current estimates.
INCOME TAXES – UNCERTAIN TAX POSITIONS –
Nature of Estimates Required. The income tax laws of jurisdictions in which we operate are complex and subject to different interpretations by the taxpayer and applicable government taxing authorities. Income tax returns filed by us are based on our interpretation of these rules. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments, including assessments of interest or penalties. We have accrued a liability for uncertain tax positions that reflects our judgment as to the ultimate resolution of the applicable issues if subject to judicial review or other settlement.
Assumptions and Approach Used. We evaluate each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. We do not record a tax benefit for tax positions where we have concluded it is not more likely than not to be sustained. Differences between a tax position taken or expected to be taken in our tax returns and the amount of benefit recognized and measured in the financial statements result in unrecognized tax benefits, which are recorded in the balance sheet as either a liability for unrecognized tax benefits or reductions to recorded tax assets, as applicable.
Sensitivity of Estimate to Change. Our assessment of the technical merits and measurement of tax benefits associated with uncertain tax positions is subject to a high degree of judgment and estimation. Actual results may differ from our current judgments due to a variety of factors, including changes in law, interpretations of law by taxing authorities that differ from our assessments, changes in the jurisdictions in which we operate and results of routine tax examinations. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate on a quarterly basis.
As of April 30, 2014, we accrued liabilities for unrecognized tax benefits on uncertain tax positions of approximately $111 million. Of the total gross unrecognized tax benefit as of April 30, 2014, approximately $74 million would impact our effective tax rate if ultimately recognized.
INCOME TAXES – VALUATION OF DEFERRED TAX ASSETS –
Nature of Estimates Required. We account for income taxes under the asset and liability method, which requires us to record deferred income tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Deferred taxes are determined separately within each tax jurisdiction based on provisions of enacted tax law.
We record a valuation allowance to reduce our deferred tax assets to the estimated amount that we believe is more likely than not to be realized. Determination of a valuation allowance for deferred tax assets requires that we

30	2014 Form 10-K | H&R Block, Inc.

make judgments about future matters that are not certain, including projections of future taxable income and evaluating potential tax-planning strategies.
Assumptions and Approach Used. Our deferred tax assets include tax loss carry-forwards, and have in the past included capital loss carry-forwards, which in some cases have been reduced by a valuation allowance. We have considered taxable income in carry-back periods, historical and forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and tax planning strategies in determining the need for a valuation allowance and the estimated amount of these deferred tax assets that will more likely than not be realized.
Sensitivity of Estimate to Change. To the extent that actual results differ from our current assumptions, valuation allowances for deferred tax assets will increase or decrease. In the event we determine that we could not realize all or part of our deferred tax assets in the future, an adjustment would be charged to earnings in the period in which we make such determination. Likewise, if we later determine it is more likely than not that we could realize the deferred tax assets, we would reverse the applicable portion of the previously provided valuation allowance.
As of April 30, 2014, valuation allowances for our deferred tax assets totaled $19 million. As a result of changes in deferred tax valuation allowances, our effective tax rate increased 1.5% in fiscal year 2014 and decreased 1.0% in fiscal year 2013.
NEW ACCOUNTING PRONOUNCEMENTS
See Item 8, note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.
FINANCIAL CONDITION
These comments should be read in conjunction with the consolidated balance sheets and consolidated statements of cash flows included in Item 8.
CAPITAL RESOURCES AND LIQUIDITY –
OVERVIEW – Our primary sources of capital and liquidity include cash from operations (including changes in working capital) and issuances of debt. We use capital primarily to fund working capital, service and repay debt, pay dividends, repurchase shares of our common stock, and acquire businesses.
Our operations are highly seasonal and substantially all of our revenues and cash flow are generated during the period from February through April. Therefore, we require the use of cash to fund operating losses from May through January, and typically rely on available cash balances from the prior tax season and short-term borrowings to meet our off-season liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under the 2012 CLOC and the issuance of commercial paper, we believe that, in the absence of any unexpected developments, our existing sources of capital as of April 30, 2014 are sufficient to meet our operating needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for fiscal years 2014, 2013 and 2012. See Item 8 for the complete consolidated statements of cash flows for these periods.

		(in 000s)
Year ended April 30,	2014	2013	2012
Net cash provided by (used in):
Operating activities	$809,581	$497,108	$362,049
Investing activities	10,690	(110,937)	351,867
Financing activities	(364,930)	(584,541)	(445,062)
Effects of exchange rate changes on cash	(17,618)	1,620	(2,364)
Net change in cash and cash equivalents	$437,723	$(196,750)	$266,490

H&R Block, Inc. | 2014 Form 10-K	31

Cash from Operating Activities. Cash provided by operations, which consists primarily of cash received from customers, increased $312.5 million from fiscal year 2013. The increase from the prior year was primarily due to higher net income and changes in working capital.
Cash from Investing Activities. Cash from investing activities increased $121.6 million primarily due to a decline in purchases of available-for-sale (AFS) securities, and proceeds received in fiscal year 2014 totaling $64.9 million from full repayment of principal and accrued interest outstanding on notes receivable in connection with the sale of RSM McGladrey in fiscal year 2012. We had proceeds in fiscal year 2013 totaling $81.1 million from liquidation of certain company-owned life insurance policies.
Cash from Financing Activities. Cash used in financing activities decreased $219.6 million primarily due to a reduction in stock repurchase and retirement activities. This was partially offset by cash used to fund declining customer deposit balances.
CASH REQUIREMENTS –
Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $219.0 million, $217.2 million and $208.8 million in fiscal years 2014, 2013 and 2012, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Although we completed no open-market repurchases of outstanding shares of our common stock in fiscal year 2014, we did repurchase 21.3 million shares at a cost of $315 million in fiscal year 2013, and 14.6 million shares at a cost of $200.0 million in fiscal year 2012.
We currently have Board of Directors' authorization to purchase up to $2.0 billion of our common stock through June 2015. There was $857.5 million remaining under this authorization as of April 30, 2014. Although we have historically from time to time repurchased common stock, there can be no assurances that circumstances will allow us to continue to repurchase common stock in the future. As long as we remain subject to regulatory supervision of the Federal Reserve, our share repurchase program will be closely supervised and we will likely be restricted from repurchasing outstanding shares.
HRB Bank. In April 2014, we entered into the P&A Agreement with BofI. The P&A Agreement is subject to various closing conditions, including the receipt of certain required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. If closing conditions (including regulatory approvals) are satisfied, we will complete a closing of the P&A Transaction, including the sale of certain assets and transfer of certain liabilities (principally deposit liabilities) to BofI. Due to the seasonality of our business, the timing of any closing will impact the amount deposit liabilities transferred.
If a closing had occurred as of April 30, 2014, we would have made a cash payment to BofI for the difference in the carrying value of assets sold and the carrying value of liabilities transferred of approximately $745 million. The amount of the cash payment made at closing will primarily be equal to the carrying value of the liabilities to be transferred since the carrying value of the assets to be transferred is immaterial. Actual amounts at closing will differ from amounts as of April 30, 2014. We expect to fund any closing date cash payment due to BofI through liquidation of our AFS securities (carrying value of $423 million at April 30, 2014), with any remaining balance expected to be funded through available cash balances. As a result of our intent to liquidate our AFS securities, we recorded an other-than-temporary impairment in our fourth quarter of fiscal year 2014 of $12.4 million.
See additional discussion in Item 1, under "Business," and in Item 8, note 2 to the consolidated financial statements. See additional discussion of regulatory and capital requirements of HRB Bank in Item 1, "Regulation and Supervision - Bank and Holding Companies," and Item 1A, "Risk Factors."
Capital Investment. Our business is not capital intensive. Capital expenditures totaled $147.0 million and $113.2 million in fiscal years 2014 and 2013, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. We expended net cash totaling $68.4 million and $20.7 million in fiscal years 2014 and 2013 in connection with acquired businesses. We routinely

32	2014 Form 10-K | H&R Block, Inc.

acquire competitor tax businesses and franchisees, and recurring capital allocated to acquisitions consists primarily of this activity. In fiscal year 2014, we also acquired the assets, primarily purchased technology, of a business for $30.3 million.
FINANCING RESOURCES – Our 2012 CLOC has capacity up to $1.5 billion, and is scheduled to expire in August 2017. See additional discussion, including a description of related covenants, in Item 8, note 10 to the consolidated financial statements.
While we use commercial paper borrowings to fund our seasonal working capital needs, we had no commercial paper borrowings outstanding as of April 30, 2014 or 2013. Our commercial paper borrowings peaked at $195.0 million in February 2014.
During fiscal year 2013, we issued $500.0 million in 5.50% Senior Notes, the proceeds of which, together with cash balances on hand, were used to redeem $600.0 million of our 7.875% Senior Notes that were due to mature in January 2013. We also have $400.0 million in 5.125% Senior Notes which are due in October 2014.
The following table provides ratings for debt issued by Block Financial as of April 30, 2014 and 2013:

As of	April 30, 2014			April 30, 2013
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-2	Baa2	Stable	P-2	Baa2	Negative
S&P	A-2	BBB	Negative	A-2	BBB	Negative
CASH AND INVESTMENT SECURITIES – As of April 30, 2014, we held cash and cash equivalents of $2.2 billion, including $609.1 million held by HRB Bank and $119.6 million held by our foreign subsidiaries.
Dividends of cash balances held by HRB Bank would be subject to regulatory approval and are therefore not available for general corporate purposes.
As of April 30, 2014, we also held investments, primarily mortgage backed securities, with a carrying value of $427.8 million which we classified as available for sale. As discussed above, it is our intent (subject to market conditions) to liquidate the majority of these securities in connection with a closing of the P&A Transaction.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, in fiscal years 2014 and 2012 we entered into foreign exchange forward contracts, although we did not enter into any such contracts in fiscal year 2013. There were no forward contracts outstanding as of April 30, 2014.
As of April 30, 2014, our Canadian operations had approximately $52 million of U.S. dollar denominated borrowings owed to various U.S. subsidiaries. These borrowings may be repaid in full or in part at any time. Non-borrowed funds would have to be repatriated to be available to fund domestic operations, and in certain circumstances this would trigger additional income taxes on those amounts. We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $17.6 million during fiscal year 2014 compared to an increase of $1.6 million and a decrease of $2.4 million in fiscal years 2013 and 2012, respectively. This change resulted primarily from a decline in Canadian exchange rates.

H&R Block, Inc. | 2014 Form 10-K	33

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – A summary of our obligations to make future payments as of April 30, 2014, is as follows:

(in 000s)
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt (including interest)	$1,154,786	$437,632	$55,000	$55,000	$607,154
Customer deposits (including interest)	771,088	770,567	175	346	—
Contingent acquisition payments	9,206	8,016	1,190	—	—
Capital lease obligations	8,980	755	1,616	2,007	4,602
Operating leases	423,630	183,701	189,824	44,939	5,166
Total contractual cash obligations	$2,367,690	$1,400,671	$247,805	$102,292	$616,922

The table above does not reflect unrecognized tax benefits of approximately $111 million due to the high degree of uncertainty regarding the future cash flows associated with these amounts.
See discussion of contractual obligations and commitments in Item 8, within the notes to the consolidated financial statements.
REGULATORY ENVIRONMENT – See discussion in Item 1, "Regulation and Supervision - Bank and Holding Companies," and in Item 1A, "Risk Factors," for additional information on regulatory capital requirements for SLHCs, including the new capital requirements for SLHCs published by the Federal Reserve in July 2013.
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
From time to time in the ordinary course of business, we receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to our services and products. In response to past inquiries, we have demonstrated that we comply with such Laws, convinced the authorities that such Laws were not applicable or that compliance already exists, or modified our activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. We believe the past resolution of such inquiries and our ongoing compliance with Laws has not had a material effect on our consolidated financial statements. We cannot predict what effect future Laws, changes in interpretations of existing Laws or the results of future regulatory inquiries with respect to the applicability of Laws may have on our consolidated financial position, results of operations and cash flows. See additional discussion of legal matters in Item 8, note 17 to the consolidated financial statements.
NON-GAAP FINANCIAL INFORMATION
Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Because these measures are not measures of financial performance under GAAP and are susceptible to varying calculations, they may not be comparable to similarly titled measures for other companies.
We consider non-GAAP financial measures to be a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of our core operating performance.
The following are descriptions of adjustments we make for our non-GAAP financial measures:

▪	We exclude losses from settlements and estimated contingent losses from litigation and favorable reserve adjustments. This does not include legal defense costs.

▪	We exclude non-cash charges to adjust the carrying values of goodwill, intangible assets, other long-lived assets and investments to their estimated fair values.

34	2014 Form 10-K | H&R Block, Inc.

▪	We exclude severance and other restructuring charges in connection with the termination of personnel, closure of offices and related costs.

▪	We exclude the gains and losses on business dispositions, including investment banking, legal and accounting fees from both business dispositions and acquisitions.

▪	We exclude the gains and losses on extinguishment of debt.
We may consider whether other significant items that arise in the future should also be excluded from our non-GAAP financial measures.
We measure the performance of our business using a variety of metrics, including EBITDA, adjusted EBITDA and adjusted pretax income of continuing operations. Adjusted EBITDA and adjusted pretax income eliminate the impact of items that we do not consider indicative of our core operating performance and, we believe, provide meaningful information to assist in understanding our financial results, analyzing trends in our underlying business, and assessing our prospects for future performance. We also use EBITDA and pretax income of continuing operations, each subject to permitted adjustments, as performance metrics in incentive compensation calculations for our employees.
The following is a reconciliation of our reported results from continuing operations and to our adjusted results from continuing operations:

				(in 000s)
	Year ended April 30, 2014
	Revenues	Expenses	EBITDA	Pretax income	Net income	Diluted EPS

As reported - from continuing operations	$3,024,295	$2,261,084	$940,108	$767,116	$500,097	$1.81

Adjustments:
Loss contingencies - litigation	—	1,844	1,844	1,844	1,122	—
Impairment of goodwill and intangible assets	—	277	277	277	169	—
Severance	—	5,204	5,204	5,204	3,166	0.01
Professional fees related to HRB Bank transaction	—	2,747	2,747	2,747	1,671	0.01
Impairment of AFS securities	—	—	12,414	12,414	7,553	0.03
Gain on sale of residual interests in securitizations	—	—	(18,250)	(18,250)	(11,104)	(0.04)
Gain on sales of tax offices/businesses	—	(1,613)	(11,738)	(11,738)	(7,142)	(0.03)
Discrete tax items	—	—	—	—	(33,347)	(0.12)
	—	8,459	(7,502)	(7,502)	(37,912)	(0.14)

As adjusted - from continuing operations	$3,024,295	$2,252,625	$932,606	$759,614	$462,185	$1.67

H&R Block, Inc. | 2014 Form 10-K	35

	Year ended April 30, 2013
	Revenues	Expenses	EBITDA	Pretax income	Net income	Diluted EPS

As reported - from continuing operations	$2,905,943	$2,209,257	$874,375	$702,011	$465,158	$1.69

Adjustments:
Loss contingencies - litigation	—	(4,579)	(4,579)	(4,579)	(2,817)	(0.01)
Impairment of goodwill and intangible assets	—	3,581	3,581	3,581	2,203	0.01
Severance	—	4,785	4,785	4,785	2,944	0.01
Professional fees related to HRB Bank transaction	—	1,565	1,565	1,565	963	—
Loss on extinguishment of debt	—	—	5,790	5,790	3,562	0.01
Gain on sales of tax offices/businesses	—	(1,272)	(1,272)	(1,272)	(782)	—
Discrete tax items	—	—	—	—	(33,302)	(0.12)
	—	4,080	9,870	9,870	(27,229)	(0.10)

As adjusted - from continuing operations	$2,905,943	$2,205,177	$884,245	$711,881	$437,929	$1.59

	Year ended April 30, 2012
	Revenues	Expenses	EBITDA	Pretax income	Net income	Diluted EPS

As reported - from continuing operations	$2,893,771	$2,327,479	$757,316	$576,070	$345,968	$1.16

Adjustments:
Loss contingencies - litigation	—	22,961	22,961	22,961	13,935	0.04
Impairment of goodwill and intangible assets	—	11,389	11,389	11,389	6,912	0.02
Severance	—	32,474	32,474	32,474	19,708	0.07
Gain on sales of tax offices/businesses	—	(16,601)	(16,601)	(16,601)	(10,075)	(0.03)
Discrete tax items	—	—	—	—	3,643	0.01
	—	50,223	50,223	50,223	34,123	0.11

As adjusted - from continuing operations	$2,893,771	$2,277,256	$807,539	$626,293	$380,091	$1.27

The following is a reconciliation of EBITDA:

		(in 000s)
Year ended April 30,	2014	2013	2012
Net income - reported	$475,157	$433,948	$265,932
Add back:
Discontinued operations	24,940	31,210	80,036
Income taxes of continuing operations	267,019	236,853	230,102
Interest expense of continuing operations	57,388	79,957	92,089
Depreciation and amortization of continuing operations	115,604	92,407	89,157
	464,951	440,427	491,384
EBITDA from continuing operations	$940,108	$874,375	$757,316

36	2014 Form 10-K | H&R Block, Inc.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
This section presents information required by the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies." The tables in this section include HRB Bank information only.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL – The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for fiscal years 2014, 2013 and 2012:

(dollars in 000s)
Year ended April 30,	2014			2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Interest-earning assets:
Mortgage loans, net	$295,619	$13,808	4.67%	$372,339	$16,556	4.45%	$448,431	$20,322	4.53%
Federal funds sold	961	1	0.10%	1,192	1	0.08%	2,315	1	0.04%
Credit cards	21,600	4,956	22.94%	8,119	3,311	40.78%	—	—	—%
Emerald Advance	88,562	30,289	34.20%	91,338	30,997	33.94%	87,711	28,982	33.04%
AFS securities	457,642	9,504	2.08%	380,055	6,791	1.79%	250,329	4,178	1.67%
FHLB stock	1,842	9	0.49%	1,879	—	—%	3,259	113	3.47%
Cash and due from banks	657,259	1,600	0.24%	690,396	1,601	0.23%	732,164	1,806	0.25%
	1,523,485	$60,167	3.95%	1,545,318	$59,257	3.83%	1,524,209	$55,402	3.63%
Non-interest-earning assets	24,217			27,974			56,426
Total HRB Bank assets	$1,547,702			$1,573,292			$1,580,635
Interest-bearing liabilities:
Customer deposits	$607,623	$2,109	0.35%	$735,368	$5,660	0.77%	$705,593	$6,735	0.95%
FHLB borrowing	—	—	—%	—	—	—%	23,770	572	2.41%
	607,623	$2,109	0.35%	735,368	$5,660	0.77%	729,363	$7,307	1.00%
Non-interest-bearing liabilities	426,897			364,932			363,990
Total liabilities	1,034,520			1,100,300			1,093,353
Total shareholders' equity	513,182			472,992			487,282
Total liabilities and shareholders' equity	$1,547,702			$1,573,292			$1,580,635
Net yield on interest-earning assets		$58,058	3.81%		$53,597	3.47%		$48,095	3.16%

H&R Block, Inc. | 2014 Form 10-K	37

The following table presents the rate/volume variance in interest income and expense for the last two fiscal years:

(in 000s)
Year ended April 30,	2014				2013
	Total Change in Interest Income/Expense	Change Due to Rate/Volume	Change Due to Rate	Change Due to Volume	Total Change in Interest Income/Expense	Change Due to Rate/Volume	Change Due to Rate	Change Due to Volume
Interest income:
Loans, net (1)	$(1,811)	$(2,603)	$(584)	$1,376	$1,560	$3,052	$(60)	$(1,432)
AFS securities	2,713	222	1,102	1,389	2,613	147	300	2,166
Federal funds sold	—	—	—	—	—	(1)	1	—
FHLB stock	12	—	12	—	(113)	50	(118)	(45)
Cash & due from banks	(4)	3	69	(76)	(205)	49	(146)	(108)
	$910	$(2,378)	$599	$2,689	$3,855	$3,297	$(23)	$581
Interest expense:
Customer deposits	$(3,551)	$511	$(3,085)	$(977)	$(1,075)	$(52)	$(1,286)	$263
FHLB borrowings	—	—	—	—	(572)	574	(573)	(573)
	$(3,551)	$511	$(3,085)	$(977)	$(1,647)	$522	$(1,859)	$(310)

(1)	Includes mortgage loans held for investment, EAs and credit cards. Non-accruing loans have been excluded.
INVESTMENT PORTFOLIO – The following table presents the cost basis and fair value of HRB Bank's investment portfolio as of April 30, 2014, 2013 and 2012:

(in 000s)
As of April 30,	2014		2013		2012
	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value
Mortgage-backed securities	$420,697	$423,495	$476,450	$482,378	$361,184	$366,683
Federal funds sold	1,156	1,156	1,169	1,169	1,586	1,586
FHLB stock	1,633	1,633	1,861	1,861	1,879	1,879
	$423,486	$426,284	$479,480	$485,408	$364,649	$370,148

The following table shows the cost basis, scheduled maturities and average yields for HRB Bank's investment portfolio as of April 30, 2014:

(dollars in 000s)
		Less Than One Year		After Ten Years		Total
	Cost Basis	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Mortgage-backed securities	$420,697	$—	—	$420,697	2.08%	$420,697	2.08%
Federal funds sold	1,156	1,156	0.10%	—	—	1,156	0.10%
FHLB stock	1,633	1,633	0.49%	—	—	1,633	0.49%
	$423,486	$2,789		$420,697		$423,486

38	2014 Form 10-K | H&R Block, Inc.

LOAN PORTFOLIO AND SUMMARY OF LOAN LOSS EXPERIENCE – The following table shows the composition of HRB Bank's mortgage loan portfolio and information on delinquent loans:

(in 000s)
As of April 30,	2014	2013	2012	2011	2010
Residential real estate mortgages	$277,253	$349,841	$428,568	$569,610	$683,452
Home equity lines of credit	170	170	174	183	232
	$277,423	$350,011	$428,742	$569,793	$683,684

Loans and TDRs on non–accrual	$79,894	$89,230	$108,839	$155,645	$185,209
Loans past due 90 days or more	57,882	74,992	99,044	149,501	153,703
Total TDRs	43,865	55,061	71,949	106,328	144,977
Interest income recorded on non-accrual loans	3,575	4,025	5,682	6,311	7,452
Concentrations of loans to borrowers located in a single state may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. The table below presents outstanding loans by state, for states with a concentration of 5% or greater, for our portfolio of mortgage loans held for investment as of April 30, 2014:

(dollars in 000s)
	Loans Purchased from SCC	Loans Purchased from Other Parties	Total	Percent of Total	Delinquency Rate (30+ Days)
Florida	$14,040	$39,945	$53,985	20%	10%
New York	51,264	7,173	58,437	21%	16%
California	23,397	5,560	28,957	10%	41%
Wisconsin	1,358	19,273	20,631	7%	9%
All others	69,507	45,906	115,413	42%	21%
Total	$159,566	$117,857	$277,423	100%

A rollforward of HRB Bank's allowance for loss on mortgage loans is as follows:

(dollars in 000s)
Year ended April 30,	2014	2013	2012	2011	2010
Balance as of the beginning of the year	$14,314	$26,444	$90,487	$93,535	$84,073
Provision	8,271	13,250	23,875	35,200	47,750
Recoveries	4,040	3,253	252	272	88
Charge-offs and transfers	(15,353)	(28,633)	(88,170)	(38,520)	(38,376)
Balance as of the end of the year	$11,272	$14,314	$26,444	$90,487	$93,535
Ratio of net charge-offs to average loans outstanding during the year	3.74%	6.37%	19.61%	5.96%	4.95%

H&R Block, Inc. | 2014 Form 10-K	39

DEPOSITS – The following table shows HRB Bank's average deposit balances and the average rate paid on those deposits for fiscal years 2014, 2013 and 2012:

(dollars in 000s)
Year ended April 30,	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Money market and savings	$274,633	0.47%	$331,819	0.59%	$306,053	0.71%
Interest-bearing checking accounts	8,881	0.08%	12,027	0.17%	14,871	0.27%
IRAs	310,103	0.20%	322,078	0.91%	334,022	1.00%
Certificates of deposit	14,006	1.31%	69,444	1.08%	50,647	2.33%
	607,623	0.35%	735,368	0.77%	705,593	0.95%
Non-interest-bearing deposits	362,806		330,727		320,566
	$970,429		$1,066,095		$1,026,159

RATIOS – The following table shows certain of HRB Bank's key ratios for fiscal years 2014, 2013 and 2012:

Year ended April 30,	2014	2013	2012
Return on average assets	3.2%	3.0%	3.1%
Net return on equity	9.7%	10.2%	10.0%
Equity to assets ratio	41.3%	33.9%	34.8%
SHORT-TERM BORROWINGS – We had no short-term borrowings outstanding from the FHLB as of April 30, 2014, 2013 or 2012, and did not borrow from the FHLB during fiscal year 2014 or 2013. During fiscal year 2012, the maximum amount of FHLB advances outstanding during fiscal year 2012 was $25.0 million, with average borrowings of $23.8 million at an average interest rate of 2.41%.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
GENERAL – We have a formal investment policy that strives to minimize the market risk exposure of our cash equivalents and AFS securities, which are primarily affected by credit quality and movements in interest rates. The guidelines in our investment policy focus on managing liquidity and preserving principal and earnings.
Our AFS securities consist primarily of mortgage-backed securities held to meet the regulatory requirements of HRB Bank.
Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality, short-term investments, including money market funds. Because our cash and cash equivalents have a relatively short maturity, our portfolio's market value is relatively insensitive to interest rate changes.
As our short-term borrowings are generally seasonal, interest rate risk typically increases through our third fiscal quarter and declines to zero by fiscal year-end. While the market value of short-term borrowings is relatively insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates.
Our long-term debt as of April 30, 2014, consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings until these notes mature or are refinanced. The fixed-rate interest payable on our Senior Notes is subject to adjustment based upon our credit ratings. We had no balance outstanding under the 2012 CLOC as of April 30, 2014. See Item 8, note 10 to the consolidated financial statements.
Under criteria published by the OCC, HRB Bank's overall interest rate risk exposure at March 31, 2014, our most recent Call Report filing with the OCC, was characterized as "minimal." We actively manage our interest rate risk positions. As interest rates change, we adjust our strategy and mix of assets and liabilities to optimize our position.

40	2014 Form 10-K | H&R Block, Inc.

MORTGAGE LOANS HELD FOR INVESTMENT – As of April 30, 2014, residential mortgage loans held for investment consisted of a mix of 46% fixed-rate loans and 54% adjustable-rate loans. These loans are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages tend to exhibit lower prepayments. The opposite is true in a falling rate environment. When mortgage loans prepay, mortgage origination costs are written off. Depending on the timing of the prepayment, the write-offs of mortgage origination costs may result in lower than anticipated yields.
CUSTOMER DEPOSITS AND FHLB ADVANCES – HRB Bank's liabilities consist primarily of transactional deposit relationships, such as H&R Block Prepaid Emerald MasterCard® accounts and checking accounts. Other liabilities typically include money market accounts, certificates of deposit and collateralized borrowings from the FHLB. Money market accounts re-price as interest rates change. Certificates of deposit re-price over time depending on maturities. FHLB advances generally have fixed rates ranging from one day through multiple years. We had no FHLB advances outstanding as of April 30, 2014.
FOREIGN EXCHANGE RATE RISK
Our operations in international markets are exposed to movements in currency exchange rates. The currencies primarily involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders' equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. We estimate a 10% change in foreign exchange rates by itself would impact consolidated net income in fiscal years 2014 and 2013 by $5.5 million and $4.7 million, respectively, and cash balances as of April 30, 2014 and 2013 by $10.8 million and $27.5 million, respectively.
We primarily use foreign exchange forward contracts to mitigate foreign currency exchange rate risk for seasonal loans we advance to our Canadian operations, although we did not utilize exchange forward contracts in fiscal year 2013. As of April 30, 2014, our Canadian operations had approximately $52 million of U.S. dollar denominated liabilities to various U.S. subsidiaries, which are exposed to exchange rate risk. Foreign currency losses totaled $18.2 million for fiscal year 2014, and are included in "other income, net" on our consolidated statements of income.
SENSITIVITY ANALYSIS
The sensitivities of certain financial instruments to changes in interest rates as of April 30, 2014 and 2013 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results. The impact of a change in interest rates on other factors, such as delinquency and prepayment rates, is not included in the analysis below.

(in 000s)
	Carrying Value	Basis Point Change
		–200	–100	+100	+200	+300
As of April 30, 2014:
Mortgage loans held for investment	$268,428	$4,032	$3,798	$(4,737)	$(9,830)	$(15,264)
Mortgage-backed securities	427,824	22,816	17,264	(27,037)	(48,636)	(69,191)

As of April 30, 2013:
Mortgage loans held for investment	$338,789	$5,399	$4,934	$(4,769)	$(10,654)	$(18,828)
Mortgage-backed securities	482,378	3,472	4,067	(17,027)	(39,469)	(59,975)

H&R Block, Inc. | 2014 Form 10-K	41

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DISCUSSION OF FINANCIAL RESPONSIBILITY
H&R Block's management is responsible for the integrity and objectivity of the information contained in this document. Management is responsible for the consistency of reporting this information and for ensuring that accounting principles generally accepted in the U.S. are properly applied. In discharging this responsibility, management maintains an extensive program of internal audits and requires members of management to certify financial information within their scope of management. Our system of internal control over financial reporting also includes formal policies and procedures, including a Code of Business Ethics and Conduct that reinforces our commitment to ethical business conduct and is designed to encourage our employees and directors to act with high standards of integrity in all that they do.
The Audit Committee of the Board of Directors, composed solely of independent outside directors, meets periodically with management, the independent auditor and the Director, Audit Services (our chief internal auditor) to review matters relating to our financial statements, internal audit activities, internal accounting controls and non-audit services provided by the independent auditors. The independent auditor and the Director, Audit Services have full access to the Audit Committee and meet with the committee, both with and without management present, to discuss the scope and results of their audits, including internal control, audit and financial matters.
Deloitte & Touche LLP audited our consolidated financial statements for fiscal years 2014, 2013 and 2012. The audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 1992 framework, as of April 30, 2014.
Based on our assessment, management concluded that as of April 30, 2014, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO. The Company's external auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ William C. Cobb	/s/ Gregory J. Macfarlane
William C. Cobb	Gregory J. Macfarlane
President and Chief Executive Officer	Chief Financial Officer

42	2014 Form 10-K | H&R Block, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
H&R Block, Inc.
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the "Company") as of April 30, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of H&R Block, Inc. and subsidiaries as of April 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 19, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Kansas City, Missouri
June 19, 2014

H&R Block, Inc. | 2014 Form 10-K	43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
H&R Block, Inc.
Kansas City, Missouri
We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the "Company") as of April 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2014 of the Company and our report dated June 19, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche
Kansas City, Missouri
June 19, 2014

44	2014 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME		(in 000s, except per share amounts)
Year ended April 30,	2014	2013	2012
REVENUES:
Service revenues	$2,570,273	$2,443,000	$2,434,307
Royalty, product and other revenues	355,928	364,114	359,664
Interest income	98,094	98,829	99,800
	3,024,295	2,905,943	2,893,771
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	816,623	769,161	828,773
Occupancy and equipment	362,782	354,612	381,200
Provision for bad debt and loan losses	80,007	90,685	92,157
Interest	57,388	79,957	92,089
Depreciation and amortization	93,259	75,229	69,310
Other	217,597	235,144	238,166
	1,627,656	1,604,788	1,701,695
Impairment of goodwill	—	—	7,409
Selling, general and administrative:
Marketing and advertising	238,763	270,783	278,797
Compensation and benefits	249,779	213,987	220,340
Depreciation and amortization	22,345	17,178	19,847
Other selling, general and administrative	122,541	102,521	99,391
	633,428	604,469	618,375
Total operating expenses	2,261,084	2,209,257	2,327,479
Operating income	763,211	696,686	566,292
Other income, net	3,905	5,325	9,778
Income from continuing operations before income taxes	767,116	702,011	576,070
Income taxes	267,019	236,853	230,102
Net income from continuing operations	500,097	465,158	345,968
Net loss from discontinued operations, net of tax benefits of $15,422, $19,662 and $74,944	(24,940)	(31,210)	(80,036)
NET INCOME	$475,157	$433,948	$265,932

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.82	$1.70	$1.16
Discontinued operations	(0.09)	(0.11)	(0.27)
Consolidated	$1.73	$1.59	$0.89

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.81	$1.69	$1.16
Discontinued operations	(0.09)	(0.11)	(0.27)
Consolidated	$1.72	$1.58	$0.89

COMPREHENSIVE INCOME:
Net income	$475,157	$433,948	$265,932
Unrealized gains on securities, net of taxes:
Unrealized holding gains arising during the year	1,807	269	3,192
Reclassification adjustment for gains included in income	(3,705)	(104)	(94)
Change in foreign currency translation adjustments	(3,475)	(1,760)	(2,186)
Other comprehensive income (loss)	(5,373)	(1,595)	912
Comprehensive income	$469,784	$432,353	$266,844

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2014 Form 10-K	45

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of April 30,	2014	2013
ASSETS
Cash and cash equivalents	$2,185,307	$1,747,584
Cash and cash equivalents - restricted	115,319	117,837
Receivables, less allowance for doubtful accounts of $52,578 and $50,399	191,618	206,835
Prepaid expenses and other current assets	198,267	390,087
Investments in available-for-sale securities	423,495	—
Total current assets	3,114,006	2,462,343
Mortgage loans held for investment, less allowance for loan losses of $11,272 and $14,314	268,428	338,789
Investments in available-for-sale securities	4,329	486,876
Property and equipment, at cost less accumulated depreciation and amortization of $446,049 and $420,318	304,911	267,880
Intangible assets, net	355,622	284,439
Goodwill	436,117	434,782
Other assets	210,116	262,670
Total assets	$4,693,529	$4,537,779
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Customer banking deposits	$769,785	$936,464
Accounts payable, accrued expenses and other current liabilities	569,007	523,921
Accrued salaries, wages and payroll taxes	167,032	134,970
Accrued income taxes	406,655	416,128
Current portion of long-term debt	400,637	722
Total current liabilities	2,313,116	2,012,205
Long-term debt	505,837	905,958
Other noncurrent liabilities	318,027	356,069
Total liabilities	3,136,980	3,274,232

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 316,628,110	3,166	3,166
Convertible preferred stock, no par, stated value $0.01 per share, 500,000 shares authorized	—	—
Additional paid-in capital	766,654	752,483
Accumulated other comprehensive income	5,177	10,550
Retained earnings	1,589,297	1,333,445
Less treasury shares, at cost	(807,745)	(836,097)
Total stockholders' equity	1,556,549	1,263,547
Total liabilities and stockholders' equity	$4,693,529	$4,537,779

See accompanying notes to consolidated financial statements.

46	2014 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS			(in 000s)
Year ended April 30,	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$475,157	$433,948	$265,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,604	92,407	103,576
Provision for bad debt and loan losses	80,007	90,685	97,365
Provision (benefit) for deferred taxes	20,958	(21,846)	13,227
Stock-based compensation	20,058	15,293	14,968
Impairment of goodwill and intangible assets	277	3,581	113,951
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents — restricted	2,522	(69,737)	(2,917)
Receivables	(30,376)	(72,662)	49,755
Prepaid expenses and other current assets	2,355	(3,465)	538
Other noncurrent assets	(40,922)	78,778	25,552
Accounts payable, accrued expenses and other current liabilities	34,510	(37,017)	(45,114)
Accrued salaries, wages and payroll taxes	33,362	(28,861)	(58,210)
Accrued income taxes	121,038	88,459	(92,843)
Other noncurrent liabilities	(7,779)	(71,998)	(88,870)
Other, net	(17,190)	(457)	(34,861)
Net cash provided by operating activities	809,581	497,108	362,049
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(45,158)	(227,177)	(256,173)
Sales, maturities and payments received on available-for-sale securities	107,101	118,411	66,382
Principal payments on mortgage loans held for investment, net	46,664	44,031	49,142
Capital expenditures	(147,011)	(113,239)	(82,457)
Payments made for business acquisitions, net of cash acquired	(68,428)	(20,742)	(15,258)
Proceeds from sale of businesses, net	942	3,785	560,499
Proceeds from notes receivable	64,865	—	—
Franchise loans funded	(63,960)	(70,807)	(46,246)
Payments received on franchise loans	87,220	83,445	56,591
Surrender of company-owned life insurance policies	—	81,125	—
Other, net	28,455	(9,769)	19,387
Net cash provided by (used in) investing activities	10,690	(110,937)	351,867
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of commercial paper and other short-term borrowings	(316,000)	(1,214,238)	(664,167)
Proceeds from issuance of commercial paper and other short-term borrowings	316,000	1,214,238	664,167
Repayments of long-term debt	—	(636,621)	—
Proceeds from issuance of long-term debt	—	497,185	—
Repayments of FHLB borrowings	—	—	(25,000)
Customer banking deposits, net	(163,952)	103,608	(26,091)
Dividends paid	(218,980)	(217,201)	(208,801)
Repurchase of common stock, including shares surrendered	(6,106)	(340,413)	(180,592)
Proceeds from exercise of stock options	28,246	25,139	12,275
Other, net	(4,138)	(16,238)	(16,853)
Net cash used in financing activities	(364,930)	(584,541)	(445,062)
Effects of exchange rate changes on cash	(17,618)	1,620	(2,364)
Net increase (decrease) in cash and cash equivalents	437,723	(196,750)	266,490
Cash and cash equivalents at beginning of the year	1,747,584	1,944,334	1,677,844
Cash and cash equivalents at end of the year	$2,185,307	$1,747,584	$1,944,334
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$155,735	$155,617	$218,444
Interest paid on borrowings	55,221	73,559	69,681
Interest paid on deposits	2,162	5,665	6,843
Transfers of foreclosed loans to other assets	7,644	10,357	10,308
Transfer of mortgage loans held for investment to held for sale	7,608	—	—
Accrued additions to property and equipment	5,257	4,261	801
Accrued purchase of common stock	—	—	22,484
See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2014 Form 10-K	47

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances as of May 1, 2011	412,441	$4,124	$812,666	$11,233	$2,658,103	(107,075)	$(2,036,552)	$1,449,574
Net income	—	—	—	—	265,932	—	—	265,932
Other comprehensive income	—	—	—	912	—	—	—	912
Stock-based compensation	—	—	14,968	—	—	—	—	14,968
Stock-based awards exercised or vested	—	—	(22,118)	—	(125)	1,505	28,626	6,383
Acquisition of treasury shares	—	—	—	—	—	(198)	(3,087)	(3,087)
Repurchase and retirement of common shares	(14,554)	(145)	(8,732)	—	(191,112)	—	—	(199,989)
Cash dividends declared - $0.70 per share	—	—	—	—	(208,801)	—	—	(208,801)
Balances as of April 30, 2012	397,887	3,979	796,784	12,145	2,523,997	(105,768)	(2,011,013)	1,325,892
Net income	—	—	—	—	433,948	—	—	433,948
Other comprehensive loss	—	—	—	(1,595)	—	—	—	(1,595)
Stock-based compensation	—	—	15,293	—	—	—	—	15,293
Stock-based awards exercised or vested	—	—	(11,652)	—	(257)	1,949	37,047	25,138
Acquisition of treasury shares	—	—	—	—	—	(174)	(2,928)	(2,928)
Repurchase and retirement of common shares	(21,259)	(213)	(12,542)	—	(302,245)	—	—	(315,000)
Retirement of common shares held in treasury	(60,000)	(600)	(35,400)	—	(1,104,797)	60,000	1,140,797	—
Cash dividends declared - $0.80 per share	—	—	—	—	(217,201)	—	—	(217,201)
Balances as of April 30, 2013	316,628	3,166	752,483	10,550	1,333,445	(43,993)	(836,097)	1,263,547
Net income	—	—	—	—	475,157	—	—	475,157
Other comprehensive loss	—	—	—	(5,373)	—	—	—	(5,373)
Stock-based compensation	—	—	20,058	—	—	—	—	20,058
Stock-based awards exercised or vested	—	—	(5,887)	—	(325)	1,811	34,458	28,246
Acquisition of treasury shares	—	—	—	—	—	(218)	(6,106)	(6,106)
Cash dividends declared - $0.80 per share	—	—	—	—	(218,980)	—	—	(218,980)
Balances as of April 30, 2014	316,628	$3,166	$766,654	$5,177	$1,589,297	(42,400)	$(807,745)	$1,556,549

See accompanying notes to consolidated financial statements.

48	2014 Form 10-K | H&R Block, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our operating subsidiaries provide assisted income tax return preparation, digital do-it-yourself (DIY) tax solutions and other services and products related to income tax return preparation to the general public primarily in the United States (U.S.) and its territories, Canada and Australia. We also offer retail banking services in the U.S. through H&R Block Bank (HRB Bank), a federal savings bank.
PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and our 100% owned subsidiaries. Intercompany transactions and balances have been eliminated.
Some of our subsidiaries operate in regulated industries and their underlying accounting records reflect the policies and requirements of these industries.
DISCONTINUED OPERATIONS – In fiscal year 2012, we sold RSM McGladrey, Inc. (RSM) and McGladrey Capital Markets LLC (MCM). All periods presented in the consolidated statements of income reflect the results of these operations as discontinued operations. Our results of discontinued operations in fiscal year 2012 include revenues of $417.2 million from RSM and related businesses and a net loss on the sale of RSM and MCM of $48.1 million.
Our discontinued operations also include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See notes 17 and 18 additional information on litigation, claims and other loss contingencies related to our discontinued operations.
MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the U. S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the evaluation of contingent losses arising from our discontinued mortgage business, contingent losses associated with pending claims and litigation, valuation allowances on deferred tax assets, reserves for uncertain tax positions and related matters. Estimates have been prepared based on the best information available as of each balance sheet date. As such, actual results could differ materially from those estimates.
CASH AND CASH EQUIVALENTS – All non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents.
Outstanding checks in excess of funds on deposit (book overdrafts) included in accounts payable totaled $38.3 million and $35.6 million as of April 30, 2014 and 2013, respectively.
CASH AND CASH EQUIVALENTS – RESTRICTED – Cash and cash equivalents – restricted consists primarily of cash held by HRB Bank required for regulatory compliance and cash held by our captive insurance subsidiary that is expected to be used to pay claims.
RECEIVABLES AND RELATED ALLOWANCES – Our trade receivables consist primarily of accounts receivable from tax clients for tax return preparation. The allowance for doubtful accounts for these receivables requires management's judgment regarding collectibility and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Receivables from tax clients for tax return preparation are not specifically identified and charged off; instead they are evaluated on a pooled basis. At the end of each tax season the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons.
Our financing receivables consist primarily of mortgage loans held for investment, H&R Block Emerald Advance® lines of Credit (EAs), loans made to franchisees, and amounts due under our refund discount program in Canada (Cash Back®).
H&R Block Emerald Advance® lines of credit. EAs are typically offered to clients in our offices from late November through mid-January, currently in an amount not to exceed $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be increased and utilized year-round. These lines of credit are offered by HRB

H&R Block, Inc. | 2014 Form 10-K	49

Bank. EA balances require an annual paydown on February 15th, and any amounts unpaid are placed on non-accrual status as of March 1st. Payments on past due amounts are applied to principal.
These receivables are not specifically identified; instead we review the credit quality of these receivables on a pooled basis, segregated by the year of origination. We determine our allowance for these receivables based on a review of receipts taking into consideration historical experience. Bad debt rates also consider whether the loan was made to a new or repeat client. At the end of each tax season, the outstanding balances on the past-due receivables are evaluated based on collections received and expected collections over subsequent tax seasons. We charge-off receivables to an amount we believe represents the net realizable value.
Loans made to franchisees. The credit quality of these receivables is assessed at an individual franchisee level, taking into account the franchisee's credit score, the franchisee's payment history on existing loans and operational amounts due to us, the loan-to-value ratio and debt-to-income ratio. Credit scores, loan-to-value and debt-to-income ratios are obtained at the time of underwriting. Payment history is monitored on a regular basis. Based upon our internal analysis and underwriting activities, we believe all loans to franchisees are of similar credit quality. Loans are evaluated for collectibility when they become delinquent. Amounts deemed to be uncollectible are written off to bad debt expense and bad debt related to these loans has typically been immaterial. Additionally, the franchise territory serves as collateral for the loan. In the event the franchisee is unable to repay the loan, we revoke franchise rights, write off the remaining balance of the loan and refranchise the territory or begin operating it as company-owned.
Cash Back® receivables. During the tax season, our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), in exchange for a fee. The total fee we charge for this service is mandated by legislation which is administered by the CRA. Interest is not charged on these balances, in accordance with CRA regulations. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund is then sent by the CRA directly to us. The amount we advance to clients under this program is the amount of their estimated refund, less our fees, any amounts expected to be withheld by the CRA for amounts the client may owe to government authorities and any amounts owed to us from prior years. The CRA's system for tracking amounts due to various government agencies also indicates if the client has already filed a return, does not exist in the CRA's records, or is bankrupt. This serves to greatly reduce the amounts of uncollectible receivables and the risk of fraudulent returns.
We do not specifically identify these receivables; instead we determine our allowance for these receivables based on a review of receipts taking into consideration historical experience. In September of each fiscal year, any balances remaining from the previous tax season are charged-off against the related allowance.
MORTGAGE LOANS HELD FOR INVESTMENT – Mortgage loans held for investment represent loans originated or acquired with the ability and current intent to hold to maturity. Loans held for investment are carried at amortized cost adjusted for charge-offs, net of allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.
We record an allowance representing our estimate of credit losses inherent in the loan portfolio at the balance sheet date. A current assessment of the value of the loan's underlying collateral is made when the loan is no later than 60 days past due and any loan balance in excess of the collateral value less costs to sell the property, is included in the provision for credit losses.
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
Loans are considered impaired when we believe it is probable we will be unable to collect all principal and interest due according to the contractual terms of the loan, or when the loan is 60 days past due. Impaired loans are reviewed individually and loss estimates are based on the fair value of the underlying collateral. For loans over 60 days but less than 180 days past due we record a loan loss allowance. For loans 180 days or more past due we charge-off the loan to the value of the collateral less costs to sell.

50	2014 Form 10-K | H&R Block, Inc.

We classify loans as non-accrual when full and timely collection of interest or principal becomes uncertain, or when they are 90 days past due. Interest previously accrued, but not collected, is reversed against current interest income when a loan is placed on non-accrual status. Accretion of deferred fees is discontinued for non-accrual loans. Payments received on non-accrual loans are recognized as interest income when the loan is considered collectible and applied to principal when it is doubtful that all contractual payments will be collected. Loans are not placed back on accrual status until collection of principal and interest is reasonably assured as a result of the borrower bringing the loan into compliance with the contractual terms of the loan. Prior to restoring a loan to accrual status, management considers a borrower's prospects for continuing future contractual payments.
From time to time, as part of our loss mitigation process, we may agree to modify the contractual terms of a borrower's loan. We have developed loan modification programs designed to help borrowers refinance adjustable-rate mortgage loans prior to rate reset or who may otherwise have difficulty making their payments. In cases where we modify a loan and in so doing grant a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (TDR). We may consider the borrower's payment status and history, the borrower's ability to pay upon a rate reset on an adjustable-rate mortgage, the size of the payment increase upon a rate reset, the period of time remaining prior to the rate reset, and other relevant factors in determining whether a borrower is experiencing financial difficulty. A borrower who is current may be deemed to be experiencing financial difficulty in instances where the evidence suggests an inability to pay based on the original terms of the loan after the interest rate reset and that, in the absence of a modification, may default on the loan. We evaluate whether the modification represents a concession we would not otherwise consider, such as a lower interest rate than what a new borrower of similar credit risk would be offered. A loan modified in a TDR, including a loan that was current at the time of modification, is placed on non-accrual status until we determine future collection of principal and interest is reasonably assured, which generally requires the borrower to demonstrate a period of performance according to the restructured terms. At the time of the modification, we record impairment for TDR loans equal to the difference between the principal balance of the loan and the present value of expected future cash flows discounted at the loan's effective interest rate. However, if we later assess that foreclosure of a modified loan is probable, we record an impairment based on the estimated fair value (typically appraised value less costs to sell) of the underlying collateral.
INVESTMENTS – Our investments in marketable securities are classified as available-for-sale (AFS) and are reported at fair value. Unrealized gains and losses are calculated using the specific identification method and reported, net of applicable taxes, as a component of accumulated other comprehensive income. Realized gains and losses on the sale of these securities are determined using the specific identification method.
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
GOODWILL AND INTANGIBLE ASSETS – Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but rather is tested for impairment annually, or more frequently if indications of potential impairment exist.

H&R Block, Inc. | 2014 Form 10-K	51

Impairment testing compares the carrying amount of the reporting unit, including goodwill, with its fair value. Fair value is estimated based on discounted cash flows and comparable market information. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge may be indicated.
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The weighted-average life of intangible assets with finite lives is 24 years. Intangible assets are typically amortized over the estimated useful life of the assets using the straight-line method. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset.
We capitalize certain allowable costs associated with software developed for internal use. These costs are typically amortized over three to five years using the straight-line method.
TREASURY SHARES – We record shares of common stock repurchased by us as treasury shares, at cost, resulting in a reduction of stockholders' equity. Periodically, we may retire shares held in treasury as determined by our Board of Directors. We reissue treasury shares as part of our stock-based compensation programs or for acquisitions. When shares are reissued, we determine the cost using the average cost method.
REVENUE RECOGNITION – Service revenues consist primarily of fees for preparation and filing of tax returns, both in offices and through our online programs, fees associated with our Peace of Mind® (POM) guarantee program and interchange income associated with our H&R Block Prepaid Emerald MasterCard® program. Service revenues are recognized in the period in which the service is performed as follows:

▪	Assisted and online tax preparation revenues are recorded when a completed return is electronically filed or accepted by the customer.

▪	POM revenues are deferred and recognized over the term of the guarantee, based on actual claims paid in relation to projected claims.

▪
Revenues associated with our H&R Block Prepaid Emerald MasterCard® program consist of interchange income from the use of debit cards and fees from the use of ATM networks. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network, and is recognized based on cardholder transactions.

Royalty, product and other revenues include royalties from franchisees and sales of software products, and are recognized as follows:

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

▪
Revenue from the sale of software is recognized when the product is sold to the end user. Rebates, slotting fees and other incentives paid in connection with these sales are recorded as a reduction of revenue.

Interest income consists primarily of interest earned on EAs and mortgage loans held for investment and is recognized as follows:

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

▪	Loan commitment fees, net of related expenses, are initially deferred and recognized as revenue over the commitment period.

52	2014 Form 10-K | H&R Block, Inc.

Sales tax we collect and remit to taxing authorities is recorded net in the consolidated statements of income and is included in other cost of revenues.
ADVERTISING EXPENSE – Advertising costs for radio and television ads are expensed the first time the advertisement takes place, with print and mailing advertising expensed as incurred.
EMPLOYEE BENEFIT PLANS – We have a 401(k) defined contribution plan covering eligible full-time and seasonal employees following the completion of an eligibility period. Contributions to this plan are discretionary and totaled $11.8 million, $11.3 million and $12.8 million for continuing operations in fiscal years 2014, 2013 and 2012, respectively.
We have severance plans covering executives and eligible regular full-time or part-time active employees of a participating employer who incur a qualifying termination. Expenses related to severance benefits of continuing operations totaled $5.2 million, $4.8 million and $32.5 million in fiscal years 2014, 2013 and 2012, respectively.
FOREIGN CURRENCY TRANSLATION – Our international subsidiaries generally consider their local currency to be their functional currency. Revenues and expenses of our foreign operations are translated at the average exchange rates in effect during the fiscal year. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year and the differences from historical exchange rates are reflected as a separate component of other comprehensive income in stockholders' equity.
Translation adjustments on amounts outstanding under intercompany borrowings, resulted in foreign currency losses of $18.2 million in fiscal year 2014, compared to gains of $0.2 million and losses of $0.4 million in fiscal years 2013 and 2012, respectively, for continuing operations.
NEW ACCOUNTING PRONOUNCEMENTS – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," (ASU 2014-09) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on May 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02). This update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. We adopted ASU 2013-02 on May 1, 2013 and the required disclosures are included in note 12.
NOTE 2: H&R BLOCK BANK
In April 2014, our subsidiaries, HRB Bank and Block Financial LLC, the sole shareholder of HRB Bank (Block Financial), entered into a definitive Purchase and Assumption Agreement (P&A Agreement) with BofI Federal Bank, a federal savings bank (BofI). The P&A Agreement is subject to various closing conditions, including the receipt of certain required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. If closing conditions (including regulatory approvals) are satisfied, we will complete a closing of the P&A Transaction, including the sale of certain assets and transfer of certain liabilities (principally deposit liabilities) to BofI. Due to the seasonality of our business, the timing of any closing will impact the amount deposit liabilities transferred.
If a closing had occurred as of April 30, 2014, we would have made a cash payment to BofI for the difference in the carrying value of assets sold and the carrying value of liabilities transferred of approximately $745 million. The amount of the cash payment made at closing will primarily be equal to the carrying value of the liabilities to be transferred since the carrying value of the assets to be transferred is immaterial. Actual amounts at closing will differ from amounts as of April 30, 2014. We expect to fund any closing date cash payment due to BofI through liquidation of our AFS securities (carrying value of $423 million at April 30, 2014), with any remaining balance expected to be funded through available cash balances. As a result of our intent to liquidate our AFS securities, we recorded an other-than-temporary impairment in our fourth quarter of fiscal year 2014 of $12.4 million.
In connection with the additional agreements being entered into upon the closing of the P&A Transaction, BofI will offer H&R Block-branded financial products distributed by the Company to the Company's clients. An operating

H&R Block, Inc. | 2014 Form 10-K	53

subsidiary of the Company will provide certain marketing, servicing and operational support to BofI with respect to such financial products.
The P&A Transaction is part of a three-step transaction pursuant to which the Company plans to divest HRB Bank (Divestiture Transaction), including: (1) the conversion of HRB Bank from a federal savings bank to a national bank; (2) the sale of certain HRB Bank assets and liabilities, including all deposit liabilities, to BofI in the P&A Transaction; and (3) the merger of HRB Bank with and into Block Financial.
The Company, H&R Block Group, Inc. and Block Financial (our Holding Companies) are savings and loan holding companies (SLHCs) because they control HRB Bank. By consummating the Divestiture Transaction, our Holding Companies will cease to be SLHCs and will no longer be subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve) as an SLHC or to the regulatory capital requirements applicable to SLHCs.
The obligations of the parties to complete the P&A Transaction are subject to the fulfillment of numerous conditions including regulatory approval. We cannot be certain when or if the conditions to and other components of the P&A Transaction will be satisfied, or whether the P&A Transaction will be completed. In addition, there may be changes to the terms and conditions of the P&A Agreement and other contemplated agreements as part of the regulatory approval process.
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
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
Year ended April 30,	2014	2013	2012
Net income from continuing operations attributable to shareholders	$500,097	$465,158	$345,968
Amounts allocated to participating securities	(692)	(542)	(455)
Net income from continuing operations attributable to common shareholders	$499,405	$464,616	$345,513

Basic weighted average common shares	273,830	273,057	297,863
Potential dilutive shares	2,197	1,302	738
Dilutive weighted average common shares	276,027	274,359	298,601
Earnings per share from continuing operations attributable to common shareholders:
Basic	$1.82	$1.70	$1.16
Diluted	1.81	1.69	1.16

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.1 million, 3.3 million and 8.9 million shares of stock for fiscal years 2014, 2013 and 2012, respectively, as the effect would be antidilutive.

H&R Block, Inc. | 2014 Form 10-K	54

NOTE 4: RECEIVABLES
Short-term receivables consist of the following:

(in 000s)
As of April 30,	2014	2013
Loans to franchisees	$63,716	$65,413
Receivables for tax preparation and related fees	45,619	49,356
Cash Back® receivables	48,812	47,658
Emerald Advance lines of credit	20,577	23,218
Royalties from franchisees	9,978	10,722
Other	55,494	60,867
	244,196	257,234
Allowance for doubtful accounts	(52,578)	(50,399)
	$191,618	$206,835

The short-term portion of EAs, loans made to franchisees and Cash Back® balances is included in receivables, while the long-term portion is included in other assets in the consolidated balance sheets. These amounts are as follows:

(in 000s)
	EAs	Loans to Franchisees	Cash Back®
As of April 30, 2014:
Short-term	$20,577	$63,716	$48,812
Long-term	3,862	90,747	—
	$24,439	$154,463	$48,812
As of April 30, 2013:
Short-term	$23,218	$65,413	$47,658
Long-term	9,819	103,047	—
	$33,037	$168,460	$47,658

Emerald Advance Lines of Credit. We review the credit quality of our EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of April 30, 2014, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2014	$6,065
2013	1,890
2012 and prior	4,677
Revolving loans	11,807
$24,439

As of April 30, 2014 and 2013, $20.7 million and $30.0 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.
Loans to Franchisees. Loans made to franchisees as of April 30, 2014 consisted of $109.1 million in term loans made primarily to finance the purchase of franchises and $45.4 million in revolving lines of credit primarily for the purpose of funding off-season working capital needs. Loans made to franchisees as of April 30, 2013 consisted of $121.2 million in term loans and $47.3 million in revolving lines of credit.
As of April 30, 2014, we had no loans more than 30 days past due, compared to loans with a principal amount of $0.1 million more than 30 days past due as of April 30, 2013. We had no loans to franchisees on non-accrual status as of April 30, 2014 or 2013.

H&R Block, Inc. | 2014 Form 10-K	55

Canadian Cash Back® Program. Refunds advanced under the Cash Back program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. Cash Back amounts are generally received within 60 days of filing the client's return. As of April 30, 2014 and 2013, $1.9 million and $1.8 million, respectively, of Cash Back balances were more than 60 days old.
Allowance for Doubtful Accounts. Activity in the allowance for doubtful accounts for our short-term and long-term receivables is as follows:

(in 000s)
	EAs	Loans to Franchisees	Cash Back®	All Other	Total
Balance as of May 1, 2011	$4,400	$—	$3,892	$39,651	$47,943
Provision	28,057	—	1,631	36,974	66,662
Charge-offs	(26,257)	—	(3,244)	(40,515)	(70,016)
Balance as of April 30, 2012	6,200	—	2,279	36,110	44,589
Provision	28,430	—	4,647	42,649	75,726
Charge-offs	(27,240)	—	(4,157)	(31,215)	(62,612)
Balance as of April 30, 2013	7,390	—	2,769	47,544	57,703
Provision	24,619	45	3,760	42,634	71,058
Charge-offs	(24,479)	(45)	(3,527)	(48,132)	(76,183)
Balances as of April 30, 2014	$7,530	$—	$3,002	$42,046	$52,578

NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT
The composition of our mortgage loan portfolio is as follows:

(dollars in 000s)
As of April 30,	2014		2013
	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$149,480	54%	$191,093	55%
Fixed-rate loans	127,943	46%	159,142	45%
	277,423	100%	350,235	100%
Unamortized deferred fees and costs	2,277		2,868
Less: Allowance for loan losses	(11,272)		(14,314)
	$268,428		$338,789

Our loan loss allowance as a percent of mortgage loans was 4.1% as of April 30, 2014 and 2013.
Activity in the allowance for loan losses for the years ended April 30, 2014, 2013 and 2012 is as follows:

(in 000s)
Year ended April 30,	2014	2013	2012
Balance as of the beginning of the year	$14,314	$26,540	$92,087
Provision	8,271	13,283	24,075
Recoveries	4,040	3,338	292
Charge-offs	(15,353)	(28,847)	(89,914)
Balance as of the end of the year	$11,272	$14,314	$26,540

Charge-offs increased during fiscal year 2012 primarily due to a change in practice determined by our regulators, under which we now charge-off loans 180 days past due.

56	2014 Form 10-K | H&R Block, Inc.

When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired, including those loans more than 60 days past due or modified as TDRs, are evaluated individually. The balance of these loans and the related allowance is as follows:

(in 000s)
As of April 30,	2014		2013
	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance
Pooled (less than 60 days past due)	$158,496	$4,508	$207,319	$5,628
Impaired:
Individually (TDRs)	43,865	4,346	55,061	4,924
Individually (60 days or more past due)	75,062	2,418	87,855	3,762
	$277,423	$11,272	$350,235	$14,314

Detail of our mortgage loans held for investment and the related allowance as of April 30, 2014 is as follows:

(dollars in 000s)
	Outstanding Principal Balance	Loan Loss Allowance		% 30+ Days Past Due
		Amount	% of Principal
Purchased from SCC	$159,566	$8,655	5.4%	27.1%
All other	117,857	2,617	2.2%	7.5%
	$277,423	$11,272	4.1%	20.1%

We review the credit quality of our portfolio primarily based on the following criteria: (1) originator; (2) the level of documentation obtained for loan at origination; (3) occupancy status of property at origination; (4) geography; and (5) credit score and loan to value at origination. We specifically evaluate each loan and assign an internal risk rating of high, medium or low to each loan. The risk rating is based upon multiple loan characteristics that correlate to delinquency and loss. These characteristics include, but are not limited to, the five criteria listed above. These loan attributes are evaluated quarterly against a variety of additional characteristics to ensure the appropriate data is being utilized to determine the level of risk within the portfolio. All criteria are obtained at the time of origination and are only subsequently updated if the loan is refinanced.
Credit quality indicators as of April 30, 2014 include the following:

(in 000s)
Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio
Occupancy status:
Owner occupied	$117,457	$77,572	$195,029
Non-owner occupied	42,109	40,285	82,394
	$159,566	$117,857	$277,423
Documentation level:
Full documentation	$53,019	$83,833	$136,852
Limited documentation	4,897	12,971	17,868
Stated income	88,207	13,075	101,282
No documentation	13,443	7,978	21,421
	$159,566	$117,857	$277,423
Internal risk rating:
High	$45,688	$—	$45,688
Medium	113,878	—	113,878
Low	—	117,857	117,857
	$159,566	$117,857	$277,423

H&R Block, Inc. | 2014 Form 10-K	57

Loans given our internal risk rating of "high" generally had no documentation or were based on stated income. Loans given our internal risk rating of "medium" generally had full documentation or were based on stated income, with loan-to-value ratios at origination of more than 80%, and were made to borrowers with credit scores below 700 at origination. Loans given our internal risk rating of "low" generally had loan-to-value ratios at origination of less than 80% and were made to borrowers with credit scores greater than 700 at origination.
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
Detail of the aging of the mortgage loans in our portfolio as of April 30, 2014 is as follows:

(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$12,052	$2,623	$49,431	$64,106	$95,460	$159,566
All other	5,421	847	8,451	14,719	103,138	117,857
	$17,473	$3,470	$57,882	$78,825	$198,598	$277,423

(1)	We do not accrue interest on loans past due 90 days or more.
Information related to our non-accrual loans is as follows:

		(in 000s)
As of April 30,	2014	2013
Loans:
Purchased from SCC	$61,767	$70,327
Other	12,528	14,906
	74,295	85,233
TDRs:
Purchased from SCC	4,648	3,719
Other	951	502
	5,599	4,221
Total non-accrual loans	$79,894	$89,454

Information related to impaired loans is as follows:

(in 000s)
	Balance With Allowance	Balance With No Allowance	Total Impaired Loans	Related Allowance
As of April 30, 2014:
Purchased from SCC	$27,924	$71,075	$98,999	$3,239
Other	5,176	14,752	19,928	3,525
	$33,100	$85,827	$118,927	$6,764
As of April 30, 2013:
Purchased from SCC	$33,791	$84,592	$118,383	$6,573
Other	7,601	16,932	24,533	2,113
	$41,392	$101,524	$142,916	$8,686

58	2014 Form 10-K | H&R Block, Inc.

Information related to the allowance for impaired loans is as follows:

(in 000s)
As of April 30,	2014	2013
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$2,418	$3,762
Based on discounted cash flow method	4,346	4,924
	$6,764	$8,686

Information related to our impaired loans is as follows:

(in 000s)
For the year ended April 30,	2014	2013	2012
Average impaired loans:
Purchased from SCC	$93,873	$133,936	$211,867
All other	22,607	25,425	33,940
	$116,480	$159,361	$245,807

Interest income recognized on impaired and nonaccrual loans was immaterial for all periods presented.
NOTE 6: INVESTMENTS
The amortized cost and fair value of securities classified as AFS are summarized below:

(in 000s)
As of April 30,	2014				2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$420,697	$2,798	$—	$423,495	$476,450	$6,592	$(664)	$482,378
Municipal bonds	4,120	209	—	4,329	4,178	320	—	4,498
	$424,817	$3,007	$—	$427,824	$480,628	$6,912	$(664)	$486,876

During fiscal year 2014, we recorded other-than-temporary impairments of AFS securities totaling $12.4 million. We did not record any other-than-temporary impairments of AFS securities during fiscal years 2013 or 2012.
Substantially all AFS debt securities held as of April 30, 2014 mature after five years.
NOTE 7: PROPERTY AND EQUIPMENT
The components of property and equipment, net of accumulated depreciation and amortization, are as follows:

(in 000s)
As of April 30,	2014	2013
Buildings	$100,034	$108,265
Computers and other equipment	139,290	112,203
Leasehold improvements	51,197	38,771
Purchased software	9,997	4,660
Construction in process	2,527	2,094
Land and other non-depreciable assets	1,866	1,887
	$304,911	$267,880

H&R Block, Inc. | 2014 Form 10-K	59

Depreciation and amortization expense of property and equipment for continuing operations for fiscal years 2014, 2013 and 2012 was $84.7 million, $68.2 million and $61.4 million, respectively.
NOTE 8: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill of our Tax Services segment for the years ended April 30, 2014 and 2013 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balance as of May 1, 2012	$459,863	$(32,297)	$427,566
Acquisitions	7,625	—	7,625
Disposals and foreign currency changes, net	(409)	—	(409)
Impairments	—	—	—
Balance as of April 30, 2013	467,079	(32,297)	434,782
Acquisitions	3,086	—	3,086
Disposals and foreign currency changes, net	(1,751)	—	(1,751)
Impairments	—	—	—
Balance as of April 30, 2014	$468,414	$(32,297)	$436,117

We tested goodwill for impairment in the fourth quarter of fiscal year 2014, and did not identify any impairment.
In fiscal year 2012, we discontinued service under our ExpressTax brand and closed approximately 200 underperforming company-owned offices. As a result, we recorded an impairment of goodwill, in the amount of $7.4 million. There is no remaining goodwill related to our ExpressTax brand.
Components of the intangible assets of our Tax Services segment are as follows:

(in 000s)
As of April 30,	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reacquired franchise rights	$233,749	$(26,136)	$207,613	$214,330	$(18,204)	$196,126
Customer relationships	123,110	(59,521)	63,589	100,719	(48,733)	51,986
Internally-developed software	101,162	(72,598)	28,564	91,745	(72,764)	18,981
Noncompete agreements	24,694	(22,223)	2,471	23,058	(21,728)	1,330
Franchise agreements	19,201	(6,934)	12,267	19,201	(5,654)	13,547
Purchased technology	54,900	(13,782)	41,118	14,800	(12,331)	2,469
Trade name	300	(300)	—	300	(300)	—
	$557,116	$(201,494)	$355,622	$464,153	$(179,714)	$284,439

In fiscal year 2014, we acquired the assets of a business for $30.3 million. Assets acquired consisted primarily of purchased technology.
Amortization of intangible assets of continuing operations for the years ended April 30, 2014, 2013 and 2012 was $30.9 million, $24.2 million and $27.8 million, respectively. We recorded impairments of various intangible assets totaling $3.6 million during fiscal year 2013, including those related to our former RedGear reporting unit. We recorded an impairment of customer relationships of $4.0 million during fiscal year 2012, related to the discontinuation of our ExpressTax brand, as discussed above. Estimated amortization of intangible assets for fiscal years 2015, 2016, 2017, 2018 and 2019 is $39.2 million, $32.4 million, $27.0 million, $23.7 million and $20.7 million, respectively.

60	2014 Form 10-K | H&R Block, Inc.

NOTE 9: CUSTOMER BANKING DEPOSITS
The components of customer banking deposits as of April 30, 2014 and 2013 and the related interest expense recorded during the periods are as follows:

(in 000s)
April 30,	2014		2013
	Outstanding Balance	Interest Expense	Outstanding Balance	Interest Expense
Short-term:
Money-market deposits	$24,870	$1,228	$188,939	$1,827
Savings deposits	7,611	66	18,608	138
Checking deposits:
Interest-bearing	189	7	1,941	21
Non-interest-bearing	429,992	—	391,654	—
	430,181	7	393,595	21
IRAs and other time deposits:
Due in one year	3,054		18,529
IRAs	304,069		316,793
	307,123	808	335,322	3,674
	$769,785	$2,109	$936,464	$5,660
Long-term:
Due in two years	$166		$1,436
Due in three years	7		106
Due in four years	315		13
Due in five years	15		312
	$503	$—	$1,867	$—

NOTE 10: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
As of April 30,	2014	2013
Senior Notes, 5.500%, due November 2022	$497,612	$497,330
Senior Notes, 5.125%, due October 2014	399,882	399,648
Capital lease obligation, due over the next 9 years	8,980	9,702
	906,474	906,680
Less: Current portion	(400,637)	(722)
	$505,837	$905,958

UNSECURED COMMITTED LINE OF CREDIT – In August 2012, we entered into a five-year, $1.5 billion unsecured committed line of credit governed by a Credit and Guarantee Agreement (2012 CLOC). The 2012 CLOC bears interest at an annual rate of LIBOR plus an applicable rate ranging from 0.750% to 1.45% or PRIME plus an applicable rate ranging from 0.000% to 0.450% (depending on the type of borrowing and our then current credit ratings) and includes an annual facility fee ranging from 0.125% to 0.300% of the committed amounts (also depending on our then current credit ratings). The 2012 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 for the fiscal quarters ending on April 30, July 31, and October 31 of each year and (b) 3.75 for the fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage (EBITDA-to-interest expense) ratio calculated on a consolidated basis of no less than 2.50 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur additional debt, incur liens, merge

H&R Block, Inc. | 2014 Form 10-K	61

or consolidate with other companies, sell or dispose of their respective assets (including equity interests), liquidate or dissolve, make investments, loans, advances, guarantees and acquisitions, and engage in certain transactions with affiliates or certain restrictive agreements. The 2012 CLOC includes provisions that allow for the issuance of equity which would be added to EBITDA in determining compliance with the financial covenant calculations as a separate and additional means to avoid a shortfall. We were in compliance with these requirements as of April 30, 2014. We had no balance outstanding under the 2012 CLOC as of April 30, 2014; however, we may borrow amounts under the 2012 CLOC from time to time in the future to support working capital requirements or for general corporate purposes.
SENIOR NOTES – On October 25, 2012, we issued $500.0 million of 5.50% Senior Notes due November 1, 2022. The Senior Notes are not redeemable by the bondholders prior to maturity. The Senior Notes' interest rate is subject to adjustment based upon our credit ratings.
On October 26, 2004, we issued $400.0 million of 5.125% Senior Notes due October 30, 2014 and are not redeemable by the bondholders prior to maturity.
The 5.50% Senior Notes due 2022 and the 5.125% Senior Notes due 2014 were issued by our 100% owned subsidiary Block Financial and were fully and unconditionally guaranteed by H&R Block, Inc. The notes and the guarantees are senior unsecured obligations of the two entities. The indenture governing the notes does not contain any financial covenants and contains only limited restrictive covenants.
OTHER INFORMATION – The aggregate payments required to retire long-term debt are $400.6 million, $0.8 million, $0.8 million, $1.0 million, $1.0 million and $502.3 million in fiscal years 2015, 2016, 2017, 2018, 2019 and beyond, respectively.
HRB Bank is a member of the FHLB, which extends credit to member banks based on eligible collateral. As of April 30, 2014, HRB Bank had FHLB advance capacity of $190.6 million. As of April 30, 2014, we had no amounts outstanding on this facility. AFS securities of $203.9 million serve as eligible collateral and are used to determine total capacity.
NOTE 11: FAIR VALUE
FAIR VALUE MEASUREMENT –
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
Assets measured on a recurring basis are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Our investments in mortgage-backed securities and municipal bonds are carried at fair value on a recurring basis with gains and losses reported as a component of other comprehensive income, except for losses assessed to be other than temporary. These include certain agency and agency-sponsored mortgage-backed securities and municipal bonds. Quoted market prices are not available for these securities, as they are not actively traded and have fewer observable transactions. As a result, we use third-party pricing services to determine fair value and classify the securities as Level 2. The third-party pricing services' models are based on market data and utilize available trade, bid and other market information for similar securities. There were no transfers of AFS securities between hierarchy levels during the fiscal years ended April 30, 2014 and 2013. See note 6 for details of our AFS securities that were remeasured at fair value on a recurring basis during the fiscal years ended April 30, 2014 and 2013 and the gains or losses on those remeasurements.

62	2014 Form 10-K | H&R Block, Inc.

Assets measured on a nonrecurring basis are assets that, as a result of an event or circumstance, were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period. The following table presents the assets that were remeasured at fair value on a non-recurring basis during the fiscal years ended April 30, 2014 and 2013 and the losses on those remeasurements:

(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Losses
As of April 30, 2014:
Impaired mortgage loans held for investment	$69,131	$—	$—	$69,131	$(3,739)
As a percentage of total assets	1.5%	—	—	1.5%

As of April 30, 2013:
Impaired mortgage loans held for investment	$84,708	$—	$—	$84,708	$(10,663)
As a percentage of total assets	1.9%	—	—	1.9%

The fair value of impaired mortgage loans held for investment is generally based on the net present value of discounted cash flows for TDR loans or the appraised value of the underlying collateral for all other loans. Impaired and TDR loans are required to be remeasured at least annually, based on HRB Bank's loan policy. These loans are classified as Level 3.
We have established various controls and procedures to ensure that the unobservable inputs used in the fair value measurement of these instruments are appropriate. Appraisals are obtained from certified appraisers and reviewed internally by HRB Bank's asset management group. The inputs and assumptions used in our discounted cash flow model for TDRs are reviewed and approved by HRB Bank management each time the balances are remeasured. Significant changes in fair value from the previous measurement are presented to HRB Bank management for approval. There were no changes to the unobservable inputs used in determining the fair values of our Level 3 financial assets.
The following table presents the quantitative information about our Level 3 fair value measurements, which utilize significant unobservable internally-developed inputs:

(dollars in 000s)
	Fair Value at April 30, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired mortgage loans held for investment - non TDRs	$72,644	Collateral- based	Cost to list/sell Time to sell (months) Collateral depreciation Loss severity	0% – 185%(9%) 24(24) (166%) – 100%(50%) 0% – 100%(64%)
Impaired mortgage loans held for investment - TDRs	$39,519	Discounted cash flow	Aged default performance Loss severity	24% – 39%(32%) 0% – 22%(6%)

H&R Block, Inc. | 2014 Form 10-K	63

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS –
The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of April 30,	2014		2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents	$2,185,307	$2,185,307	$1,747,584	$1,747,584	Level 1
Cash and cash equivalents - restricted	115,319	115,319	117,837	117,837	Level 1
Receivables, net - short-term	191,618	191,618	206,835	206,810	Level 1
Mortgage loans held for investment, net	268,428	192,281	338,789	210,858	Level 3
Investments in AFS securities	427,824	427,824	486,876	486,876	Level 2
Receivables, net - long-term	104,678	104,678	125,048	134,283	Level 1 and 3
Liabilities:
Customer banking deposits	770,288	765,376	938,331	934,019	Level 1 and 3
Long-term debt	906,474	955,050	906,680	964,630	Level 2
Contingent consideration payments	9,206	9,206	11,277	11,277	Level 3

Fair value estimates, methods and assumptions are set forth below. The fair value was not estimated for assets and liabilities that are not considered financial instruments.

▪	Cash and cash equivalents, including restricted - Fair value approximates the carrying amount.

▪
Receivables, net - short-term - For short-term balances the carrying values reported in the balance sheet approximate fair market value due to the relative short-term nature of the respective instruments.

▪
Mortgage loans held for investment, net - The fair value of mortgage loans held for investment is determined using market pricing sources based on projected future cash flows of each individual asset, and loan characteristics including channel and performance characteristics.

▪
Investments in AFS securities - We use a third-party pricing service to determine fair value. The service's pricing model is based on market data and utilizes available trade, bid and other market information for similar securities.

▪
Receivables, net - long-term - The carrying values for the long-term portion of loans to franchisees approximate fair market value due to variable interest rates, low historical delinquency rates and franchise territories serving as collateral (Level 1). Long-term EA receivables are carried at net realizable value which approximates fair value (Level 3). Net realizable value is determined based on historical collection rates.

▪
Customer banking deposits - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, checking, money market and savings accounts, is equal to the amount payable on demand (Level 1). The fair value of IRAs and other time deposits is estimated by discounting the future cash flows using the rates currently offered by HRB Bank for products with similar remaining maturities (Level 3).

▪	Long-term debt - The fair value of our Senior Notes is based on quotes from multiple banks.

▪	Contingent consideration payments - Fair value approximates the carrying amount.

64	2014 Form 10-K | H&R Block, Inc.

NOTE 12: STOCKHOLDERS' EQUITY
COMMON STOCK – A summary of our share repurchase and retirements for fiscal years 2014, 2013 and 2012 is as follows:

(in 000s)
	Shares	Cost
Fiscal year:
2014	—	$—
2013	21,259	315,000
2012	14,554	199,989

During fiscal year 2013, we also retired 60.0 million shares of treasury stock. This retirement of treasury stock had no impact on our total consolidated stockholders' equity.

H&R Block, Inc. | 2014 Form 10-K	65

OTHER COMPREHENSIVE INCOME – Components of other comprehensive income include foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities, and are as follows:

(in 000s)
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on AFS Securities	Total
Balance as of May 1, 2011	$10,755	$478	$11,233
Other comprehensive income before reclassifications:
Gross gains (losses) arising during the year	(3,429)	5,313	1,884
Tax expense (benefit)	(1,243)	2,121	878
	(2,186)	3,192	1,006
Amounts reclassified to net income:
Gross amount reclassified	—	(152)	(152)
Tax expense (benefit)	—	58	58
	—	(94)	(94)
Net other comprehensive income (loss)	(2,186)	3,098	912
Balance as of April 30, 2012	8,569	3,576	12,145
Other comprehensive income before reclassifications:
Gross gains (losses) arising during the year	(1,979)	498	(1,481)
Tax expense (benefit)	(219)	229	10
	(1,760)	269	(1,491)
Amounts reclassified to net income:
Gross amount reclassified	—	(175)	(175)
Tax expense	—	71	71
	—	(104)	(104)
Net other comprehensive income (loss)	(1,760)	165	(1,595)
Balance as of April 30, 2013	6,809	3,741	10,550
Other comprehensive income before reclassifications:
Gross gains (losses) arising during the year	(3,416)	2,594	(822)
Tax expense (benefit)	59	787	846
	(3,475)	1,807	(1,668)
Amounts reclassified to net income:
Gross amount reclassified (1)	—	(5,835)	(5,835)
Tax expense	—	2,130	2,130
	—	(3,705)	(3,705)
Net other comprehensive loss	(3,475)	(1,898)	(5,373)
Balance as of April 30, 2014	$3,334	$1,843	$5,177

(1) Amount represents a gross realized gain of $18.3 million on the sale of residual interests in mortgage securitizations, net of other-than-temporary impairments on AFS securities of $12.4 million.
Gross amounts reclassified out of accumulated other comprehensive income are included in other income, net in the consolidated income statements.
NOTE 13: STOCK-BASED COMPENSATION
We have a stock-based Long Term Incentive Plan (Plan), under which we can grant stock options, restricted shares, performance-based share units, restricted share units, deferred stock units and other forms of equity to employees, non-employee directors and consultants. Stock-based compensation expense of our continuing operations totaled $20.1 million, $15.3 million and $14.2 million in fiscal years 2014, 2013 and 2012, respectively, net of related tax benefits of $7.6 million, $5.8 million and $5.4 million, respectively. We realized tax benefits of $10.6 million, $5.0 million and $4.4 million in fiscal years 2014, 2013 and 2012, respectively.
As of April 30, 2014, we had 10.5 million shares reserved for future awards under our Plan. We issue shares from our treasury stock to satisfy the exercise or vesting of stock-based awards and believe we have adequate treasury stock balances available for future issuances.

66	2014 Form 10-K | H&R Block, Inc.

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
Options, nonvested shares and nonvested share units (other than performance-based nonvested share units) granted to employees typically vest pro-rata based upon service over a three-year or four-year period with a portion vesting each year. Performance-based nonvested share units granted to employees typically cliff vest at the end of a three-year period based upon satisfaction of both service-based and performance-based requirements. The number of performance-based share units that ultimately vest ranges from zero to 250 percent of the number granted, based on the form of award, performance metrics such as earnings before interest, taxes, depreciation and amortization (EBITDA), revenues or pretax earnings and various market conditions such as our total shareholder return (TSR) ranked against other public companies or our stock price. Deferred stock units granted to non-employee directors vest when they are granted and are settled six months after the director separates from service as a director of the Company, except in the case of death.
All share units granted to employees and non-employee directors receive cumulative dividend equivalents at the time of distribution. Options granted under our Plan have a maximum contractual term of ten years.
STOCK OPTIONS – A summary of options for the fiscal year ended April 30, 2014, is as follows:

(dollars in 000s, except per share amounts)
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of the year	4,504	$17.53
Granted	35	28.26
Exercised	(1,179)	18.15
Forfeited or expired	(237)	18.56
Outstanding, end of the year	3,123	$17.34	6 years	$34,655

Exercisable, end of the year	2,317	$17.50	6 years	$25,344
Exercisable and expected to vest	3,076	17.33	6 years	34,150

The total intrinsic value of options exercised during fiscal years 2014, 2013 and 2012 was $13.6 million, $6.0 million and $1.0 million, respectively. As of April 30, 2014, we had $1.0 million of total unrecognized compensation cost related to outstanding options. The cost is expected to be recognized over a weighted-average period of one year.
When valuing our options on the grant date, we typically estimate the expected volatility using our historical stock price data. We also use historical exercise and forfeiture behaviors to estimate the options expected term and our forfeiture rate. The dividend yield is calculated based on the current dividend and the market price of our common stock on the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve in effect on the grant date. Both expected volatility and the risk-free interest rate are based on a period that approximates the expected term.

H&R Block, Inc. | 2014 Form 10-K	67

The following assumptions were used to value options during the periods:

Year ended April 30,	2014	2013	2012
Options - management and director:
Expected volatility	30.89% - 31.57%	29.69% - 31.43%	31.75% - 32.34%
Expected term	4 years	4 - 5 years	5 years
Dividend yield	2.77% - 2.87%	4.18% - 5.21%	3.43% - 4.80%
Risk-free interest rate	1.06% - 1.31%	0.61% - 0.75%	0.79% - 1.95%
Weighted-average fair value	$5.57	$2.79	$3.31

OTHER AWARDS – A summary of nonvested shares, nonvested share units and deferred stock units, including those that are performance-based, for the year ended April 30, 2014, is as follows:

(shares in 000s)
	Nonvested Shares and Nonvested Share Units		Performance-Based Nonvested Share Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of the year	1,806	$14.64	658	$16.89
Granted	488	27.69	390	28.59
Released	(578)	14.89	—	—
Forfeited	(149)	17.74	(82)	21.82
Outstanding, end of the year	1,567	$18.23	966	$20.98

The total fair value of shares and units vesting during fiscal years 2014, 2013 and 2012 was $8.6 million, $7.2 million and $11.9 million, respectively. As of April 30, 2014, we had $23.5 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.
When valuing our performance-based nonvested share units on the grant date, we typically estimate the expected volatility using historical volatility for H&R Block, Inc. and selected comparable companies. The dividend yield is calculated based on the current dividend and the market price of our common stock on the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve in effect on the grant date. Both expected volatility and the risk-free interest rate are based on a period that approximates the expected term. The following assumptions were used to value performance-based nonvested share units using the Monte Carlo valuation model during the periods:

Year ended April 30,	2014	2013	2012
Expected volatility	11.75% – 70.17%	12.61% – 71.96%	20.68% – 143.12%
Expected term	3 years	3 years	3 years
Dividend yield (1)	0% – 2.88%	0% – 5.01%	—%
Risk-free interest rate	0.61%	0.40%	0.75%
Weighted-average fair value	$28.59	$16.72	$17.46

(1)	The valuation model assumes that dividends are reinvested by the Company on a continuous basis.

68	2014 Form 10-K | H&R Block, Inc.

NOTE 14: INCOME TAXES
The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
Year ended April 30,	2014	2013	2012
Domestic	$754,036	$664,966	$547,535
Foreign	13,080	37,045	28,535
	$767,116	$702,011	$576,070

The components of income tax expense (benefit) for continuing operations are as follows:

(in 000s)
Year ended April 30,	2014	2013	2012
Current:
Federal	$195,277	$219,411	$126,773
State	33,274	43,116	21,285
Foreign	6,749	3,173	8,647
	235,300	265,700	156,705
Deferred:
Federal	28,624	(29,258)	55,032
State	5,475	(69)	18,154
Foreign	(2,380)	480	211
	31,719	(28,847)	73,397
Total income taxes for continuing operations	$267,019	$236,853	$230,102

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes of continuing operations is as follows:

Year ended April 30,	2014	2013	2012
U.S. statutory tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	3.8%	4.0%	4.2%
Permanent differences	0.1%	(0.1)%	0.5%
Uncertain tax positions	(5.6)%	(4.1)%	(0.6)%
Change in valuation allowance	1.5%	(1.0)%	0.2%
Other	—%	(0.1)%	0.6%
Effective tax rate	34.8%	33.7%	39.9%

The reduction in the tax rate for fiscal year 2014 related to uncertain tax positions reflects changes to tax reserves related to settlements and new information regarding prior year tax positions.
The net loss from discontinued operations for fiscal years 2014, 2013 and 2012 totaled $24.9 million, $31.2 million and $80.0 million, respectively, and was net of tax benefits of $15.4 million, $19.7 million and $74.9 million, respectively.

H&R Block, Inc. | 2014 Form 10-K	69

The significant components of deferred tax assets and liabilities are reflected in the following table:

(in 000s)
As of April 30,	2014	2013
Gross deferred tax assets:
Accrued expenses	$34,052	$15,842
Allowance for credit losses and related reserves	115,145	114,570
Capital loss carry-forward	—	45,826
Valuation allowance	(10,837)	(28,088)
Current	138,360	148,150

Deferred and stock-based compensation	21,348	20,758
Deferred revenue	8,090	30,225
Net operating loss carry-forward	21,434	20,070
Federal tax benefits related to state unrecognized tax benefits	28,601	30,374
Capital loss carry-forward	—	2,379
Other	9,861	3,901
Valuation allowance	(8,339)	(26,525)
Noncurrent	80,995	81,182

	219,355	229,332
Gross deferred tax liabilities:
Prepaid expenses	(3,033)	(2,830)
Current	(3,033)	(2,830)

Property and equipment	(28,610)	(25,794)
Mortgage-related investment	(15,441)	(20,033)
Intangibles	(59,881)	(36,565)
Noncurrent	(103,932)	(82,392)

Net deferred tax assets	$112,390	$144,110

Our valuation allowance on deferred tax assets decreased $35.4 million from $54.6 million at April 30, 2013, to $19.2 million at April 30, 2014. The decrease in the valuation allowance related almost entirely to deferred tax assets for capital loss carry-forwards totaling $45.8 million at April 30, 2013, which were fully realized during the fiscal year ended April 30, 2014.
During 2014 we determined we would not implement a previously identified qualified tax-planning strategy for which we had expected to implement and realized a tax benefit in a prior period. Our decision to abandon this tax planning strategy resulted in an increase to our valuation allowance and income tax expense of $9.2 million. Additionally, we made an election on our U.S. income tax return to treat a transfer of ownership of an international subsidiary to a consolidated affiliate in a manner which resulted in recognizing a capital gain for income tax purposes. No gain or loss was recorded for financial reporting purposes upon this transfer of ownership. As a result of this transaction we reduced deferred tax assets for capital loss carry-forwards and corresponding valuation allowances to zero, with no impact to income tax expense or our effective tax rate.
Certain of our subsidiaries file stand-alone returns in various states and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. As of April 30, 2014, we had net operating losses (NOLs) in various states and foreign jurisdictions. The amount of state NOLs vary by taxing jurisdiction. We maintain a deferred tax asset of $21.4 million for the tax effects of such losses and a valuation allowance of $15.1 million for the portion of such losses that, more likely than not, will not be realized. If not used, the NOLs will expire in varying amounts during fiscal years 2015 through 2033.

70	2014 Form 10-K | H&R Block, Inc.

We intend to indefinitely reinvest the foreign earnings of our foreign subsidiaries; therefore, no provision has been made for income taxes that might be payable upon remittance of such earnings. The amount of unrecognized tax liability on these foreign earnings, net of expected foreign tax credits, is less than $10 million as of April 30, 2014.
Changes in unrecognized tax benefits for fiscal years 2014, 2013 and 2012 are as follows:

(in 000s)
Year ended April 30,	2014	2013	2012
Balance, beginning of the year	$146,391	$206,393	$154,848
Additions based on tax positions related to prior years	9,743	11,867	26,523
Reductions based on tax positions related to prior years	(25,403)	(49,493)	(3,858)
Additions based on tax positions related to the current year	7,399	2,314	42,735
Reductions related to settlements with tax authorities	(23,993)	(25,259)	(8,742)
Expiration of statute of limitations	(11,853)	(702)	(2,814)
Foreign currency translation	—	(278)	(838)
Other	9,207	1,549	(1,461)
Balance, end of the year	$111,491	$146,391	$206,393

The total gross unrecognized tax benefit ending balance as of April 30, 2014, 2013 and 2012, includes $73.7 million, $95.3 million and $150.4 million, respectively, which if recognized, would impact our effective tax rate. The difference results from adjusting the gross balances for such items as federal, state and foreign deferred items, interest and deductible taxes. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $5 million within the next twelve months due to settlements of audit issues and expiration of statutes of limitations.
Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The total gross interest and penalties accrued as of April 30, 2014, 2013 and 2012 totaled $24.6 million, $31.7 million and $38.6 million, respectively.
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and settled upon completion of the examination, with tax controversies settled either at the examination level or through the appeals process.
In August 2013, we received written approval from the IRS Joint Committee on Taxation of the settlement of all issues related to the examination of our 2008 through 2010 tax returns. We recorded the impact of the settlement during fiscal year 2014, which reduced uncertain tax benefits by $17.3 million. In addition, we settled with certain state tax authorities during fiscal year 2014, reducing uncertain tax benefits by $6.7 million. These settlements did not have a significant impact on our effective tax rate in fiscal year 2014. These settlements and the receipt of the related tax refunds resulted in a decline in prepaid expenses and other current assets, as we recorded a $151.3 million current asset for the anticipated refund as of April 30, 2013.
Federal consolidated tax returns for calendar years 2011 and 2012 are currently under examination. Our federal consolidated income tax returns for calendar years 2013 and 2014 have not yet been filed but, once filed, will be subject to potential examination.

H&R Block, Inc. | 2014 Form 10-K	71

NOTE 15: INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and expense of continuing operations:

(in 000s)
Year ended April 30,	2014	2013	2012
Interest income:
Emerald Advance lines of credit	$56,877	$59,657	$59,660
Mortgage loans, net	13,810	16,556	20,322
Loans to franchisees	9,494	10,023	10,234
AFS securities	9,664	7,000	4,463
Other	8,249	5,593	5,121
	$98,094	$98,829	$99,800
Interest expense:
Borrowings	$55,279	$74,297	$84,782
Deposits	2,109	5,660	6,735
FHLB advances	—	—	572
	$57,388	$79,957	$92,089

NOTE 16: COMMITMENTS AND CONTINGENCIES
We offer guarantees under our POM program to tax clients whereby we (1) represent our clients if they are audited by the IRS, and (2) assume the cost, up to a cumulative per client limit of $5,500, of additional taxes owed by a client resulting from errors attributable to H&R Block. We defer all revenues and direct costs associated with these guarantees, recognizing these amounts over the term of the guarantee based on actual claims paid in relation to projected claims. The related current asset is included in prepaid expenses and other current assets. The related liability is included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheets. The related noncurrent asset and liability are included in other assets and other noncurrent liabilities, respectively, in the consolidated balance sheets. A loss on these POM guarantees would be recognized if the sum of expected costs for services exceeded unearned revenue. Changes in the related balance of deferred revenue are as follows:

(in 000s)
Year ended April 30,	2014	2013
Balance, beginning of the year	$146,286	$141,080
Amounts deferred for new guarantees issued	88,636	76,561
Revenue recognized on previous deferrals	(89,685)	(71,355)
Balance, end of the year	$145,237	$146,286

We accrued $11.4 million and $18.0 million as of April 30, 2014 and 2013, respectively, related to estimated losses under our standard guarantee, which is included with our standard in-office tax preparation services. The current portion of this liability is included in accounts payable, accrued expenses and other current liabilities and the long-term portion is included in other noncurrent liabilities in the consolidated balance sheets.
We have accrued estimated contingent consideration payments totaling $9.2 million and $11.3 million as of April 30, 2014 and 2013, respectively, related to acquisitions, with the short-term amount recorded in accounts payable, accrued expenses and other current liabilities and the long-term portion included in other noncurrent liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $90.6 million as of April 30, 2014, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $45.3 million.

72	2014 Form 10-K | H&R Block, Inc.

We are self-insured for certain risks, including, employer provided medical benefits, workers' compensation, property and casualty, professional liability and claims related to our POM program. These programs maintain various self-insured retentions. In all but our POM program in company-owned offices, commercial insurance is purchased in excess of the self-insured retentions. We accrue estimated losses for self-insured retentions using actuarial models and assumptions based on historical loss experience.
We have a deferred compensation plan that permits certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in other noncurrent liabilities is $38.1 million and $42.5 million as of April 30, 2014 and 2013, respectively, reflecting our obligation under these plans.
We maintain compensating balances with certain financial institutions that are creditors in our 2012 CLOC, which are not legally restricted as to withdrawal. These balances totaled $215.3 million as of April 30, 2014. These balances may fluctuate significantly over the course of any given fiscal year.
Substantially all of the operations of our subsidiaries are conducted in leased premises. Most of the operating leases are for periods ranging from three years to five years, with renewal options, and provide for fixed monthly rentals. Future minimum operating lease commitments as of April 30, 2014, are as follows:

(in 000s)
2015	$183,701
2016	119,377
2017	70,447
2018	33,047
2019	11,892
2020 and beyond	5,166
$423,630

Rent expense of continuing operations for fiscal years 2014, 2013 and 2012 totaled $203.3 million, $201.0 million and $218.3 million, respectively.
See notes 17 and 18 to the consolidated financial statements for additional discussion regarding guarantees and indemnifications.
NOTE 17: LITIGATION AND RELATED CONTINGENCIES
We are a defendant in numerous litigation matters, arising both in the ordinary course of business and otherwise, including as described below. The matters described below are not all of the lawsuits to which we are subject. In some of the matters, very large or indeterminate amounts, including punitive damages, are sought. U.S. jurisdictions permit considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction of the court. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. We believe that the monetary relief which may be specified in a lawsuit or a claim bears little relevance to its merits or disposition value due to this variability in pleadings and our experience in litigating or resolving through settlement of numerous claims over an extended period of time.
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
In addition to litigation matters, we are also subject to claims and other loss contingencies arising out of our business activities, including as described below.
We accrue liabilities for litigation, claims and other loss contingencies and any related settlements (each referred to, individually, as a "matter" and, collectively, as "matters") when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been accrued for a number of the matters noted

H&R Block, Inc. | 2014 Form 10-K	73

below. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range.
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of April 30, 2014. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of April 30, 2014 and 2013, we accrued liabilities of $23.7 million and $11.9 million, respectively.
For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. This estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of April 30, 2014, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
For other matters, we are not currently able to estimate the reasonably possible loss or range of loss. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the reasonably possible loss or range of loss, such as quantification of a damage demand from plaintiffs, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts, or the status of any settlement negotiations.
On a quarterly and annual basis, we review relevant information with respect to litigation and other loss contingencies and update our accruals, disclosures and estimates of reasonably possible loss or range of loss based on such reviews. Costs incurred with defending matters are expensed as incurred. Any receivable for insurance recoveries is recorded separately from the corresponding liability, and only if recovery is determined to be probable and reasonably estimable.
We believe we have meritorious defenses to the claims asserted in the various matters described in this note, and we intend to defend them vigorously, but there can be no assurances as to their outcomes. In the event of unfavorable outcomes, it could require modifications to our operations; in addition, the amounts that may be required to be paid to discharge or settle the matters could be substantial and could have a material adverse impact on our business and consolidated financial position, results of operations and cash flows.
LITIGATION, CLAIMS, INCLUDING INDEMNIFICATION CLAIMS, OR OTHER LOSS CONTINGENCIES PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC or the Company have been, remain, or may in the future be subject to litigation, claims, including indemnification claims, and other loss contingencies pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. These contingencies, claims and lawsuits include actions by regulators, third parties seeking indemnification, including depositors and underwriters, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these contingencies, claims and lawsuits allege discriminatory or unfair and deceptive loan origination and servicing practices, fraud and other common law torts, rights to indemnification and violations of securities laws, the Truth in Lending Act (TILA), Equal Credit Opportunity Act and the Fair Housing Act. Given the impact of the financial crisis on the non-prime mortgage environment, the aggregate volume of these matters is substantial although it is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters, including certain of the lawsuits and claims described below, it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters, some of which are beyond the Company's control, and the indeterminate damages sought in some of these matters.

74	2014 Form 10-K | H&R Block, Inc.

On October 15, 2010, the Federal Home Loan Bank of Chicago (FHLB-Chicago) filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC-related entities, H&R Block, Inc. and other entities, arising out of FHLB-Chicago's purchase of residential mortgage-backed securities (RMBSs). The plaintiff seeks rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities collateralized by loans originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $36 million remains outstanding. The plaintiff agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, filed motions to dismiss, which the court denied. The defendants moved for leave to appeal and the circuit court denied the motion. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and reasonably estimable.
On May 31, 2012, a lawsuit was filed by Homeward in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index No. 651885/2012). SCC removed the case to the United States District Court for the Southern District of New York on June 28, 2012 (Case No. 12-cv-5067). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to loans sold to the trust and to SCC. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and as to the loans' compliance with its underwriting standards and the value of underlying real estate. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase, anticipatory breach, indemnity, and declaratory judgment. The case is proceeding on the remaining claims. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On September 28, 2012, a second lawsuit was filed by Homeward in the District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure and repurchase and for indemnification of its costs associated with the litigation. The case is proceeding on the remaining claims. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On April 5, 2013, a third lawsuit was filed by Homeward in the District Court for the Southern District of New York against SCC. The suit, styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 13-cv-2107), was filed as a related matter to the September 2012 Homeward suit mentioned above. In this April 2013 lawsuit, the plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2007-4 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 159 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff’s claims for breach of the duty to cure and repurchase and for indemnification of its costs associated with the litigation. The case is proceeding on the remaining claims. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. Based on information currently available to SCC, it believes that the 18 lawsuits in which SCC received notice of a claim for indemnification of losses and expenses, involved 38 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $4 billion). Because SCC has not been a party to these lawsuits (with the exception of the Federal Home Loan Bank of Chicago v. Bank of America

H&R Block, Inc. | 2014 Form 10-K	75

Funding Corporation case discussed above) and has not had control of this litigation or any settlements thereof, SCC does not have precise information about the amount of damages or other remedies being asserted, the defenses to the claims in such lawsuits or the terms of any settlements of such lawsuits. SCC therefore cannot reasonably estimate the amount of potential losses or associated fees and expenses that may be incurred in connection with such lawsuits, which may be material. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the notices received included, and future notices may include, a reservation of rights that encompasses a right of contribution which may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification claims is probable, nor have we accrued a liability related to any of these claims.
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Employment-Related Claims and Litigation. On January 25, 2010, a wage and hour class action lawsuit was filed against us in the United States District Court for the Western District of Missouri styled Barbara Petroski, et al. v. H&R Block Eastern Enterprises, Inc., et al., (Case No. 10-00075-CV-W-DW). The plaintiffs generally allege failure to compensate tax professionals nationwide for training that is required to be eligible for rehire the following tax season, and seek compensatory damages, liquidated damages, statutory penalties, pre-judgment interest, attorneys' fees and costs. A conditional class was certified under the Fair Labor Standards Act in March 2011 (consisting of tax professionals nationwide who worked in company-owned offices and who were not compensated for such training on or after April 15, 2007). Two classes were also certified under state laws in California and New York (consisting of tax professionals who worked in company-owned offices in California and New York and who were not compensated for such training on or after March 4, 2006 and on or after March 4, 2004, respectively). We filed a motion to decertify the classes, along with a motion for summary judgment on all claims. On April 8, 2013, the court granted summary judgment in our favor on all claims. The plaintiffs filed an appeal. On May 1, 2014, the Eighth Circuit Court of Appeals affirmed the order of the trial court in our favor. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
RAL and RAC Litigation. A series of putative class action lawsuits were filed against us in various federal courts beginning on November 17, 2011 concerning the refund anticipation loan (RAL) and refund anticipation check (RAC) products. The plaintiffs generally allege we engaged in unfair, deceptive or fraudulent acts in violation of various state consumer protection laws by facilitating RALs that were accompanied by allegedly inaccurate TILA disclosures, and by offering RACs without any TILA disclosures. Certain plaintiffs also allege violation of disclosure requirements of various state statutes expressly governing RALs and provisions of those statutes prohibiting tax preparers from charging or retaining certain fees. Collectively, the plaintiffs seek to represent clients who purchased RAL or RAC products in up to forty-two states and the District of Columbia during timeframes ranging from 2007 to the present. The plaintiffs seek equitable relief, disgorgement of profits, compensatory and statutory damages, restitution, civil penalties, attorneys' fees and costs. These cases were consolidated by the Judicial Panel on Multidistrict Litigation into a single proceeding in the United States District Court for the Northern District of Illinois for coordinated pretrial proceedings, styled IN RE: H&R Block Refund Anticipation Loan Litigation (MDL No. 2373/No: 1:12-CV-02973-JBG ). We filed a motion to compel arbitration, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
Compliance Fee Litigation. On April 16, 2012, a putative class action lawsuit was filed against us in the Circuit Court of Jackson County, Missouri styled Manuel H. Lopez III v. H&R Block, Inc., et al. (Case # 1216CV12290) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all Missouri citizens who were charged the compliance fee, and asserts claims of violation of the Missouri Merchandising Practices Act, money had and received, and unjust enrichment. We filed a motion to compel arbitration of the 2011 claims. The court denied the motion. We filed an appeal. On May 6, 2014, the Missouri Court of Appeals, Western District, reversed the ruling of the trial court and remanded the case for further consideration of the motion. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
On April 19, 2012, a putative class action lawsuit was filed against us in the United States District Court for the Western District of Missouri styled Ronald Perras v. H&R Block, Inc., et al. (Case No. 4:12-cv-00450-DGK) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all

76	2014 Form 10-K | H&R Block, Inc.

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
Form 8863 Litigation. A series of putative class action lawsuits were filed against us in various federal courts and one state court beginning on March 13, 2013. Taken together, the plaintiffs in these lawsuits purport to represent certain clients nationwide who filed Form 8863 during tax season 2013 through an H&R Block office or using H&R Block At Home® online tax services or tax preparation software, and allege breach of contract, negligence and violation of state consumer laws in connection with transmission of the form. The plaintiffs seek damages, pre-judgment interest, attorneys' fees and costs. In August 2013, the plaintiff in the state court action voluntarily dismissed her case without prejudice. On October 10, 2013, the Judicial Panel on Multidistrict Litigation granted our petition to consolidate the remaining federal lawsuits for coordinated pretrial proceedings in the United States District Court for the Western District of Missouri in a proceeding styled IN RE: H&R BLOCK IRS FORM 8863 LITIGATION (MDL No. 2474/Case No. 4:13-MD-02474-FJG). We filed a motion to compel arbitration and to strike class allegations relating to clients who agreed to arbitrate their claims, which remains pending. We have not concluded that a loss related to these lawsuits is probable, nor have we accrued a liability related to these lawsuits.
LITIGATION, CLAIMS AND OTHER LOSS CONTINGENCIES PERTAINING TO OTHER DISCONTINUED OPERATIONS –
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
RSM McGladrey and Related Businesses. On April 17, 2009, a shareholder derivative complaint was filed by Brian Menezes, derivatively and on behalf of nominal defendant International Textile Group, Inc. against MCM and others in the Court of Common Pleas, Greenville County, South Carolina (C.A. No. 2009-CP-23-3346) styled Brian P. Menezes, Derivatively on Behalf of Nominal Defendant, International Textile Group, Inc. (f/k/a Safety Components International, Inc.) v. McGladrey Capital Markets, LLC (f/k/a RSM EquiCo Capital Markets, LLC), et al. The plaintiffs filed an amended complaint in October 2011 styled In re International Textile Group Merger Litigation, adding a putative class action claim. The plaintiffs allege claims of aiding and abetting, civil conspiracy, gross negligence and breach of fiduciary duty against MCM in connection with a fairness opinion MCM provided to the Special Committee of Safety Components International, Inc. (SCI) in 2006 regarding the merger between International Textile Group, Inc. and SCI. The plaintiffs seek actual and punitive damages, pre-judgment interest, attorneys' fees and costs. On February 8, 2012, the court dismissed the plaintiffs' civil conspiracy claim against all defendants. A class was certified on the remaining claims on November 20, 2012. The court granted summary judgment in favor of MCM on June 3, 2013 on the breach of fiduciary duty claim. To avoid the cost and inherent risk associated with litigation, the parties signed a memorandum of understanding to resolve the case, which is subject to approval by the court. The court granted preliminary approval of the settlement on February 19, 2014. A final approval hearing is set for June 26, 2014. A portion of our loss contingency accrual is related to this lawsuit for the amount of loss that we consider probable and reasonably estimable.
In connection with the sale of RSM and MCM, we indemnified the buyers against certain litigation matters. The indemnities are not subject to a stated term or limit. A portion of our accrual is related to these indemnity obligations.
OTHER – We are from time to time a party to litigation, claims and other loss contingencies not discussed herein arising out of our business operations. These matters may include actions by state attorneys general, other state

H&R Block, Inc. | 2014 Form 10-K	77

regulators, federal regulators, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others similarly situated.
While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay to discharge or settle these other matters will not have a material adverse impact on our business or our consolidated financial position, results of operations and cash flows.
We believe we have meritorious defenses to the claims asserted in the various matters described in this note, and we intend to defend them vigorously. The amounts claimed in the matters are substantial, however, and there can be no assurances as to their outcomes. In the event of unfavorable outcomes, it could require modifications to our operations; in addition, the amounts that may be required to be paid to discharge or settle the matters could be substantial and could have a material adverse impact on our consolidated financial position, results of operations and cash flows.
NOTE 18: LOSS CONTINGENCIES ARISING FROM REPRESENTATIONS AND WARRANTIES OF OUR DISCONTINUED MORTGAGE OPERATIONS
SCC ceased originating mortgage loans in December 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations.
Mortgage loans originated by SCC were sold either as whole loans to single third-party buyers, who generally securitized such loans, or in the form of RMBSs. In connection with the sale of loans and/or RMBSs, SCC made certain representations and warranties. These representations and warranties varied based on the nature of the transaction and the buyer's or insurer's requirements, but generally pertained to the ownership of the loan, the validity of the lien securing the loan, borrower fraud, the loan's compliance with the criteria for inclusion in the transaction, including compliance with SCC's underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Representations and warranties related to borrower fraud in whole loan sale transactions to institutional investors, which were generally securitized by such investors, represented approximately 68% of the disposal of loans originated in calendar years 2005, 2006 and 2007, included a "knowledge qualifier" limiting SCC's liability to those instances where SCC had knowledge of the fraud at the time the loans were sold. Representations and warranties made in other sale transactions effectively did not include a knowledge qualifier as to borrower fraud. SCC believes it would have an obligation to repurchase a loan only if it breached a representation and warranty and such breach materially and adversely affects the value of the mortgage loan or certificate holder's interest in the mortgage loan. SCC also would assert that it has no liability for the failure to repurchase any mortgage loan that has been liquidated prior to a repurchase demand, although there is limited and conflicting case law on the liquidated loan defense issue. Such claims together with any settlement arrangements related to these losses are collectively referred to as "representation and warranty claims."
Representation and warranty claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan's compliance with the underwriting standards established by SCC at origination and borrower fraud for loans originated in calendar years 2006 and 2007. SCC has received claims representing an original principal amount of $2.1 billion since May 1, 2008, of which $190 million were received in fiscal year 2013 and $1.1 billion in fiscal year 2012. SCC received new claims totaling $70.3 million during fiscal year 2014, all of which were initiated by parties with whom SCC has tolling agreements. These tolling agreements toll the running of any applicable statute of limitations related to potential lawsuits regarding representation and warranty claims and other claims against SCC. The tolling agreements are with counterparties that have made and are expected to assert a significant majority of previously denied and expected future representation and warranty claims. There were no material outstanding claims subject to review as of April 30, 2014.
SETTLEMENT ACTIONS – SCC has entered into tolling agreements with the counterparties that have initiated the majority of claims received by SCC. Beginning in the fourth quarter of fiscal year 2013 and continuing in fiscal year 2014, SCC has been engaged in discussions with these counterparties regarding the bulk settlement of previously denied and potential future claims. Based on settlement discussions with these counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the representation and warranty and other claims that are the subject of these discussions. In the event that current efforts to settle are not successful, SCC believes claim volumes may increase or litigation may result.

78	2014 Form 10-K | H&R Block, Inc.

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
LIABILITY FOR ESTIMATED CONTINGENT LOSSES – SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subject to a high degree of management judgment and estimates may vary significantly period to period. SCC's loss estimate as of April 30, 2014 is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of prior bulk settlement, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, the potential pro-rata realization of the claims as compared to all claims and other relevant facts and circumstances when developing its estimate of probable loss. SCC believes that the most significant of these factors are the terms of prior bulk settlements and the terms expected to result from ongoing bulk settlement discussions, which have been primarily influenced by the anticipated pro-rata realization of the claims of particular counterparties as compared to the anticipated realization if all claims and litigation were resolved together with payment of SCC's related administration and legal expense. Changes in any one of the factors mentioned above could significantly impact the estimate.
The liability is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Year ended April 30,	2014	2013	2012
Balance, beginning of the year	$158,765	$130,018	$126,260
Provisions	25,000	40,000	20,000
Payments	—	(11,253)	(16,242)
Balance, end of the year	$183,765	$158,765	$130,018

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
SCC believes it is reasonably possible that future representation and warranty losses may vary from amounts accrued for these exposures. SCC currently estimates that the range of reasonably possible loss could be up to approximately $16 million in excess of amounts accrued. This estimated range is based on the best information currently available, significant management judgment and a number of factors that are subject to change, including developments in case law and the factors mentioned above. The actual loss that may be incurred could differ materially from our accrual or the estimate of reasonably possible losses.
As described more fully in note 17, losses may also be incurred with respect to various indemnification claims by underwriters and depositors in securitization transactions in which SCC participated. Losses from these indemnification claims are frequently not subject to a stated term or limit. We have not concluded that a loss related to any of these indemnification claims is probable, have not accrued a liability for these claims and are not able to estimate a reasonably possible loss or range of loss for these claims. Accordingly, neither the accrued liability described above totaling $183.8 million, nor the estimated range of reasonably possible losses in excess of the amount accrued described above of up to approximately $16 million, includes any possible losses which may arise from these indemnification claims. There can be no assurances as to the outcome or impact of these indemnification claims. In the event of unfavorable

H&R Block, Inc. | 2014 Form 10-K	79

outcomes on these claims, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our business and our consolidated financial position, results of operations and cash flows.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. SCC's principal assets, as of April 30, 2014, total approximately $520 million and consist primarily of an intercompany note receivable and a deferred tax asset. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
NOTE 19: REGULATORY CAPITAL REQUIREMENTS
HRB Bank is subject to capital guidelines administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HRB Bank and our consolidated financial statements. All savings associations are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. HRB Bank must meet specific capital guidelines that involve quantitative measures of HRB Bank's assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. HRB Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In July 2013, the federal banking agencies issued final rules to implement changes, which would increase capital requirements for federal savings banks, including HRB Bank. HRB Bank files its regulatory Call Report on a calendar quarter basis.
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table below. As of April 30, 2014, HRB Bank's leverage ratio was 41.3%.
As of March 31, 2014, our most recent Call Report filing, HRB Bank was a "well capitalized" institution under the prompt corrective action provisions of the FDIC. The five capital categories are: (1) "well capitalized" (total risk-based capital ratio of 10%, Tier 1 Risk-based capital ratio of 6% and leverage ratio of 5%); (2) "adequately capitalized;" (3) "undercapitalized;" (4) "significantly undercapitalized;" and (5) "critically undercapitalized." There have been no conditions or events since March 31, 2014 that management believes have caused a change in HRB Bank's capital category.

80	2014 Form 10-K | H&R Block, Inc.

The following table sets forth HRB Bank's regulatory capital requirements calculated in its Call Report, as filed with the Federal Financial Institutions Examination Council (FFIEC):

(dollars in 000s)
	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of March 31, 2014:
Total risk-based capital ratio (1)	$563,899	168.5%	$26,771	8.0%		$33,464	10.0%
Tier 1 risk-based capital ratio (2)	559,572	167.2%	N/A	N/A		20,079	6.0%
Tier 1 capital ratio (leverage) (3)	559,572	32.1%	209,041	12.0%	(5)	87,101	5.0%
Tangible equity ratio (4)	559,572	32.1%	26,130	1.5%		N/A	N/A
As of March 31, 2013:
Total risk-based capital ratio (1)	$506,734	131.6%	$30,806	8.0%		$38,508	10.0%
Tier 1 risk-based capital ratio (2)	501,731	130.3%	N/A	N/A		23,105	6.0%
Tier 1 capital ratio (leverage) (3)	501,731	25.5%	236,315	12.0%	(5)	98,464	5.0%
Tangible equity ratio (4)	501,731	25.5%	29,539	1.5%		N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.

(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.

(3)	Tier 1 (core) capital divided by adjusted total assets.

(4)	Tangible capital divided by tangible assets.

(5)	Effective April 5, 2012, the minimum capital requirement was changed to 4% by the OCC, although HRB Bank plans to maintain a minimum of 12.0% leverage capital at the end of each calendar quarter.
Block Financial may make capital contributions to HRB Bank to help HRB Bank meet its capital requirements. Block Financial made no such capital contributions in fiscal year 2014 or 2013, but contributed $400.0 million during fiscal year 2012.
A return of capital or dividend paid by HRB Bank must be approved by the OCC and the Federal Reserve. HRB Bank did not pay any dividends during fiscal year 2014 or 2013. HRB Bank received regulatory approval and subsequently paid cash dividends and returned capital of $400.0 million during fiscal year 2012. As of April 30, 2014, HRB Bank had total equity of $585.0 million.
NOTE 20: SEGMENT INFORMATION
Management has determined our reportable segments identified below according to types of services offered and the manner in which operational decisions are made. Operating results of our reportable segments are all seasonal.
TAX SERVICES – Our Tax Services segment provides assisted income tax return preparation, digital DIY tax solutions and other services and products related to income tax return preparation to the general public primarily in the U.S. and its territories, Canada and Australia. We also offer retail banking services in the U.S. through HRB Bank. Major revenue sources include fees earned for tax preparation services performed at company-owned retail tax offices, royalties from franchise retail tax offices, sales of tax preparation software, fees for online tax preparation services, fees from RACs, fees related to H&R Block Prepaid Emerald MasterCard® and interest and fees from EAs.
Our international operations contributed $232.2 million, $249.0 million and $232.8 million in revenues for fiscal years 2014, 2013 and 2012, respectively.
CORPORATE AND ELIMINATIONS – Results include net interest margin and gains or losses relating to mortgage loans held for investment and residual interests in securitizations, interest expense on borrowings, other corporate expenses and eliminations of intercompany activities.
IDENTIFIABLE ASSETS – Identifiable assets are those assets, including goodwill and intangible assets, associated with a reportable segment. The remaining assets are classified as Corporate assets, which consist primarily of cash and mortgage loans held for investment. The carrying value of assets held outside the U.S. totaled $303.9 million, $472.6 million and $201.8 million as of April 30, 2014, 2013 and 2012, respectively.

H&R Block, Inc. | 2014 Form 10-K	81

Information concerning the Company's continuing operations by reportable segment is as follows:

(in 000s)
Year ended April 30,	2014	2013	2012
REVENUES :
Tax Services	$2,999,460	$2,877,967	$2,862,378
Corporate and eliminations	24,835	27,976	31,393
	$3,024,295	$2,905,943	$2,893,771
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES :
Tax Services	$866,367	$821,143	$704,002
Corporate and eliminations	(99,251)	(119,132)	(127,932)
	$767,116	$702,011	$576,070
IDENTIFIABLE ASSETS :
Tax Services	$2,945,242	$3,012,525	$2,298,484
Corporate	1,748,287	1,525,254	2,351,083
	$4,693,529	$4,537,779	$4,649,567

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

(in 000s, except per share amounts)
	Fiscal Year 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013
Revenues	$3,024,295	$2,562,990	$199,770	$134,340	$127,195
Income (loss) from continuing operations before taxes (benefit)	$767,116	$1,478,797	$(347,825)	$(179,362)	$(184,494)
Income taxes (benefit)	267,019	549,664	(135,074)	(76,347)	(71,224)
Net income (loss) from continuing operations	500,097	929,133	(212,751)	(103,015)	(113,270)
Net loss from discontinued operations	(24,940)	(19,135)	(1,960)	(1,928)	(1,917)
Net income (loss)	$475,157	$909,998	$(214,711)	$(104,943)	$(115,187)
Basic earnings (loss) per share:
Continuing operations	$1.82	$3.38	$(0.78)	$(0.38)	$(0.42)
Discontinued operations	(0.09)	(0.07)	—	(0.01)	—
Consolidated	$1.73	$3.31	$(0.78)	$(0.39)	$(0.42)
Diluted earnings (loss) per share:
Continuing operations	$1.81	$3.36	$(0.78)	$(0.38)	$(0.42)
Discontinued operations	(0.09)	(0.07)	—	(0.01)	—
Consolidated	$1.72	$3.29	$(0.78)	$(0.39)	$(0.42)

82	2014 Form 10-K | H&R Block, Inc.

(in 000s, except per share amounts)
	Fiscal Year 2013	Apr 30, 2013	Jan 31, 2013	Oct 31, 2012	Jul 31, 2012
Revenues	$2,905,943	$2,200,212	$471,979	$137,263	$96,489
Income (loss) from continuing operations before taxes (benefit)	$702,011	$1,129,836	$(96,268)	$(162,288)	$(169,269)
Income taxes (benefit)	236,853	440,914	(79,353)	(61,089)	(63,619)
Net income (loss) from continuing operations	465,158	688,922	(16,915)	(101,199)	(105,650)
Net loss from discontinued operations	(31,210)	(24,582)	(793)	(4,044)	(1,791)
Net income (loss)	$433,948	$664,340	$(17,708)	$(105,243)	$(107,441)
Basic earnings (loss) per share:
Continuing operations	$1.70	$2.53	$(0.06)	$(0.37)	$(0.38)
Discontinued operations	(0.11)	(0.09)	(0.01)	(0.02)	(0.01)
Consolidated	$1.59	$2.44	$(0.07)	$(0.39)	$(0.39)
Diluted earnings (loss) per share:
Continuing operations	$1.69	$2.51	$(0.06)	$(0.37)	$(0.38)
Discontinued operations	(0.11)	(0.09)	(0.01)	(0.02)	(0.01)
Consolidated	$1.58	$2.42	$(0.07)	$(0.39)	$(0.39)

Because most of our clients file their tax returns during the period from February through April of each year, substantially all of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through a majority of the fiscal year. Revenues and earnings for the third and fourth quarters of fiscal year 2014 were impacted by an IRS filing delay, which shifted revenues and earnings from our third quarter to our fourth quarter.
The accumulation of four quarters in fiscal years 2014 and 2013 for earnings per share may not equal the related per share amounts for the years ended April 30, 2014 and 2013 due to the timing of the exercise of stock options and lapse of certain restrictions on nonvested shares and share units and deferred stock units and the antidilutive effect of stock options and nonvested shares and share units in the first three quarters for those years, as well as the repurchase of shares outstanding.
Information regarding H&R Block's common stock prices and dividends for fiscal years 2014 and 2013 is as follows:

	Fiscal Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal Year 2014:
Dividends paid per share	$0.80	$0.20	$0.20	$0.20	$0.20
Stock price range:
High	$32.42	$32.42	$30.53	$32.09	$31.75
Low	25.98	26.92	27.13	25.98	27.24
Fiscal Year 2013:
Dividends paid per share	$0.80	$0.20	$0.20	$0.20	$0.20
Stock price range:
High	$29.68	$29.68	$23.19	$18.04	$16.88
Low	14.35	22.77	17.26	15.53	14.35

NOTE 22: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Block Financial is a 100% owned subsidiary of the Company. Block Financial is the Issuer and the Company is the full and unconditional Guarantor of the Senior Notes issued on October 25, 2012 and October 26, 2004, our 2012 CLOC, and other indebtedness issued from time to time. These condensed consolidating financial statements have been

H&R Block, Inc. | 2014 Form 10-K	83

prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders' equity and other intercompany balances and transactions.
Certain amounts included in the following income statements and statements of cash flows for the years ended April 30, 2013 and 2012 and the balance sheet as of April 30, 2013 have been restated to correct errors in presentation. The income statements have been corrected to properly reflect equity earnings in subsidiaries of H&R Block, Inc. (Guarantor) in “Other income (expense), net” to include income taxes and discontinued operations which were previously shown on separate lines. The balance sheet has been corrected to properly reflect a classified balance sheet and to show the investment in Block Financial by Other Subsidiaries. The statements of cash flows have been corrected to properly reflect intercompany borrowings and payments as either investing or financing activities, as appropriate. These restatements did not have an impact on the consolidated financial statements as of April 30, 2013 or for the fiscal years ended April 30, 2013 and 2012.

CONDENSED CONSOLIDATING INCOME STATEMENTS					(in 000s)
Year ended April 30, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$235,075	$2,795,562	$(6,342)	$3,024,295
Cost of revenues	—	179,779	1,454,219	(6,342)	1,627,656
Selling, general and administrative	—	22,505	610,923	—	633,428
Total expenses	—	202,284	2,065,142	(6,342)	2,261,084
Operating income	—	32,791	730,420	—	763,211
Other income (expense), net	478,866	8,037	(13,942)	(469,056)	3,905
Income from continuing operations before taxes	478,866	40,828	716,478	(469,056)	767,116
Income taxes	3,709	10,551	252,759	—	267,019
Net income from continuing operations	475,157	30,277	463,719	(469,056)	500,097
Net loss from discontinued operations	—	(23,771)	(1,169)	—	(24,940)
Net income	475,157	6,506	462,550	(469,056)	475,157
Other comprehensive loss	(5,373)	(2,012)	(5,373)	7,385	(5,373)
Comprehensive income	$469,784	$4,494	$457,177	$(461,671)	$469,784

84	2014 Form 10-K | H&R Block, Inc.

Year ended April 30, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$230,982	$2,681,987	$(7,026)	$2,905,943
Cost of revenues	—	193,400	1,417,824	(6,436)	1,604,788
Selling, general and administrative	—	42,530	562,529	(590)	604,469
Total expenses	—	235,930	1,980,353	(7,026)	2,209,257
Operating income (loss)	—	(4,948)	701,634	—	696,686
Other income (expense), net (1)	433,948	(1,164)	6,489	(433,948)	5,325
Income (loss) from continuing operations before taxes (benefit)	433,948	(6,112)	708,123	(433,948)	702,011
Income taxes (benefit) (1)	—	(29,221)	266,074	—	236,853
Net income from continuing operations	433,948	23,109	442,049	(433,948)	465,158
Net income (loss) from discontinued operations (1)	—	(31,954)	744	—	(31,210)
Net income (loss)	433,948	(8,845)	442,793	(433,948)	433,948
Other comprehensive income (loss)	(1,595)	189	(1,784)	1,595	(1,595)
Comprehensive income (loss)	$432,353	$(8,656)	$441,009	$(432,353)	$432,353

(1)	Amounts have been restated, including the presentation of equity in earnings of subsidiaries net of income taxes and discontinued operations.

Year ended April 30, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$234,925	$2,666,267	$(7,421)	$2,893,771
Cost of revenues	—	221,988	1,487,128	(7,421)	1,701,695
Impairment of goodwill	—	—	7,409	—	7,409
Selling, general and administrative	—	24,730	593,645	—	618,375
Total expenses	—	246,718	2,088,182	(7,421)	2,327,479
Operating income (loss)	—	(11,793)	578,085	—	566,292
Other income, net (1)	265,932	8,686	1,092	(265,932)	9,778
Income (loss) from continuing operations before taxes (benefit)	265,932	(3,107)	579,177	(265,932)	576,070
Income taxes (benefit) (1)	—	(1,191)	231,293	—	230,102
Net income (loss) from continuing operations	265,932	(1,916)	347,884	(265,932)	345,968
Net loss from discontinued operations (1)	—	(40,172)	(39,864)	—	(80,036)
Net income (loss)	265,932	(42,088)	308,020	(265,932)	265,932
Other comprehensive income (loss)	912	3,085	(2,173)	(912)	912
Comprehensive income (loss)	$266,844	$(39,003)	$305,847	$(266,844)	$266,844

(1)	Amounts have been restated, including the presentation of equity in earnings of subsidiaries net of income taxes and discontinued operations.

H&R Block, Inc. | 2014 Form 10-K	85

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$612,376	$1,574,031	$(1,100)	$2,185,307
Cash & cash equivalents - restricted	—	67,463	47,856	—	115,319
Receivables, net	—	89,975	101,643	—	191,618
Prepaid expenses and other current assets	—	10,202	188,065	—	198,267
Investments in available-for-sale securities	—	423,495	—	—	423,495
Total current assets	—	1,203,511	1,911,595	(1,100)	3,114,006
Mortgage loans held for investment, net	—	268,428	—	—	268,428
Investments in available-for-sale securities	—	—	4,329	—	4,329
Property and equipment, net	—	121	304,790	—	304,911
Intangible assets, net	—	—	355,622	—	355,622
Goodwill	—	—	436,117	—	436,117
Investments in subsidiaries	904,331	—	60,902	(965,233)	—
Amounts due from affiliates	642,101	386,818	397	(1,029,316)	—
Other assets	11,271	173,168	25,677	—	210,116
Total assets	$1,557,703	$2,032,046	$3,099,429	$(1,995,649)	$4,693,529

Customer banking deposits	$—	$770,885	$—	$(1,100)	$769,785
Accounts payable, accrued expenses and other current liabilities	757	223,677	344,573	—	569,007
Accrued salaries, wages and payroll taxes	—	2,190	164,842	—	167,032
Accrued income taxes	—	71,132	335,523	—	406,655
Current portion of long-term debt	—	399,882	755	—	400,637
Total current liabilities	757	1,467,766	845,693	(1,100)	2,313,116
Long-term debt	—	497,612	8,225	—	505,837
Other noncurrent liabilities	—	5,766	312,261	—	318,027
Amounts due to affiliates	397	—	1,028,919	(1,029,316)	—
Total liabilities	1,154	1,971,144	2,195,098	(1,030,416)	3,136,980
Stockholders' equity	1,556,549	60,902	904,331	(965,233)	1,556,549
Total liabilities and stockholders' equity	$1,557,703	$2,032,046	$3,099,429	$(1,995,649)	$4,693,529

86	2014 Form 10-K | H&R Block, Inc.

As of April 30, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$558,110	$1,192,197	$(2,723)	$1,747,584
Cash & cash equivalents - restricted	—	75,096	42,741	—	117,837
Receivables, net	769	99,844	106,222	—	206,835
Prepaid expenses and other current assets	—	17,915	372,172	—	390,087
Total current assets	769	750,965	1,713,332	(2,723)	2,462,343
Mortgage loans held for investment, net	—	338,789	—	—	338,789
Investments in available-for-sale securities	—	482,378	4,498	—	486,876
Property and equipment, net	—	877	267,003	—	267,880
Intangible assets, net	—	—	284,439	—	284,439
Goodwill	—	—	434,782	—	434,782
Investments in subsidiaries (1)	3,444,442	—	46,041	(3,490,483)	—
Amounts due from affiliates	—	410,590	2,189,625	(2,600,215)	—
Other assets	8,390	144,469	109,811	—	262,670
Total assets	$3,453,601	$2,128,068	$5,049,531	$(6,093,421)	$4,537,779

Customer banking deposits	$—	$939,187	$—	$(2,723)	$936,464
Accounts payable, accrued expenses and other current liabilities	429	191,133	332,359	—	523,921
Accrued salaries, wages and payroll taxes	—	1,225	133,745	—	134,970
Accrued income taxes	—	36,545	379,583	—	416,128
Current portion of long-term debt	—	—	722	—	722
Total current liabilities	429	1,168,090	846,409	(2,723)	2,012,205
Long-term debt	—	896,978	8,980	—	905,958
Other noncurrent liabilities	—	16,959	339,110	—	356,069
Amounts due to affiliates	2,189,625	—	410,590	(2,600,215)	—
Total liabilities	2,190,054	2,082,027	1,605,089	(2,602,938)	3,274,232
Stockholders' equity (1)	1,263,547	46,041	3,444,442	(3,490,483)	1,263,547
Total liabilities and stockholders' equity	$3,453,601	$2,128,068	$5,049,531	$(6,093,421)	$4,537,779

Note:	Amounts have been restated to include the presentation of a classified balance sheet.

(1)	Amounts have been restated, including the presentation of the investment of Other Subsidiaries in Block Financial.

H&R Block, Inc. | 2014 Form 10-K	87

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Year ended April 30, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by operating activities:	$—	$35,034	$774,547	$—	$809,581
Cash flows from investing:
Purchases of AFS securities	—	(45,158)	—	—	(45,158)
Sales, maturities and payments received on AFS securities	—	106,873	228	—	107,101
Mortgage loans held for investment, net	—	46,664	—	—	46,664
Capital expenditures	—	(75)	(146,936)	—	(147,011)
Payments for business acquisitions, net	—	—	(68,428)	—	(68,428)
Proceeds from sales of businesses, net	—	—	942	—	942
Proceeds from notes receivable	—	—	64,865	—	64,865
Franchise loans funded	—	(63,960)	—	—	(63,960)
Payments received on franchise loans	—	87,220	—	—	87,220
Intercompany borrowings (payments)	—	33,497	(196,840)	163,343	—
Other, net	—	19,746	8,709	—	28,455
Net cash provided by (used in) investing activities	—	184,807	(337,460)	163,343	10,690
Cash flows from financing:
Repayments of short-term borrowings	—	(316,000)	—	—	(316,000)
Proceeds from short-term borrowings	—	316,000	—	—	316,000
Customer banking deposits, net	—	(165,575)	—	1,623	(163,952)
Dividends paid	(218,980)	—	—	—	(218,980)
Repurchase of common stock	(6,106)	—	—	—	(6,106)
Proceeds from exercise of stock options	28,246	—	—	—	28,246
Intercompany borrowings (payments)	196,840	—	(33,497)	(163,343)	—
Other, net	—	—	(4,138)	—	(4,138)
Net cash used in financing activities	—	(165,575)	(37,635)	(161,720)	(364,930)
Effects of exchange rate changes on cash	—	—	(17,618)	—	(17,618)
Net increase in cash	—	54,266	381,834	1,623	437,723
Cash - beginning of the year	—	558,110	1,192,197	(2,723)	1,747,584
Cash - end of the year	$—	$612,376	$1,574,031	$(1,100)	$2,185,307

88	2014 Form 10-K | H&R Block, Inc.

Year ended April 30, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$(22,533)	$(3,299)	$522,940	$—	$497,108
Cash flows from investing:
Purchases of AFS securities	—	(227,177)	—	—	(227,177)
Sales, maturities and payments received on AFS securities	—	117,346	1,065	—	118,411
Mortgage loans held for investment, net	—	44,031	—	—	44,031
Capital expenditures	—	(58)	(113,181)	—	(113,239)
Payments for business acquisitions, net	—	—	(20,742)	—	(20,742)
Proceeds from sales of businesses, net	—	—	3,785	—	3,785
Franchise loans funded	—	(70,807)	—	—	(70,807)
Payments received on franchise loans	—	83,445	—	—	83,445
Surrender of company-owned life insurance policies	—	—	81,125	—	81,125
Intercompany payments/investments in subsidiaries (1)	—	(274,090)	(963,613)	1,237,703	—
Other, net	—	(18,822)	9,053	—	(9,769)
Net cash provided by (used in) investing activities	—	(346,132)	(1,002,508)	1,237,703	(110,937)
Cash flows from financing:
Repayments of short-term borrowings	—	(1,214,238)	—	—	(1,214,238)
Proceeds from short-term borrowings	—	1,214,238	—	—	1,214,238
Repayments of long-term debt	—	(605,790)	(30,831)	—	(636,621)
Proceeds from issuance of long-term debt	—	497,185	—	—	497,185
Customer banking deposits, net	—	105,488	—	(1,880)	103,608
Dividends paid	(217,201)	—	—	—	(217,201)
Repurchase of common stock	(340,413)	—	—	—	(340,413)
Proceeds from exercise of stock options	25,139	—	—	—	25,139
Intercompany borrowings/capital contributions (1)	555,008	408,605	274,090	(1,237,703)	—
Other, net	—	(13,094)	(3,144)	—	(16,238)
Net cash provided by (used in) financing activities	22,533	392,394	240,115	(1,239,583)	(584,541)
Effects of exchange rate changes on cash	—	—	1,620	—	1,620
Net increase (decrease) in cash	—	42,963	(237,833)	(1,880)	(196,750)
Cash - beginning of the year	—	515,147	1,430,030	(843)	1,944,334
Cash - end of the year	$—	$558,110	$1,192,197	$(2,723)	$1,747,584

(1)	Amounts have been restated, including the presentation of intercompany borrowings (payments) as either investing or financing activities.

H&R Block, Inc. | 2014 Form 10-K	89

Year ended April 30, 2012	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by operating activities:	$33,046	$15,144	$313,859	$—	$362,049
Cash flows from investing:
Purchases of AFS securities	—	(256,173)	—	—	(256,173)
Maturities and payments received on AFS securities	—	63,291	3,091	—	66,382
Mortgage loans held for investment, net	—	49,142	—	—	49,142
Capital expenditures	—	(153)	(82,304)	—	(82,457)
Payments for business acquisitions, net	—	—	(15,258)	—	(15,258)
Proceeds from sales of businesses, net	—	—	560,499	—	560,499
Franchise loans funded	—	(46,246)	—	—	(46,246)
Payments received on franchise loans	—	56,591	—	—	56,591
Intercompany borrowings (payments) (1)	—	55,721	(344,000)	288,279	—
Other, net	—	11,785	7,602	—	19,387
Net cash provided by (used in) investing activities	—	(66,042)	129,630	288,279	351,867
Cash flows from financing:
Repayments of short-term borrowings	—	(664,167)	—	—	(664,167)
Proceeds from short-term borrowings	—	664,167	—	—	664,167
Repayments of FHLB borrowings	—	(25,000)	—	—	(25,000)
Customer banking deposits, net	—	(25,298)	—	(793)	(26,091)
Dividends paid	(208,801)	—	—	—	(208,801)
Repurchase of common stock	(180,592)	—	—	—	(180,592)
Proceeds from exercise of stock options	12,275	—	—	—	12,275
Intercompany borrowings (payments) (1)	344,000	—	(55,721)	(288,279)	—
Other, net	72	105	(17,030)	—	(16,853)
Net cash provided by (used in) financing activities	(33,046)	(50,193)	(72,751)	(289,072)	(445,062)
Effects of exchange rate changes on cash	—	—	(2,364)	—	(2,364)
Net increase (decrease) in cash	—	(101,091)	368,374	(793)	266,490
Cash - beginning of the year	—	616,238	1,061,656	(50)	1,677,844
Cash - end of the year	$—	$515,147	$1,430,030	$(843)	$1,944,334

(1)	Amounts have been restated, including the presentation of intercompany borrowings (payments) as either investing or financing activities.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements or reportable events requiring disclosure pursuant to Item 304(b) of Regulation S-K.
ITEM 9A. CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES – We have established disclosure controls and procedures (Disclosure Controls) to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations

90	2014 Form 10-K | H&R Block, Inc.

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
(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2014 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 1992 framework.
Based on our assessment, management concluded that, as of April 30, 2014, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company's external auditors that audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended April 30, 2014, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is included under the caption "Employees and Executive Officers" in Item 1 of this report on Form 10-K.
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2014, is incorporated herein by reference:

▪	Information appearing under the heading "Proposal 1 – Election of Directors";

▪	Information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance"; and

▪	Information appearing under the heading "Board of Directors' Meetings and Committees" regarding identification of the Audit Committee and Audit Committee financial experts.
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
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2014, in the sections entitled "Director Compensation" and "Executive Compensation," and is incorporated herein by reference.

H&R Block, Inc. | 2014 Form 10-K	91

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in Item 5 of this Form 10-K and in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2014, in the sections entitled "Equity Compensation Plans" and "Information Regarding Security Holders," and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2014, in the sections entitled "Employment Agreements, Change-in-Control and Other Arrangements," "Review of Related Person Transactions," and "Corporate Governance," and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2014, in the section entitled "Audit Fees," and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  Documents filed as part of this report:

1.
The following financial statements appearing in Item 8: "Consolidated Statements of Income and Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows" and "Consolidated Statements of Stockholders' Equity."

2.
Financial Statement Schedule II - Valuation and Qualifying Accounts. All other schedules have been omitted because they were not applicable or because the required information has been included in the financial statements or notes thereto.

3.	Exhibits – The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

92	2014 Form 10-K | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
June 19, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on June 19, 2014.

/s/ William C. Cobb	/s/ Gregory J. Macfarlane	/s/ Jeffrey T. Brown
William C. Cobb	Gregory J. Macfarlane	Jeffrey T. Brown
President, Chief Executive Officer	Chief Financial Officer	Chief Accounting and Risk Officer
and Director	(principal financial officer)	(principal accounting officer)
(principal executive officer)

/s/ Robert A. Gerard	/s/ Paul J. Brown	/s/ Marvin R. Ellison
Robert A. Gerard	Paul J. Brown	Marvin R. Ellison
Director, Chairman of the Board	Director	Director

/s/ David B. Lewis	/s/ Victoria J. Reich	/s/ Bruce C. Rohde
David B. Lewis	Victoria J. Reich	Bruce C. Rohde
Director	Director	Director

/s/ Tom D. Seip	/s/ Christianna Wood	/s/ James F. Wright
Tom D. Seip	Christianna Wood	James F. Wright
Director	Director	Director

H&R Block, Inc. | 2014 Form 10-K	93

EXHIBIT INDEX
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3.1
Amended and Restated Articles of Incorporation of H&R Block, Inc., as amended through September 12, 2013, filed as Exhibit 3.1 to the Company's current report on Form 8-K filed September 16, 2013, file number 1-6089, is incorporated herein by reference.

3.2
Amended and Restated Bylaws of H&R Block, Inc., as amended through September 12, 2013, filed as Exhibit 3.2 to the Company's current report on Form 8-K filed September 16, 2013, file number 1-6089, is incorporated herein by reference.

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

10.8
*    Form of 2013 Long Term Incentive Plan Award Agreement for Deferred Stock Units, as approved on September 12, 2013, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2013, file number 1-6089, is incorporated herein by reference.

94	2014 Form 10-K | H&R Block, Inc.

10.9
*    The Company's 2003 Long-Term Executive Compensation Plan, as amended September 30, 2010, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2010, file number 1-6089, is incorporated herein by reference.

10.10
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

10.17
*    Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Restricted Share Units as approved on June 20, 2012, filed as Exhibit 10.4 to the Company's current report on Form 8-K filed June 26, 2012, file number 1-6089, is incorporated herein by reference.

10.18
*    Letter Agreement between the Company, H&R Block Management, LLC and William C. Cobb, effective January 3, 2013, filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2013, file number 1-6089, is incorporated herein by reference.

10.19
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

10.24
*    H&R Block Deferred Compensation Plan for Executives, as amended and restated on November 9, 2012, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2012, file number 1-6089, is incorporated herein by reference.

10.25
*    The H&R Block Executive Performance Plan, as amended July 27, 2010, filed as Exhibit 10.6 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2011, file number 1-6089, is incorporated herein by reference.

10.26
*    The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended and restated effective November 7, 2013, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2013, file number 1-6089, is incorporated herein by reference.

10.27
*    The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated January 1, 2001) filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.

10.28
*    First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) effective as of July 1, 2002, filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated herein by reference.

H&R Block, Inc. | 2014 Form 10-K	95

10.29
*    Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.

10.30
*    H&R Block Severance Plan, as amended and restated on March 29, 2013, filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2013, file number 1-6089, is incorporated herein by reference.

10.31
*    H&R Block Inc. Executive Severance Plan, as amended and restated effective November 8, 2013, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed November 8, 2013, file number 1-6089, is incorporated herein by reference.

10.32
*    Employment Agreement dated April 27, 2011, between H&R Block Management, LLC and William C. Cobb, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed April 29, 2011, file number 1-6089, is incorporated herein by reference.

10.33
*    Separation and Release Agreement between the Company and C. E. Andrews dated March 6, 2012, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed March 6, 2012, file number 1-6089, is incorporated herein by reference.

10.34
*    Severance and Release Agreement between HRB Tax Group, Inc. and Philip L. Mazzini, effective June 12, 2012, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed June 18, 2012, file number 1-6089, is incorporated herein by reference.

10.35
*     Severance and Release Agreement between HRB Tax Group, Inc. and Susan Ehrlich dated August 16, 2013, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed August 20, 2013, file number 1-6089, is incorporated herein by reference.

10.36
*    Form of Indemnification Agreement with Directors and Officers, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2012, file number 1-6089, and Schedule of Parties to Indemnification Agreement filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2012, file number 1-6089, as updated by the Company's current report on Form 8-K filed May 11, 2012, file number 1-6089, and quarterly report on Form 10-Q for the quarter ended January 31, 2013, file number 1-6089, and current report on Form 8-K filed November 8, 2013, file number 1-6089, are incorporated herein by reference.

10.37
*    2008 Deferred Stock Unit Plan for Outside Directors, as amended on September 14, 2011, filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the year ended April 30, 2012, file number 1-6089, is incorporated herein by reference.

10.38
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

10.39
Credit and Guarantee Agreement dated as of August 17, 2012, among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed August 20, 2012, file number 1-6089, is incorporated herein by reference.

10.40
Advances, Pledge and Security Agreement dated April 17, 2006, between H&R Block Bank and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.11 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2007, file number 1-6089, is incorporated herein by reference.**

10.41
Purchase and Assumption Agreement dated April 10, 2014, among BofI Federal Bank, H&R Block Bank and Block Financial LLC, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed April 10, 2014, file number 1-6089, is incorporated herein by reference.

10.42
Form of Program Management Agreement, to be entered into between Emerald Financial Services, LLC and BofI Federal Bank upon closing under the Purchase and Assumption Agreement referenced in Exhibit 10.41 above, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed April 10, 2014, file number 1-6089, is incorporated herein by reference.

10.43
Form of Emerald Advance Receivables Participation Agreement, to be entered into among Emerald Financial Services, LLC, BofI Federal Bank, HRB Participant I, LLC and H&R Block, Inc. upon closing under the Purchase and Assumption Agreement referenced in Exhibit 10.41 above, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed April 10, 2014, file number 1-6089, is incorporated herein by reference.

10.44
Form of Guaranty Agreement, to be entered into between H&R Block, Inc. and BofI Federal Bank upon closing under the Purchase and Assumption Agreement referenced in Exhibit 10.41 above, filed as Exhibit 10.4 to the Company's current report on Form 8-K filed April 10, 2014, file number 1-6089, is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2014.

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

96	2014 Form 10-K | H&R Block, Inc.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*    Indicates management contracts, compensatory plans or arrangements.

**	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

H&R Block, Inc. | 2014 Form 10-K	97

H&R BLOCK, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 2014, 2013 AND 2012
(in 000s)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period

Deferred tax valuation allowance:

Year ended April 30, 2014	$54,613	$12,467	$—	$(47,904)	19,176

Year ended April 30, 2013	$77,443	$1,497	$—	$(24,327)	54,613

Year ended April 30, 2012	$140,422	$2,744	$—	$(65,723)	77,443