Form 10-Q
period 2014-07-31
H&R BLOCK INC
filed 2014-09-04
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑          Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on August 31, 2014: 275,088,388 shares.

Form 10-Q for the Period Ended July 31, 2014

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	(unaudited, in 000s, except per share amounts)
Three months ended July 31,	2014	2013

REVENUES:
Service revenues	$115,473	$107,800
Royalty, product and other revenues	8,814	8,198
Interest income	9,299	11,197
	133,586	127,195
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	51,855	46,312
Occupancy and equipment	83,306	78,736
Provision for bad debt and loan losses	4,364	11,491
Interest	13,940	14,446
Depreciation and amortization	25,085	18,620
Other	32,971	40,448
	211,521	210,053
Selling, general and administrative:
Marketing and advertising	8,145	7,123
Compensation and benefits	60,964	53,047
Depreciation and amortization	8,601	4,254
Other selling, general and administrative	19,490	32,273
	97,200	96,697
Total operating expenses	308,721	306,750
Operating loss	(175,135)	(179,555)
Other income (expense), net	(681)	(4,939)
Loss from continuing operations before income tax benefit	(175,816)	(184,494)
Income tax benefit	(66,965)	(71,224)
Net loss from continuing operations	(108,851)	(113,270)
Net loss from discontinued operations, net of tax benefits of $4,564 and $1,209	(7,381)	(1,917)
NET LOSS	$(116,232)	$(115,187)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.40)	$(0.42)
Discontinued operations	(0.02)	—
Consolidated	$(0.42)	$(0.42)

DIVIDENDS DECLARED PER SHARE	$0.20	$0.20

COMPREHENSIVE INCOME (LOSS):
Net loss	$(116,232)	$(115,187)
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding losses arising during the period	(723)	(7,715)
Reclassification adjustment for losses included in income	574	—
Change in foreign currency translation adjustments	455	(3,092)
Other comprehensive income (loss)	306	(10,807)
Comprehensive loss	$(115,926)	$(125,994)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2015 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of	July 31, 2014	July 31, 2013	April 30, 2014
	(unaudited)	(unaudited)
ASSETS
Cash and cash equivalents	$1,429,489	$1,163,876	$2,185,307
Cash and cash equivalents - restricted	71,917	55,477	115,319
Receivables, less allowance for doubtful accounts of $51,400, $52,606 and $52,578	122,315	121,309	191,618
Prepaid expenses and other current assets	264,666	364,270	198,267
Investments in available-for-sale securities	403,774	—	423,495
Total current assets	2,292,161	1,704,932	3,114,006
Mortgage loans held for investment, less allowance for loan losses of $10,561, $15,514 and $11,272	259,732	309,681	268,428
Investments in available-for-sale securities	4,289	487,033	4,329
Property and equipment, at cost less accumulated depreciation and amortization of $468,372, $432,681 and $446,049	314,531	286,584	304,911
Intangible assets, net	347,890	280,455	355,622
Goodwill	478,845	435,667	436,117
Other assets	193,371	258,536	210,116
Total assets	$3,890,819	$3,762,888	$4,693,529
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Customer banking deposits	$482,975	$757,929	$769,785
Accounts payable, accrued expenses and other current liabilities	485,205	443,065	569,007
Accrued salaries, wages and payroll taxes	30,996	32,926	167,032
Accrued income taxes	284,038	215,834	406,655
Current portion of long-term debt	400,705	730	400,637
Total current liabilities	1,683,919	1,450,484	2,313,116
Long-term debt	505,714	905,902	505,837
Other noncurrent liabilities	303,986	301,187	318,027
Total liabilities	2,493,619	2,657,573	3,136,980
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 316,628,110	3,166	3,166	3,166
Convertible preferred stock, no par, stated value $0.01 per share, 500,000 shares authorized	—	—	—
Additional paid-in capital	766,014	753,209	766,654
Accumulated other comprehensive income (loss)	5,483	(257)	5,177
Retained earnings	1,418,124	1,163,651	1,589,297
Less treasury shares, at cost	(795,587)	(814,454)	(807,745)
Total stockholders' equity	1,397,200	1,105,315	1,556,549
Total liabilities and stockholders' equity	$3,890,819	$3,762,888	$4,693,529

See accompanying notes to consolidated financial statements.

2	Q1 FY2015 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Three months ended July 31,	2014	2013

NET CASH USED IN OPERATING ACTIVITIES	$(381,585)	$(318,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(100)	(45,158)
Maturities of and payments received on available-for-sale securities	18,484	32,061
Principal payments on mortgage loans held for investment, net	6,250	11,707
Capital expenditures	(25,841)	(34,386)
Payments made for business acquisitions, net of cash acquired	(40,533)	(1,303)
Franchise loans:
Loans funded	(7,398)	(6,657)
Payments received	18,674	7,164
Other, net	4,130	7,482
Net cash used in investing activities	(26,334)	(29,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customer banking deposits, net	(287,609)	(179,364)
Dividends paid	(54,852)	(54,550)
Proceeds from exercise of stock options	13,368	21,953
Other, net	(19,316)	(17,294)
Net cash used in financing activities	(348,409)	(229,255)

Effects of exchange rate changes on cash	510	(6,621)

Net decrease in cash and cash equivalents	(755,818)	(583,708)
Cash and cash equivalents at beginning of the period	2,185,307	1,747,584
Cash and cash equivalents at end of the period	$1,429,489	$1,163,876

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$88,924	$106,467
Interest paid on borrowings	15,415	15,883
Interest paid on deposits	201	640
Transfers of foreclosed loans to other assets	1,818	2,100
Accrued additions to property and equipment	11,988	8,048
Transfer of mortgage loans held for investment to held for sale	—	7,608

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2015 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of July 31, 2014 and 2013, the consolidated statements of operations and comprehensive income (loss) for the three months ended July 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the three months ended July 31, 2014 and 2013 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2014 and 2013 and for all periods presented have been made.
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U. S. (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2014 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2014 or for the year then ended are derived from our April 30, 2014 Annual Report to Shareholders on Form 10-K.
MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the evaluation of contingent losses arising from our discontinued mortgage business, contingent losses associated with pending claims and litigation, valuation allowances on deferred tax assets, reserves for uncertain tax positions and related matters. Estimates have been prepared based on the best information available as of each balance sheet date. As such, actual results could differ materially from those estimates.
SEASONALITY OF BUSINESS – Our operating revenues are seasonal in nature with peak revenues typically occurring in the months of February through April. Therefore, results for interim periods are not indicative of results to be expected for the full year.
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See notes 12 and 13 for additional information on litigation, claims and other loss contingencies related to our discontinued operations.
NOTE 2: H&R BLOCK BANK
In April 2014, our subsidiaries, H&R Block Bank (HRB Bank) and Block Financial LLC, the sole shareholder of HRB Bank (Block Financial), entered into a definitive Purchase and Assumption Agreement (P&A Agreement) with BofI Federal Bank, a federal savings bank (BofI). The P&A Agreement is subject to various closing conditions, including the receipt of certain required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. If closing conditions (including regulatory approvals) are satisfied, we will complete a transaction in which we will sell assets and assign certain liabilities, including all of HRB Bank’s deposit liabilities, to BofI (P&A Transaction). Due to the seasonality of our business, the timing of any closing will impact the amount of deposit liabilities transferred.
If a closing had occurred as of July 31, 2014, we would have made a cash payment to BofI for the difference in the carrying value of assets sold and the carrying value of liabilities transferred of approximately $465 million. The amount of the cash payment made at closing will primarily be equal to the carrying value of the liabilities to be transferred since the carrying value of the assets to be transferred is immaterial. Actual amounts at closing will differ from amounts as of July 31, 2014. In connection with the closing we intend to liquidate the AFS securities held by HRB Bank, which totaled $404 million at July 31, 2014.
In connection with the additional agreements being entered into upon the closing of the P&A Transaction, BofI will offer H&R Block-branded financial products distributed by the Company to the Company's clients. An operating subsidiary of the Company will provide certain marketing, servicing and operational support to BofI with respect to such financial products.

4	Q1 FY2015 Form 10-Q | H&R Block, Inc.

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
The obligations of the parties to complete the P&A Transaction are subject to the fulfillment of numerous conditions, including regulatory approval. We cannot be certain when or if the conditions to and other components of the P&A Transaction will be satisfied, or whether the P&A Transaction will be completed. In addition, there may be changes to the terms and conditions of the P&A Agreement and other contemplated agreements as part of the regulatory approval process.
NOTE 3: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 5.5 million shares for the three months ended July 31, 2014, and 6.3 million shares for the three months ended July 31, 2013, as the effect would be antidilutive due to the net loss from continuing operations during those periods.
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
Three months ended July 31,	2014	2013
Net loss from continuing operations attributable to shareholders	$(108,851)	$(113,270)
Amounts allocated to participating securities	(89)	(62)
Net loss from continuing operations attributable to common shareholders	$(108,940)	$(113,332)

Basic weighted average common shares	274,575	273,080
Potential dilutive shares	—	—
Dilutive weighted average common shares	274,575	273,080

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.40)	$(0.42)
Diluted	(0.40)	(0.42)
STOCK-BASED COMPENSATION – During the three months ended July 31, 2014, we acquired 0.3 million shares of our common stock at an aggregate cost of $9.4 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the three months ended July 31, 2013, we acquired 0.2 million shares at an aggregate cost of $4.2 million for similar purposes.
During the three months ended July 31, 2014 and 2013, we issued 1.1 million and 1.4 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the three months ended July 31, 2014, we granted equity awards equivalent to 0.9 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Nonvested units generally either vest over a three-year period with one-third vesting each year or cliff vest at the end of a three-year period. Stock-based compensation expense of our continuing operations totaled $7.5 million for the three months ended July 31, 2014

H&R Block, Inc. | Q1 FY2015 Form 10-Q	5

and $4.6 million for the three months ended July 31, 2013. As of July 31, 2014, unrecognized compensation cost for stock options totaled $0.6 million, and for nonvested shares and units totaled $49.4 million.
OTHER COMPREHENSIVE INCOME – Components of other comprehensive income include foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities, and are as follows:

(in 000s)
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on AFS Securities	Total
Balances as of May 1, 2014	$3,334	$1,843	$5,177
Other comprehensive income (loss) before reclassifications:
Gross gains (losses) arising during the year	455	(1,183)	(728)
Tax expense (benefit)	—	(460)	(460)
	455	(723)	(268)
Amounts reclassified to net income:
Gross amount reclassified (1)	—	941	941
Tax benefit (expense)	—	367	367
	—	574	574
Net other comprehensive income (loss)	455	(149)	306
Balances as of July 31, 2014	$3,789	$1,694	$5,483

Balances as of May 1, 2013	$6,809	$3,741	$10,550
Other comprehensive income (loss) before reclassifications:
Gross losses arising during the year	(3,092)	(12,780)	(15,872)
Tax benefit	—	(5,065)	(5,065)
Net other comprehensive loss	(3,092)	(7,715)	(10,807)
Balances as of July 31, 2013	$3,717	$(3,974)	$(257)

(1)	Amount represents other-than-temporary impairments on AFS securities.
Gross amounts reclassified out of accumulated other comprehensive income are included in other income (expense), net in the consolidated income statements.
NOTE 4: RECEIVABLES
Receivables consist of the following:

(in 000s)
As of	July 31, 2014		July 31, 2013		April 30, 2014
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$62,195	$83,013	$64,041	$106,119	$63,716	$90,747
Receivables for tax preparation and related fees	38,204	—	37,547	—	45,619	—
Cash Back® receivables	4,170	—	2,412	—	48,812	—
Emerald Advance lines of credit	20,239	2,839	22,649	6,906	20,577	3,862
Royalties from franchisees	4,278	—	4,070	—	9,978	—
Note receivable	—	—	—	61,561	—	—
Other	44,629	15,294	43,196	27,774	55,494	17,186
	173,715	101,146	173,915	202,360	244,196	111,795
Allowance for doubtful accounts	(51,400)	—	(52,606)	(4,272)	(52,578)	—
	$122,315	$101,146	$121,309	$198,088	$191,618	$111,795

6	Q1 FY2015 Form 10-Q | H&R Block, Inc.

Balances presented above as short-term are included in receivables, while the long-term portions are included in other assets in the consolidated balance sheets.
H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our H&R Block Emerald Advance® lines of credit (EA) receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of July 31, 2014, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2014	$4,350
2013	1,614
2012 and prior	4,496
Revolving loans	12,618
$23,078

As of July 31, 2014 and 2013 and April 30, 2014, $20.0 million, $26.8 million and $20.7 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.
LOANS TO FRANCHISEES – Franchisee loan balances as of July 31, 2014 and 2013 and April 30, 2014, consisted of $99.7 million, $124.2 million and $109.1 million, respectively, in term loans made primarily to finance the purchase of franchises and $45.5 million, $46.0 million and $45.4 million, respectively, in revolving lines of credit primarily for the purpose of funding off-season working capital needs.
As of July 31, 2014 and 2013, loans with a principal balance of $0.8 million and $2.5 million, respectively, were more than 30 days past due, while we had no loans more than 30 days past due at April 30, 2014. We had no loans to franchisees on non-accrual status.
CANADIAN CASH BACK® PROGRAM – Refunds advanced under the Cash Back program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. Cash Back amounts are generally received within 60 days of filing the client's return. As of July 31, 2014 and 2013 and April 30, 2014, $1.1 million, $0.8 million and $1.9 million of Cash Back balances were more than 60 days old, respectively.
ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our short-term and long-term receivables for the three months ended July 31, 2014 and 2013 is as follows:

(in 000s)
	EAs	Loans to Franchisees	Cash Back ®	All Other	Total
Balances as of May 1, 2014	$7,530	$—	$3,002	$42,046	$52,578
Provision	—	—	113	2,729	2,842
Charge-offs	—	—	(789)	(3,231)	(4,020)
Balances as of July 31, 2014	$7,530	$—	$2,326	$41,544	$51,400

Balances as of May 1, 2013	$7,390	$—	$2,769	$47,544	$57,703
Provision	—	—	158	2,901	3,059
Charge-offs	—	—	(673)	(3,211)	(3,884)
Balances as of July 31, 2013	$7,390	$—	$2,254	$47,234	$56,878

H&R Block, Inc. | Q1 FY2015 Form 10-Q	7

NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT
The composition of our mortgage loan portfolio is as follows:

(dollars in 000s)
As of	July 31, 2014		July 31, 2013		April 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$144,096	54%	$174,481	54%	$149,480	54%
Fixed-rate loans	123,991	46%	147,973	46%	127,943	46%
	268,087	100%	322,454	100%	277,423	100%
Unamortized deferred fees and costs	2,206		2,741		2,277
Less: Allowance for loan losses	(10,561)		(15,514)		(11,272)
	$259,732		$309,681		$268,428

Our loan loss allowance as a percent of mortgage loans was 3.9% as of July 31, 2014, compared to 4.8% as of July 31, 2013 and 4.1% as of April 30, 2014.
Activity in the allowance for loan losses for the three months ended July 31, 2014 and 2013 is as follows:

(in 000s)
Three months ended July 31,	2014	2013
Balance at beginning of the period	$11,272	$14,314
Provision	725	7,603
Recoveries	679	767
Charge-offs	(2,115)	(7,170)
Balance at end of the period	$10,561	$15,514

When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired, including those loans more than 60 days past due or modified as a troubled debt restructuring (TDR), are evaluated individually. The balance of these loans and the related allowance is as follows:

(in 000s)
As of	July 31, 2014		July 31, 2013		April 30, 2014
	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance
Pooled (less than 60 days past due)	$152,427	$4,242	$186,082	$5,734	$158,496	$4,508
Impaired:
Individually (TDRs)	41,649	4,070	50,136	4,866	43,865	4,346
Individually (60 days or more past due)	74,011	2,249	86,236	4,914	75,062	2,418
	$268,087	$10,561	$322,454	$15,514	$277,423	$11,272

Detail of our mortgage loans held for investment and the related allowance as of July 31, 2014 is as follows:

(dollars in 000s)
	Outstanding Principal Balance	Loan Loss Allowance		% 30+ Days Past Due
		Amount	% of Principal
Purchased from SCC	$154,176	$8,420	5.5%	26.6%
All other	113,911	2,141	1.9%	7.3%
	$268,087	$10,561	3.9%	18.4%

8	Q1 FY2015 Form 10-Q | H&R Block, Inc.

Credit quality indicators as of July 31, 2014 include the following:

(in 000s)
Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio
Occupancy status:
Owner occupied	$113,361	$75,436	$188,797
Non-owner occupied	40,815	38,475	79,290
	$154,176	$113,911	$268,087
Documentation level:
Full documentation	$51,544	$81,354	$132,898
Limited documentation	4,789	12,459	17,248
Stated income	85,256	12,480	97,736
No documentation	12,587	7,618	20,205
	$154,176	$113,911	$268,087
Internal risk rating:
High	$43,423	$—	$43,423
Medium	110,753	—	110,753
Low	—	113,911	113,911
	$154,176	$113,911	$268,087

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
Detail of the aging of the mortgage loans in our portfolio as of July 31, 2014 is as follows:

(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$9,245	$1,623	$50,524	$61,392	$92,784	$154,176
All other	6,489	195	8,334	15,018	98,893	113,911
	$15,734	$1,818	$58,858	$76,410	$191,677	$268,087

(1)	We do not accrue interest on loans past due 90 days or more.

H&R Block, Inc. | Q1 FY2015 Form 10-Q	9

Information related to our non-accrual loans is as follows:

(in 000s)
As of	July 31, 2014	July 31, 2013	April 30, 2014
Loans:
Purchased from SCC	$62,389	$68,740	$61,767
Other	12,017	14,860	12,528
	74,406	83,600	74,295
TDRs:
Purchased from SCC	4,394	3,247	4,648
Other	828	500	951
	5,222	3,747	5,599
Total non-accrual loans	$79,628	$87,347	$79,894

Information related to impaired loans is as follows:

(in 000s)
	Balance With Allowance	Balance With No Allowance	Total Impaired Loans	Related Allowance
As of July 31, 2014:
Purchased from SCC	$28,239	$68,507	$96,746	$5,211
Other	4,359	14,555	18,914	1,108
	$32,598	$83,062	$115,660	$6,319
As of July 31, 2013:
Purchased from SCC	$33,088	$80,132	$113,220	$7,396
Other	6,603	16,549	23,152	2,384
	$39,691	$96,681	$136,372	$9,780
As of April 30, 2014:
Purchased from SCC	$27,924	$71,075	$98,999	$3,239
Other	5,176	14,752	19,928	3,525
	$33,100	$85,827	$118,927	$6,764

Information related to the allowance for impaired loans is as follows:

(in 000s)
As of	July 31, 2014	July 31, 2013	April 30, 2014
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$2,249	$4,914	$2,418
Based on discounted cash flow method	4,070	4,866	4,346
	$6,319	$9,780	$6,764

Information related to activities of our non-performing assets is as follows:

(in 000s)
Three months ended July 31,	2014	2013
Average impaired loans:
Purchased from SCC	$105,682	$130,287
All other	20,691	25,328
	$126,373	$155,615

10	Q1 FY2015 Form 10-Q | H&R Block, Inc.

NOTE 6: INVESTMENTS
The amortized cost and fair value of securities classified as available-for-sale (AFS) are summarized below:

(in 000s)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of July 31, 2014:
Mortgage-backed securities	$401,092	$2,582	$—	$403,674
Municipal bonds	4,106	183	—	4,289
U.S. treasury bills	100	—	—	100
	$405,298	$2,765	$—	$408,063
As of July 31, 2013:
Mortgage-backed securities	489,401	3,825	(10,623)	482,603
Municipal bonds	4,164	266	—	4,430
	$493,565	$4,091	$(10,623)	$487,033
As of April 30, 2014:
Mortgage-backed securities	$420,697	$2,798	$—	$423,495
Municipal bonds	4,120	209	—	4,329
	$424,817	$3,007	$—	$427,824

Substantially all AFS debt securities held as of July 31, 2014 mature after five years.
NOTE 7: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill of our Tax Services segment for the three months ended July 31, 2014 and 2013 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2014	$468,414	$(32,297)	$436,117
Acquisitions	42,274	—	42,274
Disposals and foreign currency changes, net	454	—	454
Impairments	—	—	—
Balances as of July 31, 2014	$511,142	$(32,297)	$478,845

Balances as of April 30, 2013	$467,079	$(32,297)	$434,782
Acquisitions	2,155	—	2,155
Disposals and foreign currency changes, net	(1,270)	—	(1,270)
Impairments	—	—	—
Balances as of July 31, 2013	$467,964	$(32,297)	$435,667

The increase in goodwill resulted from acquired franchisee and competitor businesses during the period. We expect the purchase price allocation to be finalized during fiscal year 2015.
We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block, Inc. | Q1 FY2015 Form 10-Q	11

Components of the intangible assets of our Tax Services segment are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of July 31, 2014:
Reacquired franchise rights	$233,749	$(29,152)	$204,597
Customer relationships	123,130	(62,514)	60,616
Internally-developed software	104,580	(75,243)	29,337
Noncompete agreements	24,697	(22,408)	2,289
Franchise agreements	19,201	(7,254)	11,947
Purchased technology	54,974	(15,870)	39,104
	$560,331	$(212,441)	$347,890
As of July 31, 2013:
Reacquired franchise rights	$214,330	$(19,235)	$195,095
Customer relationships	100,688	(51,007)	49,681
Internally-developed software	93,739	(74,572)	19,167
Noncompete agreements	23,024	(21,789)	1,235
Franchise agreements	19,201	(5,974)	13,227
Purchased technology	14,800	(12,750)	2,050
	$465,782	$(185,327)	$280,455
As of April 30, 2014:
Reacquired franchise rights	$233,749	$(26,136)	$207,613
Customer relationships	123,110	(59,521)	63,589
Internally-developed software	101,162	(72,598)	28,564
Noncompete agreements	24,694	(22,223)	2,471
Franchise agreements	19,201	(6,934)	12,267
Purchased technology	54,900	(13,782)	41,118
	$556,816	$(201,194)	$355,622

Amortization of intangible assets of continuing operations for the three months ended July 31, 2014 and 2013 was $11.2 million and $6.1 million, respectively. Estimated amortization of intangible assets for fiscal years 2015, 2016, 2017, 2018 and 2019 is $43.0 million, $35.8 million, $30.0 million, $26.1 million and $22.9 million, respectively.
NOTE 8: FAIR VALUE
FAIR VALUE MEASUREMENT
Assets measured on a recurring basis are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Our investments in available-for-sale securities are carried at fair value on a recurring basis with gains and losses reported as a component of other comprehensive income, except for losses assessed to be other than temporary. These include certain agency and agency-sponsored mortgage-backed securities and municipal bonds. Quoted market prices are not available for these securities, as they are not actively traded and have fewer observable transactions. As a result, we use third-party pricing services to determine fair value and classify the securities as Level 2. The third-party pricing services' models are based on market data and utilize available trade, bid and other market information for similar securities. There were no transfers of AFS securities between hierarchy levels during the three months ended July 31, 2014 and 2013. See note 6 for details of our AFS securities that were remeasured at fair value on a recurring basis during the three months ended July 31, 2014 and 2013 and the unrealized gains or losses on those remeasurements.

12	Q1 FY2015 Form 10-Q | H&R Block, Inc.

The following table presents the assets that were remeasured at fair value on a non-recurring basis during the three months ended July 31, 2014 and 2013 and the losses on those remeasurements:

(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Losses
As of July 31, 2014:
Impaired mortgage loans held for investment	$59,635	$—	$—	$59,635	$(842)
As a percentage of total assets	1.5%	—%	—%	1.5%

As of July 31, 2013:
Impaired mortgage loans held for investment	$76,699	$—	$—	$76,699	$(1,390)
As a percentage of total assets	2.0%	—%	—%	2.0%

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
The following table presents the quantitative information about our Level 3 fair value measurements, which utilize significant unobservable internally-developed inputs:

(in 000s)
	Fair Value as of July 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired mortgage loans held for investment – non TDRs	$71,762	Collateral- based	Cost to list/sell Time to sell (months) Collateral depreciation Loss severity	0% – 188%(9%) 24 - 26 (24) (166%) – 100%(38%) 0% – 100%(61%)
Impaired mortgage loans held for investment – TDRs	$37,579	Discounted cash flow	Aged default performance Loss severity	25% – 40%(33%) 0% – 22%(6%)

H&R Block, Inc. | Q1 FY2015 Form 10-Q	13

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	July 31, 2014		July 31, 2013		April 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$1,429,489	$1,429,489	$1,163,876	$1,163,876	$2,185,307	$2,185,307
Cash and cash equivalents - restricted	71,917	71,917	55,477	55,477	115,319	115,319
Receivables, net - short-term	122,315	122,315	121,309	124,218	191,618	191,618
Mortgage loans held for investment, net	259,732	193,920	309,681	194,882	268,428	192,281
Investments in AFS securities	408,063	408,063	487,033	487,033	427,824	427,824
Receivables, net - long-term	101,146	101,146	198,088	210,234	111,795	111,795
Liabilities:
Customer banking deposits	483,477	480,729	759,745	760,449	770,288	765,376
Long-term debt	906,419	965,650	906,632	931,300	906,474	955,050
Contingent consideration payments	9,168	9,168	10,766	10,766	9,206	9,206

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

▪	Long-term debt - The fair value of our Senior Notes is based on quotes from multiple banks (Level 2).

▪	Contingent consideration payments - Fair value approximates the carrying amount (Level 3).
NOTE 9: INCOME TAXES
We file a consolidated federal income tax return in the United States (U.S.) with the Internal Revenue Service (IRS) and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and settled upon completion of the examination, with tax controversies settled either at the exam level or through the appeals process. The Company's U.S. federal consolidated tax returns for 2011 and 2012 are currently under examination.
We had gross unrecognized tax benefits of $128.1 million, $145.3 million and $111.5 million as of July 31, 2014 and 2013 and April 30, 2014, respectively. The gross unrecognized tax benefits increased $16.6 million and decreased

14	Q1 FY2015 Form 10-Q | H&R Block, Inc.

$1.1 million during the three months ended July 31, 2014 and 2013, respectively. The increase in unrecognized tax benefits during the three months ended July 31, 2014 is related to various current year federal and state tax positions. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $21 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated settlements of federal and state audit issues. The portion of unrecognized benefits expected to be cash settled within the next twelve months amounts to $4.4 million and is included in accrued income taxes on our consolidated balance sheet. The remaining liability for uncertain tax positions is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
Consistent with prior years, our operating loss for the three months ended July 31, 2014 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur in our fiscal year. The amount of tax benefit recorded reflects management's estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations. Certain discrete tax adjustments are also reflected in income tax expense for the periods presented.
Excluding discrete items, management's estimate of the annualized effective tax rate for the three months ended July 31, 2014 and 2013 was 38.1% and 38.7%, respectively. Due to the seasonal nature of our business, the effective tax rate through our first quarter may not be indicative of the rate for our full fiscal year.
NOTE 10: INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and expense:

(in 000s)
Three months ended July 31,	2014	2013
Interest income:
Mortgage loans, net	$2,978	$3,542
Loans to franchisees	2,071	2,289
AFS securities	2,270	2,341
Other	1,980	3,025
	$9,299	$11,197
Interest expense:
Borrowings	$13,795	$13,803
Deposits	145	643
	$13,940	$14,446

NOTE 11: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our Peace of Mind® (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Three months ended July 31,	2014	2013
Balance, beginning of the period	$145,237	$146,286
Amounts deferred for new guarantees issued	873	737
Revenue recognized on previous deferrals	(24,253)	(27,826)
Balance, end of the period	$121,857	$119,197

We accrued $10.6 million, $15.7 million and $11.4 million as of July 31, 2014 and 2013 and April 30, 2014, respectively, related to estimated losses under our standard guarantee, which is included with our standard in-office tax preparation services. The current portion of this liability is included in accounts payable, accrued expenses and other current liabilities and the long-term portion is included in other noncurrent liabilities in the consolidated balance sheets.

H&R Block, Inc. | Q1 FY2015 Form 10-Q	15

We have accrued estimated contingent consideration payments totaling $9.2 million, $10.8 million and $9.2 million as of July 31, 2014 and 2013 and April 30, 2014, respectively, related to acquisitions, with the short-term amount recorded in accounts payable, accrued expenses and other current liabilities and the long-term portion included in other noncurrent liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $91.3 million at July 31, 2014, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $45.6 million.
We maintain compensating balances with certain financial institutions that are creditors in our $1.5 billion unsecured committed line of credit governed by a Credit and Guarantee Agreement (2012 CLOC), which are not legally restricted as to withdrawal. These balances totaled $215.3 million as of July 31, 2014. These balances may fluctuate significantly over the course of any fiscal year.
NOTE 12: LITIGATION AND RELATED CONTINGENCIES
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of July 31, 2014. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of July 31, 2014 and 2013 and April 30, 2014, we accrued liabilities of $23.7 million, $12.5 million and $23.7 million, respectively.
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

16	Q1 FY2015 Form 10-Q | H&R Block, Inc.

current estimate. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of July 31, 2014, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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
LITIGATION, CLAIMS, INCLUDING INDEMNIFICATION CLAIMS, OR OTHER LOSS CONTINGENCIES PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC or the Company have been, remain, or may in the future be subject to litigation, claims, including indemnification claims, and other loss contingencies pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. These contingencies, claims and lawsuits include actions by regulators, third parties seeking indemnification, including depositors and underwriters, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these contingencies, claims and lawsuits allege or may allege discriminatory or unfair and deceptive loan origination and servicing (including debt collection, foreclosure and eviction) practices, other common law torts, rights to indemnification and contribution, breach of contract, violations of securities laws and a variety of federal statutes, including the Truth in Lending Act (TILA), Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act (RESPA), Home Ownership & Equity Protection Act (HOEPA), as well as similar state statutes. Given the impact of the financial crisis on the non-prime mortgage environment, the aggregate volume of these matters is substantial although it is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters, including certain of the lawsuits and claims described below, it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters, some of which are beyond the Company's control, and the indeterminate damages sought in some of these matters.
On October 15, 2010, the Federal Home Loan Bank of Chicago (FHLB-Chicago) filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC-related entities, H&R Block, Inc. and other entities, arising out of FHLB-Chicago's purchase of residential mortgage-backed securities (RMBSs). The plaintiff seeks rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities collateralized by loans originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $35 million remains outstanding. The plaintiff agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, filed motions to dismiss, which the court denied. The defendants moved for leave to appeal and the circuit court denied the motion. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and reasonably estimable.
On May 31, 2012, a lawsuit was filed by Homeward Residential, Inc. (Homeward) in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index

H&R Block, Inc. | Q1 FY2015 Form 10-Q	17

No. 651885/2012). SCC removed the case to the United States District Court for the Southern District of New York on June 28, 2012 (Case No. 12-cv-5067). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to SCC and to loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and as to the loans' compliance with its underwriting standards and the value of underlying real estate. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase, anticipatory breach, indemnity, and declaratory judgment. The case is proceeding on the remaining claims. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

18	Q1 FY2015 Form 10-Q | H&R Block, Inc.

LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
RAL and RAC Litigation. A series of putative class action lawsuits were filed against us in various federal courts beginning on November 17, 2011 concerning the refund anticipation loan (RAL) and refund anticipation check (RAC) products. The plaintiffs generally allege we engaged in unfair, deceptive or fraudulent acts in violation of various state consumer protection laws by facilitating RALs that were accompanied by allegedly inaccurate TILA disclosures, and by offering RACs without any TILA disclosures. Certain plaintiffs also allege violation of disclosure requirements of various state statutes expressly governing RALs and provisions of those statutes prohibiting tax preparers from charging or retaining certain fees. Collectively, the plaintiffs seek to represent clients who purchased RAL or RAC products in up to forty-two states and the District of Columbia during timeframes ranging from 2007 to the present. The plaintiffs seek equitable relief, disgorgement of profits, compensatory and statutory damages, restitution, civil penalties, attorneys' fees and costs. These cases were consolidated by the Judicial Panel on Multidistrict Litigation into a single proceeding in the United States District Court for the Northern District of Illinois for coordinated pretrial proceedings, styled IN RE: H&R Block Refund Anticipation Loan Litigation (MDL No. 2373/No: 1:12-CV-02973-JBG ). On July 23, 2014, the MDL court granted our motion to compel arbitration of the claims of the named plaintiffs and stayed the cases pending arbitration. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
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
On April 19, 2012, a putative class action lawsuit was filed against us in the United States District Court for the Western District of Missouri styled Ronald Perras v. H&R Block, Inc., et al. (Case No. 4:12-cv-00450-DGK) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all persons nationwide (excluding citizens of Missouri) who were charged the compliance fee, and asserts claims of violation of various state consumer laws, money had and received, and unjust enrichment. In November 2013, the court compelled arbitration of the 2011 claims and stayed all proceedings with respect to those claims. On June 20, 2014, the court denied class certification of the remaining 2012 claims. Plaintiff filed an appeal of the denial of class certification to the Eighth Circuit Court of Appeals, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
Form 8863 Litigation. A series of putative class action lawsuits were filed against us in various federal courts and one state court beginning on March 13, 2013. Taken together, the plaintiffs in these lawsuits purport to represent certain clients nationwide who filed Form 8863 during tax season 2013 through an H&R Block office or using H&R Block At Home® online tax services or tax preparation software, and allege breach of contract, negligence and violation of state consumer laws in connection with transmission of the form. The plaintiffs seek damages, pre-judgment interest, attorneys' fees and costs. In August 2013, the plaintiff in the state court action voluntarily dismissed her case without prejudice. On October 10, 2013, the Judicial Panel on Multidistrict Litigation granted our petition to consolidate the remaining federal lawsuits for coordinated pretrial proceedings in the United States District Court for the Western District of Missouri in a proceeding styled IN RE: H&R BLOCK IRS FORM 8863 LITIGATION (MDL No. 2474/Case No. 4:13-MD-02474-FJG). We filed a motion to compel arbitration and to strike class allegations relating to clients who agreed to arbitrate their claims. On July 11, 2014, the MDL court granted the motion to compel arbitration for those named plaintiffs who agreed to arbitrate and denied the motion to strike as premature prior to the filing of a consolidated complaint. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
LITIGATION, CLAIMS AND OTHER LOSS CONTINGENCIES PERTAINING TO OTHER DISCONTINUED OPERATIONS –
Express IRA Litigation. On January 2, 2008, the Mississippi Attorney General in the Chancery Court of Hinds County, Mississippi First Judicial District (Case No. G 2008 6 S 2) filed a lawsuit regarding our former Express IRA product that

H&R Block, Inc. | Q1 FY2015 Form 10-Q	19

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
RSM McGladrey and Related Businesses. On April 17, 2009, a shareholder derivative complaint was filed by Brian Menezes, derivatively and on behalf of nominal defendant International Textile Group, Inc. against McGladrey Capital Markets LLC (MCM) and others in the Court of Common Pleas, Greenville County, South Carolina (C.A. No. 2009-CP-23-3346) styled Brian P. Menezes, Derivatively on Behalf of Nominal Defendant, International Textile Group, Inc. (f/k/a Safety Components International, Inc.) v. McGladrey Capital Markets, LLC (f/k/a RSM EquiCo Capital Markets, LLC), et al. The plaintiffs filed an amended complaint in October 2011 styled In re International Textile Group Merger Litigation, adding a putative class action claim. The plaintiffs allege claims of aiding and abetting, civil conspiracy, gross negligence and breach of fiduciary duty against MCM in connection with a fairness opinion MCM provided to the Special Committee of Safety Components International, Inc. (SCI) in 2006 regarding the merger between International Textile Group, Inc. and SCI. The plaintiffs seek actual and punitive damages, pre-judgment interest, attorneys' fees and costs. On February 8, 2012, the court dismissed the plaintiffs' civil conspiracy claim against all defendants. A class was certified on the remaining claims on November 20, 2012. The court granted summary judgment in favor of MCM on June 3, 2013 on the breach of fiduciary duty claim. To avoid the cost and inherent risk associated with litigation, the parties signed a memorandum of understanding to resolve the case, which is subject to approval by the court. The court granted preliminary approval of the settlement on February 19, 2014. A final approval hearing occurred on June 26, 2014; the parties are awaiting entry of a final order and judgment. A portion of our loss contingency accrual is related to this lawsuit for the amount of loss that we consider probable and reasonably estimable.
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

20	Q1 FY2015 Form 10-Q | H&R Block, Inc.

compliance with SCC's underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Representations and warranties related to borrower fraud in whole loan sale transactions to institutional investors, which were generally securitized by such investors, represented approximately 68% of the disposal of loans originated in calendar years 2005, 2006 and 2007, included a "knowledge qualifier" limiting SCC's liability to those instances where SCC had knowledge of the fraud at the time the loans were sold. Representations and warranties made in other sale transactions effectively did not include a knowledge qualifier as to borrower fraud. SCC believes it would have an obligation to repurchase a loan only if it breached a representation and warranty and such breach materially and adversely affects the value of the mortgage loan or certificate holder's interest in the mortgage loan. SCC also would assert that it has no liability for the failure to repurchase any mortgage loan that has been liquidated prior to a repurchase demand, although there is conflicting case law on the liquidated loan defense issue. These decisions are from lower courts, are inconsistent in their analysis and receptivity to this defense, and are subject to appeal. Such claims together with any settlement arrangements related to these losses are collectively referred to as "representation and warranty claims."
Representation and warranty claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan's compliance with the underwriting standards established by SCC at origination and borrower fraud for loans originated in calendar years 2006 and 2007. SCC has received claims representing an original principal amount of $2.1 billion since May 1, 2008, of which $70.3 million were received in fiscal year 2014, $190 million in fiscal year 2013 and $1.1 billion in fiscal year 2012. SCC received new claims totaling $3.3 million during the fiscal quarter ended July 31, 2014, all of which were initiated by parties with whom SCC has tolling agreements. These tolling agreements toll the running of any applicable statute of limitations related to potential lawsuits regarding representation and warranty claims and other claims against SCC. The tolling agreements are with counterparties that have made and are expected to assert a significant majority of previously denied and expected future representation and warranty claims. There were $3.6 million outstanding claims subject to review as of July 31, 2014.
SETTLEMENT ACTIONS – SCC has entered into tolling agreements with the counterparties that have initiated the majority of claims received by SCC. Beginning in the fourth quarter of fiscal year 2013 and continuing through the first quarter of fiscal year 2015, SCC has been engaged in discussions with these counterparties regarding the bulk settlement of previously denied and potential future claims. Based on settlement discussions with these counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the representation and warranty and other claims that are the subject of these discussions. In the event that current efforts to settle are not successful, SCC believes claim volumes may increase or litigation may result.
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
LIABILITY FOR ESTIMATED CONTINGENT LOSSES – SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subject to a high degree of management judgment and estimates may vary significantly period to period. SCC's loss estimate as of July 31, 2014 is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of prior bulk settlement, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, the potential pro-rata realization of the claims as compared to all claims and other relevant facts and circumstances when developing its estimate of probable loss. SCC believes that the most significant of these factors are the terms of prior bulk settlements and the terms expected to result from ongoing bulk settlement discussions, which have been primarily influenced by the anticipated pro-rata realization of the claims of particular counterparties as compared to the anticipated realization if all claims and litigation were resolved together with payment of SCC's related administration and legal expense. Changes in any one of the factors mentioned above could significantly impact the estimate.

H&R Block, Inc. | Q1 FY2015 Form 10-Q	21

The liability is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Three months ended July 31,	2014	2013
Balance, beginning of the period	$183,765	$158,765
Provisions	10,000	—
Payments	—	—
Balance, end of the period	$193,765	$158,765

SCC is taking the legal position, where appropriate, for both contractual representation and warranty claims and similar claims in litigation, that a valid representation and warranty claim cannot be made with respect to a mortgage loan that has been liquidated. There is conflicting case law on this issue. These decisions are from lower courts, are inconsistent in their analysis and receptivity to this defense, and are subject to appeal. It is anticipated that the liquidated mortgage loan defense will be the subject of future judicial decisions. Until the validity of the liquidated loan defense is further clarified by the courts or other developments occur, SCC's estimated accrual for representation and warranty claims will not take this defense into account.
SCC believes it is reasonably possible that future representation and warranty losses may vary from amounts accrued for these exposures. SCC currently believes the aggregate range of reasonably possible losses in excess of amounts accrued is not material. This estimated range is based on the best information currently available, significant management judgment and a number of factors that are subject to change, including developments in case law and the factors mentioned above. The actual loss that may be incurred could differ materially from our accrual or the estimate of reasonably possible losses.
As described more fully in note 12, losses may also be incurred with respect to various indemnification claims by underwriters and depositors in securitization transactions in which SCC participated. Losses from these indemnification claims are frequently not subject to a stated term or limit. We have not concluded that a loss related to any of these indemnification claims is probable, have not accrued a liability for these claims and are not able to estimate a reasonably possible loss or range of loss for these claims. Accordingly, neither the accrued liability described above totaling $193.8 million, nor the estimated range of reasonably possible losses in excess of the amount accrued described above, includes any possible losses which may arise from these indemnification claims. There can be no assurances as to the outcome or impact of these indemnification claims. In the event of unfavorable outcomes on these claims, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our business and our consolidated financial position, results of operations and cash flows.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. SCC's principal assets, as of July 31, 2014, total approximately $515 million and consist primarily of an intercompany note receivable and a deferred tax asset. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.

22	Q1 FY2015 Form 10-Q | H&R Block, Inc.

NOTE 14: REGULATORY CAPITAL REQUIREMENTS
The following table sets forth HRB Bank's regulatory capital requirements calculated in its Call Report, as filed with the Federal Financial Institutions Examination Council (FFIEC):

(dollars in 000s)
	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of June 30, 2014:
Total risk-based capital ratio (1)	$590,393	191.2%	$25,593	8.0%		$31,991	10.0%
Tier 1 risk-based capital ratio (2)	586,394	189.9%	N/A	N/A		19,195	6.0%
Tier 1 capital ratio (leverage) (3)	586,394	51.0%	138,123	12.0%	(5)	57,551	5.0%
Tangible equity ratio (4)	586,394	51.0%	17,265	1.5%		N/A	N/A
As of June 30, 2013:
Total risk-based capital ratio (1)	$508,667	132.5%	$30,701	8.0%		$38,376	10.0%
Tier 1 risk-based capital ratio (2)	503,536	131.2%	N/A	N/A		23,026	6.0%
Tier 1 capital ratio (leverage) (3)	503,536	36.9%	163,620	12.0%	(5)	68,175	5.0%
Tangible equity ratio (4)	503,536	36.9%	20,453	1.5%		N/A	N/A
As of March 31, 2014:
Total risk-based capital ratio (1)	$563,899	168.5%	$26,771	8.0%		$33,464	10.0%
Tier 1 risk-based capital ratio (2)	559,572	167.2%	N/A	N/A		20,079	6.0%
Tier 1 capital ratio (leverage) (3)	559,572	32.1%	209,041	12.0%	(5)	87,101	5.0%
Tangible equity ratio (4)	559,572	32.1%	26,130	1.5%		N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.

(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.

(3)	Tier 1 (core) capital divided by adjusted total assets.

(4)	Tangible capital divided by tangible assets.

(5)	Effective April 5, 2012, the minimum capital requirement was changed to 4% by the OCC, although HRB Bank plans to maintain a minimum of 12.0% leverage capital at the end of each calendar quarter.
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table above. As of July 31, 2014, HRB Bank's leverage ratio was 52.5%.
NOTE 15: SEGMENT INFORMATION
Results of our continuing operations by reportable segment are as follows:

(in 000s)
Three months ended July 31,	2014	2013
REVENUES :
Tax Services	$129,080	$121,691
Corporate and eliminations	4,506	5,504
	$133,586	$127,195
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES :
Tax Services	$(150,560)	$(144,394)
Corporate and eliminations	(25,256)	(40,100)
	$(175,816)	$(184,494)

NOTE 16: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Block Financial is a 100% owned subsidiary of the Company. Block Financial is the Issuer and the Company is the full and unconditional Guarantor of the Senior Notes issued on October 25, 2012 and October 26, 2004, our 2012 CLOC, and other indebtedness issued from time to time. These condensed consolidating financial statements have been

H&R Block, Inc. | Q1 FY2015 Form 10-Q	23

prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders' equity and other intercompany balances and transactions.
Certain amounts included in the following income statements and statements of cash flows for the three months ended July 31, 2013 and the balance sheet as of July 31, 2013 have been restated to correct errors in presentation. The income statements have been corrected to properly reflect equity earnings in subsidiaries of H&R Block, Inc. (Guarantor) in "Other income (expense), net" to include income taxes and discontinued operations which were previously shown on separate lines. The balance sheet has been corrected to properly reflect a classified balance sheet and to show the investment in Block Financial by Other Subsidiaries. The statements of cash flows have been corrected to properly reflect intercompany borrowings and payments as either investing or financing activities, as appropriate. These restatements did not have an impact on the consolidated financial statements for the three months ended July 31, 2013.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended July 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$23,860	$109,809	$(83)	$133,586
Cost of revenues	—	25,501	186,100	(80)	211,521
Selling, general and administrative	—	3,343	93,860	(3)	97,200
Total expenses	—	28,844	279,960	(83)	308,721
Operating loss	—	(4,984)	(170,151)	—	(175,135)
Other income (expense), net	(118,993)	(836)	(1,071)	120,219	(681)
Loss from continuing operations before tax benefit	(118,993)	(5,820)	(171,222)	120,219	(175,816)
Income tax benefit	(2,761)	(2,643)	(61,561)	—	(66,965)
Net loss from continuing operations	(116,232)	(3,177)	(109,661)	120,219	(108,851)
Net loss from discontinued operations	—	(7,209)	(172)	—	(7,381)
Net loss	(116,232)	(10,386)	(109,833)	120,219	(116,232)
Other comprehensive income (loss)	306	(121)	306	(185)	306
Comprehensive loss	$(115,926)	$(10,507)	$(109,527)	$120,034	$(115,926)

Three months ended July 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$27,215	$100,136	$(156)	$127,195
Cost of revenues	—	39,359	170,850	(156)	210,053
Selling, general and administrative	—	14,038	82,659	—	96,697
Total expenses	—	53,397	253,509	(156)	306,750
Operating loss	—	(26,182)	(153,373)	—	(179,555)
Other income (expense), net (1)	(115,187)	44	(4,983)	115,187	(4,939)
Loss from continuing operations before tax benefit	(115,187)	(26,138)	(158,356)	115,187	(184,494)
Income tax benefit (1)	—	(9,398)	(61,826)	—	(71,224)
Net loss from continuing operations	(115,187)	(16,740)	(96,530)	115,187	(113,270)
Net loss from discontinued operations (1)	—	(1,163)	(754)	—	(1,917)
Net loss	(115,187)	(17,903)	(97,284)	115,187	(115,187)
Other comprehensive loss	(10,807)	(7,724)	(3,083)	10,807	(10,807)
Comprehensive loss	$(125,994)	$(25,627)	$(100,367)	$125,994	$(125,994)

(1)	Amounts have been restated, including the presentation of equity in earnings of subsidiaries net of income taxes and discontinued operations.

24	Q1 FY2015 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of July 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$405,512	$1,024,407	$(430)	$1,429,489
Cash & cash equivalents - restricted	—	12,817	59,100	—	71,917
Receivables, net	15	86,968	35,332	—	122,315
Prepaid expenses and other current assets	17	107,725	156,924	—	264,666
Investments in available-for-sale securities	—	403,674	100	—	403,774
Total current assets	32	1,016,696	1,275,863	(430)	2,292,161
Mortgage loans held for investment, net	—	259,732	—	—	259,732
Investments in available-for-sale securities	—	—	4,289	—	4,289
Property and equipment, net	—	209	314,322	—	314,531
Intangible assets, net	—	—	347,890	—	347,890
Goodwill	—	—	478,845	—	478,845
Investments in subsidiaries	784,419	—	50,384	(834,803)	—
Amounts due from affiliates	616,578	322,339	983	(939,900)	—
Other assets	3,395	149,930	40,046	—	193,371
Total assets	$1,404,424	$1,748,906	$2,512,622	$(1,775,133)	$3,890,819

Customer banking deposits	$—	$483,405	$—	$(430)	$482,975
Accounts payable, accrued expenses and other current liabilities	846	224,963	259,396	—	485,205
Accrued salaries, wages and payroll taxes	—	2,129	28,867	—	30,996
Accrued income taxes	—	30,944	253,094	—	284,038
Current portion of long-term debt	—	399,941	764	—	400,705
Total current liabilities	846	1,141,382	542,121	(430)	1,683,919
Long-term debt	—	497,682	8,032	—	505,714
Other noncurrent liabilities	5,395	59,458	239,133	—	303,986
Amounts due to affiliates	983	—	938,917	(939,900)	—
Total liabilities	7,224	1,698,522	1,728,203	(940,330)	2,493,619
Stockholders' equity	1,397,200	50,384	784,419	(834,803)	1,397,200
Total liabilities and stockholders' equity	$1,404,424	$1,748,906	$2,512,622	$(1,775,133)	$3,890,819

H&R Block, Inc. | Q1 FY2015 Form 10-Q	25

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of July 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$439,100	$728,246	$(3,470)	$1,163,876
Cash & cash equivalents - restricted	—	12,290	43,187	—	55,477
Receivables, net	460	94,932	25,917	—	121,309
Prepaid expenses and other current assets	—	25,681	338,589	—	364,270
Total current assets	460	572,003	1,135,939	(3,470)	1,704,932
Mortgage loans held for investment, net	—	309,681	—	—	309,681
Investments in available-for-sale securities	—	482,603	4,430	—	487,033
Property and equipment, net	—	810	285,774	—	286,584
Intangible assets, net	—	—	280,455	—	280,455
Goodwill	—	—	435,667	—	435,667
Investments in subsidiaries (1)	3,274,648	—	20,941	(3,295,589)	—
Amounts due from affiliates	—	409,794	2,176,279	(2,586,073)	—
Other assets	6,976	143,234	108,326	—	258,536
Total assets	$3,282,084	$1,918,125	$4,447,811	$(5,885,132)	$3,762,888

Customer banking deposits	$—	$761,399	$—	$(3,470)	$757,929
Accounts payable, accrued expenses and other current liabilities	490	190,287	252,288	—	443,065
Accrued salaries, wages and payroll taxes	—	1,497	31,429	—	32,926
Accrued income taxes	—	35,101	180,733	—	215,834
Current portion of long-term debt	—	—	730	—	730
Total current liabilities	490	988,284	465,180	(3,470)	1,450,484
Long-term debt	—	897,107	8,795	—	905,902
Other noncurrent liabilities	—	11,793	289,394	—	301,187
Amounts due to affiliates	2,176,279	—	409,794	(2,586,073)	—
Total liabilities	2,176,769	1,897,184	1,173,163	(2,589,543)	2,657,573
Stockholders' equity (1)	1,105,315	20,941	3,274,648	(3,295,589)	1,105,315
Total liabilities and stockholders' equity	$3,282,084	$1,918,125	$4,447,811	$(5,885,132)	$3,762,888

Note:	Amounts have been restated to include the presentation of a classified balance sheet.

(1)	Amounts have been restated, including the presentation of the investment of Other Subsidiaries in Block Financial.

26	Q1 FY2015 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$612,376	$1,574,031	$(1,100)	$2,185,307
Cash & cash equivalents - restricted	—	67,463	47,856	—	115,319
Receivables, net	—	89,975	101,643	—	191,618
Prepaid expenses and other current assets	—	10,202	188,065	—	198,267
Investments in available-for-sale securities	—	423,495	—	—	423,495
Total current assets	—	1,203,511	1,911,595	(1,100)	3,114,006
Mortgage loans held for investment, net	—	268,428	—	—	268,428
Investments in available-for-sale securities	—	—	4,329	—	4,329
Property and equipment, net	—	121	304,790	—	304,911
Intangible assets, net	—	—	355,622	—	355,622
Goodwill	—	—	436,117	—	436,117
Investments in subsidiaries	904,331	—	60,902	(965,233)	—
Amounts due from affiliates	642,101	386,818	397	(1,029,316)	—
Other assets	11,271	173,168	25,677	—	210,116
Total assets	$1,557,703	$2,032,046	$3,099,429	$(1,995,649)	$4,693,529

Customer banking deposits	$—	$770,885	$—	$(1,100)	$769,785
Accounts payable, accrued expenses and other current liabilities	757	223,677	344,573	—	569,007
Accrued salaries, wages and payroll taxes	—	2,190	164,842	—	167,032
Accrued income taxes	—	71,132	335,523	—	406,655
Current portion of long-term debt	—	399,882	755	—	400,637
Total current liabilities	757	1,467,766	845,693	(1,100)	2,313,116
Long-term debt	—	497,612	8,225	—	505,837
Other noncurrent liabilities	—	5,766	312,261	—	318,027
Amounts due to affiliates	397	—	1,028,919	(1,029,316)	—
Total liabilities	1,154	1,971,144	2,195,098	(1,030,416)	3,136,980
Stockholders' equity	1,556,549	60,902	904,331	(965,233)	1,556,549
Total liabilities and stockholders' equity	$1,557,703	$2,032,046	$3,099,429	$(1,995,649)	$4,693,529

H&R Block, Inc. | Q1 FY2015 Form 10-Q	27

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Three months ended July 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(20,669)	$(360,916)	$—	$(381,585)
Cash flows from investing:
Purchases of AFS securities	—	—	(100)	—	(100)
Maturities and payments received on AFS securities	—	18,484	—	—	18,484
Mortgage loans held for investment, net	—	6,250	—	—	6,250
Capital expenditures	—	(116)	(25,725)	—	(25,841)
Payments for business acquisitions, net	—	—	(40,533)	—	(40,533)
Loans made to franchisees	—	(7,398)	—	—	(7,398)
Repayments from franchisees	—	18,674	—	—	18,674
Intercompany payments/investments in subsidiaries	—	64,322	(50,881)	(13,441)	—
Other, net	—	1,868	2,262	—	4,130
Net cash provided by (used in) investing activities	—	102,084	(114,977)	(13,441)	(26,334)
Cash flows from financing:
Customer banking deposits, net	—	(288,279)	—	670	(287,609)
Dividends paid	(54,852)	—	—	—	(54,852)
Proceeds from stock options	13,368	—	—	—	13,368
Intercompany borrowings (repayments)	50,881	—	(64,322)	13,441	—
Other, net	(9,397)	—	(9,919)	—	(19,316)
Net cash used in financing activities	—	(288,279)	(74,241)	14,111	(348,409)
Effects of exchange rates on cash	—	—	510	—	510
Net decrease in cash	—	(206,864)	(549,624)	670	(755,818)
Cash – beginning of the period	—	612,376	1,574,031	(1,100)	2,185,307
Cash – end of the period	$—	$405,512	$1,024,407	$(430)	$1,429,489

28	Q1 FY2015 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Three months ended July 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$1,784	$53,801	$(374,327)	$—	$(318,742)
Cash flows from investing:
Purchases of AFS securities	—	(45,158)	—	—	(45,158)
Maturities and payments received on AFS securities	—	32,061	—	—	32,061
Mortgage loans held for investment, net	—	11,707	—	—	11,707
Capital expenditures	—	—	(34,386)	—	(34,386)
Payments for business acquisitions, net	—	—	(1,303)	—	(1,303)
Loans made to franchisees	—	(6,657)	—	—	(6,657)
Repayments from franchisees	—	7,164	—	—	7,164
Intercompany payments/investments in subsidiaries (1)	—	1,188	(35,014)	33,826	—
Other, net	—	5,501	1,981	—	7,482
Net cash provided by (used in) investing activities	—	5,806	(68,722)	33,826	(29,090)
Cash flows from financing:
Customer banking deposits, net	—	(178,617)	—	(747)	(179,364)
Dividends paid	(54,550)	—	—	—	(54,550)
Proceeds from stock options	21,953	—	—	—	21,953
Intercompany borrowings (repayments) (1)	35,014	—	(1,188)	(33,826)	—
Other, net	(4,201)	—	(13,093)	—	(17,294)
Net cash used in financing activities	(1,784)	(178,617)	(14,281)	(34,573)	(229,255)
Effects of exchange rates on cash	—	—	(6,621)	—	(6,621)
Net decrease in cash	—	(119,010)	(463,951)	(747)	(583,708)
Cash – beginning of the period	—	558,110	1,192,197	(2,723)	1,747,584
Cash – end of the period	$—	$439,100	$728,246	$(3,470)	$1,163,876

(1)	Amounts have been restated, including the presentation of intercompany borrowings (payments) as either investing or financing activities.

H&R Block, Inc. | Q1 FY2015 Form 10-Q	29

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide tax preparation, retail banking services and other services. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or virtually via the internet) or prepared and filed by our clients through H&R Block tax software, either online or using our software or mobile applications.
RECENT DEVELOPMENTS
In April 2014, our subsidiaries, HRB Bank and Block Financial, entered into a P&A Agreement with BofI. Pursuant to the P&A Agreement, HRB Bank will sell certain assets and assign certain liabilities, including all of HRB Bank's deposit liabilities, to BofI, subject to various closing conditions, including the receipt of certain required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. See below under "Financial Condition - HRB Bank" for additional information.
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
RESULTS OF OPERATIONS
OVERVIEW – A summary of our consolidated results is as follows:

Consolidated Results of Operations Data	(in 000s, except per share amounts)
Three months ended July 31,	2014	2013
Pretax loss	$(175,816)	$(184,494)
Income tax benefit	(66,965)	(71,224)
Net loss from continuing operations	(108,851)	(113,270)
Net loss from discontinued operations	(7,381)	(1,917)
NET LOSS	$(116,232)	$(115,187)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.40)	$(0.42)
Discontinued operations	(0.02)	—
Consolidated	$(0.42)	$(0.42)

EBITDA FROM CONTINUING OPERATIONS (1)	$(128,190)	$(147,174)
EBITDA FROM CONTINUING OPERATIONS - ADJUSTED (1)	(126,183)	(138,672)

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

30	Q1 FY2015 Form 10-Q | H&R Block, Inc.

TAX SERVICES
This segment primarily consists of our assisted and DIY income tax preparation offerings - in-person, online, software and mobile applications - including tax operations primarily in the U.S. and its territories, Canada, and Australia. This segment also includes the activities of HRB Bank that primarily support our U.S. tax preparation business.

Tax Services – Financial Results	(in 000s)
Three months ended July 31,	2014	2013
Tax preparation fees:
U.S.	$25,489	$22,026
International	41,456	32,094
	66,945	54,120
Royalties	7,642	6,562
Fees from Emerald Card®	14,045	14,611
Fees from Peace of Mind® guarantees	24,253	27,826
Other	16,195	18,572
Total revenues	129,080	121,691

Compensation and benefits:
Field wages	45,997	39,904
Other wages	38,717	34,735
Benefits and other compensation	18,822	15,937
	103,536	90,576
Occupancy and equipment	83,098	78,550
Marketing and advertising	7,387	7,017
Depreciation and amortization	33,683	22,802
Other	51,936	67,140
Total expenses	279,640	266,085
Pretax loss	$(150,560)	$(144,394)

Three months ended July 31, 2014 compared to July 31, 2013
Tax Services revenues increased $7.4 million, or 6.1%, from the prior year, due primarily to the extension of the Canadian tax season until May 5.
Total expenses increased $13.6 million, or 5.1%, from the prior year. Total compensation and benefits increased $13.0 million due to higher off-season labor in our U.S. operations and the extension of the Canadian tax season mentioned above. Depreciation and amortization expense increased $10.9 million due to improvements to existing offices and acquisitions of franchisee and competitor businesses. Other expenses decreased $15.2 million from the prior year, primarily due to lower foreign currency losses and legal expenses.
The pretax loss for the current quarter totaled $150.6 million compared to $144.4 million in the prior year.
CORPORATE AND ELIMINATIONS
Corporate operating results include net interest income and gains or losses relating to mortgage loans held for investment and residual interests in securitizations, interest expense on borrowings, other corporate expenses, and eliminations of intercompany activities.

H&R Block, Inc. | Q1 FY2015 Form 10-Q	31

Corporate – Operating Results		(in 000s)
Three months ended July 31,	2014	2013
Total revenues	$4,506	$5,504

Interest expense	13,300	13,424
Other, net	16,462	32,180
Total expense	29,762	45,604
Pretax loss	$(25,256)	$(40,100)

Three months ended July 31, 2014 compared to July 31, 2013
Other expenses decreased $15.7 million, or 48.8%, from the prior year primarily due to lower provisions for losses on mortgage loans held for investment and lower consulting expenses related to the pending P&A Transaction.
DISCONTINUED OPERATIONS
Discontinued operations include our discontinued mortgage operations.
CONTINGENT LOSSES – SCC has accrued a liability as of July 31, 2014 for estimated contingent losses arising from representation and warranty claims of $193.8 million. See note 13 for the detail of changes in this accrual. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and other factors. Changes in any one of these factors could significantly impact the estimate.
Losses may also be incurred with respect to various indemnification claims by underwriters and depositors in securitization transactions in which SCC participated. SCC has not concluded that a loss is probable or reasonably estimable related to these indemnification claims, therefore there is no accrued liability for these contingent losses as of July 31, 2014.
See additional discussion of risks and sensitivity of estimates in Item 1A, "Risk Factors" and Item 7, under "Critical Accounting Estimates" in our Annual Report on Form 10-K.
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
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under the 2012 CLOC or the issuance of commercial paper, we believe that, in the absence of any unexpected developments, our existing sources of capital as of July 31, 2014 are sufficient to meet our operating and financing needs.

32	Q1 FY2015 Form 10-Q | H&R Block, Inc.

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the three months ended July 31, 2014 and 2013. See Item 1 for the complete statements of cash flows for these periods.

	(in 000s)
Three months ended July 31,	2014	2013
Net cash provided by (used in):
Operating activities	$(381,585)	$(318,742)
Investing activities	(26,334)	(29,090)
Financing activities	(348,409)	(229,255)
Effects of exchange rates on cash	510	(6,621)
Net change in cash and cash equivalents	$(755,818)	$(583,708)

Operating Activities. Cash used in operations increased $62.8 million from the prior year period primarily due to higher payments for bonuses and related payroll taxes combined with unfavorable changes in restricted cash balances.
Investing Activities. Cash used in investing activities totaled $26.3 million for the three months ended July 31, 2014 compared to $29.1 million in the prior year period. A decline of $45.1 million in purchases of available for sale securities was largely offset by a $39.2 million increase in payments for business acquisitions.
Financing Activities. Cash used in financing activities totaled $348.4 million for the three months ended July 31, 2014 compared to $229.3 million in the prior year period. The increase over the prior year period resulted from the closing of broker and time deposit accounts due to the pending P&A Transaction.
CASH REQUIREMENTS –
Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $54.9 million and $54.6 million for the three months ended July 31, 2014 and 2013, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Although we did not repurchase any shares during the current period, we currently have Board of Directors' authorization to purchase up to $2.0 billion of our common stock through June 2015. There was $857.5 million remaining under this authorization as of July 31, 2014. Although we have historically from time to time repurchased common stock, there can be no assurances that circumstances will allow us to continue to repurchase common stock in the future. As long as we remain subject to regulatory supervision of the Federal Reserve, our share repurchase program will be closely supervised and we will likely be restricted from repurchasing outstanding shares.
HRB Bank. In April 2014, we entered into the P&A Agreement with BofI. The P&A Agreement is subject to various closing conditions, including the receipt of certain required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. If closing conditions (including regulatory approvals) are satisfied, we will complete a closing of the P&A Transaction, including the sale of certain assets and transfer of certain liabilities (principally deposit liabilities) to BofI. Due to the seasonality of our business, the timing of any closing will impact the amount of deposit liabilities transferred.
If a closing had occurred as of July 31, 2014, we would have made a cash payment to BofI for the difference in the carrying value of assets sold and the carrying value of liabilities transferred of approximately $465 million. The amount of the cash payment made at closing will primarily be equal to the carrying value of the liabilities to be transferred since the carrying value of the assets to be transferred is immaterial. Actual amounts at closing will differ from amounts as of July 31, 2014. In connection with the closing we intend to liquidate the AFS securities held by HRB Bank, which totaled $404 million as of July 31, 2014.
See additional discussion in Item 1, note 2 to the consolidated financial statements.

H&R Block, Inc. | Q1 FY2015 Form 10-Q	33

Capital Investment. Our business is not capital intensive. Capital expenditures totaled $25.8 million and $34.4 million the three months ended July 31, 2014 and 2013, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. We also made payments to acquire franchisee and competitor businesses totaling $40.5 million and $1.3 million for the three months ended July 31, 2014 and 2013, respectively.
FINANCING RESOURCES – Our 2012 CLOC has capacity up to $1.5 billion, and is scheduled to expire in August 2017.
We have $400.0 million in 5.125% Senior Notes which are due in October 2014.
The following table provides ratings for debt issued by Block Financial as of July 31, 2014 and April 30, 2014:

	Short-term	Long-term	Outlook
Moody's	P-2	Baa2	Stable
S&P	A-2	BBB	Negative
There have been no material changes in our borrowings from those reported as of April 30, 2014 in our Annual Report on Form 10-K.
CASH AND INVESTMENT SECURITIES – As of July 31, 2014, we held cash and cash equivalents of $1.4 billion, including $402.7 million held by HRB Bank and $159.8 million held by our foreign subsidiaries.
Dividends of cash balances held by HRB Bank would be subject to regulatory approval and are therefore not available for general corporate purposes.
As of July 31, 2014, we also held investments, primarily mortgage backed securities, with a carrying value of $408.1 million which we classified as available for sale. As discussed above, it is our intent (subject to market conditions) to liquidate the majority of these securities in connection with a closing of the P&A Transaction.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of July 31, 2014.
As of July 31, 2014, our Canadian operations had approximately $52 million of U.S. dollar denominated borrowings owed to various U.S. subsidiaries. These borrowings may be repaid in full or in part at any time. Non-borrowed funds would have to be repatriated to be available to fund domestic operations, and in certain circumstances this would trigger additional income taxes on those amounts. We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $0.5 million during the three months ended July 31, 2014 compared to $6.6 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – There have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2014 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT
There have been no material changes in our regulatory environment from those reported at April 30, 2014 in our Annual Report on Form 10-K.
NON-GAAP FINANCIAL INFORMATION
Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Because these measures are not measures of financial performance under GAAP and are susceptible to varying calculations, they may not be comparable to similarly titled measures for other companies.

34	Q1 FY2015 Form 10-Q | H&R Block, Inc.

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
We measure the performance of our business using a variety of metrics, including earnings before interest, taxes, depreciation and amortization (EBITDA), adjusted EBITDA and other adjusted financial metrics as identified in the table below. The adjusted financial metrics eliminate the impact of items that we do not consider indicative of our core operating performance and, we believe, provide meaningful information to assist in understanding our financial results, analyzing trends in our underlying business, and assessing our prospects for future performance. Additionally, we use EBITDA and pretax income of continuing operations, each subject to permitted adjustments, as performance metrics in incentive compensation calculations for our employees.
The following is a reconciliation of our reported results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

				(in 000s)
	Three months ended July 31, 2014
	Revenues	Expenses	EBITDA	Pretax loss	Net loss	Diluted EPS

As reported - from continuing operations	$133,586	$308,721	$(128,190)	$(175,816)	$(108,851)	$(0.40)

Adjustments:
Loss contingencies - litigation	—	228	228	228	141	—
Severance	—	813	813	813	504	—
Professional fees related to HRB Bank transaction	—	25	25	25	15	—
Asset impairments	—	—	941	941	583	—
Discrete tax items	—	—	—	—	(49)	—
	—	1,066	2,007	2,007	1,194	—

As adjusted - from continuing operations	$133,586	$307,655	$(126,183)	$(173,809)	$(107,657)	$(0.40)

H&R Block, Inc. | Q1 FY2015 Form 10-Q	35

				(in 000s)
	Three months ended July 31, 2013
	Revenues	Expenses	EBITDA	Pretax loss	Net loss	Diluted EPS

As reported - from continuing operations	$127,195	$306,750	$(147,174)	$(184,494)	$(113,270)	$(0.42)

Adjustments:
Loss contingencies - litigation	—	373	373	373	229	—
Severance	—	1,105	1,105	1,105	677	—
Professional fees related to HRB Bank transaction	—	7,024	7,024	7,024	4,306	0.02
Discrete tax items	—	—	—	—	157	—
	—	8,502	8,502	8,502	5,369	0.02

As adjusted - from continuing operations	$127,195	$298,248	$(138,672)	$(175,992)	$(107,901)	$(0.40)

The following is a reconciliation of EBITDA:

		(in 000s)
Three months ended July 31,	2014	2013
Net loss - as reported	$(116,232)	$(115,187)
Add back:
Discontinued operations	7,381	1,917
Income taxes of continuing operations	(66,965)	(71,224)
Interest expense of continuing operations	13,940	14,446
Depreciation and amortization of continuing operations	33,686	22,874
	(11,958)	(31,987)
EBITDA from continuing operations	$(128,190)	$(147,174)

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

36	Q1 FY2015 Form 10-Q | H&R Block, Inc.

Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended April 30, 2014 and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2014 in our Annual Report on Form 10-K.
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
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported at April 30, 2014 in our Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2015 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 – May 31	3	$28.81	—	$857,504
June 1 – June 30	277	$33.41	—	$857,504
July 1 – July 31	2	$33.08	—	$857,504
	282	$33.36

(1)
We purchased approximately 282 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units. There were no open-market repurchases.

(2)
In June 2008, our Board of Directors approved an authorization to purchase up to $2.0 billion of our common stock through June 2012. In June 2012, our Board of Directors extended this authorization through June 2015.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

H&R Block, Inc. | Q1 FY2015 Form 10-Q	37

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1	Alternate Form of Market Stock Units Award Agreement, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed July 1, 2014, file number 1-06089, is incorporated herein by reference.

10.2
Alternate Form of Performance Share Units Award Agreement, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed July 1, 2014, file number 1-06089, is incorporated herein by reference.

10.3
Alternate Form of Restricted Share Units Award Agreement, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed July 1, 2014, file number 1-06089, is incorporated herein by reference.

10.4
Letter Agreement, dated as of July 15, 2014, by and among H&R Block, Inc., H&R Block Management, LLC, and William C. Cobb, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed July 17, 2014, file number 1-06089, is incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

38	Q1 FY2015 Form 10-Q | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
September 4, 2014

/s/ Gregory J. Macfarlane
Gregory J. Macfarlane
Chief Financial Officer
September 4, 2014

/s/ Jeffrey T. Brown
Jeffrey T. Brown
Chief Accounting and Risk Officer
September 4, 2014

H&R Block, Inc. | Q1 FY2015 Form 10-Q	39