Form 10-Q
period 2014-10-31
H&R BLOCK INC
filed 2014-12-09
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
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
Yes ☐ No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on November 30, 2014: 275,168,156 shares.

Form 10-Q for the Period Ended October 31, 2014

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)			(unaudited, in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2014	2013	2014	2013

REVENUES:
Service revenues	$115,442	$112,432	$230,915	$220,232
Royalty, product and other revenues	9,756	11,282	18,570	19,480
Interest income	9,430	10,626	18,729	21,823
	134,628	134,340	268,214	261,535
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	69,381	60,526	121,236	106,838
Occupancy and equipment	87,626	82,358	170,932	161,094
Provision for bad debt and loan losses	385	2,849	4,749	14,340
Depreciation and amortization	28,429	22,095	53,514	40,715
Other	35,876	39,235	68,992	80,326
	221,697	207,063	419,423	403,313
Selling, general and administrative:
Marketing and advertising	12,513	13,601	20,658	20,724
Compensation and benefits	54,353	54,818	115,317	107,865
Depreciation and amortization	10,500	4,573	19,101	8,827
Other selling, general and administrative	20,013	21,100	39,503	53,373
	97,379	94,092	194,579	190,789
Total operating expenses	319,076	301,155	614,002	594,102

Other income (expense), net	(2,282)	1,254	(2,963)	(3,685)
Interest expense on borrowings	13,843	13,801	27,638	27,604
Loss from continuing operations before income tax benefit	(200,573)	(179,362)	(376,389)	(363,856)
Income tax benefit	(87,346)	(76,347)	(154,311)	(147,571)
Net loss from continuing operations	(113,227)	(103,015)	(222,078)	(216,285)
Net income (loss) from discontinued operations, net of tax (benefits) of $766 and ($1,218), ($3,798) and $(2,427)	1,229	(1,928)	(6,152)	(3,845)
NET LOSS	$(111,998)	$(104,943)	$(228,230)	$(220,130)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.41)	$(0.38)	$(0.81)	$(0.79)
Discontinued operations	—	(0.01)	(0.02)	(0.01)
Consolidated	$(0.41)	$(0.39)	$(0.83)	$(0.80)

DIVIDENDS DECLARED PER SHARE	$0.20	$0.20	$0.40	$0.40

COMPREHENSIVE INCOME (LOSS):
Net loss	$(111,998)	$(104,943)	$(228,230)	$(220,130)
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) arising during the period	5,493	1,138	4,770	(6,577)
Reclassification adjustment for gains included in income	(589)	—	(15)	—
Change in foreign currency translation adjustments	(3,810)	582	(3,355)	(2,510)
Other comprehensive income (loss)	1,094	1,720	1,400	(9,087)
Comprehensive loss	$(110,904)	$(103,223)	$(226,830)	$(229,217)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2015 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	October 31, 2014	October 31, 2013	April 30, 2014

ASSETS
Cash and cash equivalents	$627,490	$790,772	$2,185,307
Cash and cash equivalents - restricted	55,543	47,521	115,319
Receivables, less allowance for doubtful accounts of $51,746, $52,969 and $52,578	107,705	131,701	191,618
Prepaid expenses and other current assets	285,463	225,660	198,267
Investments in available-for-sale securities	381,180	—	423,495
Total current assets	1,457,381	1,195,654	3,114,006
Mortgage loans held for investment, less allowance for loan losses of $9,761, $12,704 and $11,272	251,092	295,907	268,428
Investments in available-for-sale securities	9,774	465,344	4,329
Property and equipment, at cost less accumulated depreciation and amortization of $491,153, $449,738 and $446,049	318,225	311,157	304,911
Intangible assets, net	414,045	296,213	355,622
Goodwill	464,182	442,812	436,117
Other assets	176,591	267,426	210,116
Total assets	$3,091,290	$3,274,513	$4,693,529
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Customer banking deposits	$454,860	$655,129	$769,785
Accounts payable, accrued expenses and other current liabilities	436,830	426,994	569,007
Accrued salaries, wages and payroll taxes	36,215	41,584	167,032
Accrued income taxes	147,000	22,475	406,655
Current portion of long-term debt	772	400,503	400,637
Total current liabilities	1,075,677	1,546,685	2,313,116
Long-term debt	505,588	506,078	505,837
Other noncurrent liabilities	271,349	266,775	318,027
Total liabilities	1,852,614	2,319,538	3,136,980
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 316,628,110	3,166	3,166	3,166
Convertible preferred stock, no par, stated value $0.01 per share, 500,000 shares authorized	—	—	—
Additional paid-in capital	772,662	757,828	766,654
Accumulated other comprehensive income	6,577	1,463	5,177
Retained earnings	1,250,465	1,003,842	1,589,297
Less treasury shares, at cost	(794,194)	(811,324)	(807,745)
Total stockholders' equity	1,238,676	954,975	1,556,549
Total liabilities and stockholders' equity	$3,091,290	$3,274,513	$4,693,529

See accompanying notes to consolidated financial statements.

2	Q2 FY2015 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Six months ended October 31,	2014	2013

NET CASH USED IN OPERATING ACTIVITIES	$(627,577)	$(492,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(100)	(45,158)
Maturities of and payments received on available-for-sale securities	49,013	55,615
Principal payments on mortgage loans held for investment, net	13,451	24,340
Capital expenditures	(70,927)	(86,926)
Payments made for business acquisitions, net of cash acquired	(94,230)	(20,927)
Franchise loans:
Loans funded	(18,251)	(22,114)
Payments received	29,637	15,883
Other, net	10,685	15,255
Net cash used in investing activities	(80,722)	(64,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(400,000)	—
Customer banking deposits, net	(316,269)	(275,800)
Dividends paid	(109,871)	(109,324)
Proceeds from exercise of stock options	14,477	24,536
Other, net	(33,639)	(31,948)
Net cash used in financing activities	(845,302)	(392,536)

Effects of exchange rate changes on cash	(4,216)	(7,871)

Net decrease in cash and cash equivalents	(1,557,817)	(956,812)
Cash and cash equivalents at beginning of the period	2,185,307	1,747,584
Cash and cash equivalents at end of the period	$627,490	$790,772

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$157,680	$116,099
Interest paid on borrowings	27,379	27,804
Interest paid on deposits	341	1,180
Transfers of foreclosed loans to other assets	3,155	3,889
Accrued additions to property and equipment	3,243	6,729
Conversion of investment in preferred stock to available-for-sale common stock	5,000	—
Transfer of mortgage loans held for investment to held for sale	—	7,608

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2015 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of October 31, 2014 and 2013, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended October 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended October 31, 2014 and 2013 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2014 and 2013 and for all periods presented have been made.
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
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See notes 13 and 14 for additional information on litigation, claims and other loss contingencies related to our discontinued operations.
NOTE 2: H&R BLOCK BANK
In April 2014, our subsidiaries, H&R Block Bank (HRB Bank) and Block Financial LLC, the sole shareholder of HRB Bank (Block Financial), entered into a definitive Purchase and Assumption Agreement (P&A Agreement) with BofI Federal Bank, a federal savings bank (BofI). The P&A Agreement is subject to various closing conditions, including the receipt of certain required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. If the closing conditions (including regulatory approvals) are satisfied, we will complete a transaction in which we will sell assets and assign certain liabilities, including all of HRB Bank's deposit liabilities, to BofI (P&A Transaction). The parties to the P&A Agreement entered into a Letter Agreement, effective October 23, 2014 (Letter Agreement), which, among other things, extended the date after which any party is permitted to terminate the P&A Agreement from October 31, 2014 to May 31, 2015. The Letter Agreement was filed as an exhibit to our current report on Form 8-K on October 23, 2014.
Due to the lack of regulatory approval, we do not expect to consummate the P&A Transaction this calendar year. Therefore, we will continue offering financial services products to our clients through HRB Bank for the upcoming tax season.
If a closing had occurred as of October 31, 2014, we would have made a cash payment to BofI for the difference in the carrying value of assets sold and the carrying value of liabilities (including deposit liabilities) transferred of approximately $437 million. The amount of the cash payment made at closing will primarily be equal to the carrying value of the liabilities to be transferred since the carrying value of the assets to be transferred is immaterial. Due to

4	Q2 FY2015 Form 10-Q | H&R Block, Inc.

the seasonality of our business, the timing of any closing of the P&A Transaction will impact the amount of deposit liabilities transferred. In connection with the closing we intend to liquidate the available-for-sale (AFS) securities held by HRB Bank, which totaled $381 million at October 31, 2014.
In connection with the additional agreements expected to be entered into upon the closing of the P&A Transaction, BofI would offer H&R Block-branded financial products distributed by the Company to the Company's clients. An operating subsidiary of the Company would provide certain marketing, servicing and operational support to BofI with respect to such financial products.
The P&A Transaction is part of a three-step transaction pursuant to which the Company plans to divest HRB Bank (Divestiture Transaction), including: (1) the conversion of HRB Bank from a federal savings bank to a national bank; (2) the sale of certain HRB Bank assets to and assignment of certain liabilities (including all deposit liabilities) to BofI in the P&A Transaction; and (3) the merger of HRB Bank with and into Block Financial.
H&R Block, Inc., H&R Block Group, Inc. and Block Financial (our Holding Companies) are savings and loan holding companies (SLHCs) because they control HRB Bank. By consummating the Divestiture Transaction, our Holding Companies would cease to be SLHCs and would no longer be subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve) as SLHCs or to the regulatory capital requirements applicable to SLHCs.
The obligations of the parties to complete the P&A Transaction are subject to the fulfillment of numerous conditions, including regulatory approval. We cannot be certain when or if the conditions to the P&A Transaction will be satisfied, or whether the P&A Transaction will be completed. In addition, there may be changes to the terms and conditions of the P&A Agreement and other contemplated agreements as part of the regulatory approval process.
NOTE 3: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 5.4 million shares for the three and six months ended October 31, 2014, and 6.0 million shares for the three and six months ended October 31, 2013, as the effect would be antidilutive due to the net loss from continuing operations during those periods.
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2014	2013	2014	2013
Net loss from continuing operations attributable to shareholders	$(113,227)	$(103,015)	$(222,078)	$(216,285)
Amounts allocated to participating securities	(97)	(92)	(186)	(154)
Net loss from continuing operations attributable to common shareholders	$(113,324)	$(103,107)	$(222,264)	$(216,439)

Basic weighted average common shares	275,106	273,907	274,841	273,494
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	275,106	273,907	274,841	273,494

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.41)	$(0.38)	$(0.81)	$(0.79)
Diluted	(0.41)	(0.38)	(0.81)	(0.79)

H&R Block, Inc. | Q2 FY2015 Form 10-Q	5

STOCK-BASED COMPENSATION – During the six months ended October 31, 2014, we acquired 0.3 million shares of our common stock at an aggregate cost of $10.2 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the six months ended October 31, 2013, we acquired 0.2 million shares at an aggregate cost of $5.3 million for similar purposes.
During the six months ended October 31, 2014 and 2013, we issued 1.2 million and 1.6 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the six months ended October 31, 2014, we granted equity awards equivalent to 1.0 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Nonvested units generally either vest over a three-year period with one-third vesting each year or cliff vest at the end of a three-year period. Stock-based compensation expense of our continuing operations totaled $7.1 million and $14.6 million for the three and six months ended October 31, 2014, respectively, and $6.2 million and $10.8 million for the three and six months ended October 31, 2013, respectively. As of October 31, 2014, unrecognized compensation cost for stock options totaled $0.4 million, and for nonvested shares and units totaled $43.2 million.
OTHER COMPREHENSIVE INCOME – Components of other comprehensive income include foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities, and are as follows:

(in 000s)
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on AFS Securities	Total
Balances as of May 1, 2014	$3,334	$1,843	$5,177
Other comprehensive income (loss) before reclassifications:
Gross gains (losses) arising during the year	(3,355)	7,483	4,128
Income taxes	—	2,713	2,713
	(3,355)	4,770	1,415
Amounts reclassified to net income:
Gross amount reclassified	—	(24)	(24)
Income taxes	—	(9)	(9)
	—	(15)	(15)
Net other comprehensive income (loss)	(3,355)	4,755	1,400
Balances as of October 31, 2014	$(21)	$6,598	$6,577

Balances as of May 1, 2013	$6,809	$3,741	$10,550
Other comprehensive income (loss) before reclassifications:
Gross losses arising during the year	(2,510)	(10,914)	(13,424)
Income taxes	—	(4,337)	(4,337)
Net other comprehensive loss	(2,510)	(6,577)	(9,087)
Balances as of October 31, 2013	$4,299	$(2,836)	$1,463

Gross amounts reclassified out of accumulated other comprehensive income are included in other income (expense), net in the consolidated statements of operations.

6	Q2 FY2015 Form 10-Q | H&R Block, Inc.

NOTE 4: RECEIVABLES
Receivables consist of the following:

(in 000s)
As of	October 31, 2014		October 31, 2013		April 30, 2014
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$62,568	$84,462	$70,390	$108,874	$63,716	$90,747
Receivables for tax preparation and related fees	36,369	—	35,927	—	45,619	—
Cash Back® receivables	1,955	—	2,036	—	48,812	—
Emerald Advance lines of credit	20,073	2,778	21,692	6,161	20,577	3,862
Royalties from franchisees	10,060	—	10,732	—	9,978	—
Note receivable	—	—	—	62,786	—	—
Other	28,426	14,565	43,893	23,868	55,494	17,186
	159,451	101,805	184,670	201,689	244,196	111,795
Allowance for doubtful accounts	(51,746)	—	(52,969)	(3,092)	(52,578)	—
	$107,705	$101,805	$131,701	$198,597	$191,618	$111,795

Balances presented above as short-term are included in receivables, while the long-term portions are included in other assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances as of October 31, 2014 and 2013 and April 30, 2014, consisted of $100.6 million, $126.3 million and $109.1 million, respectively, in term loans made primarily to finance the purchase of franchises and $46.4 million, $53.0 million and $45.4 million, respectively, in revolving lines of credit primarily for the purpose of funding off-season working capital needs.
As of October 31, 2014 and 2013, loans with a principal balance of $2.4 million and $0.1 million, respectively, were more than 30 days past due, while we had no loans more than 30 days past due at April 30, 2014. We had no loans to franchisees on non-accrual status.
CANADIAN CASH BACK® PROGRAM – Refunds advanced under the Cash Back program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. Cash Back amounts are generally received within 60 days of filing the client's return. As of October 31, 2014 and 2013 and April 30, 2014, $27 thousand, $0.1 million and $1.9 million of Cash Back balances were more than 60 days old, respectively.
H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our H&R Block Emerald Advance® lines of credit (EA) receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of October 31, 2014, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2014	$3,802
2013	1,553
2012 and prior	4,412
Revolving loans	13,084
$22,851

As of October 31, 2014 and 2013 and April 30, 2014, $20.0 million, $26.2 million and $20.7 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.

H&R Block, Inc. | Q2 FY2015 Form 10-Q	7

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our short-term and long-term receivables for the six months ended October 31, 2014 and 2013 is as follows:

(in 000s)
	EAs	Loans to Franchisees	Cash Back ®	All Other	Total
Balances as of May 1, 2014	$7,530	$—	$3,002	$42,046	$52,578
Provision	380	—	149	2,195	2,724
Charge-offs	—	—	(1,074)	(2,482)	(3,556)
Balances as of October 31, 2014	$7,910	$—	$2,077	$41,759	$51,746

Balances as of May 1, 2013	$7,390	$—	$2,769	$47,544	$57,703
Provision	—	—	188	5,923	6,111
Charge-offs	—	—	(479)	(7,274)	(7,753)
Balances as of October 31, 2013	$7,390	$—	$2,478	$46,193	$56,061

NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT
The composition of our mortgage loan portfolio is as follows:

(dollars in 000s)
As of	October 31, 2014		October 31, 2013		April 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$138,808	54%	$165,289	54%	$149,480	54%
Fixed-rate loans	119,920	46%	140,814	46%	127,943	46%
	258,728	100%	306,103	100%	277,423	100%
Unamortized deferred fees and costs	2,125		2,508		2,277
Less: Allowance for loan losses	(9,761)		(12,704)		(11,272)
	$251,092		$295,907		$268,428

Our loan loss allowance as a percent of mortgage loans was 3.8% as of October 31, 2014, compared to 4.2% as of October 31, 2013 and 4.1% as of April 30, 2014.
Activity in the allowance for loan losses for the six months ended October 31, 2014 and 2013 is as follows:

(in 000s)
Six months ended October 31,	2014	2013
Balance at beginning of the period	$11,272	$14,314
Provision	735	7,224
Recoveries	911	2,409
Charge-offs	(3,157)	(11,243)
Balance at end of the period	$9,761	$12,704

8	Q2 FY2015 Form 10-Q | H&R Block, Inc.

When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired, including those loans more than 60 days past due or modified as a troubled debt restructuring (TDR), are evaluated individually. The balance of these loans and the related allowance is as follows:

(in 000s)
As of	October 31, 2014		October 31, 2013		April 30, 2014
	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance
Pooled (less than 60 days past due)	$147,614	$3,768	$178,497	$5,523	$158,496	$4,508
Impaired:
Individually (TDRs)	40,201	4,237	47,011	4,598	43,865	4,346
Individually (60 days or more past due)	70,913	1,756	80,595	2,583	75,062	2,418
	$258,728	$9,761	$306,103	$12,704	$277,423	$11,272

Detail of our mortgage loans held for investment and the related allowance as of October 31, 2014 is as follows:

(dollars in 000s)
	Outstanding Principal Balance	Loan Loss Allowance		% 30+ Days Past Due
		Amount	% of Principal
Purchased from SCC	$148,833	$7,847	5.3%	27.9%
All other	109,895	1,914	1.7%	6.9%
	$258,728	$9,761	3.8%	19.0%

Credit quality indicators as of October 31, 2014 include the following:

(in 000s)
Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio
Occupancy status:
Owner occupied	$109,069	$72,767	$181,836
Non-owner occupied	39,764	37,128	76,892
	$148,833	$109,895	$258,728
Documentation level:
Full documentation	$49,157	$77,974	$127,131
Limited documentation	4,676	12,114	16,790
Stated income	83,074	12,305	95,379
No documentation	11,926	7,502	19,428
	$148,833	$109,895	$258,728
Internal risk rating:
High	$41,758	$—	$41,758
Medium	107,075	—	107,075
Low	—	109,895	109,895
	$148,833	$109,895	$258,728

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

H&R Block, Inc. | Q2 FY2015 Form 10-Q	9

conditions related to a particular geographical location. Approximately 52% of our mortgage loan portfolio consists of loans to borrowers located in the states of Florida, California and New York.
Detail of the aging of the mortgage loans in our portfolio as of October 31, 2014 is as follows:

(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$11,199	$324	$47,514	$59,037	$89,796	$148,833
All other	4,613	78	7,530	12,221	97,674	109,895
	$15,812	$402	$55,044	$71,258	$187,470	$258,728

(1)	We do not accrue interest on loans past due 90 days or more.
Information related to our non-accrual loans is as follows:

(in 000s)
As of	October 31, 2014	October 31, 2013	April 30, 2014
Loans:
Purchased from SCC	$60,254	$67,641	$61,767
Other	11,439	12,723	12,528
	71,693	80,364	74,295
TDRs:
Purchased from SCC	5,059	3,832	4,648
Other	940	881	951
	5,999	4,713	5,599
Total non-accrual loans	$77,692	$85,077	$79,894

Information related to impaired loans is as follows:

(in 000s)
	Balance With Allowance	Balance With No Allowance	Total Impaired Loans	Related Allowance
As of October 31, 2014:
Purchased from SCC	$25,494	$68,138	$93,632	$4,984
Other	3,732	13,750	17,482	1,009
	$29,226	$81,888	$111,114	$5,993
As of October 31, 2013:
Purchased from SCC	$30,100	$77,052	$107,152	$5,762
Other	5,196	15,258	20,454	1,419
	$35,296	$92,310	$127,606	$7,181
As of April 30, 2014:
Purchased from SCC	$27,924	$71,075	$98,999	$3,239
Other	5,176	14,752	19,928	3,525
	$33,100	$85,827	$118,927	$6,764

10	Q2 FY2015 Form 10-Q | H&R Block, Inc.

Information related to the allowance for impaired loans is as follows:

(in 000s)
As of	October 31, 2014	October 31, 2013	April 30, 2014
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$1,756	$2,583	$2,418
Based on discounted cash flow method	4,237	4,598	4,346
	$5,993	$7,181	$6,764

Information related to activities of our non-performing assets is as follows:

(in 000s)
Six months ended October 31,	2014	2013
Average impaired loans:
Purchased from SCC	$99,706	$121,532
All other	19,404	23,646
	$119,110	$145,178

NOTE 6: INVESTMENTS
The amortized cost and fair value of securities classified as AFS are summarized below:

(in 000s)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of October 31, 2014:
Mortgage-backed securities	$371,297	$9,783	$—	$381,080
Municipal bonds	4,091	151	—	4,242
Common stock	5,000	532	—	5,532
U.S. treasury bills	100	—	—	100
	$380,488	$10,466	$—	$390,954
As of October 31, 2013:
Mortgage-backed securities	465,861	4,422	(9,348)	460,935
Municipal bonds	4,149	260	—	4,409
	$470,010	$4,682	$(9,348)	$465,344
As of April 30, 2014:
Mortgage-backed securities	$420,697	$2,798	$—	$423,495
Municipal bonds	4,120	209	—	4,329
	$424,817	$3,007	$—	$427,824

Substantially all AFS debt securities held as of October 31, 2014 mature after five years.

H&R Block, Inc. | Q2 FY2015 Form 10-Q	11

NOTE 7: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill of our Tax Services segment for the six months ended October 31, 2014 and 2013 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2014	$468,414	$(32,297)	$436,117
Acquisitions	28,378	—	28,378
Disposals and foreign currency changes, net	(313)	—	(313)
Impairments	—	—	—
Balances as of October 31, 2014	$496,479	$(32,297)	$464,182

Balances as of April 30, 2013	$467,079	$(32,297)	$434,782
Acquisitions	9,207	—	9,207
Disposals and foreign currency changes, net	(1,177)	—	(1,177)
Impairments	—	—	—
Balances as of October 31, 2013	$475,109	$(32,297)	$442,812

The increase in goodwill resulted from acquired franchisee and competitor businesses during the period.
We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

12	Q2 FY2015 Form 10-Q | H&R Block, Inc.

Components of the intangible assets of our Tax Services segment are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of October 31, 2014:
Reacquired franchise rights	$278,159	$(33,721)	$244,438
Customer relationships	148,407	(66,714)	81,693
Internally-developed software	110,140	(77,925)	32,215
Noncompete agreements	28,960	(22,774)	6,186
Franchise agreements	19,201	(7,574)	11,627
Purchased technology	54,700	(16,814)	37,886
	$639,567	$(225,522)	$414,045
As of October 31, 2013:
Reacquired franchise rights	$222,371	$(20,414)	$201,957
Customer relationships	109,237	(53,501)	55,736
Internally-developed software	98,738	(76,517)	22,221
Noncompete agreements	23,659	(21,898)	1,761
Franchise agreements	19,201	(6,294)	12,907
Purchased technology	14,800	(13,169)	1,631
	$488,006	$(191,793)	$296,213
As of April 30, 2014:
Reacquired franchise rights	$233,749	$(26,136)	$207,613
Customer relationships	123,110	(59,521)	63,589
Internally-developed software	101,162	(72,598)	28,564
Noncompete agreements	24,694	(22,223)	2,471
Franchise agreements	19,201	(6,934)	12,267
Purchased technology	54,900	(13,782)	41,118
	$556,816	$(201,194)	$355,622

Amortization of intangible assets for the three and six months ended October 31, 2014 was $13.2 million and $24.5 million, respectively. Amortization of intangible assets for the three and six months ended October 31, 2013 was $6.5 million and $12.6 million, respectively. Estimated amortization of intangible assets for fiscal years 2015, 2016, 2017, 2018 and 2019 is $52.0 million, $48.1 million, $40.6 million, $35.8 million and $31.5 million, respectively.
The increase in intangible assets resulted primarily from acquired franchisee and competitor businesses during the period. The weighted-average life of the acquired assets is as follows:

Assets acquired	Weighted-Average Life (in years)
Reacquired franchise rights	6
Customer relationships	5
Internally-developed software	5
Noncompete agreements	5
Total	6

H&R Block, Inc. | Q2 FY2015 Form 10-Q	13

NOTE 8: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
As of	October 31, 2014	October 31, 2013	April 30, 2014
Senior Notes, 5.500%, due November 2022	$497,753	$497,471	$497,612
Senior Notes, 5.125%, due October 2014	—	399,765	399,882
Capital lease obligation	8,607	9,345	8,980
	506,360	906,581	906,474
Less: Current portion	(772)	(400,503)	(400,637)
	$505,588	$506,078	$505,837

Our 5.125% Senior Notes with a principal balance of $400 million matured in October 2014 and, utilizing available cash on hand, we repaid them according to their terms.
NOTE 9: FAIR VALUE
FAIR VALUE MEASUREMENT
Assets measured on a recurring basis are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Our investments in AFS securities are carried at fair value on a recurring basis with gains and losses reported as a component of other comprehensive income, except for losses assessed to be other than temporary. Our AFS securities include certain agency and agency-sponsored mortgage-backed securities and municipal bonds. Quoted market prices are not available for these securities, as they are not actively traded and have fewer observable transactions. As a result, we use third-party pricing services to determine fair value and classify the securities as Level 2. The third-party pricing services' models are based on market data and utilize available trade, bid and other market information for similar securities. There were no transfers of AFS securities between hierarchy levels during the six months ended October 31, 2014 and 2013. See note 6 for details of our AFS securities that were remeasured at fair value on a recurring basis during the six months ended October 31, 2014 and 2013 and the unrealized gains or losses on those remeasurements.
The following table presents the assets that were remeasured at fair value on a non-recurring basis during the six months ended October 31, 2014 and 2013 and the losses on those remeasurements:

(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Losses
As of October 31, 2014:
Impaired mortgage loans held for investment	$62,300	$—	$—	$62,300	$(1,440)
As a percentage of total assets	2.0%	—%	—%	2.0%

As of October 31, 2013:
Impaired mortgage loans held for investment	$76,148	$—	$—	$76,148	$(2,353)
As a percentage of total assets	2.3%	—%	—%	2.3%

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

14	Q2 FY2015 Form 10-Q | H&R Block, Inc.

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
The following table presents the quantitative information about our Level 3 fair value measurements, which utilize significant unobservable internally-developed inputs:

(in 000s)
	Fair Value as of October 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired mortgage loans held for investment – non TDRs	$69,157	Collateral- based	Cost to list/sell Time to sell (months) Collateral depreciation Loss severity	0% – 190%(9%) 24 (24) (166%) – 100%(39%) 0% – 100%(61%)
Impaired mortgage loans held for investment – TDRs	$35,964	Discounted cash flow	Aged default performance Loss severity	24% – 38%(31%) 0% – 22%(7%)
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	October 31, 2014		October 31, 2013		April 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$627,490	$627,490	$790,772	$790,772	$2,185,307	$2,185,307
Cash and cash equivalents - restricted	55,543	55,543	47,521	47,521	115,319	115,319
Receivables, net - short-term	107,705	107,705	131,701	133,884	191,618	191,618
Mortgage loans held for investment, net	251,092	192,411	295,907	211,690	268,428	192,281
Investments in AFS securities	390,954	390,954	465,344	465,344	427,824	427,824
Receivables, net - long-term	101,805	101,805	198,597	206,481	111,795	111,795
Liabilities:
Customer banking deposits	455,308	452,351	656,305	656,300	770,288	765,376
Long-term debt	506,360	550,332	906,581	947,350	906,474	955,050
Contingent consideration payments	10,555	10,555	12,454	12,454	9,206	9,206

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

▪
Investments in AFS securities - For mortgage-backed securities, we use a third-party pricing service to determine fair value. The service's pricing model is based on market data and utilizes available trade, bid and other market information for similar securities (Level 2). The fair value of our investment in common stock is determined based on quoted market prices (Level 1).

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

H&R Block, Inc. | Q2 FY2015 Form 10-Q	15

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
NOTE 10: INCOME TAXES
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
We had gross unrecognized tax benefits of $112.9 million, $129.8 million and $111.5 million as of October 31, 2014 and 2013 and April 30, 2014, respectively. The gross unrecognized tax benefits increased $1.4 million and decreased $16.6 million during the six months ended October 31, 2014 and 2013, respectively. The increase in unrecognized tax benefits during the six months ending October 31, 2014 is related to various current year federal and state tax positions offset by benefits from tax positions expiring due to statutes of limitations. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $18 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated settlements of federal and state audit issues. The portion of unrecognized benefits expected to be cash settled within the next twelve months amounts to $11.6 million and is included in accrued income taxes on our consolidated balance sheet. The remaining liability for uncertain tax positions is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
Consistent with prior years, our pretax loss for the six months ended October 31, 2014 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur in our fiscal year. The amount of tax benefit recorded reflects management's estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations. Certain discrete tax adjustments are also reflected in income tax expense for the periods presented.
Excluding discrete items, management's estimate of the annualized effective tax rate for the six months ended October 31, 2014 and 2013 was 37.8% and 38.7%, respectively. Our effective tax rate for continuing operations, including the effects of discrete income tax items was 41.0% and 40.6% for the six months ended October 31, 2014 and 2013, respectively. Due to the loss in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. During the six months ended October 31, 2014, a net discrete tax benefit of $12.1 million was recorded compared to a net discrete tax benefit of $6.9 million in the same period of the prior year. Virtually all of the $12.1 million current year discrete tax benefit was recorded in the second quarter. This benefit was due largely to tax reserves released resulting from tax positions expiring due to statutes of limitations. Due to the seasonal nature of our business, the effective tax rate through our second quarter may not be indicative of the rate for our full fiscal year.

16	Q2 FY2015 Form 10-Q | H&R Block, Inc.

NOTE 11: INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and expense:

(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2014	2013	2014	2013
Interest income:
Mortgage loans, net	2,989	3,631	$5,967	$7,173
Loans to franchisees	1,890	2,384	3,961	4,673
AFS securities	2,133	2,513	4,403	4,854
Other	2,418	2,098	4,398	5,123
	$9,430	$10,626	$18,729	$21,823
Interest expense:
Borrowings	$13,843	$13,801	$27,638	$27,604
Deposits	140	513	285	1,156
	$13,983	$14,314	$27,923	$28,760

The presentation of interest expense from borrowings in the amount of $13.8 million and $27.6 million for the three and six months ended October 31, 2013, respectively, has been restated to correct errors in presentation. We reclassified such interest expense from cost of revenues to a separate caption.
NOTE 12: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our Peace of Mind® (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Six months ended October 31,	2014	2013
Balance, beginning of the period	$145,237	$146,286
Amounts deferred for new guarantees issued	2,104	1,840
Revenue recognized on previous deferrals	(40,816)	(46,977)
Balance, end of the period	$106,525	$101,149

We accrued $10.7 million, $16.7 million and $11.4 million as of October 31, 2014 and 2013 and April 30, 2014, respectively, related to estimated losses under our standard guarantee, which is included with our standard in-office tax preparation services. The current portion of this liability is included in accounts payable, accrued expenses and other current liabilities and the long-term portion is included in other noncurrent liabilities in the consolidated balance sheets.
We have accrued estimated contingent consideration payments totaling $10.6 million, $12.5 million and $9.2 million as of October 31, 2014 and 2013 and April 30, 2014, respectively, related to acquisitions, with the short-term amount recorded in accounts payable, accrued expenses and other current liabilities and the long-term portion included in other noncurrent liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $81.0 million at October 31, 2014, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $34.5 million.
We maintain compensating balances with certain financial institutions that are creditors in our $1.5 billion unsecured committed line of credit governed by a Credit and Guarantee Agreement (2012 CLOC), which are not legally

H&R Block, Inc. | Q2 FY2015 Form 10-Q	17

restricted as to withdrawal. We had no material compensating balances as of October 31, 2014. These balances may fluctuate significantly over the course of any fiscal year.
NOTE 13: LITIGATION AND RELATED CONTINGENCIES
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of October 31, 2014. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of October 31, 2014 and 2013 and April 30, 2014, we accrued liabilities of $10.3 million, $20.6 million and $23.7 million, respectively, for matters other than those described in note 14.
For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. This estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of October 31, 2014, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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

18	Q2 FY2015 Form 10-Q | H&R Block, Inc.

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
On October 15, 2010, the Federal Home Loan Bank of Chicago (FHLB-Chicago) filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC-related entities, H&R Block, Inc. and other entities, arising out of FHLB-Chicago's purchase of residential mortgage-backed securities (RMBSs). The plaintiff seeks rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities collateralized by loans originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $34 million remains outstanding. The plaintiff agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, filed motions to dismiss, which the court denied. The defendants moved for leave to appeal and the circuit court denied the motion. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and reasonably estimable.
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

H&R Block, Inc. | Q2 FY2015 Form 10-Q	19

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
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. Based on information currently available to SCC, it believes that the 19 lawsuits in which SCC received notice of a claim for indemnification of losses and expenses, involved 38 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $4 billion). Because SCC has not been a party to these lawsuits (with the exception of the Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation case discussed above) and has not had control of this litigation or any settlements thereof, SCC does not have precise information about the amount of damages or other remedies being asserted, the defenses to the claims in such lawsuits or the terms of any settlements of such lawsuits. SCC therefore cannot reasonably estimate the amount of potential losses or associated fees and expenses that may be incurred in connection with such lawsuits, which may be material. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the notices received included, and future notices may include, a reservation of rights that encompasses a right of contribution which may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification claims is probable, nor have we accrued a liability related to any of these claims.
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

20	Q2 FY2015 Form 10-Q | H&R Block, Inc.

cases pending arbitration. The MDL court subsequently certified its July 23 order for interlocutory appeal. On October 16, 2014, Plaintiffs filed a petition for permission to appeal with the Seventh Circuit Court of Appeals, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
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
Form 8863 Litigation. A series of putative class action lawsuits were filed against us in various federal courts and one state court beginning on March 13, 2013. Taken together, the plaintiffs in these lawsuits purport to represent certain clients nationwide who filed Form 8863 during tax season 2013 through an H&R Block office or using H&R Block At Home® online tax services or tax preparation software, and allege breach of contract, negligence and violation of state consumer laws in connection with transmission of the form. The plaintiffs seek damages, pre-judgment interest, attorneys' fees and costs. In August 2013, the plaintiff in the state court action voluntarily dismissed her case without prejudice. On October 10, 2013, the Judicial Panel on Multidistrict Litigation granted our petition to consolidate the remaining federal lawsuits for coordinated pretrial proceedings in the United States District Court for the Western District of Missouri in a proceeding styled IN RE: H&R BLOCK IRS FORM 8863 LITIGATION (MDL No. 2474/Case No. 4:13-MD-02474-FJG). On July 11, 2014, the MDL court granted our motion to compel arbitration for those named plaintiffs who agreed to arbitrate their claims. Plaintiffs filed a consolidated class action complaint in October 2014. We filed a motion to strike class allegations in the consolidated complaint relating to clients who agreed to arbitration, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

H&R Block, Inc. | Q2 FY2015 Form 10-Q	21

(f/k/a Safety Components International, Inc.) v. McGladrey Capital Markets, LLC (f/k/a RSM EquiCo Capital Markets, LLC), et al. The plaintiffs filed an amended complaint in October 2011 styled In re International Textile Group Merger Litigation, adding a putative class action claim. The plaintiffs allege claims of aiding and abetting, civil conspiracy, gross negligence and breach of fiduciary duty against MCM in connection with a fairness opinion MCM provided to the Special Committee of Safety Components International, Inc. (SCI) in 2006 regarding the merger between International Textile Group, Inc. and SCI. The plaintiffs seek actual and punitive damages, pre-judgment interest, attorneys' fees and costs. On February 8, 2012, the court dismissed the plaintiffs' civil conspiracy claim against all defendants. A class was certified on the remaining claims on November 20, 2012. The court granted summary judgment in favor of MCM on June 3, 2013 on the breach of fiduciary duty claim. To avoid the cost and inherent risk associated with litigation, the parties signed a memorandum of understanding to resolve the case, which was subject to approval by the court. The court granted preliminary approval of the settlement on February 19, 2014 and final approval on September 2, 2014. We previously recorded a liability for our estimate of the expected loss. The amount we paid under the settlement did not exceed the amount we previously accrued.
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
NOTE 14: LOSS CONTINGENCIES ARISING FROM REPRESENTATIONS AND WARRANTIES OF OUR DISCONTINUED MORTGAGE OPERATIONS
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

22	Q2 FY2015 Form 10-Q | H&R Block, Inc.

defense, and are subject to appeal. Such claims together with any settlement arrangements related to these losses are collectively referred to as "representation and warranty claims."
Representation and warranty claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan's compliance with the underwriting standards established by SCC at origination and borrower fraud for loans originated in calendar years 2006 and 2007. SCC has received claims representing an original principal amount of $2.1 billion since May 1, 2008, of which $1.8 billion were received prior to fiscal year 2013.
SETTLEMENT ACTIONS – SCC has entered into tolling agreements with the counterparties that have made and are expected to assert a significant majority of previously denied and possible future representation and warranty claims. These tolling agreements toll the running of any applicable statute of limitations related to potential lawsuits regarding representation and warranty claims and other claims against SCC.
Beginning in the fourth quarter of fiscal year 2013 and continuing through the second quarter of fiscal year 2015, SCC has been engaged in discussions with these counterparties regarding the bulk settlement of previously denied and potential future claims. Based on settlement discussions with these counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the representation and warranty and other claims that are the subject of these discussions. On December 5, 2014, SCC entered into a settlement agreement to resolve certain of these claims. The amount to be paid under the settlement agreement is fully covered by prior accruals. In the event that the ongoing efforts to settle are not successful, SCC believes claim volumes may increase or litigation may result.
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
LIABILITY FOR ESTIMATED CONTINGENT LOSSES – SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subject to a high degree of management judgment and estimates may vary significantly period to period. SCC's loss estimate as of October 31, 2014 is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of prior bulk settlements, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, bulk settlement methodologies used and publicly disclosed by other market participants, the potential pro-rata realization of the claims as compared to all claims and other relevant facts and circumstances when developing its estimate of probable loss. SCC believes that the most significant of these factors are the terms expected to result from ongoing bulk settlement discussions, which have been primarily influenced by the bulk settlement methodologies used and publicly disclosed by other market participants and the anticipated pro-rata realization of the claims of particular counterparties as compared to the anticipated realization if all claims and litigation were resolved together with payment of SCC's related administration and legal expense. Changes in any one of the factors mentioned above could significantly impact the estimate.
The liability is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Six months ended October 31,	2014	2013
Balance, beginning of the period	$183,765	$158,765
Provisions	10,000	—
Payments	—	—
Balance, end of the period	$193,765	$158,765

In December 2013, a decision by the New York intermediate appellate court, ACE Securities Corp. v. DB Structured Products, Inc., held that, under New York law, which governs many RMBS transactions into which SCC entered, the

H&R Block, Inc. | Q2 FY2015 Form 10-Q	23

six-year statute of limitations starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. That decision has been applied by the state and federal courts in several RMBS lawsuits not involving SCC, resulting in the dismissal of claims involving representations and warranties made more than six years prior to the initiation of the lawsuit. Unless overturned by New York's highest appellate court, which has taken the case for review, this decision would apply to claims and lawsuits brought against SCC where New York law governs. However, this decision would not affect representation and warranty claims and lawsuits SCC has received or may receive, for example, where the statute of limitations has been tolled by agreement or a suit was timely filed. In addition, if the ACE decision is overturned, it could result in representation and warranty claims being asserted that were previously thought to be time-barred. It is also possible that in response to the statute of limitations rulings, parties seeking to pursue representation and warranty claims or lawsuits with respect to trusts where the statute of limitations for representation and warranty claims against the originator has run, may pursue alternate legal theories of recovery or assert claims against other contractual parties. SCC has not accrued liabilities for claims not subject to a tolling arrangement or not asserted prior to the expiration of the applicable statute of limitations. The impact on SCC, if any, of the ACE decision being overturned or from alternative legal theories or assertions is unclear.
SCC is taking the legal position, where appropriate, for both contractual representation and warranty claims and similar claims in litigation, that a valid representation and warranty claim cannot be made with respect to a mortgage loan that has been liquidated. There is conflicting case law on this issue. These decisions are from lower courts, are inconsistent in their analysis and receptivity to this defense, and are subject to appeal. It is anticipated that the liquidated mortgage loan defense will be the subject of future judicial decisions. In the event the liquidated loan defense is further clarified by the courts or other developments occur, the liquidated loan defense may be a factor in SCC's estimated accrual for representation and warranty claims where such defense may be applicable.
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
As described more fully in note 13, losses may also be incurred with respect to various indemnification claims by underwriters and depositors in securitization transactions in which SCC participated. Losses from these indemnification claims are frequently not subject to a stated term or limit. We have not concluded that a loss related to any of these indemnification claims is probable, have not accrued a liability for these claims and are not able to estimate a reasonably possible loss or range of loss for these claims. Accordingly, neither the accrued liability described above totaling $193.8 million, nor the estimated range of reasonably possible losses in excess of the amount accrued described above, includes any possible losses which may arise from these indemnification claims. There can be no assurances as to the outcome or impact of these indemnification claims. In the event of unfavorable outcomes on these claims, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our business and our consolidated financial position, results of operations and cash flows.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. SCC's principal assets, as of October 31, 2014, total approximately $520 million and consist primarily of an intercompany note receivable and a deferred tax asset. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.

24	Q2 FY2015 Form 10-Q | H&R Block, Inc.

NOTE 15: REGULATORY CAPITAL REQUIREMENTS
The following table sets forth HRB Bank's regulatory capital requirements calculated in its Call Report, as filed with the Federal Financial Institutions Examination Council (FFIEC):

(dollars in 000s)
	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of September 30, 2014:
Total risk-based capital ratio (1)	$595,148	199.4%	$23,877	8.0%		$29,846	10.0%
Tier 1 risk-based capital ratio (2)	591,293	198.1%	N/A	N/A		17,908	6.0%
Tier 1 capital ratio (leverage) (3)	591,293	54.3%	130,689	12.0%	(5)	54,454	5.0%
Tangible equity ratio (4)	591,293	54.3%	16,336	1.5%		N/A	N/A
As of September 30, 2013:
Total risk-based capital ratio (1)	$506,449	140.0%	$28,950	8.0%		$36,188	10.0%
Tier 1 risk-based capital ratio (2)	501,720	138.6%	N/A	N/A		21,713	6.0%
Tier 1 capital ratio (leverage) (3)	501,720	40.4%	148,869	12.0%	(5)	62,029	5.0%
Tangible equity ratio (4)	501,720	40.4%	18,609	1.5%		N/A	N/A
As of March 31, 2014:
Total risk-based capital ratio (1)	$563,899	168.5%	$26,771	8.0%		$33,464	10.0%
Tier 1 risk-based capital ratio (2)	559,572	167.2%	N/A	N/A		20,079	6.0%
Tier 1 capital ratio (leverage) (3)	559,572	32.1%	209,041	12.0%	(5)	87,101	5.0%
Tangible equity ratio (4)	559,572	32.1%	26,130	1.5%		N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.

(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.

(3)	Tier 1 (core) capital divided by adjusted total assets.

(4)	Tangible capital divided by tangible assets.

(5)	Effective April 5, 2012, the minimum capital requirement was changed to 4% by the OCC, although HRB Bank plans to maintain a minimum of 12.0% leverage capital at the end of each calendar quarter.
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table above. As of October 31, 2014, HRB Bank's leverage ratio was 53.8%.
NOTE 16: SEGMENT INFORMATION
Results of our continuing operations by reportable segment are as follows:

(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2014	2013	2014	2013
REVENUES :
Tax Services	$128,683	$128,040	$257,763	$249,731
Corporate and eliminations	5,945	6,300	10,451	11,804
	$134,628	$134,340	$268,214	$261,535
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES :
Tax Services	$(176,642)	$(159,314)	$(327,202)	$(303,708)
Corporate and eliminations	(23,931)	(20,048)	(49,187)	(60,148)
	$(200,573)	$(179,362)	$(376,389)	$(363,856)

H&R Block, Inc. | Q2 FY2015 Form 10-Q	25

NOTE 17: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Block Financial is a 100% owned subsidiary of the Company. Block Financial is the Issuer and the Company is the full and unconditional Guarantor of the Senior Notes issued on October 25, 2012, our 2012 CLOC, and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders' equity and other intercompany balances and transactions.
Certain amounts included in the following statements of operations for the three and six months ended October 31, 2013, the statements of cash flows for the six months ended October 31, 2013, and the balance sheet as of October 31, 2013 have been restated to correct errors in presentation. The statements of operations have been corrected to properly reflect equity earnings in subsidiaries of H&R Block, Inc. (Guarantor) in "Other income (expense), net" to include income taxes and discontinued operations which were previously shown on separate lines. The balance sheet has been corrected to properly reflect a classified balance sheet and to show the investment in Block Financial by Other Subsidiaries. The statements of cash flows have been corrected to properly reflect intercompany borrowings and payments as either investing or financing activities, as appropriate. These restatements impacted disclosures required by this note, but had no impact on the consolidated financial statements as of and for the three and six months ended October 31, 2013.
Additionally, as discussed in note 11, the presentation of interest expense on borrowings for the three and six months ended October 31, 2013 has been restated to correct errors in presentation. We reclassified such interest expense from cost of revenues to a separate caption.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended October 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$20,891	$113,747	$(10)	$134,628
Cost of revenues	—	10,851	210,854	(8)	221,697
Selling, general and administrative	—	5,854	91,527	(2)	97,379
Total operating expenses	—	16,705	302,381	(10)	319,076
Other income (expense), net	(114,653)	2,232	(18,005)	128,144	(2,282)
Interest expense on borrowings	—	13,742	101	—	13,843
Loss from continuing operations before tax benefit	(114,653)	(7,324)	(206,740)	128,144	(200,573)
Income tax benefit	(2,655)	(7,020)	(77,671)	—	(87,346)
Net loss from continuing operations	(111,998)	(304)	(129,069)	128,144	(113,227)
Net income (loss) from discontinued operations	—	(1,634)	2,863	—	1,229
Net loss	(111,998)	(1,938)	(126,206)	128,144	(111,998)
Other comprehensive income	1,094	4,382	1,094	(5,476)	1,094
Comprehensive income (loss)	$(110,904)	$2,444	$(125,112)	$122,668	$(110,904)

26	Q2 FY2015 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended October 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$21,170	$113,204	$(34)	$134,340
Cost of revenues	—	13,240	193,857	(34)	207,063
Selling, general and administrative	—	1,369	92,723	—	94,092
Total operating expenses	—	14,609	286,580	(34)	301,155
Other income (expense), net (1)	(104,943)	1,662	(408)	104,943	1,254
Interest expense on borrowings (1)	—	13,692	109	—	13,801
Loss from continuing operations before tax benefit	(104,943)	(5,469)	(173,893)	104,943	(179,362)
Income tax benefit (1)	—	(2,203)	(74,144)	—	(76,347)
Net loss from continuing operations	(104,943)	(3,266)	(99,749)	104,943	(103,015)
Net loss from discontinued operations (1)	—	(1,553)	(375)	—	(1,928)
Net loss	(104,943)	(4,819)	(100,124)	104,943	(104,943)
Other comprehensive income	1,720	1,108	612	(1,720)	1,720
Comprehensive loss	$(103,223)	$(3,711)	$(99,512)	$103,223	$(103,223)

(1)	Amounts have been restated, including the presentation of interest expense on borrowings, and equity in earnings of subsidiaries net of income taxes and discontinued operations.

Six months ended October 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$44,751	$223,556	$(93)	$268,214
Cost of revenues	—	22,658	396,853	(88)	419,423
Selling, general and administrative	—	9,197	185,387	(5)	194,579
Total operating expenses	—	31,855	582,240	(93)	614,002
Other income (expense), net	(233,646)	1,396	(19,076)	248,363	(2,963)
Interest expense on borrowings	—	27,436	202	—	27,638
Loss from continuing operations before tax benefit	(233,646)	(13,144)	(377,962)	248,363	(376,389)
Income tax benefit	(5,416)	(9,663)	(139,232)	—	(154,311)
Net loss from continuing operations	(228,230)	(3,481)	(238,730)	248,363	(222,078)
Net income (loss) from discontinued operations	—	(8,843)	2,691	—	(6,152)
Net loss	(228,230)	(12,324)	(236,039)	248,363	(228,230)
Other comprehensive income	1,400	4,261	1,400	(5,661)	1,400
Comprehensive loss	$(226,830)	$(8,063)	$(234,639)	$242,702	$(226,830)

H&R Block, Inc. | Q2 FY2015 Form 10-Q	27

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Six months ended October 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$48,385	$213,340	$(190)	$261,535
Cost of revenues	—	38,906	364,597	(190)	403,313
Selling, general and administrative	—	15,407	175,382	—	190,789
Total operating expenses	—	54,313	539,979	(190)	594,102
Other income (expense), net (1)	(220,130)	1,706	(5,391)	220,130	(3,685)
Interest expense on borrowings (1)	—	27,385	219	—	27,604
Loss from continuing operations before tax benefit	(220,130)	(31,607)	(332,249)	220,130	(363,856)
Income tax benefit (1)	—	(11,601)	(135,970)	—	(147,571)
Net loss from continuing operations	(220,130)	(20,006)	(196,279)	220,130	(216,285)
Net loss from discontinued operations (1)	—	(2,716)	(1,129)	—	(3,845)
Net loss	(220,130)	(22,722)	(197,408)	220,130	(220,130)
Other comprehensive loss	(9,087)	(6,616)	(2,471)	9,087	(9,087)
Comprehensive loss	$(229,217)	$(29,338)	$(199,879)	$229,217	$(229,217)

(1)	Amounts have been restated, including the presentation of interest expense on borrowings, and equity in earnings of subsidiaries net of income taxes and discontinued operations.

28	Q2 FY2015 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of October 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$432,224	$195,540	$(274)	$627,490
Cash & cash equivalents - restricted	—	5,431	50,112	—	55,543
Receivables, net	79	84,196	23,430	—	107,705
Prepaid expenses and other current assets	—	113,571	171,892	—	285,463
Investments in AFS securities	—	381,080	100	—	381,180
Total current assets	79	1,016,502	441,074	(274)	1,457,381
Mortgage loans held for investment, net	—	251,092	—	—	251,092
Investments in AFS securities	—	—	9,774	—	9,774
Property and equipment, net	—	157	318,068	—	318,225
Intangible assets, net	—	—	414,045	—	414,045
Goodwill	—	—	464,182	—	464,182
Investments in subsidiaries	675,218	—	53,769	(728,987)	—
Amounts due from affiliates	565,387	10	92,974	(658,371)	—
Other assets	—	157,472	19,119	—	176,591
Total assets	$1,240,684	$1,425,233	$1,813,005	$(1,387,632)	$3,091,290

Customer banking deposits	$—	$455,134	$—	$(274)	$454,860
Accounts payable, accrued expenses and other current liabilities	943	229,262	206,625	—	436,830
Accrued salaries, wages and payroll taxes	—	2,197	34,018	—	36,215
Accrued income taxes	—	47,732	99,268	—	147,000
Current portion of long-term debt	—	—	772	—	772
Total current liabilities	943	734,325	340,683	(274)	1,075,677
Long-term debt	—	497,753	7,835	—	505,588
Other noncurrent liabilities	—	47,477	223,872	—	271,349
Amounts due to affiliates	1,065	91,909	565,397	(658,371)	—
Total liabilities	2,008	1,371,464	1,137,787	(658,645)	1,852,614
Stockholders' equity	1,238,676	53,769	675,218	(728,987)	1,238,676
Total liabilities and stockholders' equity	$1,240,684	$1,425,233	$1,813,005	$(1,387,632)	$3,091,290

H&R Block, Inc. | Q2 FY2015 Form 10-Q	29

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of October 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$389,915	$401,303	$(446)	$790,772
Cash & cash equivalents - restricted	—	6,795	40,726	—	47,521
Receivables, net	—	99,867	31,834	—	131,701
Prepaid expenses and other current assets	—	14,543	217,662	(6,545)	225,660
Total current assets	—	511,120	691,525	(6,991)	1,195,654
Mortgage loans held for investment, net	—	295,907	—	—	295,907
Investments in AFS securities	—	460,935	4,409	—	465,344
Property and equipment, net	—	145	311,012	—	311,157
Intangible assets, net	—	—	296,213	—	296,213
Goodwill	—	—	442,812	—	442,812
Investments in subsidiaries (1)	3,114,988	—	26,962	(3,141,950)	—
Amounts due from affiliates	—	397,526	2,167,944	(2,565,470)	—
Other assets	8,512	140,811	118,103	—	267,426
Total assets	$3,123,500	$1,806,444	$4,058,980	$(5,714,411)	$3,274,513

Customer banking deposits	$—	$655,575	$—	$(446)	$655,129
Accounts payable, accrued expenses and other current liabilities	581	183,342	243,071	—	426,994
Accrued salaries, wages and payroll taxes	—	1,881	39,703	—	41,584
Accrued income taxes	—	29,020	—	(6,545)	22,475
Current portion of long-term debt	—	399,765	738	—	400,503
Total current liabilities	581	1,269,583	283,512	(6,991)	1,546,685
Long-term debt	—	497,471	8,607	—	506,078
Other noncurrent liabilities	—	12,428	254,347	—	266,775
Amounts due to affiliates	2,167,944	—	397,526	(2,565,470)	—
Total liabilities	2,168,525	1,779,482	943,992	(2,572,461)	2,319,538
Stockholders' equity (1)	954,975	26,962	3,114,988	(3,141,950)	954,975
Total liabilities and stockholders' equity	$3,123,500	$1,806,444	$4,058,980	$(5,714,411)	$3,274,513

Note:	Amounts have been restated to include the presentation of a classified balance sheet.

(1)	Amounts have been restated, including the presentation of the investment of Other Subsidiaries in Block Financial.

30	Q2 FY2015 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$612,376	$1,574,031	$(1,100)	$2,185,307
Cash & cash equivalents - restricted	—	67,463	47,856	—	115,319
Receivables, net	—	89,975	101,643	—	191,618
Prepaid expenses and other current assets	—	10,202	188,065	—	198,267
Investments in AFS securities	—	423,495	—	—	423,495
Total current assets	—	1,203,511	1,911,595	(1,100)	3,114,006
Mortgage loans held for investment, net	—	268,428	—	—	268,428
Investments in AFS securities	—	—	4,329	—	4,329
Property and equipment, net	—	121	304,790	—	304,911
Intangible assets, net	—	—	355,622	—	355,622
Goodwill	—	—	436,117	—	436,117
Investments in subsidiaries	904,331	—	60,902	(965,233)	—
Amounts due from affiliates	642,101	386,818	397	(1,029,316)	—
Other assets	11,271	173,168	25,677	—	210,116
Total assets	$1,557,703	$2,032,046	$3,099,429	$(1,995,649)	$4,693,529

Customer banking deposits	$—	$770,885	$—	$(1,100)	$769,785
Accounts payable, accrued expenses and other current liabilities	757	223,677	344,573	—	569,007
Accrued salaries, wages and payroll taxes	—	2,190	164,842	—	167,032
Accrued income taxes	—	71,132	335,523	—	406,655
Current portion of long-term debt	—	399,882	755	—	400,637
Total current liabilities	757	1,467,766	845,693	(1,100)	2,313,116
Long-term debt	—	497,612	8,225	—	505,837
Other noncurrent liabilities	—	5,766	312,261	—	318,027
Amounts due to affiliates	397	—	1,028,919	(1,029,316)	—
Total liabilities	1,154	1,971,144	2,195,098	(1,030,416)	3,136,980
Stockholders' equity	1,556,549	60,902	904,331	(965,233)	1,556,549
Total liabilities and stockholders' equity	$1,557,703	$2,032,046	$3,099,429	$(1,995,649)	$4,693,529

H&R Block, Inc. | Q2 FY2015 Form 10-Q	31

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Six months ended October 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$—	$55,612	$(683,189)	$—	$(627,577)
Cash flows from investing:
Purchases of AFS securities	—	—	(100)	—	(100)
Maturities of and payments received on AFS securities	—	49,013	—	—	49,013
Principal payments on mortgage loans held for investment, net	—	13,451	—	—	13,451
Capital expenditures	—	(119)	(70,808)	—	(70,927)
Payments made for business acquisitions, net of cash acquired	—	—	(94,230)	—	(94,230)
Loans made to franchisees	—	(18,180)	(71)	—	(18,251)
Repayments from franchisees	—	29,404	233	—	29,637
Intercompany payments/investments in subsidiaries	—	400,000	(109,031)	(290,969)	—
Other, net	—	4,372	6,313	—	10,685
Net cash provided by (used in) investing activities	—	477,941	(267,694)	(290,969)	(80,722)
Cash flows from financing:
Repayments of long-term debt	—	(400,000)	—	—	(400,000)
Customer banking deposits, net	—	(317,095)	—	826	(316,269)
Dividends paid	(109,871)	—	—	—	(109,871)
Proceeds from exercise of stock options	14,477	—	—	—	14,477
Intercompany borrowings (repayments)	105,641	3,390	(400,000)	290,969	—
Other, net	(10,247)	—	(23,392)	—	(33,639)
Net cash used in financing activities	—	(713,705)	(423,392)	291,795	(845,302)
Effects of exchange rates on cash	—	—	(4,216)	—	(4,216)
Net decrease in cash and cash equivalents	—	(180,152)	(1,378,491)	826	(1,557,817)
Cash and cash equivalents at beginning of the period	—	612,376	1,574,031	(1,100)	2,185,307
Cash and cash equivalents at end of the period	$—	$432,224	$195,540	$(274)	$627,490

32	Q2 FY2015 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Six months ended October 31, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$799	$46,969	$(540,141)	$—	$(492,373)
Cash flows from investing:
Purchases of AFS securities	—	(45,158)	—	—	(45,158)
Maturities of and payments received on AFS securities	—	55,615	—	—	55,615
Principal payments on mortgage loans held for investment, net	—	24,340	—	—	24,340
Capital expenditures	—	(57)	(86,869)	—	(86,926)
Payments made for business acquisitions, net of cash acquired	—	—	(20,927)	—	(20,927)
Loans made to franchisees	—	(22,114)	—	—	(22,114)
Repayments from franchisees	—	15,883	—	—	15,883
Intercompany payments/investments in subsidiaries (1)	—	23,036	(89,318)	66,282	—
Other, net	—	11,368	3,887	—	15,255
Net cash provided by (used in) investing activities	—	62,913	(193,227)	66,282	(64,032)
Cash flows from financing:
Customer banking deposits, net	—	(278,077)	—	2,277	(275,800)
Dividends paid	(109,324)	—	—	—	(109,324)
Proceeds from exercise of stock options	24,536	—	—	—	24,536
Intercompany borrowings (repayments) (1)	89,318	—	(23,036)	(66,282)	—
Other, net	(5,329)	—	(26,619)	—	(31,948)
Net cash used in financing activities	(799)	(278,077)	(49,655)	(64,005)	(392,536)
Effects of exchange rates on cash	—	—	(7,871)	—	(7,871)
Net decrease in cash and cash equivalents	—	(168,195)	(790,894)	2,277	(956,812)
Cash and cash equivalents at beginning of the period	—	558,110	1,192,197	(2,723)	1,747,584
Cash and cash equivalents at end of the period	$—	$389,915	$401,303	$(446)	$790,772

(1)	Amounts have been restated, including the presentation of intercompany borrowings (payments) as either investing or financing activities.

H&R Block, Inc. | Q2 FY2015 Form 10-Q	33

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide tax preparation, retail banking services and other services. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or virtually via the internet) or prepared and filed by our clients through H&R Block tax software, either online or using our software or mobile applications.
RECENT DEVELOPMENTS
In April 2014, our subsidiaries, HRB Bank and Block Financial, entered into a P&A Agreement with BofI, which was amended in October 2014 as described in Item 1, note 2 to the consolidated financial statements above. Pursuant to the P&A Agreement, HRB Bank will sell certain assets and assign certain liabilities, including all of HRB Bank's deposit liabilities, to BofI, subject to various closing conditions, including the receipt of certain required regulatory approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. See below under "Financial Condition - HRB Bank" for additional information.
Due to the lack of regulatory approval, we do not expect to consummate the P&A Transaction this calendar year. Therefore, we will continue offering financial services products to our clients through HRB Bank for the upcoming tax season.
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
In connection with additional agreements expected to be entered into upon the closing of the P&A Transaction, BofI would offer H&R Block-branded financial products distributed by the Company to the Company's clients. An operating subsidiary of the Company would provide certain marketing, servicing and operational support to BofI for such financial services and products. We expect the net, ongoing annual financial impact of these agreements to be dilutive by approximately $0.07 to $0.09 per share beginning in fiscal year 2016, based on current fully diluted shares outstanding. Results will vary based upon the volume of financial services products sold and the actual closing date.
Because we will not close the P&A Transaction before the end of this calendar year, H&R Block, Inc. will be subject to the new SLHC regulatory capital requirements when they go into effect on January 1, 2015. Based upon current projections, we expect that H&R Block, Inc. will exceed the minimum regulatory capital requirements on January 1, 2015. H&R Block, Inc. must continue to meet the minimum regulatory capital requirements until we divest HRB Bank and cease to be an SLHC, which will restrict the capital allocation strategies available to us.
RESULTS OF OPERATIONS
TAX SERVICES – This segment consists primarily of our assisted and DIY income tax preparation offerings - in-person, online, software and mobile applications - including tax operations primarily in the U.S. and its territories, Canada, and Australia. This segment also includes the activities of HRB Bank that support our U.S. tax preparation business.
CORPORATE AND ELIMINATIONS – Corporate operating results include net interest income and gains or losses relating to mortgage loans held for investment and residual interests in securitizations, interest expense on borrowings, other corporate expenses, and eliminations of intercompany activities.

34	Q2 FY2015 Form 10-Q | H&R Block, Inc.

A summary of the financial results for our operations is as follows:

Consolidated – Financial Results					(in 000s)
Three months ended October 31,	2014			2013
	Tax Services	Corporate and Eliminations	Total	Tax Services	Corporate and Eliminations	Total
Tax preparation fees:
U.S.	$31,926	$—	$31,926	$29,011	$—	$29,011
International	42,831	—	42,831	41,568	—	41,568
	74,757	—	74,757	70,579	—	70,579
Royalties	8,582	—	8,582	9,527	—	9,527
Revenues from Emerald Card®	11,524	—	11,524	9,999	—	9,999
Revenues from Peace of Mind® guarantees	16,563	—	16,563	19,151	—	19,151
Other	17,257	5,945	23,202	18,784	6,300	25,084
Total revenues	128,683	5,945	134,628	128,040	6,300	134,340

Compensation and benefits:
Field wages	56,904	—	56,904	49,531	—	49,531
Other wages	37,724	4,644	42,368	35,665	4,327	39,992
Benefits and other compensation	19,902	4,560	24,462	22,178	3,643	25,821
	114,530	9,204	123,734	107,374	7,970	115,344
Occupancy and equipment	84,218	49	84,267	83,634	212	83,846
Marketing and advertising	11,521	992	12,513	12,566	1,035	13,601
Depreciation and amortization	38,926	3	38,929	26,632	36	26,668
Other	53,223	6,410	59,633	54,958	6,738	61,696
Total operating expenses	302,418	16,658	319,076	285,164	15,991	301,155
Other income (expense), net	(2,381)	99	(2,282)	(1,655)	2,909	1,254
Interest expense on borrowings	526	13,317	13,843	535	13,266	13,801
Pretax loss	$(176,642)	$(23,931)	(200,573)	$(159,314)	$(20,048)	$(179,362)
Income tax benefit			(87,346)			(76,347)
Net loss from continuing operations			(113,227)			(103,015)
Net income (loss) from discontinued operations			1,229			(1,928)
Net loss			$(111,998)			$(104,943)

Basic and diluted loss per share:
Continuing operations			$(0.41)			$(0.38)
Discontinued operations			—			(0.01)
Consolidated			$(0.41)			$(0.39)

EBITDA from continuing operations (1)			$(147,661)			$(138,380)
EBITDA from continuing operations - adjusted (1)			(149,154)			(142,018)

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended October 31, 2014 compared to October 31, 2013
Tax Services – Revenues were essentially flat compared to the prior year. Total operating expenses of our Tax Services segment increased $17.3 million, or 6.1%, from the prior year. Total compensation and benefits increased $7.2 million due to higher off-season labor in our U.S. operations primarily related to training and field wages. Depreciation and amortization expense increased $12.3 million, or 46.2%, due primarily to acquisitions of franchisee and competitor businesses and, to a lesser extent, improvements to existing offices.

H&R Block, Inc. | Q2 FY2015 Form 10-Q	35

Corporate and Eliminations – Other income declined $2.8 million primarily due to the gain on sale of mortgage loans recorded in the prior year.

Consolidated – Financial Results					(in 000s)
Six months ended October 31,	2014			2013
	Tax Services	Corporate and Eliminations	Total	Tax Services	Corporate and Eliminations	Total
Tax preparation fees:
U.S.	$57,415	$—	$57,415	$51,037	$—	$51,037
International	84,287	—	84,287	73,662	—	73,662
	141,702	—	141,702	124,699	—	124,699
Royalties	16,224	—	16,224	16,089	—	16,089
Revenues from Emerald Card®	25,569	—	25,569	24,610	—	24,610
Revenues from Peace of Mind® guarantees	40,816	—	40,816	46,977	—	46,977
Other	33,452	10,451	43,903	37,356	11,804	49,160
Total revenues	257,763	10,451	268,214	249,731	11,804	261,535

Compensation and benefits:
Field wages	102,901	—	102,901	89,435	—	89,435
Other wages	76,441	9,120	85,561	70,400	9,538	79,938
Benefits and other compensation	38,724	9,367	48,091	38,115	7,215	45,330
	218,066	18,487	236,553	197,950	16,753	214,703
Occupancy and equipment	167,316	60	167,376	162,184	821	163,005
Marketing and advertising	18,908	1,750	20,658	19,583	1,141	20,724
Depreciation and amortization	72,609	6	72,615	49,434	108	49,542
Other	103,777	13,023	116,800	115,606	30,522	146,128
Total operating expenses	580,676	33,326	614,002	544,757	49,345	594,102
Other income (expense), net	(3,235)	272	(2,963)	(7,610)	3,925	(3,685)
Interest expense on borrowings	1,054	26,584	27,638	1,072	26,532	27,604
Pretax loss	$(327,202)	$(49,187)	$(376,389)	$(303,708)	$(60,148)	$(363,856)
Income tax benefit			(154,311)			(147,571)
Net loss from continuing operations			(222,078)			(216,285)
Net loss from discontinued operations			(6,152)			(3,845)
Net loss			$(228,230)			$(220,130)

Basic and diluted loss per share:
Continuing operations			$(0.81)			$(0.79)
Discontinued operations			(0.02)			(0.01)
Consolidated			$(0.83)			$(0.80)

EBITDA from continuing operations (1)			$(275,851)			$(285,554)
EBITDA from continuing operations - adjusted (1)			(275,337)			(280,690)

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Six months ended October 31, 2014 compared to October 31, 2013
Tax Services – Revenues increased $8.0 million, or 3.2%, from the prior year, due primarily to the extension of the Canadian tax season until May 5 and higher off-season returns in our U.S. operations.
Total operating expenses increased $35.9 million, or 6.6%, from the prior year. Total compensation and benefits increased $20.1 million due to higher off-season and training labor in our U.S. operations and the extension of the Canadian tax season mentioned above. Occupancy costs increased $5.1 million, or 3.2%, and depreciation and

36	Q2 FY2015 Form 10-Q | H&R Block, Inc.

amortization expense increased $23.2 million, due primarily to acquisitions of franchisee and competitor businesses and, to a lesser extent, improvements to existing offices. Other expenses decreased $11.8 million from the prior year, primarily due to lower legal expenses, coupled with lower loss provisions and processing costs from our pilot credit card program incurred in the prior year.
Other income (expense), net improved $4.4 million primarily due to foreign currency losses recorded in the prior year.
Corporate and Eliminations – Other expenses declined $17.5 million from the prior year primarily due to a $6.5 million decline in the provision for loan losses and lower legal settlements and expenses. Other income declined $3.7 million primarily due to prior year interest income recorded on a note receivable which has since been repaid and gain on sale of mortgage loans.
DISCONTINUED OPERATIONS
Discontinued operations include our discontinued mortgage operations.
CONTINGENT LOSSES – SCC has accrued a liability as of October 31, 2014 for estimated contingent losses arising from representation and warranty claims of $193.8 million. See note 14 for changes in this accrual. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and other factors. Changes in any one of these factors could significantly impact the estimate.
Losses may also be incurred with respect to various indemnification claims by underwriters and depositors in securitization transactions in which SCC participated. SCC has not concluded that a loss is probable or reasonably estimable related to these indemnification claims, therefore there is no accrued liability for these contingent losses as of October 31, 2014.
See additional discussion of risks and sensitivity of estimates in Item 1A, "Risk Factors" and Item 7, under "Critical Accounting Estimates" in our Annual Report on Form 10-K.
FINANCIAL CONDITION
These comments should be read in conjunction with the consolidated balance sheets and consolidated statements of cash flows included in Part 1, Item 1.
CAPITAL RESOURCES AND LIQUIDITY – OVERVIEW – Our primary sources of capital and liquidity include cash from operations (including changes in working capital) and issuances of debt. We use our sources of liquidity primarily to fund working capital, service and repay debt, pay dividends, repurchase shares of our common stock, and acquire businesses.
Our operations are highly seasonal and substantially all of our revenues and cash flow are generated during the period from February through April. Therefore, we require the use of cash to fund losses from May through January, and typically rely on available cash balances from the prior tax season and short-term borrowings to meet our off-season liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under the 2012 CLOC or the issuance of commercial paper, we believe that, in the absence of any unexpected developments, our existing sources of capital as of October 31, 2014 are sufficient to meet our operating and financing needs.

H&R Block, Inc. | Q2 FY2015 Form 10-Q	37

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the six months ended October 31, 2014 and 2013. See Item 1 for the complete statements of cash flows for these periods.

	(in 000s)
Six months ended October 31,	2014	2013
Net cash used in:
Operating activities	$(627,577)	$(492,373)
Investing activities	(80,722)	(64,032)
Financing activities	(845,302)	(392,536)
Effects of exchange rates on cash	(4,216)	(7,871)
Net change in cash and cash equivalents	$(1,557,817)	$(956,812)

Operating Activities. Cash used in operations increased $135.2 million from the prior year period primarily due to higher income tax payments, along with higher payments for bonuses and related payroll taxes.
Investing Activities. Cash used in investing activities totaled $80.7 million for the six months ended October 31, 2014 compared to $64.0 million in the prior year period. An increase of $73.3 million in payments for business acquisitions was partially offset by a decline of $45.1 million in purchases of available for sale securities.
Financing Activities. Cash used in financing activities totaled $845.3 million for the six months ended October 31, 2014 compared to $392.5 million in the prior year period. The increase over the prior year period resulted from the repayment of $400.0 million of our 5.125% Senior Notes and the closing of broker and time deposit accounts due to the pending P&A Transaction.
CASH REQUIREMENTS –
Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $109.9 million and $109.3 million for the six months ended October 31, 2014 and 2013, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Although we did not repurchase any shares during the current period, we currently have Board of Directors' authorization to purchase up to $2.0 billion of our common stock through June 2015. There was $857.5 million remaining under this authorization as of October 31, 2014. Although we have historically from time to time repurchased common stock, there can be no assurances that circumstances will allow us to continue to repurchase common stock in the future. As long as we remain subject to regulatory supervision of the Federal Reserve, our share repurchase program will be closely supervised and we will likely be restricted from repurchasing outstanding shares.
HRB Bank. In April 2014, we entered into the P&A Agreement with BofI, which was amended in October 2014 as described in Item 1, note 2 to the consolidated financial statements above. The P&A Agreement is subject to various closing conditions, including the receipt of certain required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. If the closing conditions (including regulatory approvals) are satisfied, we will complete a closing of the P&A Transaction, including the sale of certain assets and transfer of certain liabilities (principally deposit liabilities) to BofI.
Due to the lack of regulatory approval, we do not expect to consummate the P&A Transaction this calendar year. Therefore, we will continue offering financial services products to our clients through HRB Bank for the upcoming tax season.
If a closing had occurred as of October 31, 2014, we would have made a cash payment to BofI for the difference in the carrying value of assets sold and the carrying value of liabilities (including deposit liabilities) transferred of approximately $437 million. The amount of the cash payment made at closing will primarily be equal to the carrying value of the liabilities to be transferred since the carrying value of the assets to be transferred is immaterial. Due to the seasonality of our business, the timing of any closing will impact the amount of deposit liabilities transferred. In

38	Q2 FY2015 Form 10-Q | H&R Block, Inc.

connection with the closing we intend to liquidate the AFS securities held by HRB Bank, which totaled $381 million as of October 31, 2014.
See additional discussion in Item 1, note 2 to the consolidated financial statements, and below under "Regulatory Environment."
Capital Investment. Our business is not capital intensive. Capital expenditures totaled $70.9 million and $86.9 million for the six months ended October 31, 2014 and 2013, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. We also made payments to acquire franchisee and competitor businesses totaling $94.2 million and $20.9 million for the six months ended October 31, 2014 and 2013, respectively.
FINANCING RESOURCES – Our 2012 CLOC has capacity up to $1.5 billion, and is scheduled to expire in August 2017.
Our 5.125% Senior Notes with a principal amount of $400 million matured in October 2014 and, utilizing available cash on hand, we repaid them according to their terms.
The following table provides ratings for debt issued by Block Financial as of October 31, 2014 and April 30, 2014:

	Short-term	Long-term	Outlook
Moody's	P-2	Baa2	Stable
S&P	A-2	BBB	Negative
There have been no other material changes in our borrowings from those reported as of April 30, 2014 in our Annual Report on Form 10-K.
CASH AND INVESTMENT SECURITIES – As of October 31, 2014, we held cash and cash equivalents of $627.5 million, including $430.0 million held by HRB Bank and $162.5 million held by our foreign subsidiaries.
Dividends of cash balances held by HRB Bank would be subject to regulatory approval and are therefore not available for general corporate purposes.
As of October 31, 2014, we also held investments, primarily mortgage backed securities, with a carrying value of $391.0 million which we classified as available for sale. As discussed above, it is our intent (subject to market conditions) to liquidate the majority of these securities in connection with a closing of the P&A Transaction.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of October 31, 2014.
As of October 31, 2014, our Canadian operations had approximately $52 million of U.S. dollar denominated borrowings owed to various U.S. subsidiaries. These borrowings may be repaid in full or in part at any time. Non-borrowed funds would have to be repatriated to be available to fund domestic operations, and in certain circumstances this would trigger additional income taxes on those amounts. We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $4.2 million during the six months ended October 31, 2014 compared to $7.9 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – There have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2014 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT
Because we will not close the P&A Transaction before the end of this calendar year, H&R Block, Inc. will be subject to the new SLHC regulatory capital requirements when they go into effect on January 1, 2015. Based upon current projections, we expect that H&R Block, Inc. will exceed the minimum regulatory capital requirements on January 1, 2015. H&R Block, Inc. must continue to meet the minimum regulatory capital requirements until we divest HRB Bank and cease to be an SLHC, which will restrict the capital allocation strategies available to us.

H&R Block, Inc. | Q2 FY2015 Form 10-Q	39

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
The following are descriptions of adjustments we make for our non-GAAP financial measures:

▪	We exclude losses from settlements and estimated contingent losses from litigation and favorable reserve adjustments. This does not include legal defense costs.

▪	We exclude non-cash charges to adjust the carrying values of goodwill, intangible assets, other long-lived assets and investments to their estimated fair values.

▪	We exclude severance and other restructuring charges in connection with the termination of personnel, closure of offices and related costs.

▪	We exclude the gains and losses on business dispositions, including investment banking, legal and accounting fees from both business dispositions and acquisitions.

▪	We exclude the gains and losses on extinguishment of debt.

▪	We exclude the effects of discrete income tax reserve and related adjustments recorded in a specific quarter.
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

40	Q2 FY2015 Form 10-Q | H&R Block, Inc.

The following is a reconciliation of our reported results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

		(in 000s)
	Three months ended October 31, 2014
	EBITDA	Pretax loss	Net loss	Diluted EPS

As reported - from continuing operations	$(147,661)	$(200,573)	$(113,227)	$(0.41)

Adjustments:
Loss contingencies - litigation	44	44	28	—
Severance	238	238	150	—
Professional fees related to HRB Bank transaction	89	89	56	—
Asset impairments	433	433	272	—
Gain on sales of AFS securities	(1,398)	(1,398)	(870)	—
Gain on sales of tax offices/businesses	(899)	(899)	(559)	—
Discrete tax items	—	—	(12,100)	(0.04)
	(1,493)	(1,493)	(13,023)	(0.04)

As adjusted - from continuing operations	$(149,154)	$(202,066)	$(126,250)	$(0.45)

		(in 000s)
	Three months ended October 31, 2013
	EBITDA	Pretax loss	Net loss	Diluted EPS

As reported - from continuing operations	$(138,380)	$(179,362)	$(103,015)	$(0.38)

Adjustments:
Loss contingencies - litigation	350	350	214	—
Severance	1,828	1,828	1,122	—
Professional fees related to HRB Bank transaction	(5,217)	(5,217)	(3,198)	(0.01)
Gain on sales of tax offices/businesses	(599)	(599)	(367)	—
Discrete tax items	—	—	(7,061)	(0.03)
	(3,638)	(3,638)	(9,290)	(0.04)

As adjusted - from continuing operations	$(142,018)	$(183,000)	$(112,305)	$(0.42)

		(in 000s)
	Six months ended October 31, 2014
	EBITDA	Pretax loss	Net loss	Diluted EPS

As reported - from continuing operations	$(275,851)	$(376,389)	$(222,078)	$(0.81)

Adjustments:
Loss contingencies - litigation	272	272	169	—
Severance	1,051	1,051	654	—
Professional fees related to HRB Bank transaction	114	114	71	—
Asset impairments	1,374	1,374	855	—
Gain on sales of AFS securities	(1,398)	(1,398)	(870)	—
Gain on sales of tax offices/businesses	(899)	(899)	(559)	—
Discrete tax items	—	—	(12,149)	(0.04)
	514	514	(11,829)	(0.04)

As adjusted - from continuing operations	$(275,337)	$(375,875)	$(233,907)	$(0.85)

H&R Block, Inc. | Q2 FY2015 Form 10-Q	41

		(in 000s)
	Six months ended October 31, 2013
	EBITDA	Pretax loss	Net loss	Diluted EPS

As reported - from continuing operations	$(285,554)	$(363,856)	$(216,285)	$(0.79)

Adjustments:
Loss contingencies - litigation	723	723	443	—
Severance	2,933	2,933	1,799	0.01
Professional fees related to HRB Bank transaction	1,807	1,807	1,108	—
Gain on sales of tax offices/businesses	(599)	(599)	(367)	—
Discrete tax items	—	—	(6,904)	(0.03)
	4,864	4,864	(3,921)	(0.02)

As adjusted - from continuing operations	$(280,690)	$(358,992)	$(220,206)	$(0.81)

The following is a reconciliation of EBITDA:

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2014	2013	2014	2013
Net loss - as reported	$(111,998)	$(104,943)	$(228,230)	$(220,130)
Add back:
Discontinued operations	(1,229)	1,928	6,152	3,845
Income taxes of continuing operations	(87,346)	(76,347)	(154,311)	(147,571)
Interest expense of continuing operations	13,983	14,314	27,923	28,760
Depreciation and amortization of continuing operations	38,929	26,668	72,615	49,542
	(35,663)	(33,437)	(47,621)	(65,424)
EBITDA from continuing operations	$(147,661)	$(138,380)	$(275,851)	$(285,554)

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

42	Q2 FY2015 Form 10-Q | H&R Block, Inc.

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
We have been named and from time to time will likely continue to be named, as a defendant in various legal actions, including arbitrations, class actions, actions or inquiries by state attorneys general, and other litigation arising in connection with our various business activities, including relating to our various service and product offerings. We also grant our franchisees a limited license to use our registered trademarks and, accordingly, there is risk that one or more of the franchisees may be identified as being controlled by us. Third parties, regulators or courts may seek to hold us responsible for the actions or failures to act by our franchisees. Adverse outcomes related to litigation could result in substantial damages and could cause our earnings to decline. Negative public opinion could also result from our subsidiaries' actual or alleged conduct in such claims, possibly damaging our reputation, which, in turn, could adversely affect our business prospects and cause the market price of our securities to decline.
In addition, we have been sued, and certain of our competitors have been sued, in connection with the offering of different types of refund transfer products. Further, we have received an inquiry from the California Attorney General requesting information regarding our refund transfer product, the RAC. In a case involving one of our competitors, a California appellate court affirmed a trial court's ruling that the competitor's specific version of a refund transfer product was subject to truth-in-lending and other related laws. Following the appellate court's ruling, the case was denied further appellate review. We believe there are differences that distinguish our RAC product from the product that was the subject of the competitor's case described above. Revenues from our RAC product totaled $181 million in fiscal year 2014; any requirement that materially alters our offering of RACs, including limitations on the fees we charge or disclosure requirements that could reduce the demand for these products, could have a material adverse impact on our business and our consolidated financial position, results of operations and cash flows.
There have been no other material changes in our risk factors from those reported at April 30, 2014 in our Annual Report on Form 10-K.

H&R Block, Inc. | Q2 FY2015 Form 10-Q	43

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2015 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 – August 31	—	$32.01	—	$857,504
September 1 – September 30	1	$33.52	—	$857,504
October 1 – October 31	27	$30.54	—	$857,504
	28	$30.62

(1)
We purchased approximately 28 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units. There were no open-market repurchases.

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
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1
Amended and Restated H&R Block Executive Performance Plan, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed September 12, 2014, file number 1-6089, is incorporated herein by reference.

10.2
Letter Agreement among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, effective October 23, 2014, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed October 23, 2014, file number 1-6089, is incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

44	Q2 FY2015 Form 10-Q | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
December 9, 2014

/s/ Gregory J. Macfarlane
Gregory J. Macfarlane
Chief Financial Officer
December 9, 2014

/s/ Jeffrey T. Brown
Jeffrey T. Brown
Chief Accounting and Risk Officer
December 9, 2014

H&R Block, Inc. | Q2 FY2015 Form 10-Q	45