Form 10-Q
period 2015-01-31
H&R BLOCK INC
filed 2015-03-05
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on February 28, 2015: 275,248,147 shares.

Form 10-Q for the Period Ended January 31, 2015

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS			(unaudited, in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2015	2014	2015	2014

REVENUES:
Service revenues	$406,441	$138,613	$637,356	$358,845
Royalty, product and other revenues	63,335	23,788	81,905	43,268
Interest income	39,298	37,369	58,027	59,192
	509,074	199,770	777,288	461,305
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	186,656	160,830	307,892	267,668
Occupancy and equipment	92,303	88,387	263,235	249,481
Provision for bad debt and loan losses	39,283	31,420	44,032	45,760
Depreciation and amortization	29,181	25,267	82,695	65,982
Other	47,255	43,761	116,247	124,087
	394,678	349,665	814,101	752,978
Selling, general and administrative:
Marketing and advertising	87,569	77,943	108,227	98,667
Compensation and benefits	60,380	60,211	175,697	168,076
Depreciation and amortization	14,110	6,544	33,211	15,371
Other selling, general and administrative	27,488	29,750	66,991	83,123
	189,547	174,448	384,126	365,237
Total operating expenses	584,225	524,113	1,198,227	1,118,215

Other expense, net	6,666	9,610	9,629	13,295
Interest expense on borrowings	9,048	13,872	36,686	41,476
Loss from continuing operations before income tax benefit	(90,865)	(347,825)	(467,254)	(711,681)
Income tax benefit	(55,554)	(135,074)	(209,865)	(282,645)
Net loss from continuing operations	(35,311)	(212,751)	(257,389)	(429,036)
Net income (loss) from discontinued operations, net of tax (benefits) of $(1,016), ($1,164), $(4,814) and ($3,591)	(1,637)	(1,960)	(7,789)	(5,805)
NET LOSS	$(36,948)	$(214,711)	$(265,178)	$(434,841)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.13)	$(0.78)	$(0.94)	$(1.57)
Discontinued operations	—	—	(0.03)	(0.02)
Consolidated	$(0.13)	$(0.78)	$(0.97)	$(1.59)

DIVIDENDS DECLARED PER SHARE	$0.20	$0.20	$0.60	$0.60

COMPREHENSIVE INCOME (LOSS):
Net loss	$(36,948)	$(214,711)	$(265,178)	$(434,841)
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) arising during the period	2,147	(2,926)	6,917	(9,503)
Reclassification adjustment for gains included in income	—	—	(15)	—
Change in foreign currency translation adjustments	(9,987)	(3,313)	(13,342)	(5,823)
Other comprehensive loss	(7,840)	(6,239)	(6,440)	(15,326)
Comprehensive loss	$(44,788)	$(220,950)	$(271,618)	$(450,167)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2015 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	January 31, 2015	January 31, 2014	April 30, 2014

ASSETS
Cash and cash equivalents	$1,321,134	$437,404	$2,185,307
Cash and cash equivalents - restricted	51,085	44,855	115,319
Receivables, less allowance for doubtful accounts of $49,859, $42,716 and $52,578	777,453	677,221	191,618
Prepaid expenses and other current assets	260,802	345,231	198,267
Investments in available-for-sale securities	367,845	—	423,495
Total current assets	2,778,319	1,504,711	3,114,006
Mortgage loans held for investment, less allowance for loan losses of $9,375, $11,563 and $11,272	245,663	282,149	268,428
Investments in available-for-sale securities	7,883	443,770	4,329
Property and equipment, at cost less accumulated depreciation and amortization of $509,039, $469,733 and $446,049	308,805	314,565	304,911
Intangible assets, net	443,329	318,719	355,622
Goodwill	442,961	437,386	436,117
Other assets	151,981	213,987	210,116
Total assets	$4,378,941	$3,515,287	$4,693,529
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Commercial paper borrowings	$591,486	$194,984	$—
Customer banking deposits	1,286,216	806,887	769,785
Accounts payable, accrued expenses and other current liabilities	472,490	520,121	569,007
Accrued salaries, wages and payroll taxes	118,512	108,583	167,032
Accrued income taxes	1,619	23,375	406,655
Current portion of long-term debt	781	400,570	400,637
Total current liabilities	2,471,104	2,054,520	2,313,116
Long-term debt	505,460	505,959	505,837
Other noncurrent liabilities	255,992	268,049	318,027
Total liabilities	3,232,556	2,828,528	3,136,980
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 316,628,110	3,166	3,166	3,166
Convertible preferred stock, no par, stated value $0.01 per share, 500,000 shares authorized	—	—	—
Additional paid-in capital	778,845	762,102	766,654
Accumulated other comprehensive income (loss)	(1,263)	(4,776)	5,177
Retained earnings	1,158,376	734,233	1,589,297
Less treasury shares, at cost	(792,739)	(807,966)	(807,745)
Total stockholders' equity	1,146,385	686,759	1,556,549
Total liabilities and stockholders' equity	$4,378,941	$3,515,287	$4,693,529

See accompanying notes to consolidated financial statements.

2	Q3 FY2015 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Nine months ended January 31,	2015	2014

NET CASH USED IN OPERATING ACTIVITIES	$(1,247,200)	$(1,120,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(100)	(45,158)
Maturities of and payments received on available-for-sale securities	68,013	72,502
Principal payments on mortgage loans held for investment, net	18,098	35,320
Capital expenditures	(98,876)	(125,654)
Payments made for business acquisitions, net of cash acquired	(112,163)	(37,865)
Proceeds received on notes receivable	—	64,865
Franchise loans:
Loans funded	(48,013)	(62,039)
Payments received	34,164	17,893
Other, net	6,179	12,227
Net cash used in investing activities	(132,698)	(67,909)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of commercial paper and other short-term borrowings	(457,576)	(80,930)
Proceeds from issuance of commercial paper and other short-term borrowings	1,049,062	275,914
Repayments of long-term debt	(400,000)	—
Customer banking deposits, net	515,015	(124,947)
Dividends paid	(164,905)	(164,134)
Proceeds from exercise of stock options	16,026	28,083
Other, net	(26,348)	(35,919)
Net cash provided by (used in) financing activities	531,274	(101,933)

Effects of exchange rate changes on cash	(15,549)	(20,016)

Net decrease in cash and cash equivalents	(864,173)	(1,310,180)
Cash and cash equivalents at beginning of the period	2,185,307	1,747,584
Cash and cash equivalents at end of the period	$1,321,134	$437,404

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$201,374	$87,672
Interest paid on borrowings	43,561	43,297
Interest paid on deposits	523	1,696
Transfers of foreclosed loans to other assets	3,240	6,389
Accrued additions to property and equipment	1,986	4,113
Conversion of investment in preferred stock to available-for-sale common stock	5,000	—
Transfer of mortgage loans held for investment to held for sale	—	7,608

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2015 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of January 31, 2015 and 2014, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended January 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2015 and 2014 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of January 31, 2015 and 2014 and for all periods presented have been made.
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
NOTE 2: H&R BLOCK BANK
In April 2014, our subsidiaries, H&R Block Bank (HRB Bank) and Block Financial LLC, the sole shareholder of HRB Bank (Block Financial), entered into a definitive Purchase and Assumption Agreement (P&A Agreement) with BofI Federal Bank, a federal savings bank (BofI). The P&A Agreement is subject to various closing conditions, including the receipt of certain required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. If the closing conditions (including regulatory approvals) are satisfied, we will complete a transaction in which we will sell assets and assign certain liabilities, including all of HRB Bank's deposit liabilities, to BofI (P&A Transaction). As previously disclosed, the parties to the P&A Agreement entered into a Letter Agreement, effective October 23, 2014 (October Letter Agreement), which, among other things, extended the date after which any party is permitted to terminate the P&A Agreement from October 31, 2014 to May 31, 2015. The October Letter Agreement was filed as an exhibit to our Current Report on Form 8-K on October 23, 2014. The parties to the P&A Agreement entered into another Letter Agreement, effective February 12, 2015 (February Letter Agreement), which, among other things, extended the date after which any party is permitted to terminate the P&A Agreement from May 31, 2015 to July 31, 2015 and set the date of closing as June 30, 2015, unless otherwise agreed by the parties. The February Letter Agreement was filed as an exhibit to our Current Report on Form 8-K on February 13, 2015.
Due to the lack of regulatory approval, we continue to offer financial services products to our clients through HRB Bank during the 2015 tax season.

4	Q3 FY2015 Form 10-Q | H&R Block, Inc.

Upon the closing of the P&A Transaction, we will make a cash payment to BofI for the difference in the carrying value of assets sold and the carrying value of liabilities (including deposit liabilities) transferred. The amount of the cash payment made at closing will primarily be equal to the carrying value of the liabilities to be transferred since the carrying value of the assets to be transferred is immaterial. Pursuant to the February Letter Agreement, the parties have set the date of closing as June 30, 2015, unless otherwise agreed by the parties. Due to the seasonality of our business, the timing of any closing of the P&A Transaction will impact the amount of deposit liabilities transferred. Assuming the P&A Transaction closes on June 30, 2015, we estimate that our cash payment to BofI will equal approximately $425 million to $575 million. In connection with the closing we intend to liquidate the available-for-sale (AFS) securities held by HRB Bank, which totaled $368 million at January 31, 2015.
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
NOTE 3: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 5.3 million shares for the three and nine months ended January 31, 2015, and 5.7 million shares for the three and nine months ended January 31, 2014, as the effect would be antidilutive due to the net loss from continuing operations during those periods.

H&R Block, Inc. | Q3 FY2015 Form 10-Q	5

The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2015	2014	2015	2014
Net loss from continuing operations attributable to shareholders	$(35,311)	$(212,751)	$(257,389)	$(429,036)
Amounts allocated to participating securities	(105)	(88)	(291)	(242)
Net loss from continuing operations attributable to common shareholders	$(35,416)	$(212,839)	$(257,680)	$(429,278)

Basic weighted average common shares	275,190	274,110	274,957	273,699
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	275,190	274,110	274,957	273,699

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.13)	$(0.78)	$(0.94)	$(1.57)
Diluted	(0.13)	(0.78)	(0.94)	(1.57)
STOCK-BASED COMPENSATION – During the nine months ended January 31, 2015, we acquired 0.3 million shares of our common stock at an aggregate cost of $10.4 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the nine months ended January 31, 2014, we acquired 0.2 million shares at an aggregate cost of $6.0 million for similar purposes.
During the nine months ended January 31, 2015 and 2014, we issued 1.3 million and 1.8 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the nine months ended January 31, 2015, we granted equity awards equivalent to 1.0 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Nonvested units generally either vest over a three-year period with one-third vesting each year or cliff vest at the end of a three-year period. Stock-based compensation expense of our continuing operations totaled $6.1 million and $20.7 million for the three and nine months ended January 31, 2015, respectively, and $4.7 million and $15.5 million for the three and nine months ended January 31, 2014, respectively. As of January 31, 2015, unrecognized compensation cost for stock options totaled $0.3 million, and for nonvested shares and units totaled $37.2 million.

6	Q3 FY2015 Form 10-Q | H&R Block, Inc.

OTHER COMPREHENSIVE INCOME – Components of other comprehensive income include foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities, and are as follows:

(in 000s)
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on AFS Securities	Total
Balances as of May 1, 2014	$3,334	$1,843	$5,177
Other comprehensive income (loss) before reclassifications:
Gross gains (losses) arising during the year	(13,342)	11,389	(1,953)
Income taxes	—	4,472	4,472
	(13,342)	6,917	(6,425)
Amounts reclassified to net income:
Gross amount reclassified	—	(24)	(24)
Income taxes	—	(9)	(9)
	—	(15)	(15)
Net other comprehensive income (loss)	(13,342)	6,902	(6,440)
Balances as of January 31, 2015	$(10,008)	$8,745	$(1,263)

Balances as of May 1, 2013	$6,809	$3,741	$10,550
Other comprehensive income (loss) before reclassifications:
Gross losses arising during the year	(5,823)	(15,709)	(21,532)
Income taxes	—	(6,206)	(6,206)
Net other comprehensive loss	(5,823)	(9,503)	(15,326)
Balances as of January 31, 2014	$986	$(5,762)	$(4,776)

Gross amounts reclassified out of accumulated other comprehensive income are included in other expense, net in the consolidated statements of operations.
NOTE 4: RECEIVABLES
Receivables consist of the following:

(in 000s)
As of	January 31, 2015		January 31, 2014		April 30, 2014
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$71,420	$84,770	$104,841	$114,676	$63,716	$90,747
Receivables for tax preparation and related fees	234,056	—	73,575	—	45,619	—
Cash Back® receivables	7,130	—	10,099	—	48,812	—
Emerald Advance lines of credit	370,041	2,254	444,590	5,555	20,577	3,862
Royalties from franchisees	68,486	—	30,309	—	9,978	—
Other	76,179	15,404	56,523	23,384	55,494	17,186
	827,312	102,428	719,937	143,615	244,196	111,795
Allowance for doubtful accounts	(49,859)	—	(42,716)	(2,531)	(52,578)	—
	$777,453	$102,428	$677,221	$141,084	$191,618	$111,795

We recognize revenue for tax preparation services when tax returns are electronically filed. As of January 31, 2014, we did not recognize revenue and related receivables for 1.8 million tax returns. Balances presented above as short-term are included in receivables, while the long-term portions are included in other assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances as of January 31, 2015 and 2014 and April 30, 2014, consisted of $100.3 million, $132.3 million and $109.1 million, respectively, in term loans made primarily to finance the purchase

H&R Block, Inc. | Q3 FY2015 Form 10-Q	7

of franchises and $55.9 million, $87.2 million and $45.4 million, respectively, in revolving lines of credit primarily for the purpose of funding off-season working capital needs.
As of January 31, 2015 and 2014, loans with a principal balance of $1.4 million and $0.6 million, respectively, were more than 30 days past due, while we had no loans more than 30 days past due at April 30, 2014. We had no loans to franchisees on non-accrual status.
CANADIAN CASH BACK® PROGRAM – Refunds advanced under the Cash Back program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. Cash Back amounts are generally received within 60 days of filing the client's return. As of January 31, 2015 and 2014 and April 30, 2014, $0.3 million, $0.5 million and $1.9 million of Cash Back balances were more than 60 days old, respectively.
H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our H&R Block Emerald Advance® lines of credit (EA) receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of January 31, 2015, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2015	$342,461
2014	3,374
2013	1,472
2012 and prior	4,171
Revolving loans	20,817
$372,295

As of January 31, 2015 and 2014 and April 30, 2014, $19.5 million, $25.7 million and $20.7 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.
ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our short-term and long-term receivables for the nine months ended January 31, 2015 and 2014 is as follows:

(in 000s)
	EAs	Loans to Franchisees	Cash Back ®	All Other	Total
Balances as of May 1, 2014	$7,530	$—	$3,002	$42,046	$52,578
Provision	28,521	—	199	12,944	41,664
Charge-offs	—	—	(1,521)	(42,862)	(44,383)
Balances as of January 31, 2015	$36,051	$—	$1,680	$12,128	$49,859

Balances as of May 1, 2013	$7,390	$—	$2,769	$47,544	$57,703
Provision	24,787	42	248	12,202	37,279
Charge-offs	—	(2)	(1,667)	(48,066)	(49,735)
Balances as of January 31, 2014	$32,177	$40	$1,350	$11,680	$45,247

8	Q3 FY2015 Form 10-Q | H&R Block, Inc.

NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT
The composition of our mortgage loan portfolio is as follows:

(dollars in 000s)
As of	January 31, 2015		January 31, 2014		April 30, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$135,481	54%	$158,369	54%	$149,480	54%
Fixed-rate loans	117,484	46%	132,956	46%	127,943	46%
	252,965	100%	291,325	100%	277,423	100%
Unamortized deferred fees and costs	2,073		2,387		2,277
Less: Allowance for loan losses	(9,375)		(11,563)		(11,272)
	$245,663		$282,149		$268,428

Our loan loss allowance as a percent of mortgage loans was 3.7% as of January 31, 2015, compared to 4.0% as of January 31, 2014 and 4.1% as of April 30, 2014.
Activity in the allowance for loan losses for the nine months ended January 31, 2015 and 2014 is as follows:

(in 000s)
Nine months ended January 31,	2015	2014
Balance at beginning of the period	$11,272	$14,314
Provision	1,090	7,224
Recoveries	1,155	3,250
Charge-offs	(4,142)	(13,225)
Balance at end of the period	$9,375	$11,563

When determining our allowance for loan losses, we evaluate loans less than 60 days past due on a pooled basis, while loans we consider impaired, including those loans more than 60 days past due or modified as a troubled debt restructuring (TDR), are evaluated individually. The balance of these loans and the related allowance is as follows:

(in 000s)
As of	January 31, 2015		January 31, 2014		April 30, 2014
	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance	Portfolio Balance	Related Allowance
Pooled (less than 60 days past due)	$144,144	$3,629	$169,404	$4,979	$158,496	$4,508
Impaired:
Individually (TDRs)	38,782	4,083	44,635	4,371	43,865	4,346
Individually (60 days or more past due)	70,039	1,663	77,286	2,213	75,062	2,418
	$252,965	$9,375	$291,325	$11,563	$277,423	$11,272

Detail of our mortgage loans held for investment and the related allowance as of January 31, 2015 is as follows:

(dollars in 000s)
	Outstanding Principal Balance	Loan Loss Allowance		% 30+ Days Past Due
		Amount	% of Principal
Purchased from SCC	$145,812	$7,292	5.0%	28.4%
All other	107,153	2,083	1.9%	6.8%
	$252,965	$9,375	3.7%	19.2%

H&R Block, Inc. | Q3 FY2015 Form 10-Q	9

Credit quality indicators as of January 31, 2015 include the following:

(in 000s)
Credit Quality Indicators	Purchased from SCC	All Other	Total Portfolio
Occupancy status:
Owner occupied	$107,581	$70,670	$178,251
Non-owner occupied	38,231	36,483	74,714
	$145,812	$107,153	$252,965
Documentation level:
Full documentation	$47,314	$76,095	$123,409
Limited documentation	4,607	11,745	16,352
Stated income	82,252	11,857	94,109
No documentation	11,639	7,456	19,095
	$145,812	$107,153	$252,965
Internal risk rating:
High	$41,216	$—	$41,216
Medium	104,596	—	104,596
Low	—	107,153	107,153
	$145,812	$107,153	$252,965

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
Detail of the aging of the mortgage loans in our portfolio as of January 31, 2015 is as follows:

(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$11,305	$238	$45,864	$57,407	$88,405	$145,812
All other	5,416	302	7,408	13,126	94,027	107,153
	$16,721	$540	$53,272	$70,533	$182,432	$252,965

(1)	We do not accrue interest on loans past due 90 days or more.

10	Q3 FY2015 Form 10-Q | H&R Block, Inc.

Information related to our non-accrual loans is as follows:

(in 000s)
As of	January 31, 2015	January 31, 2014	April 30, 2014
Loans:
Purchased from SCC	$59,452	$64,573	$61,767
Other	11,117	12,325	12,528
	70,569	76,898	74,295
TDRs:
Purchased from SCC	4,928	4,221	4,648
Other	817	957	951
	5,745	5,178	5,599
Total non-accrual loans	$76,314	$82,076	$79,894

Information related to impaired loans is as follows:

(in 000s)
	Balance With Allowance	Balance With No Allowance	Total Impaired Loans	Related Allowance
As of January 31, 2015:
Purchased from SCC	$24,318	$67,320	$91,638	$4,772
Other	3,388	13,797	17,185	974
	$27,706	$81,117	$108,823	$5,746
As of January 31, 2014:
Purchased from SCC	$28,037	$73,873	$101,910	$5,341
Other	5,030	14,982	20,012	1,243
	$33,067	$88,855	$121,922	$6,584
As of April 30, 2014:
Purchased from SCC	$27,924	$71,075	$98,999	$3,239
Other	5,176	14,752	19,928	3,525
	$33,100	$85,827	$118,927	$6,764

Information related to the allowance for impaired loans is as follows:

(in 000s)
As of	January 31, 2015	January 31, 2014	April 30, 2014
Portion of total allowance for loan losses allocated to impaired loans and TDR loans:
Based on collateral value method	$1,663	$2,213	$2,418
Based on discounted cash flow method	4,083	4,371	4,346
	$5,746	$6,584	$6,764

Information related to activities of our non-performing assets is as follows:

(in 000s)
Nine months ended January 31,	2015	2014
Average impaired loans:
Purchased from SCC	$96,767	$116,061
All other	18,683	22,607
	$115,450	$138,668

H&R Block, Inc. | Q3 FY2015 Form 10-Q	11

NOTE 6: INVESTMENTS
The amortized cost and fair value of securities classified as AFS are summarized below:

(in 000s)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of January 31, 2015:
Mortgage-backed securities	$352,179	$15,566	$—	$367,745
Municipal bonds	4,077	135	(17)	4,195
Common stock	5,000	—	(1,312)	3,688
U.S. treasury bills	100	—	—	100
	$361,356	$15,701	$(1,329)	$375,728
As of January 31, 2014:
Mortgage-backed securities	449,097	3,201	(12,903)	439,395
Municipal bonds	4,134	241	—	4,375
	$453,231	$3,442	$(12,903)	$443,770
As of April 30, 2014:
Mortgage-backed securities	$420,697	$2,798	$—	$423,495
Municipal bonds	4,120	209	—	4,329
	$424,817	$3,007	$—	$427,824

Substantially all AFS debt securities held as of January 31, 2015 mature after five years.
NOTE 7: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill of our Tax Services segment for the nine months ended January 31, 2015 and 2014 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2014	$468,414	$(32,297)	$436,117
Acquisitions	9,614	—	9,614
Disposals and foreign currency changes, net	(2,770)	—	(2,770)
Impairments	—	—	—
Balances as of January 31, 2015	$475,258	$(32,297)	$442,961

Balances as of April 30, 2013	$467,079	$(32,297)	$434,782
Acquisitions	5,206	—	5,206
Disposals and foreign currency changes, net	(2,602)	—	(2,602)
Impairments	—	—	—
Balances as of January 31, 2014	$469,683	$(32,297)	$437,386

We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

12	Q3 FY2015 Form 10-Q | H&R Block, Inc.

Components of the intangible assets of our Tax Services segment are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of January 31, 2015:
Reacquired franchise rights	$294,587	$(39,954)	$254,633
Customer relationships	169,058	(71,799)	97,259
Internally-developed software	114,447	(78,063)	36,384
Noncompete agreements	30,546	(23,171)	7,375
Franchise agreements	19,201	(7,894)	11,307
Purchased technology	54,700	(18,329)	36,371
	$682,539	$(239,210)	$443,329
As of January 31, 2014:
Reacquired franchise rights	$233,675	$(23,120)	$210,555
Customer relationships	121,055	(56,283)	64,772
Internally-developed software	98,012	(70,964)	27,048
Noncompete agreements	24,573	(22,028)	2,545
Franchise agreements	19,201	(6,614)	12,587
Purchased technology	14,800	(13,588)	1,212
	$511,316	$(192,597)	$318,719
As of April 30, 2014:
Reacquired franchise rights	$233,749	$(26,136)	$207,613
Customer relationships	123,110	(59,521)	63,589
Internally-developed software	101,162	(72,598)	28,564
Noncompete agreements	24,694	(22,223)	2,471
Franchise agreements	19,201	(6,934)	12,267
Purchased technology	54,900	(13,782)	41,118
	$556,816	$(201,194)	$355,622

Amortization of intangible assets for the three and nine months ended January 31, 2015 was $16.7 million and $41.2 million, respectively. Amortization of intangible assets for the three and nine months ended January 31, 2014 was $8.8 million and $21.4 million, respectively. Estimated amortization of intangible assets for fiscal years 2015, 2016, 2017, 2018 and 2019 is $58.8 million, $60.2 million, $51.0 million, $44.2 million and $36.0 million, respectively.
The increase in intangible assets resulted primarily from acquired franchisee and competitor businesses during the period. The weighted-average life of the acquired assets is as follows:

Assets acquired	Weighted-Average Life (in years)
Reacquired franchise rights	6
Customer relationships	6
Internally-developed software	3
Noncompete agreements	5
Total	5

H&R Block, Inc. | Q3 FY2015 Form 10-Q	13

NOTE 8: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
As of	January 31, 2015	January 31, 2014	April 30, 2014
Senior Notes, 5.500%, due November 2022	$497,823	$497,541	$497,612
Senior Notes, 5.125%, due October 2014	—	399,824	399,882
Capital lease obligation	8,418	9,164	8,980
	506,241	906,529	906,474
Less: Current portion	(781)	(400,570)	(400,637)
	$505,460	$505,959	$505,837

Our 5.125% Senior Notes with a principal balance of $400 million matured in October 2014 and, utilizing available cash on hand, we repaid them according to their terms.
In addition to our long-term debt obligations, we also had commercial paper borrowings of $591.5 million at January 31, 2015, compared to $195.0 million at the same time last year. These borrowings were used to fund our seasonal working capital needs.
NOTE 9: FAIR VALUE
FAIR VALUE MEASUREMENT
Assets measured on a recurring basis are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Our investments in AFS securities are carried at fair value on a recurring basis with gains and losses reported as a component of other comprehensive income, except for losses assessed to be other than temporary. Our AFS securities include certain agency and agency-sponsored mortgage-backed securities and municipal bonds. Quoted market prices are not available for these securities, as they are not actively traded and have fewer observable transactions. As a result, we use third-party pricing services to determine fair value and classify the securities as Level 2. The third-party pricing services' models are based on market data and utilize available trade, bid and other market information for similar securities. Quarterly, we compare the prices obtained from our third-party pricing services to other available independent pricing information to validate the reasonableness of the valuations provided. In addition, we also perform analytics to assess the reasonableness of the fair value received from the third-party pricing service based on changes in the portfolio and changes in market conditions. We evaluate whether adjustments to third-party pricing is necessary and historically, we have not made adjustments to prices obtained from our third-party pricing services.
There were no transfers of AFS securities between hierarchy levels during the nine months ended January 31, 2015 and 2014. See note 6 for details of our AFS securities that were remeasured at fair value on a recurring basis during the nine months ended January 31, 2015 and 2014 and the unrealized gains or losses on those remeasurements.
The following table presents the assets that were remeasured at fair value on a non-recurring basis during the nine months ended January 31, 2015 and 2014 and the losses on those remeasurements:

(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Losses
As of January 31, 2015:
Impaired mortgage loans held for investment	$57,314	$—	$—	$57,314	$(1,756)
As a percentage of total assets	1.3%	—%	—%	1.3%

As of January 31, 2014:
Impaired mortgage loans held for investment	$71,053	$—	$—	$71,053	$(4,022)
As a percentage of total assets	2.0%	—%	—%	2.0%

14	Q3 FY2015 Form 10-Q | H&R Block, Inc.

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
The following table presents the quantitative information about our Level 3 fair value measurements, which utilize significant unobservable internally-developed inputs:

(in 000s)
	Fair Value as of January 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired mortgage loans held for investment – non TDRs	$68,376	Collateral- based	Cost to list/sell Time to sell (months) Collateral depreciation Loss severity	0% – 193%(10%) 24 (24) (166%) – 100%(38%) 0% – 100%(61%)
Impaired mortgage loans held for investment – TDRs	$34,699	Discounted cash flow	Aged default performance Loss severity	23% – 37%(30%) 0% – 23%(6%)
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	January 31, 2015		January 31, 2014		April 30, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$1,321,134	$1,321,134	$437,404	$437,404	$2,185,307	$2,185,307
Cash and cash equivalents - restricted	51,085	51,085	44,855	44,855	115,319	115,319
Receivables, net - short-term	777,453	777,453	677,221	679,590	191,618	191,618
Mortgage loans held for investment, net	245,663	190,422	282,149	195,282	268,428	192,281
Investments in AFS securities	375,728	375,728	443,770	443,770	427,824	427,824
Receivables, net - long-term	102,428	102,428	141,084	140,661	111,795	111,795
Liabilities:
Customer banking deposits	1,286,582	1,273,283	808,008	810,486	770,288	765,376
Long-term debt	506,241	558,693	906,529	953,944	906,474	955,050
Contingent consideration payments	12,848	12,848	10,523	10,523	9,206	9,206

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

▪
Mortgage loans held for investment, net - The fair value of mortgage loans held for investment is estimated using a third-party pricing service. The fair value is determined using the present value of expected future cash flows at the asset level, assuming future prepayments and using discount factors determined by prices obtained for residential loans with similar characteristics in the secondary market, as discounted for illiquid

H&R Block, Inc. | Q3 FY2015 Form 10-Q	15

assets. Quarterly, we perform analytics to assess the reasonableness of the fair value received from the third-party pricing service based on changes in the portfolio and changes in market conditions. We evaluate whether adjustments to third-party pricing is necessary and historically, we have not made adjustments to prices obtained from our third-party pricing service (Level 3).

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
In December 2014, we received written notice from our IRS exam team of the completion of the examination of our 2011 and 2012 federal income tax returns for which we agreed to all proposed adjustments. We recorded the impact of the completed audit in the current quarter. The Company currently does not have a U.S. federal return under examination.
We had gross unrecognized tax benefits of $79.3 million, $127.5 million and $111.5 million as of January 31, 2015 and 2014 and April 30, 2014, respectively. The gross unrecognized tax benefits decreased $32.2 million and decreased $18.9 million during the nine months ended January 31, 2015 and 2014, respectively. The decrease in unrecognized tax benefits during the nine months ending January 31, 2015 is related to tax positions expiring due to statutes of limitations and the settlement of our federal 2011 and 2012 audit, partially offset by changes for various current year federal and state positions. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $8 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated settlements of state audit issues. The portion of unrecognized benefits expected to be cash settled within the next twelve months amounts to $1.9 million and is included in accrued income taxes on our consolidated balance sheet. The remaining liability for uncertain tax positions is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
We had income taxes receivable of $40.9 million and $57.6 million as of January 31, 2015 and 2014, respectively. These receivables were included in prepaid expenses and other current assets on the consolidated balance sheet. As of April 30, 2014, the balance in accrued income taxes was a payable of $407 million. Due to the seasonality of our core business, in which we incur operating losses in the first three fiscal quarters, tax benefits are recorded through the first nine months which reduces the tax payable balance. In the fourth quarter, the company realizes substantial operating income which more than offsets the losses incurred in the first three quarters. This results in a significant increase in our income taxes payable late in the fiscal year.
Consistent with prior years, our pretax loss for the nine months ended January 31, 2015 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur in our fiscal year. The amount of tax benefit recorded reflects management's estimate

16	Q3 FY2015 Form 10-Q | H&R Block, Inc.

of the annual effective tax rate applied to the year-to-date loss from continuing operations. Certain discrete tax adjustments are also reflected in income tax expense for the periods presented.
A discrete income tax benefit of $18.7 million was recorded in the three months ended January 31, 2015 while a discrete tax expense of $3.2 million was recorded in the same period of the prior year. The discrete tax benefit recorded in the current period resulted from the settlement of our 2011-2012 federal audit and revised state income tax positions. During the nine months ended January 31, 2015, a net discrete tax benefit of $30.9 million was recorded. In addition to discrete tax benefits recorded in the current quarter, the expiration of statutes of limitation contributed to the year-to-date discrete tax benefits. We recorded a net discrete tax benefit of $3.7 million during the nine months ended January 31, 2014.
Excluding discrete items, management's estimate of the annualized effective tax rate for the nine months ended January 31, 2015 and 2014 was 38.3% and 39.2%, respectively. Our effective tax rate for continuing operations, including the effects of discrete income tax items was 44.9% and 39.7% for the nine months ended January 31, 2015 and 2014, respectively. Due to the loss in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. Due to the seasonal nature of our business, the effective tax rate through our third quarter may not be indicative of the rate for our full fiscal year.
NOTE 11: INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and expense:

(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2015	2014	2015	2014
Interest income:
Emerald Advance lines of credit	$30,288	$27,656	$31,439	$28,602
Mortgage loans, net	3,103	3,409	9,070	10,582
Loans to franchisees	2,260	2,396	6,221	7,069
AFS securities	2,063	2,430	6,466	7,284
Other	1,584	1,478	4,831	5,655
	$39,298	$37,369	$58,027	$59,192
Interest expense:
Borrowings	$9,048	$13,872	$36,686	$41,476
Deposits	224	571	509	1,727
	$9,272	$14,443	$37,195	$43,203

The presentation of interest expense from borrowings in the amount of $13.9 million and $41.5 million for the three and nine months ended January 31, 2014, respectively, has been restated to correct errors in presentation. We reclassified such interest expense from cost of revenues to a separate caption in the consolidated statements of operations and comprehensive loss.
NOTE 12: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our Peace of Mind® (POM) program, the current portion of which is included in accounts payable, accrued expenses and other current liabilities and the long-term portion of which is included in other noncurrent liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Nine months ended January 31,	2015	2014
Balance, beginning of the period	$145,237	$146,286
Amounts deferred for new guarantees issued	17,658	16,686
Revenue recognized on previous deferrals	(54,308)	(59,661)
Balance, end of the period	$108,587	$103,311

H&R Block, Inc. | Q3 FY2015 Form 10-Q	17

We accrued $9.0 million, $15.2 million and $11.4 million as of January 31, 2015 and 2014 and April 30, 2014, respectively, related to estimated losses under our standard guarantee, which is included with our standard in-office tax preparation services. The current portion of this liability is included in accounts payable, accrued expenses and other current liabilities and the long-term portion is included in other noncurrent liabilities in the consolidated balance sheets.
We have accrued estimated contingent consideration payments totaling $12.8 million, $10.5 million and $9.2 million as of January 31, 2015 and 2014 and April 30, 2014, respectively, related to acquisitions, with the short-term amount recorded in accounts payable, accrued expenses and other current liabilities and the long-term portion included in other noncurrent liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $79.2 million at January 31, 2015, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $23.2 million.
We maintain compensating balances with certain financial institutions that are creditors in our $1.5 billion unsecured committed line of credit governed by a Credit and Guarantee Agreement (2012 CLOC), which are not legally restricted as to withdrawal. We had no material compensating balances as of January 31, 2015. These balances may fluctuate significantly over the course of any fiscal year.
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of January 31, 2015. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of January 31,

18	Q3 FY2015 Form 10-Q | H&R Block, Inc.

2015 and 2014 and April 30, 2014, we accrued liabilities of $8.9 million, $20.9 million and $23.7 million, respectively, for matters other than those described in note 14.
For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. This estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of January 31, 2015, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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
On October 15, 2010, the Federal Home Loan Bank of Chicago (FHLB-Chicago) filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC-related entities, H&R Block, Inc. and other entities, arising out of FHLB-Chicago's purchase of residential mortgage-backed securities (RMBSs). The plaintiff seeks rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities collateralized by loans originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $33 million remains outstanding.

H&R Block, Inc. | Q3 FY2015 Form 10-Q	19

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
On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. The case is proceeding on the remaining claims. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On April 5, 2013, a third lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC. The suit, styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 13-cv-2107), was filed as a related matter to the September 2012 Homeward suit mentioned above. In this April 2013 lawsuit, the plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2007-4 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 159 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. The case is proceeding on the remaining claims. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

20	Q3 FY2015 Form 10-Q | H&R Block, Inc.

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
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
RAL and RAC Litigation. A series of putative class action lawsuits were filed against us in various federal courts beginning on November 17, 2011 concerning the refund anticipation loan (RAL) and refund anticipation check (RAC) products. The plaintiffs generally allege we engaged in unfair, deceptive or fraudulent acts in violation of various state consumer protection laws by facilitating RALs that were accompanied by allegedly inaccurate TILA disclosures, and by offering RACs without any TILA disclosures. Certain plaintiffs also allege violation of disclosure requirements of various state statutes expressly governing RALs and provisions of those statutes prohibiting tax preparers from charging or retaining certain fees. Collectively, the plaintiffs seek to represent clients who purchased RAL or RAC products in up to forty-two states and the District of Columbia during timeframes ranging from 2007 to the present. The plaintiffs seek equitable relief, disgorgement of profits, compensatory and statutory damages, restitution, civil penalties, attorneys' fees and costs. These cases were consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Northern District of Illinois for coordinated pretrial proceedings, in a matter styled IN RE: H&R Block Refund Anticipation Loan Litigation (MDL No. 2373/No: 1:12-CV-02973-JBG ). On July 23, 2014, the MDL court granted our motion to compel arbitration of the claims of the named plaintiffs and stayed the cases pending arbitration. The MDL court certified its arbitration order for interlocutory appeal. Plaintiffs filed a petition for permission to appeal with the Seventh Circuit Court of Appeals, which was denied on January 30, 2015. The cases remain stayed pending arbitration. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
Compliance Fee Litigation. On April 16, 2012, a putative class action lawsuit was filed against us in the Circuit Court of Jackson County, Missouri styled Manuel H. Lopez III v. H&R Block, Inc., et al. (Case # 1216CV12290) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all Missouri citizens who were charged the compliance fee, and asserts claims of violation of the Missouri Merchandising Practices Act, money had and received, and unjust enrichment. We filed a motion to compel arbitration of the 2011 claims. The court denied the motion. We filed an appeal. On May 6, 2014, the Missouri Court of Appeals, Western District, reversed the ruling of the trial court and remanded the case for further consideration of the motion, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
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
Form 8863 Litigation. A series of putative class action lawsuits were filed against us in various federal courts and one state court beginning on March 13, 2013. Taken together, the plaintiffs in these lawsuits purport to represent certain clients nationwide who filed Form 8863 during tax season 2013 through an H&R Block office or using H&R Block At Home® online tax services or tax preparation software, and allege breach of contract, negligence and violation of state consumer laws in connection with transmission of the form. The plaintiffs seek damages, pre-judgment interest, attorneys' fees and costs. In August 2013, the plaintiff in the state court action voluntarily dismissed her case without prejudice. The Judicial Panel on Multidistrict Litigation subsequently granted our petition to consolidate the remaining federal lawsuits for coordinated pretrial proceedings in the United States District Court for the Western District of Missouri in a proceeding styled IN RE: H&R BLOCK IRS FORM 8863 LITIGATION (MDL No. 2474/Case No. 4:13-MD-02474-FJG). On July 11, 2014, the MDL court granted our motion to compel arbitration for those named plaintiffs who agreed to arbitrate their claims. Plaintiffs filed a consolidated class action complaint in October 2014. We filed a motion to strike the class allegations relating to those clients who agreed to arbitration, which the court granted on January 7,

H&R Block, Inc. | Q3 FY2015 Form 10-Q	21

2015. The cases remain stayed with respect to the individual plaintiffs who agreed to arbitration. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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
Mortgage loans originated by SCC were sold either as whole loans to single third-party buyers, who generally securitized such loans, or in the form of RMBSs. In connection with the sale of loans and/or RMBSs, SCC made certain representations and warranties. Claims under these representations and warranties together with any settlement arrangements related to these losses are collectively referred to as "representation and warranty claims." These representations and warranties varied based on the nature of the transaction and the buyer's or insurer's requirements, but generally pertained to the ownership of the loan, the validity of the lien securing the loan, borrower fraud, the loan's compliance with the criteria for inclusion in the transaction, including compliance with SCC's underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Representations and warranties related to borrower fraud in whole loan sale transactions to institutional investors, which were generally securitized by such investors and represented approximately 68% of the disposal of loans originated in calendar years 2005, 2006 and 2007, included a "knowledge qualifier" limiting SCC's liability to those instances where SCC had knowledge of the fraud at the time the loans were sold. Representations and warranties made in other sale transactions effectively did not include a knowledge qualifier as to borrower fraud. SCC believes it would have an obligation to repurchase a loan only if it breached a representation and warranty and such breach materially and adversely affects the value of the mortgage loan or certificate holder's interest in the mortgage loan. SCC also would assert that it has no liability for the failure to repurchase any mortgage loan that has been liquidated prior to a repurchase demand, although there is conflicting case law on the liquidated loan defense issue. These decisions are from lower courts, are inconsistent in their analysis and receptivity to this defense, and may be subject to appeal.

22	Q3 FY2015 Form 10-Q | H&R Block, Inc.

Representation and warranty claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan's compliance with the underwriting standards established by SCC at origination and borrower fraud for loans originated in calendar years 2006 and 2007. SCC has received claims representing an original principal amount of $2.2 billion since May 1, 2008, of which $1.8 billion were received prior to fiscal year 2013.
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
Beginning in the fourth quarter of fiscal year 2013 and continuing through the third quarter of fiscal year 2015, SCC has been engaged in discussions with these counterparties regarding the bulk settlement of previously denied and potential future claims. Based on settlement discussions with these counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the representation and warranty and other claims that are the subject of these discussions. On December 5, 2014, SCC entered into a settlement agreement to resolve certain of these claims. The amount paid under the settlement agreement was fully covered by prior accruals. In the event that the ongoing efforts to settle are not successful, SCC believes claim volumes may increase or litigation may result.
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
LIABILITY FOR ESTIMATED CONTINGENT LOSSES – SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subject to a high degree of management judgment and estimates may vary significantly period to period. SCC's loss estimate as of January 31, 2015 is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of prior bulk settlements, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, bulk settlement methodologies used and publicly disclosed by other market participants, the potential pro-rata realization of the claims as compared to all claims and other relevant facts and circumstances when developing its estimate of probable loss. SCC believes that the most significant of these factors are the terms expected to result from ongoing bulk settlement discussions, which have been primarily influenced by the bulk settlement methodologies used and publicly disclosed by other market participants and the anticipated pro-rata realization of the claims of particular counterparties as compared to the anticipated realization if all claims and litigation were resolved together with payment of SCC's related administration and legal expense. Changes in any one of the factors mentioned above could significantly impact the estimate.
The liability is included in accounts payable, accrued expenses and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Nine months ended January 31,	2015	2014
Balance, beginning of the period	$183,765	$158,765
Provisions	10,000	—
Payments	(50,000)	—
Balance, end of the period	$143,765	$158,765

In December 2013, a decision by the New York intermediate appellate court, ACE Securities Corp. v. DB Structured Products, Inc., held that, under New York law, which governs many RMBS transactions into which SCC entered, the six-year statute of limitations starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. That decision has been applied by the state and federal courts in several RMBS lawsuits not involving SCC, resulting in the dismissal of claims involving representations and warranties made

H&R Block, Inc. | Q3 FY2015 Form 10-Q	23

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
SCC is taking the legal position, where appropriate, for both contractual representation and warranty claims and similar claims in litigation, that a valid representation and warranty claim cannot be made with respect to a mortgage loan that has been liquidated. There is conflicting case law on this issue. These decisions are from lower courts, are inconsistent in their analysis and receptivity to this defense, and may be subject to appeal. It is anticipated that the liquidated mortgage loan defense will be the subject of future judicial decisions. In the event the liquidated loan defense is further clarified by the courts or other developments occur, the liquidated loan defense may be a factor in SCC's estimated accrual for representation and warranty claims where such defense may be applicable.
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
As described more fully in note 13, losses may also be incurred with respect to various indemnification claims by underwriters and depositors in securitization transactions in which SCC participated. Losses from these indemnification claims are frequently not subject to a stated term or limit. We have not concluded that a loss related to any of these indemnification claims is probable, have not accrued a liability for these claims and are not able to estimate a reasonably possible loss or range of loss for these claims. Accordingly, neither the accrued liability described above totaling $143.8 million, nor the estimated range of reasonably possible losses in excess of the amount accrued described above, includes any possible losses which may arise from these indemnification claims. There can be no assurances as to the outcome or impact of these indemnification claims. In the event of unfavorable outcomes on these claims, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our business and our consolidated financial position, results of operations and cash flows.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. SCC's principal assets, as of January 31, 2015, total approximately $470 million and consist primarily of an intercompany note receivable and a deferred tax asset. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.

24	Q3 FY2015 Form 10-Q | H&R Block, Inc.

NOTE 15: REGULATORY CAPITAL REQUIREMENTS
The following table sets forth HRB Bank's regulatory capital requirements calculated in its Call Report, as filed with the Federal Financial Institutions Examination Council (FFIEC):

(dollars in 000s)
	Actual		Minimum Capital Requirement			Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2014:
Total risk-based capital ratio (1)	$611,704	87.4%	$55,964	8.0%		$69,955	10.0%
Tier 1 risk-based capital ratio (2)	602,908	86.2%	N/A	N/A		41,973	6.0%
Tier 1 capital ratio (leverage) (3)	602,908	49.6%	145,865	12.0%	(5)	60,777	5.0%
Tangible equity ratio (4)	602,908	49.6%	18,233	1.5%		N/A	N/A
As of December 31, 2013:
Total risk-based capital ratio (1)	$517,031	72.5%	$57,023	8.0%		$71,279	10.0%
Tier 1 risk-based capital ratio (2)	508,015	71.3%	N/A	N/A		42,768	6.0%
Tier 1 capital ratio (leverage) (3)	508,015	37.1%	164,404	12.0%	(5)	68,502	5.0%
Tangible equity ratio (4)	508,015	37.1%	20,550	1.5%		N/A	N/A
As of March 31, 2014:
Total risk-based capital ratio (1)	$563,899	168.5%	$26,771	8.0%		$33,464	10.0%
Tier 1 risk-based capital ratio (2)	559,572	167.2%	N/A	N/A		20,079	6.0%
Tier 1 capital ratio (leverage) (3)	559,572	32.1%	209,041	12.0%	(5)	87,101	5.0%
Tangible equity ratio (4)	559,572	32.1%	26,130	1.5%		N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.

(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.

(3)	Tier 1 (core) capital divided by adjusted total assets.

(4)	Tangible capital divided by tangible assets.

(5)	Effective April 5, 2012, the minimum capital requirement was changed to 4% by the OCC, although HRB Bank plans to maintain a minimum of 12.0% leverage capital at the end of each calendar quarter.
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table above. As of January 31, 2015, HRB Bank's leverage ratio was 31.2%.
To the extent our Holding Companies continue to be SLHCs, our first Federal Reserve regulatory filing disclosing our SLHC regulatory capital ratios will be due in May 2015 with respect to the calendar quarter ending March 31, 2015. Consistent with our past practice regarding HRB Bank’s regulatory capital ratios, we will include H&R Block, Inc.'s regulatory capital ratios in the periodic filing immediately following our quarterly regulatory filing with the Federal Reserve.

H&R Block, Inc. | Q3 FY2015 Form 10-Q	25

NOTE 16: SEGMENT INFORMATION
Results of our continuing operations by reportable segment are as follows:

(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2015	2014	2015	2014
REVENUES :
Tax preparation fees:
U.S. assisted	$283,692	$72,108	$341,107	$123,145
International	10,021	9,253	94,308	82,915
U.S. digital	36,720	17,339	42,545	23,211
	330,433	98,700	477,960	229,271
Royalties	52,284	15,061	68,508	31,150
Revenues from Refund Transfers	50,899	15,542	56,472	21,282
Revenues from Emerald Card®	13,910	12,689	39,479	37,299
Revenues from Peace of Mind® guarantees	13,492	12,684	54,308	59,661
Interest and fee income on Emerald Advance	30,288	27,656	31,439	28,602
Other	11,702	11,664	32,605	36,462
Total Tax Services	503,008	193,996	760,771	443,727
Corporate and eliminations	6,066	5,774	16,517	17,578
	$509,074	$199,770	$777,288	$461,305
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES :
Tax Services	$(75,428)	$(322,099)	$(402,630)	$(625,807)
Corporate and eliminations	(15,437)	(25,726)	(64,624)	(85,874)
	$(90,865)	$(347,825)	$(467,254)	$(711,681)

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
Certain amounts included in the following statements of operations for the three and nine months ended January 31, 2014, the statements of cash flows for the nine months ended January 31, 2014, and the balance sheet as of January 31, 2014 have been restated to correct errors in presentation. The statements of operations have been corrected to properly reflect equity earnings in subsidiaries of H&R Block, Inc. (Guarantor) in "Other income (expense), net" to include income taxes and discontinued operations which were previously shown on separate lines. The balance sheet has been corrected to properly reflect a classified balance sheet and to show the investment in Block Financial by Other Subsidiaries. The statements of cash flows have been corrected to properly reflect intercompany borrowings and payments as either investing or financing activities, as appropriate. These restatements impacted disclosures required by this note, but had no impact on the consolidated financial statements as of and for the three and nine months ended January 31, 2014.
Additionally, as discussed in note 11, the presentation of interest expense on borrowings for the three and nine months ended January 31, 2014 has been restated to correct errors in presentation. We reclassified such interest expense from cost of revenues to a separate caption.

26	Q3 FY2015 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended January 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$62,482	$448,444	$(1,852)	$509,074
Cost of revenues	—	43,405	353,125	(1,852)	394,678
Selling, general and administrative	—	3,401	186,146	—	189,547
Total operating expenses	—	46,806	539,271	(1,852)	584,225
Other expense (income), net	31,053	1,216	(6,198)	(19,405)	6,666
Interest expense on borrowings	—	8,952	96	—	9,048
Income (loss) from continuing operations before tax benefit	(31,053)	5,508	(84,725)	19,405	(90,865)
Income tax expense (benefit)	5,895	(9,823)	(51,626)	—	(55,554)
Net income (loss) from continuing operations	(36,948)	15,331	(33,099)	19,405	(35,311)
Net income (loss) from discontinued operations	—	(2,615)	978	—	(1,637)
Net income (loss)	(36,948)	12,716	(32,121)	19,405	(36,948)
Other comprehensive income (loss)	(7,840)	3,504	(7,840)	4,336	(7,840)
Comprehensive income (loss)	$(44,788)	$16,220	$(39,961)	$23,741	$(44,788)

Three months ended January 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$54,455	$146,755	$(1,440)	$199,770
Cost of revenues	—	41,871	309,234	(1,440)	349,665
Selling, general and administrative	—	10,346	164,102	—	174,448
Total operating expenses	—	52,217	473,336	(1,440)	524,113
Other expense (income), net (1)	214,711	(232)	9,842	(214,711)	9,610
Interest expense on borrowings (1)	—	13,763	109	—	13,872
Loss from continuing operations before tax benefit	(214,711)	(11,293)	(336,532)	214,711	(347,825)
Income tax expense (benefit) (1)	—	7,602	(142,676)	—	(135,074)
Net loss from continuing operations	(214,711)	(18,895)	(193,856)	214,711	(212,751)
Net income (loss) from discontinued operations (1)	—	(2,118)	158	—	(1,960)
Net loss	(214,711)	(21,013)	(193,698)	214,711	(214,711)
Other comprehensive loss	(6,239)	(3,052)	(3,187)	6,239	(6,239)
Comprehensive loss	$(220,950)	$(24,065)	$(196,885)	$220,950	$(220,950)

(1)	Amounts have been restated, including the presentation of interest expense on borrowings, and equity in earnings of subsidiaries net of income taxes and discontinued operations.

H&R Block, Inc. | Q3 FY2015 Form 10-Q	27

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Nine months ended January 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$107,233	$672,000	$(1,945)	$777,288
Cost of revenues	—	66,063	749,978	(1,940)	814,101
Selling, general and administrative	—	12,598	371,533	(5)	384,126
Total operating expenses	—	78,661	1,121,511	(1,945)	1,198,227
Other expense (income), net	264,699	(180)	12,878	(267,768)	9,629
Interest expense on borrowings	—	36,388	298	—	36,686
Loss from continuing operations before tax benefit	(264,699)	(7,636)	(462,687)	267,768	(467,254)
Income tax expense (benefit)	479	(19,486)	(190,858)	—	(209,865)
Net income (loss) from continuing operations	(265,178)	11,850	(271,829)	267,768	(257,389)
Net income (loss) from discontinued operations	—	(11,458)	3,669	—	(7,789)
Net income (loss)	(265,178)	392	(268,160)	267,768	(265,178)
Other comprehensive income (loss)	(6,440)	7,765	(6,440)	(1,325)	(6,440)
Comprehensive income (loss)	$(271,618)	$8,157	$(274,600)	$266,443	$(271,618)

Nine months ended January 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$102,840	$360,095	$(1,630)	$461,305
Cost of revenues	—	80,777	673,831	(1,630)	752,978
Selling, general and administrative	—	25,753	339,484	—	365,237
Total operating expenses	—	106,530	1,013,315	(1,630)	1,118,215
Other expense (income), net (1)	434,841	(1,938)	15,233	(434,841)	13,295
Interest expense on borrowings (1)	—	41,148	328	—	41,476
Loss from continuing operations before tax benefit	(434,841)	(42,900)	(668,781)	434,841	(711,681)
Income tax benefit (1)	—	(3,999)	(278,646)	—	(282,645)
Net loss from continuing operations	(434,841)	(38,901)	(390,135)	434,841	(429,036)
Net loss from discontinued operations (1)	—	(4,834)	(971)	—	(5,805)
Net loss	(434,841)	(43,735)	(391,106)	434,841	(434,841)
Other comprehensive loss	(15,326)	(9,668)	(5,658)	15,326	(15,326)
Comprehensive loss	$(450,167)	$(53,403)	$(396,764)	$450,167	$(450,167)

(1)	Amounts have been restated, including the presentation of interest expense on borrowings, and equity in earnings of subsidiaries net of income taxes and discontinued operations.

28	Q3 FY2015 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of January 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$969,387	$352,015	$(268)	$1,321,134
Cash & cash equivalents - restricted	—	3,459	47,626	—	51,085
Receivables, net	—	436,907	340,546	—	777,453
Prepaid expenses and other current assets	—	89,490	245,850	(74,538)	260,802
Investments in AFS securities	—	367,745	100	—	367,845
Total current assets	—	1,866,988	986,137	(74,806)	2,778,319
Mortgage loans held for investment, net	—	245,663	—	—	245,663
Investments in AFS securities	—	—	7,883	—	7,883
Property and equipment, net	—	136	308,669	—	308,805
Intangible assets, net	—	—	443,329	—	443,329
Goodwill	—	—	442,961	—	442,961
Investments in subsidiaries	635,258	—	69,988	(705,246)	—
Amounts due from affiliates	513,204	459,955	1,029	(974,188)	—
Other assets	—	132,374	19,607	—	151,981
Total assets	$1,148,462	$2,705,116	$2,279,603	$(1,754,240)	$4,378,941

Commercial paper borrowings	$—	$591,486	$—	$—	$591,486
Customer banking deposits	—	1,286,484	—	(268)	1,286,216
Accounts payable, accrued expenses and other current liabilities	1,048	178,197	293,245	—	472,490
Accrued salaries, wages and payroll taxes	—	1,929	116,583	—	118,512
Accrued income taxes	—	53,655	22,502	(74,538)	1,619
Current portion of long-term debt	—	—	781	—	781
Total current liabilities	1,048	2,111,751	433,111	(74,806)	2,471,104
Long-term debt	—	497,823	7,637	—	505,460
Other noncurrent liabilities	—	25,554	230,438	—	255,992
Amounts due to affiliates	1,029	—	973,159	(974,188)	—
Total liabilities	2,077	2,635,128	1,644,345	(1,048,994)	3,232,556
Stockholders' equity	1,146,385	69,988	635,258	(705,246)	1,146,385
Total liabilities and stockholders' equity	$1,148,462	$2,705,116	$2,279,603	$(1,754,240)	$4,378,941

H&R Block, Inc. | Q3 FY2015 Form 10-Q	29

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of January 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$181,483	$256,541	$(620)	$437,404
Cash & cash equivalents - restricted	—	4,883	39,972	—	44,855
Receivables, net	—	529,954	147,267	—	677,221
Prepaid expenses and other current assets (1)	—	14,686	343,228	(12,683)	345,231
Total current assets	—	731,006	787,008	(13,303)	1,504,711
Mortgage loans held for investment, net	—	282,149	—	—	282,149
Investments in AFS securities	—	439,395	4,375	—	443,770
Property and equipment, net	—	126	314,439	—	314,565
Intangible assets, net	—	—	318,719	—	318,719
Goodwill	—	—	437,386	—	437,386
Investments in subsidiaries (1)	2,845,467	—	3,037	(2,848,504)	—
Amounts due from affiliates	—	542,657	2,167,747	(2,710,404)	—
Other assets	9,708	144,759	59,520	—	213,987
Total assets	$2,855,175	$2,140,092	$4,092,231	$(5,572,211)	$3,515,287

Commercial paper borrowings	$—	$194,984	$—	$—	$194,984
Customer banking deposits	—	807,507	—	(620)	806,887
Accounts payable, accrued expenses and other current liabilities	669	190,857	328,595	—	520,121
Accrued salaries, wages and payroll taxes	—	1,823	106,760	—	108,583
Accrued income taxes (1)	—	36,058	—	(12,683)	23,375
Current portion of long-term debt	—	399,824	746	—	400,570
Total current liabilities	669	1,631,053	436,101	(13,303)	2,054,520
Long-term debt	—	497,542	8,417	—	505,959
Other noncurrent liabilities	—	8,460	259,589	—	268,049
Amounts due to affiliates	2,167,747	—	542,657	(2,710,404)	—
Total liabilities	2,168,416	2,137,055	1,246,764	(2,723,707)	2,828,528
Stockholders' equity (1)	686,759	3,037	2,845,467	(2,848,504)	686,759
Total liabilities and stockholders' equity	$2,855,175	$2,140,092	$4,092,231	$(5,572,211)	$3,515,287

Note:	Amounts have been restated to include the presentation of a classified balance sheet.

(1)	Amounts have been restated, including the presentation of deferred tax assets and liabilities and the investment of Other Subsidiaries in Block Financial.

30	Q3 FY2015 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$612,376	$1,574,031	$(1,100)	$2,185,307
Cash & cash equivalents - restricted	—	67,463	47,856	—	115,319
Receivables, net	—	89,975	101,643	—	191,618
Prepaid expenses and other current assets	—	10,202	188,065	—	198,267
Investments in AFS securities	—	423,495	—	—	423,495
Total current assets	—	1,203,511	1,911,595	(1,100)	3,114,006
Mortgage loans held for investment, net	—	268,428	—	—	268,428
Investments in AFS securities	—	—	4,329	—	4,329
Property and equipment, net	—	121	304,790	—	304,911
Intangible assets, net	—	—	355,622	—	355,622
Goodwill	—	—	436,117	—	436,117
Investments in subsidiaries	904,331	—	60,902	(965,233)	—
Amounts due from affiliates	642,101	386,818	397	(1,029,316)	—
Other assets	11,271	173,168	25,677	—	210,116
Total assets	$1,557,703	$2,032,046	$3,099,429	$(1,995,649)	$4,693,529

Customer banking deposits	$—	$770,885	$—	$(1,100)	$769,785
Accounts payable, accrued expenses and other current liabilities	757	223,677	344,573	—	569,007
Accrued salaries, wages and payroll taxes	—	2,190	164,842	—	167,032
Accrued income taxes	—	71,132	335,523	—	406,655
Current portion of long-term debt	—	399,882	755	—	400,637
Total current liabilities	757	1,467,766	845,693	(1,100)	2,313,116
Long-term debt	—	497,612	8,225	—	505,837
Other noncurrent liabilities	—	5,766	312,261	—	318,027
Amounts due to affiliates	397	—	1,028,919	(1,029,316)	—
Total liabilities	1,154	1,971,144	2,195,098	(1,030,416)	3,136,980
Stockholders' equity	1,556,549	60,902	904,331	(965,233)	1,556,549
Total liabilities and stockholders' equity	$1,557,703	$2,032,046	$3,099,429	$(1,995,649)	$4,693,529

H&R Block, Inc. | Q3 FY2015 Form 10-Q	31

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Nine months ended January 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$—	$(290,104)	$(957,096)	$—	$(1,247,200)
Cash flows from investing:
Purchases of AFS securities	—	—	(100)	—	(100)
Maturities of and payments received on AFS securities	—	68,013	—	—	68,013
Principal payments on mortgage loans held for investment, net	—	18,098	—	—	18,098
Capital expenditures	—	(119)	(98,757)	—	(98,876)
Payments made for business acquisitions, net of cash acquired	—	—	(112,163)	—	(112,163)
Loans made to franchisees	—	(47,835)	(178)	—	(48,013)
Repayments from franchisees	—	33,927	237	—	34,164
Intercompany payments/investments in subsidiaries	—	(128,713)	(159,234)	287,947	—
Other, net	—	(1,925)	8,104	—	6,179
Net cash used in investing activities	—	(58,554)	(362,091)	287,947	(132,698)
Cash flows from financing:
Repayments of commercial paper and other short-term borrowings	—	(457,576)	—	—	(457,576)
Proceeds from commercial paper and other short-term borrowings	—	1,049,062	—	—	1,049,062
Repayments of long-term debt	—	(400,000)	—	—	(400,000)
Customer banking deposits, net	—	514,183	—	832	515,015
Dividends paid	(164,905)	—	—	—	(164,905)
Proceeds from exercise of stock options	16,026	—	—	—	16,026
Intercompany borrowings	159,234	—	128,713	(287,947)	—
Other, net	(10,355)	—	(15,993)	—	(26,348)
Net cash provided by (used in) financing activities	—	705,669	112,720	(287,115)	531,274
Effects of exchange rates on cash	—	—	(15,549)	—	(15,549)
Net increase (decrease) in cash and cash equivalents	—	357,011	(1,222,016)	832	(864,173)
Cash and cash equivalents at beginning of the period	—	612,376	1,574,031	(1,100)	2,185,307
Cash and cash equivalents at end of the period	$—	$969,387	$352,015	$(268)	$1,321,134

32	Q3 FY2015 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Nine months ended January 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$(309)	$(347,188)	$(772,825)	$—	$(1,120,322)
Cash flows from investing:
Purchases of AFS securities	—	(45,158)	—	—	(45,158)
Maturities of and payments received on AFS securities	—	72,502	—	—	72,502
Principal payments on mortgage loans held for investment, net	—	35,320	—	—	35,320
Capital expenditures	—	(59)	(125,595)	—	(125,654)
Payments made for business acquisitions, net of cash acquired	—	—	(37,865)	—	(37,865)
Proceeds received on notes receivable	—	—	64,865	—	64,865
Loans made to franchisees	—	(62,039)	—	—	(62,039)
Repayments from franchisees	—	17,893	—	—	17,893
Intercompany payments/investments in subsidiaries (1)	—	(122,216)	(142,407)	264,623	—
Other, net	—	6,384	5,843	—	12,227
Net cash used in investing activities	—	(97,373)	(235,159)	264,623	(67,909)
Cash flows from financing:
Repayments of commercial paper and other short-term borrowings	$—	$(80,930)	$—	$—	$(80,930)
Proceeds from commercial paper and other short-term borrowings	—	275,914	—	—	275,914
Customer banking deposits, net	—	(127,050)	—	2,103	(124,947)
Dividends paid	(164,134)	—	—	—	(164,134)
Proceeds from exercise of stock options	28,083	—	—	—	28,083
Intercompany borrowings (1)	142,407	—	122,216	(264,623)	—
Other, net	(6,047)	—	(29,872)	—	(35,919)
Net cash provided by (used in) financing activities	309	67,934	92,344	(262,520)	(101,933)
Effects of exchange rates on cash	—	—	(20,016)	—	(20,016)
Net decrease in cash and cash equivalents	—	(376,627)	(935,656)	2,103	(1,310,180)
Cash and cash equivalents at beginning of the period	—	558,110	1,192,197	(2,723)	1,747,584
Cash and cash equivalents at end of the period	$—	$181,483	$256,541	$(620)	$437,404

(1)	Amounts have been restated, including the presentation of intercompany borrowings (payments) as either investing or financing activities.

H&R Block, Inc. | Q3 FY2015 Form 10-Q	33

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide tax preparation, retail banking services and other services. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or virtually via the internet) or prepared and filed by our clients through H&R Block tax software, either online or using our software or mobile applications.
RECENT DEVELOPMENTS
In April 2014, our subsidiaries, HRB Bank and Block Financial, entered into a P&A Agreement with BofI, which was amended in October 2014 and again in February 2015 as described in Item 1, note 2 to the consolidated financial statements above. Pursuant to the P&A Agreement, HRB Bank will sell certain assets and assign certain liabilities, including all of HRB Bank's deposit liabilities, to BofI, subject to various closing conditions, including the receipt of certain required regulatory approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. See below under "Financial Condition - HRB Bank" for additional information.
Due to the lack of regulatory approval, we continue to offer financial services products to our clients through HRB Bank during the 2015 tax season.
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
Given the P&A Transaction was pending but not yet consummated at the end of calendar year 2014, H&R Block, Inc. became subject to the new SLHC regulatory capital requirements, effective January 1, 2015. Although no SLHC regulatory capital filings have been required or completed as of the date of this report, our internal computations show that H&R Block, Inc. exceeded the minimum regulatory capital requirements as of January 1, 2015 (the date on which the new SLHC regulatory capital requirements became effective). Until we divest HRB Bank and cease to be an SLHC, H&R Block, Inc. will remain subject to the minimum regulatory capital requirements which will likely restrict the capital allocation strategies available to us. See additional discussion below under "Regulatory Environment."
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

34	Q3 FY2015 Form 10-Q | H&R Block, Inc.

Tax Services – Operating Statistics (U.S. only)
Nine months ended January 31,	2015	2014
Tax returns prepared: (in 000s) (1)
Company-owned operations	1,532	1,516
Franchise operations	947	1,037
Total assisted	2,479	2,553

Desktop	180	137
Online	1,027	654
Total Tax Software	1,207	791

Free File Alliance	129	64
Total U.S. returns	3,815	3,408

As of January 31,	2015	2014
Tax offices:
Company-owned offices	6,270	6,012
Company-owned shared locations (2)	95	74
Total company-owned offices	6,365	6,086
Franchise offices	3,894	4,266
Franchise shared locations (2)	27	26
Total franchise offices	3,921	4,292
Total U.S. offices	10,286	10,378

(1)
Assisted returns at January 31, 2014 include 1.8 million returns which were completed as of that date but not yet electronically filed. Revenue for these returns was recognized in the fourth quarter of fiscal year 2014.

(2)	Shared locations include offices located within third-party businesses.

H&R Block, Inc. | Q3 FY2015 Form 10-Q	35

A summary of the financial results for our operations is as follows:

Consolidated – Financial Results					(in 000s)
Three months ended January 31,	2015			2014
	Tax Services	Corporate and Eliminations	Total	Tax Services	Corporate and Eliminations	Total
Tax preparation fees:
U.S. assisted	$283,692	$—	$283,692	$72,108	$—	$72,108
International	10,021	—	10,021	9,253	—	9,253
U.S. digital	36,720	—	36,720	17,339	—	17,339
	330,433	—	330,433	98,700	—	98,700
Royalties	52,284	—	52,284	15,061	—	15,061
Revenues from Refund Transfers	50,899		50,899	15,542	—	15,542
Revenues from Emerald Card®	13,910	—	13,910	12,689	—	12,689
Revenues from Peace of Mind® guarantees	13,492	—	13,492	12,684	—	12,684
Interest and fee income on Emerald Advance	30,288	—	30,288	27,656	—	27,656
Other	11,702	6,066	17,768	11,664	5,774	17,438
Total revenues	503,008	6,066	509,074	193,996	5,774	199,770

Compensation and benefits:
Field wages	161,921	—	161,921	136,885	—	136,885
Other wages	41,157	4,826	45,983	41,629	4,682	46,311
Benefits and other compensation	35,625	3,507	39,132	34,696	3,149	37,845
	238,703	8,333	247,036	213,210	7,831	221,041
Occupancy and equipment	92,700	155	92,855	88,148	201	88,349
Marketing and advertising	87,569	—	87,569	77,852	91	77,943
Depreciation and amortization	43,287	4	43,291	31,808	3	31,811
Bad debt	38,928	355	39,283	31,420	—	31,420
Supplies	6,963	18	6,981	7,387	17	7,404
Other	63,012	4,198	67,210	58,982	7,163	66,145
Total operating expenses	571,162	13,063	584,225	508,807	15,306	524,113
Other expense (income), net	6,751	(85)	6,666	6,756	2,854	9,610
Interest expense on borrowings	523	8,525	9,048	532	13,340	13,872
Pretax loss	$(75,428)	$(15,437)	(90,865)	$(322,099)	$(25,726)	$(347,825)
Income tax benefit			(55,554)			(135,074)
Net loss from continuing operations			(35,311)			(212,751)
Net loss from discontinued operations			(1,637)			(1,960)
Net loss			$(36,948)			$(214,711)

Basic and diluted loss per share:
Continuing operations			$(0.13)			$(0.78)
Discontinued operations			—			—
Consolidated			$(0.13)			$(0.78)

EBITDA from continuing operations (1)			$(38,302)			$(301,571)
EBITDA from continuing operations - adjusted (1)			(36,508)			(300,578)

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

36	Q3 FY2015 Form 10-Q | H&R Block, Inc.

Three months ended January 31, 2015 compared to January 31, 2014
Tax Services – Revenues increased $309.0 million, or 159.3%, over the prior year primarily due to revenue we were unable to recognize in the prior year for returns that were completed at January 31, 2014 but that had not yet been electronically filed with the IRS. Unearned revenue at January 31, 2014, which was recognized in the fourth quarter of fiscal 2014, totaled $276.7 million and impacted comparability with fiscal 2015 as shown in the table below. There was no similar unearned revenue at January 31, 2015.

		(in 000s)
Three months ended January 31,	2015	2014	Change	2014 Unearned Revenue
U.S. assisted tax preparation fees	$283,692	$72,108	$211,584	$192,405
U.S. digital	36,720	17,339	19,381	7,816
Royalties from franchisees	52,284	15,061	37,223	37,699
Revenues from Refund Transfers	50,899	15,542	35,357	38,827
Total	$423,595	$120,050	$303,545	$276,747

In addition to the impact of unearned revenue in the prior year, U.S. tax preparation fees increased as a result of price increases, higher complexity of returns, and favorable mix. The number of tax returns prepared in company-owned offices during the third quarter of fiscal 2015 was flat compared with 2014. U.S. digital revenues also increased as a result of increases in desktop and online returns prepared, as well as improved mix.
Total operating expenses of our Tax Services segment increased $62.4 million, or 12.3%, from the prior year. Total compensation and benefits increased $25.5 million due to higher labor in our U.S. operations primarily related to incremental investments in training and increases in field wages resulting from acquired tax practices and changes in staffing levels. Marketing and advertising expenses increased $9.7 million, or 12.5%, due to planned increases in our marketing spend for the current year. Depreciation and amortization expense increased $11.5 million, or 36.1%, due primarily to acquisitions of franchisee and competitor businesses and improvements to existing offices. Bad debt expense increased $7.5 million, or 23.9%, primarily due to the timing of loss provisions in the prior period as a result of the unearned revenue previously mentioned.
Tax returns prepared in company-owned and franchise offices through February 28, 2015 decreased 8.7% from the prior year. Paid returns prepared using our digital products increased 6.7% through February 28, 2015 from the prior year. The business of our Tax Services segment is highly seasonal and results for the quarter ended January 31, as well as results for the period ended February 28, may not be indicative of results for the entire fiscal year.
Corporate and Eliminations – Interest expense on borrowings declined $4.8 million due to the repayment of our 5.125% Senior Notes.
See Item 1, note 10 for discussion of the impact of income taxes for the period.

H&R Block, Inc. | Q3 FY2015 Form 10-Q	37

Consolidated – Financial Results					(in 000s)
Nine months ended January 31,	2015			2014
	Tax Services	Corporate and Eliminations	Total	Tax Services	Corporate and Eliminations	Total
Tax preparation fees:
U.S. assisted	$341,107	$—	$341,107	$123,145	$—	$123,145
International	94,308	—	94,308	82,915	—	82,915
U.S. digital	42,545	—	42,545	23,211	—	23,211
	477,960	—	477,960	229,271	—	229,271
Royalties	68,508	—	68,508	31,150	—	31,150
Revenues from Refund Transfers	56,472		56,472	21,282	—	21,282
Revenues from Emerald Card®	39,479	—	39,479	37,299	—	37,299
Revenues from Peace of Mind® guarantees	54,308	—	54,308	59,661	—	59,661
Interest and fee income on Emerald Advance	31,439		31,439	28,602	—	28,602
Other	32,605	16,517	49,122	36,462	17,578	54,040
Total revenues	760,771	16,517	777,288	443,727	17,578	461,305

Compensation and benefits:
Field wages	264,822	—	264,822	226,320	—	226,320
Other wages	117,598	13,946	131,544	112,029	14,220	126,249
Benefits and other compensation	74,349	12,874	87,223	72,811	10,364	83,175
	456,769	26,820	483,589	411,160	24,584	435,744
Occupancy and equipment	260,016	215	260,231	250,332	1,022	251,354
Marketing and advertising	106,477	1,750	108,227	97,435	1,232	98,667
Depreciation and amortization	115,896	10	115,906	81,242	111	81,353
Bad debt	42,942	1,090	44,032	38,535	7,225	45,760
Supplies	17,534	48	17,582	14,355	50	14,405
Other	152,204	16,456	168,660	160,505	30,427	190,932
Total operating expenses	1,151,838	46,389	1,198,227	1,053,564	64,651	1,118,215
Other expense (income), net	9,986	(357)	9,629	14,366	(1,071)	13,295
Interest expense on borrowings	1,577	35,109	36,686	1,604	39,872	41,476
Pretax loss	$(402,630)	$(64,624)	$(467,254)	$(625,807)	$(85,874)	$(711,681)
Income tax benefit			(209,865)			(282,645)
Net loss from continuing operations			(257,389)			(429,036)
Net loss from discontinued operations			(7,789)			(5,805)
Net loss			$(265,178)			$(434,841)

Basic and diluted loss per share:
Continuing operations			$(0.94)			$(1.57)
Discontinued operations			(0.03)			(0.02)
Consolidated			$(0.97)			$(1.59)

EBITDA from continuing operations (1)			$(314,153)			$(587,125)
EBITDA from continuing operations - adjusted (1)			(311,845)			(581,268)

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Nine months ended January 31, 2015 compared to January 31, 2014
Tax Services – Revenues increased $317.0 million, or 71.5%, from the prior year, due primarily to the unearned revenue in the prior year, as previously discussed.

38	Q3 FY2015 Form 10-Q | H&R Block, Inc.

In addition to the impact of unearned revenue in the prior year, U.S. tax preparation fees increased as a result of price increases, higher complexity of returns, and favorable mix. The number of tax returns prepared in company-owned offices during fiscal 2015 was flat compared with 2014. U.S. digital revenues also increased as a result of increases in desktop and online returns prepared, as well as improved mix.
Total operating expenses increased $98.3 million, or 9.3%, from the prior year. Total compensation and benefits increased $45.6 million due to incremental investments in training and increases in field wages resulting from acquired tax practices and changes in staffing levels. Occupancy costs increased $9.7 million, or 3.9%, and depreciation and amortization expense increased $34.7 million, due primarily to acquisitions of franchisee and competitor businesses and improvements to existing offices. Marketing and advertising expenses increased $9.0 million, or 9.3%, due to planned increases in our marketing spend for the current year. Other expenses decreased $8.3 million from the prior year, primarily due to lower legal expenses and lower costs associated with our financial product offerings.
Corporate and Eliminations – Bad debt expense decreased $6.1 million, or 84.9%, due to a decline in our provision for loan losses resulting from improvement in collateral values. Other expenses declined $14.0 million from the prior year primarily due to lower legal and insurance expenses. Interest expense on borrowings declined $4.8 million due to the repayment of our 5.125% Senior Notes.
See Item 1, note 10 for discussion of the impact of income taxes for the period.
DISCONTINUED OPERATIONS
Discontinued operations include our discontinued mortgage operations.
CONTINGENT LOSSES – SCC has accrued a liability as of January 31, 2015 for estimated contingent losses arising from representation and warranty claims of $143.8 million. See note 14 for changes in this accrual. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and other factors. Changes in any one of these factors could significantly impact the estimate.
Losses may also be incurred with respect to various indemnification claims by underwriters and depositors in securitization transactions in which SCC participated. SCC has not concluded that a loss is probable or reasonably estimable related to these indemnification claims, therefore there is no accrued liability for these contingent losses as of January 31, 2015.
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
Our operations are highly seasonal and substantially all of our revenues and cash flow are generated during the period from January through April. Therefore, we require the use of cash to fund losses from May through December, and typically rely on available cash balances from the prior tax season and short-term borrowings to meet our off-season liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under the 2012 CLOC or the issuance of commercial paper, we believe that, in the absence of any unexpected developments, our existing sources of capital as of January 31, 2015 are sufficient to meet our operating and financing needs.

H&R Block, Inc. | Q3 FY2015 Form 10-Q	39

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the nine months ended January 31, 2015 and 2014. See Item 1 for the complete statements of cash flows for these periods.

	(in 000s)
Nine months ended January 31,	2015	2014
Net cash provided by (used in):
Operating activities	$(1,247,200)	$(1,120,322)
Investing activities	(132,698)	(67,909)
Financing activities	531,274	(101,933)
Effects of exchange rates on cash	(15,549)	(20,016)
Net change in cash and cash equivalents	$(864,173)	$(1,310,180)

Operating Activities. Cash used in operations increased $126.9 million from the prior year period primarily due to higher income tax payments.
Investing Activities. Cash used in investing activities totaled $132.7 million for the nine months ended January 31, 2015 compared to $67.9 million in the prior year period. An increase of $74.3 million in payments for business acquisitions was partially offset by a decline of $45.1 million in purchases of available for sale securities. In addition, in the prior year we received payment in full of a note receivable, totaling $64.9 million.
Financing Activities. Cash provided by financing activities totaled $531.3 million for the nine months ended January 31, 2015 compared to a use of $101.9 million in the prior year period. The increase over the prior year period resulted from the earlier funding of Emerald Card deposits compared to the prior year, which was partially offset by the closing of broker and time deposit accounts due to the pending P&A Transaction.
CASH REQUIREMENTS –
Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $164.9 million and $164.1 million for the nine months ended January 31, 2015 and 2014, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Although we have not completed any open-market repurchases of outstanding shares of our common stock since fiscal year 2013, we currently have Board of Directors' authorization to purchase up to $2.0 billion of our common stock through June 2015. There was $857.5 million remaining under this authorization as of January 31, 2015. Although we have historically from time to time repurchased common stock, there can be no assurances that circumstances will allow us to continue to repurchase common stock in the future. As long as we remain subject to regulatory supervision of the Federal Reserve, our share repurchase program will be closely supervised and we will likely be restricted from repurchasing outstanding shares.
HRB Bank. In April 2014, we entered into the P&A Agreement with BofI, which was amended in October 2014 and again in February 2015 as described in Item 1, note 2 to the consolidated financial statements above. The P&A Agreement is subject to various closing conditions, including the receipt of certain required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. If the closing conditions (including regulatory approvals) are satisfied, we will complete a closing of the P&A Transaction, including the sale of certain assets and transfer of certain liabilities (principally deposit liabilities) to BofI.
Due to the lack of regulatory approval, we continue to offer financial services products to our clients through HRB Bank during the 2015 tax season.
Upon the closing of the P&A Transaction, we will make a cash payment to BofI for the difference in the carrying value of assets sold and the carrying value of liabilities (including deposit liabilities) transferred. The amount of the cash payment made at closing will primarily be equal to the carrying value of the liabilities to be transferred since the carrying value of the assets to be transferred is immaterial. Pursuant to the February Letter Agreement, the parties

40	Q3 FY2015 Form 10-Q | H&R Block, Inc.

have set the date of closing as June 30, 2015, unless otherwise agreed by the parties. Due to the seasonality of our business, the timing of any closing of the P&A Transaction will impact the amount of deposit liabilities transferred. Assuming the P&A Transaction closes on June 30, 2015, we estimate that our cash payment to BofI will equal approximately $425 million to $575 million. In connection with the closing we intend to liquidate the AFS securities held by HRB Bank, which totaled $368 million as of January 31, 2015.
See additional discussion in Item 1, note 2 to the consolidated financial statements, and below under "Regulatory Environment."
Capital Investment. Our business is not capital intensive. Capital expenditures totaled $98.9 million and $125.7 million for the nine months ended January 31, 2015 and 2014, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. We also made payments to acquire franchisee and competitor businesses totaling $112.2 million and $37.9 million for the nine months ended January 31, 2015 and 2014, respectively.
FINANCING RESOURCES – Our 2012 CLOC has capacity up to $1.5 billion, and is scheduled to expire in August 2017.
Our 5.125% Senior Notes with a principal amount of $400 million matured in October 2014 and, utilizing available cash on hand, we repaid them according to their terms.
The following table provides ratings for debt issued by Block Financial as of January 31, 2015 and April 30, 2014:

	Short-term	Long-term	Outlook
Moody's	P-2	Baa2	Stable
S&P	A-2	BBB	Negative
We had commercial paper borrowings of $591.5 million at January 31, 2015, compared to $195.0 million at the same time last year. These borrowings were used to fund our seasonal working capital needs.
There have been no other material changes in our borrowings from those reported as of April 30, 2014 in our Annual Report on Form 10-K.
CASH AND INVESTMENT SECURITIES – As of January 31, 2015, we held cash and cash equivalents of $1.3 billion, including $962.2 million held by HRB Bank and $115.9 million held by our foreign subsidiaries.
Dividends of cash balances held by HRB Bank would be subject to regulatory approval and are therefore not available for general corporate purposes.
As of January 31, 2015, we also held investments, primarily mortgage backed securities, with a carrying value of $375.7 million which we classified as available for sale. As discussed above, it is our intent (subject to market conditions) to liquidate the majority of these securities in connection with a closing of the P&A Transaction.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of January 31, 2015.
As of January 31, 2015, our Canadian operations had approximately $52 million of U.S. dollar denominated borrowings owed to various U.S. subsidiaries. These borrowings may be repaid in full or in part at any time. Non-borrowed funds would have to be repatriated to be available to fund domestic operations, and in certain circumstances this would trigger additional income taxes on those amounts. We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $15.5 million during the nine months ended January 31, 2015 compared to $20.0 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – There have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2014 in our Annual Report on Form 10-K.

H&R Block, Inc. | Q3 FY2015 Form 10-Q	41

REGULATORY ENVIRONMENT
Given the P&A Transaction was pending but not yet consummated at the end of the 2014 calendar year, H&R Block, Inc. became subject to the new SLHC regulatory capital requirements, effective January 1, 2015. Under the SLHC regulatory capital requirements, the minimum regulatory capital ratios as of January 1, 2015 were as follows:
▪4.5% Common Equity Tier 1 to risk-weighted assets
▪6.0% Tier 1 Capital to risk-weighted assets
▪8.0% Total Capital to risk-weighted assets
▪4.0% Leverage Ratio
Although no SLHC regulatory capital filings have been required or completed as of the date of this report, our internal computations show that H&R Block, Inc. exceeded the minimum regulatory capital requirements as of January 1, 2015 (the date on which the new SLHC regulatory capital requirements became effective). To the extent our Holding Companies continue to be SLHCs, our first Federal Reserve regulatory filing disclosing our SLHC regulatory capital ratios will be due in May 2015 with respect to the calendar quarter ending March 31, 2015. Based upon current projections, we expect that H&R Block, Inc. will exceed the minimum regulatory capital requirements on March 31, 2015. Consistent with our past practice regarding HRB Bank’s regulatory capital ratios, we will include H&R Block, Inc.'s regulatory capital ratios in the periodic filing immediately following our quarterly regulatory filing with the Federal Reserve. Until we divest HRB Bank and cease to be an SLHC, H&R Block, Inc. will remain subject to the minimum regulatory capital requirements which will likely restrict the capital allocation strategies available to us.
Additional discussion of the SLHC regulatory capital requirements can be found in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.
There have been no other material changes in our regulatory environment from those reported at April 30, 2014 in our Annual Report on Form 10-K, as supplemented by our other periodic filings.
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

42	Q3 FY2015 Form 10-Q | H&R Block, Inc.

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
The following is a reconciliation of our reported results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

		(in 000s)
	Three months ended January 31, 2015
	EBITDA	Pretax loss	Net loss	Diluted EPS

As reported - from continuing operations	$(38,302)	$(90,865)	$(35,311)	$(0.13)

Adjustments:
Loss contingencies - litigation	337	337	207	—
Professional fees related to HRB Bank transaction	6	6	3	—
Loss on sales of tax offices/businesses	1,451	1,451	901	—
	1,794	1,794	1,111	—

As adjusted - from continuing operations	$(36,508)	$(89,071)	$(34,200)	$(0.13)

		(in 000s)
	Three months ended January 31, 2014
	EBITDA	Pretax loss	Net loss	Diluted EPS

As reported - from continuing operations	$(301,571)	$(347,825)	$(212,751)	$(0.78)

Adjustments:
Loss contingencies - litigation	346	346	207	—
Severance	1,092	1,092	648	—
Professional fees related to HRB Bank transaction	171	171	95	—
Gain on sales of tax offices/businesses	(616)	(616)	(372)	—
	993	993	578	—

As adjusted - from continuing operations	$(300,578)	$(346,832)	$(212,173)	$(0.78)

		(in 000s)
	Nine months ended January 31, 2015
	EBITDA	Pretax loss	Net loss	Diluted EPS

As reported - from continuing operations	$(314,153)	$(467,254)	$(257,389)	$(0.94)

Adjustments:
Loss contingencies - litigation	609	609	376	—
Severance	1,051	1,051	654	—
Professional fees related to HRB Bank transaction	120	120	74	—
Gain on sales of AFS securities	(24)	(24)	(15)	—
Loss on sales of tax offices/businesses	552	552	342	—
	2,308	2,308	1,431	—

As adjusted - from continuing operations	$(311,845)	$(464,946)	$(255,958)	$(0.94)

H&R Block, Inc. | Q3 FY2015 Form 10-Q	43

		(in 000s)
	Nine months ended January 31, 2014
	EBITDA	Pretax loss	Net loss	Diluted EPS

As reported - from continuing operations	$(587,125)	$(711,681)	$(429,036)	$(1.57)

Adjustments:
Loss contingencies - litigation	1,069	1,069	650	—
Severance	4,025	4,025	2,447	0.01
Professional fees related to HRB Bank transaction	1,978	1,978	1,203	—
Gain on sales of tax offices/businesses	(1,215)	(1,215)	(739)	—
	5,857	5,857	3,561	0.01

As adjusted - from continuing operations	$(581,268)	$(705,824)	$(425,475)	$(1.56)

The following is a reconciliation of EBITDA:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2015	2014	2015	2014
Net loss - as reported	$(36,948)	$(214,711)	$(265,178)	$(434,841)
Add back:
Discontinued operations	1,637	1,960	7,789	5,805
Income taxes of continuing operations	(55,554)	(135,074)	(209,865)	(282,645)
Interest expense of continuing operations	9,272	14,443	37,195	43,203
Depreciation and amortization of continuing operations	43,291	31,811	115,906	81,353
	(1,354)	(86,860)	(48,975)	(152,284)
EBITDA from continuing operations	$(38,302)	$(301,571)	$(314,153)	$(587,125)

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

44	Q3 FY2015 Form 10-Q | H&R Block, Inc.

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
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported at April 30, 2014 in our Annual Report on Form 10-K, as supplemented in our Quarterly Report on Form 10-Q for the fiscal quarter ending October 31, 2014.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2015 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1 – November 30	1	$32.31	—	$857,504
December 1 – December 31	2	$34.36	—	$857,504
January 1 – January 31	—	$—	—	$857,504
	3	$33.53

(1)
We purchased approximately 3 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units. There were no open-market repurchases.

(2)
In June 2008, our Board of Directors approved an authorization to purchase up to $2.0 billion of our common stock through June 2012. In June 2012, our Board of Directors extended this authorization through June 2015.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

H&R Block, Inc. | Q3 FY2015 Form 10-Q	45

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1
Letter Agreement among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, effective February 12, 2015, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed February 13, 2015, file number 1-6089, is incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

46	Q3 FY2015 Form 10-Q | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
March 5, 2015

/s/ Gregory J. Macfarlane
Gregory J. Macfarlane
Chief Financial Officer
March 5, 2015

/s/ Jeffrey T. Brown
Jeffrey T. Brown
Chief Accounting and Risk Officer
March 5, 2015

H&R Block, Inc. | Q3 FY2015 Form 10-Q	47