Form 10-K
period 2015-04-30
H&R BLOCK INC
filed 2015-06-17
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the registrant's Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2014, was $8,829,034,967.
Number of shares of the registrant's Common Stock, without par value, outstanding on May 31, 2015: 275,286,996.
Documents incorporated by reference
The definitive proxy statement for the registrant's Annual Meeting of Shareholders, to be held September 10, 2015, is incorporated by reference in Parts II and III to the extent described therein.

2015 FORM 10-K AND ANNUAL REPORT

INTRODUCTION
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Specified portions of our proxy statement are "incorporated by reference" in response to certain items. Our proxy statement will be made available to shareholders in July 2015, and will also be available on our website at www.hrblock.com.
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
RECENT DEVELOPMENTS – In April 2014, our subsidiaries, HRB Bank and Block Financial LLC, the sole shareholder of HRB Bank (Block Financial), entered into a definitive Purchase and Assumption Agreement (P&A Agreement) with BofI Federal Bank, a federal savings bank (BofI). The P&A Agreement is subject to various closing conditions, including the receipt of certain required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. If the closing conditions (including regulatory approvals) are satisfied, we will complete a transaction in which we will sell assets and assign certain liabilities, including all of HRB Bank's deposit liabilities, to BofI (P&A Transaction). As previously disclosed, the parties to the P&A Agreement entered into a Letter Agreement, effective October 23, 2014 (October Letter Agreement), which, among other things, extended the date after which

H&R Block, Inc. | 2015 Form 10-K	1

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
Due to the lack of regulatory approval, we continued to offer financial services products to our clients through HRB Bank during the 2015 tax season.
Upon the closing of the P&A Transaction, we will make a cash payment to BofI for the difference in the carrying value of assets sold and the carrying value of liabilities (including deposit liabilities) transferred. The amount of the cash payment made at closing will primarily be equal to the carrying value of the liabilities to be transferred since the carrying value of the assets to be transferred is immaterial. Pursuant to the February Letter Agreement, the parties have set the date of closing as June 30, 2015, unless otherwise agreed by the parties. As of the date of this filing, the parties have not received formal regulatory approval and, as a result, the parties do not expect to close the P&A Transaction on the previously contemplated June 30, 2015 date. Due to the seasonality of our business, the timing of any closing of the P&A Transaction will impact the amount of deposit liabilities transferred.
In connection with the additional agreements expected to be entered into upon the closing of the P&A Transaction, BofI will offer H&R Block-branded financial products distributed by the Company to the Company's clients. An operating subsidiary of the Company will provide certain marketing, servicing and operational support to BofI with respect to such financial products.
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
The obligations of the parties to complete the P&A Transaction are subject to the fulfillment of numerous conditions, including regulatory approval. We cannot be certain when or if the conditions to and other components of the P&A Transaction will be satisfied, or whether the P&A Transaction will be completed. In addition, there may be changes to the terms and conditions of the P&A Agreement and other contemplated agreements prior to any closing.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
See discussion below and in Item 8, note 20 to the consolidated financial statements.
DESCRIPTION OF BUSINESS
TAX SERVICES
GENERAL – We provide assisted and DIY tax return preparation - in-person, online, desktop software and mobile applications - and related services to the general public primarily in the U.S. and its territories, Canada, and Australia. Major revenue sources include fees earned for tax preparation and related services performed at company-owned retail tax offices, royalties from franchisees, sales of desktop tax preparation software, fees for online tax preparation services and fees from complementary services. HRB Bank also offers retail banking services, primarily in support of the U.S. tax business.
The Affordable Care Act (ACA) requires nearly everyone in the U.S. to have health insurance or face potential tax penalties. Our tax professionals discuss with clients the exemptions and penalties to help them understand how their taxes may be impacted, see if they qualify for additional credits and complete the additional forms required.
Tax Returns Prepared. During fiscal year 2015, 24.2 million tax returns were prepared by and through H&R Block worldwide, essentially flat compared to 2014, and down from 24.9 million tax returns in 2013. The decline in returns

2	2015 Form 10-K | H&R Block, Inc.

between fiscal year 2013 and 2014 is primarily due to discontinuation of our free Federal 1040EZ promotion in virtually all markets. In the U.S., 20.6 million tax returns were prepared by and through H&R Block during fiscal year 2015, compared to 20.8 million in 2014 and 21.6 million in 2013. Our U.S. tax returns prepared during the 2015 tax season, including those prepared by our franchisees and those prepared and filed at no charge, constituted approximately 15% of an Internal Revenue Service (IRS) estimate of total individual income tax returns filed during the 2015 tax season. See Item 7, under "Tax Services," for further discussion of changes in the number of tax returns prepared.
ASSISTED – Assisted income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or our franchisees.
Offices. During the 2015 tax season, we, together with our franchisees, operated in 10,286 offices across the U.S. at the peak of the tax season, compared to 10,378 in the prior year. A summary of our company-owned and franchise offices is included in Item 7, under "Tax Services – Operating Statistics."
Franchises. We offer franchises as a way to expand our presence in certain markets. Our franchise arrangements provide us with certain rights designed to protect our brand. Most of our franchisees receive, among other things, the right to use our trademark and software, access to product offerings and expertise, signs, specialized forms, advertising and initial training and advisory services. Our franchisees pay us approximately 30% of gross tax return preparation and related service revenues as a franchise royalty in the U.S. Our franchise arrangements typically include a ten year term and do not provide for automatic renewal.
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
Online Tax Services. We offer a comprehensive range of online tax services, from tax advice to complete professional and DIY tax return preparation and electronic filing, through our website at www.hrblock.com. Services available at this website allow clients to prepare their federal and state income tax returns using our online tax program, access tax tips, advice and tax-related news, and use calculators for tax planning. We are a member of Free File, Inc., also referred to as the Free File Alliance (FFA). This alliance was created by the tax return preparation industry and the IRS, and allows qualified filers with an adjusted gross income of $60,000 or less to prepare and file their federal return online at no charge. We believe this program provides a valuable public service and increases our visibility with new clients, while also providing an opportunity to offer our state online tax services to these clients.
Desktop Software. We develop and market DIY desktop income tax preparation software. Our desktop software offers a simple step-by-step tax preparation interview, data imports from money management software, calculations, completion of the appropriate tax forms, error checking and electronic filing. Our desktop software may be purchased online, through third-party retail stores or via direct mail.
Mobile Applications. We develop and offer applications for mobile devices which provide tax and related services to clients, including online tax preparation and tools that complement our other tax preparation services and products.
OTHER OFFERINGS – In addition to our tax services, we also offer clients a number of additional services, including refund transfers that include a fee deduction feature (RTs), H&R Block Emerald Advance® lines of credit (EAs), H&R Block Emerald Prepaid MasterCard®, our Peace of Mind® Extended Service Plan (POM), Tax Identity ShieldSM (TIS), and, for our Canadian clients, a refund discount (Cash Back®) program.
Refund Transfers. RTs, formerly known as refund anticipation checks (RACs), allow clients to receive their tax refunds by their chosen method of disbursement and include a feature allowing clients to deduct tax preparation and service fees from their tax refunds. Clients may choose to receive their RT proceeds by direct deposit to a deposit account, by deposit to their H&R Block Emerald Prepaid MasterCard® or by receiving a check. RTs are available to U.S. clients and are frequently obtained by those who (1) do not have bank accounts into which the IRS can direct deposit their refunds; (2) like the convenience and benefits of a temporary account for receipt of their refund; or (3) prefer to have their tax preparation fees paid directly out of their refunds. In fiscal year 2015, we also began offering a similar program to our Canadian clients, under our Pay With RefundTM program.

H&R Block, Inc. | 2015 Form 10-K	3

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
H&R Block Emerald Prepaid Mastercard®. The H&R Block Emerald Prepaid MasterCard® allows clients to receive their tax refunds from the IRS directly on a prepaid debit card, or to direct RT proceeds to the card. The card can be used for everyday purchases, bill payments and ATM withdrawals anywhere MasterCard® is accepted. Additional funds can be added to the card year-round through direct deposit or at participating retail locations.
Peace of Mind® Extended Service Plan. In addition to our standard guarantee, we offer POM to U.S. clients, whereby we (1) represent our clients if they are audited by the IRS, and (2) assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to H&R Block. The additional taxes paid under POM have a cumulative limit of $5,500 with respect to the federal, state and local tax returns we prepared for applicable clients during the taxable year protected by POM.
Tax Identity ShieldSM. This service program offers clients assistance obtaining an IRS Identity Protection PIN, when eligible, to better protect against unauthorized third parties filing a fraudulent tax return with their information. TIS also includes a pre-tax season identity theft risk assessment and alert, notification if their information is detected on a tax return filed through H&R Block and access to services to help restore their tax identity if necessary.
Cash Back® Refund Discount Program. During the tax season, our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), for a fee. The fee charged for this service is mandated by federal legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund amount is then sent by the CRA directly to us. The number of returns discounted under the Cash Back® program in fiscal year 2015 was 553 thousand, compared to 583 thousand in 2014 and 620 thousand in 2013.
SEASONALITY OF BUSINESS – Because most of our clients file their tax returns during the period from January through April of each year, substantially all of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through a majority of the fiscal year.
HRB Bank's operating results are subject to seasonal fluctuations primarily related to the offering of the H&R Block Emerald Prepaid MasterCard®, EAs and RTs, and therefore peak in February and taper off through the remainder of the tax season.
COMPETITIVE CONDITIONS – We provide both assisted and DIY tax preparation services and products and face substantial competition in and across each category. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services, and we face significant competition from independent tax preparers and certified public accountants. Many tax return preparation firms are involved in providing electronic filing services and RTs or similar services to the public. Commercial tax return preparers are highly competitive with regard to price and service, and many firms offer services that may include preparation of tax returns at no charge. Our assisted tax preparation business also faces competition from firms offering DIY tax preparation services and products. In terms of the number of offices and personal tax returns prepared and electronically filed in offices, online and via our desktop software, we are one of the largest single providers of tax return preparation solutions and electronic filing services in the U.S. We also believe we operate the largest tax return preparation businesses in Canada and Australia.
Our DIY tax preparation options include various forms of digital electronic assistance, including online, mobile and desktop software. Many other companies offer digital and online tax preparation services, including Intuit, Inc., our largest competitor offering such services. Like all tax return preparation services and products, price and marketing competition for digital tax preparation services is intense among value and premium products and many firms offer digital services and products at no charge. Our DIY tax solutions services and products also compete with in-office tax preparation services. U.S. federal and certain state and foreign taxing authorities also currently offer, or facilitate the offering of, tax return preparation and filing options to taxpayers at no charge.

4	2015 Form 10-K | H&R Block, Inc.

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
State Regulations. Certain states have privacy laws and regulations similar to the U.S. federal regulations described above. Most states also have data security breach notice laws which may require notice to impacted individuals and others if there is unauthorized access to certain nonpublic personal information. Several states require income tax return preparers to, among other things, register as a return preparer and comply with certain registration requirements such as testing and continuing education requirements. State regulations also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns, and may prohibit preparers from continuing to act as income tax return preparers if they continuously engage in specified misconduct. Certain states have regulations and requirements relating to offering income tax courses. These requirements may include licensing, bonding and certain restrictions on advertising.
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

H&R Block, Inc. | 2015 Form 10-K	5

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

6	2015 Form 10-K | H&R Block, Inc.

Bank Regulatory Capital Requirements. OCC regulations require HRB Bank to maintain specified minimum levels of regulatory capital. To be well capitalized, a federal savings association must have a leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a total risk-based capital ratio of at least 10.0%. To be adequately capitalized, a federal savings association must have a leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 6.0% and a total risk-based capital ratio of at least 8.0%. As of March 31, 2015, HRB Bank's most recent Call Report, HRB Bank was well-capitalized, with a leverage ratio of 34.7%, a Tier 1 risk-based capital ratio of 234.7%, and a total risk-based capital ratio of 236.0%. See Item 8, note 19 to the consolidated financial statements for discussion of dividends paid by HRB Bank.
In July 2013, the federal banking agencies issued final rules to implement changes that would increase the capital requirements for federal savings banks, including HRB Bank. The OCC has issued final capital regulations and the new capital regulations became effective for HRB Bank on January 1, 2015. See discussion under the heading "Regulatory Capital Requirements" below.
The OCC is authorized to take certain enforcement actions against federal savings banks that fail to meet the minimum ratios for an adequately capitalized institution and to impose other restrictions on federal savings banks that are less than adequately capitalized.
Regulatory Capital Requirements. In July 2013, the federal banking agencies issued final rules to implement changes required by the Dodd-Frank Act and to conform to the Basel III regulatory capital framework (the Basel III Capital Rules). The Basel III Capital Rules implement the Basel Committee's December 2010 framework known as "Basel III" for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to depository institutions, compared to the current U.S. risk-based capital rules, and for the first time impose capital requirements on SLHCs. Our Holding Companies are SLHCs because they control HRB Bank. The Basel III Capital Rules became effective for our Holding Companies and HRB Bank on January 1, 2015, subject to phase-in periods as discussed below.
The Basel III Capital Rules, among other things, introduced a new capital measure called "Common Equity Tier 1," which will consist of common stock instruments and related surplus (net of treasury stock), retained earnings, and subject to certain adjustments, minority common equity interests in subsidiaries (CET1). When fully phased in on January 1, 2019, the Basel III Capital Rules will require SLHCs to maintain (1) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (2) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (3) a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (4) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average total consolidated assets.
Under the Basel III Capital Rules, the initial minimum capital ratios that became effective on January 1, 2015 are as follows:

▪	4.5% CET1 to risk-weighted assets

▪	6.0% Tier 1 capital to risk-weighted assets

▪	8.0% Total capital to risk-weighted assets

▪	4.0% leverage ratio
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. Deductions from CET1 include, among other items, goodwill and other intangibles and deferred tax assets, all net of associated deferred tax liabilities. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income items would flow through to regulatory capital; however, certain banking organizations, including our Holding Companies and HRB Bank, may make a one-time permanent election to continue to exclude these items. Implementation of the deductions and other adjustments to CET1 began

H&R Block, Inc. | 2015 Form 10-K	7

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
The prompt corrective action rules that apply to HRB Bank were amended effective January 1, 2015 to incorporate a CET1 capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization is required to have at least an 8.0% Total Risk-Based Capital Ratio, a 6.0% Tier 1 Risk-Based Capital Ratio, a 4.5% Common Equity Tier 1 Risk Based Capital Ratio and a 4.0% Tier 1 Leverage Ratio. To be well capitalized, a banking organization is required to have at least a 10.0% Total Risk-Based Capital Ratio, an 8.0% Tier 1 Risk-Based Capital Ratio, a 6.5% Common Equity Tier 1 Risk Based Capital Ratio and a 5.0% Tier 1 Leverage Ratio. Federal savings associations are required to calculate their prompt corrective action capital ratios in the same manner as national banks. Accordingly, tangible equity ratios are based on average total assets rather than period-end total assets.
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

8	2015 Form 10-K | H&R Block, Inc.

requalifies as a QTL. These restrictions also include limitations on paying dividends. Failure to meet the QTL test is a statutory violation subject to enforcement action. As of April 30, 2015, 2014 and 2013, HRB Bank met the QTL test.
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
Federal Home Loan Bank System. HRB Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB), which serves as a reserve or central bank for its members and makes loans or advances to its members. As of April 30, 2015 and 2014, HRB Bank had no outstanding advances from the FHLB.
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
EMPLOYEES AND EXECUTIVE OFFICERS
We had approximately 2,200 regular full-time employees as of April 30, 2015. Our business is dependent on the availability of a seasonal workforce, including tax professionals, and our ability to hire, train, and supervise these employees. The highest number of persons we employed during the fiscal year ended April 30, 2015, including these seasonal employees, was approximately 98,600.

H&R Block, Inc. | 2015 Form 10-K	9

Information about our executive officers is as follows:

Name, age	Current position	Business experience since May 1, 2010
William C. Cobb, age 58	President and Chief Executive Officer
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

Gregory J. Macfarlane, age 45	Chief Financial Officer	Chief Financial Officer since June 2012; Executive Vice President and Chief Financial Officer of Ceridian Corporation from March 2007 until August 2011.
Jeffrey T. Brown, age 56	Chief Accounting and Risk Officer
Chief Accounting and Risk Officer since June 2012; Senior Vice President and Chief Financial Officer from September 2010 until June 2012; Interim Chief Financial Officer from May 2010 to September 2010; Vice President and Corporate Controller from March 2008 until September 2010.

Thomas A. Gerke, age 59	Chief Legal Officer
Chief Legal Officer (formerly titled Senior Vice President and General Counsel) since January 2012; Executive Vice President, General Counsel and Secretary of YRC Worldwide from January 2011 until April 2011; Executive Vice Chairman, Century Link, Inc. from July 2009 until December 2010.

Delos L. ("Kip") Knight, III, age 58	President, U.S. Retail Operations
President, U.S. Retail Operations since October 2013; President, International and U.S. Franchise Operations from April 2012 until October 2013; President of KnightVision Marketing from August 2008 until April 2012. Prior to 2008, Mr. Knight held various positions at eBay, Yum! Restaurants International, PepsiCo and Procter & Gamble.

Jason L. Houseworth, age 40	President, U.S. Tax Product Strategy and Development
President, U.S. Tax Product Strategy and Development since April 2015; President, Global Digital and Product Management from May 2013 until April 2015; President, U.S. Tax Services from May 2012 until May 2013; Senior Vice President, Digital Tax Solutions from February 2011 until May 2012; Vice President, Technology from July 2008 until February 2011.

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
Information contained on our website does not constitute any part of this report.

10	2015 Form 10-K | H&R Block, Inc.

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
We provide both assisted and DIY tax preparation services and products and face substantial competition throughout our businesses. All categories in the tax preparation industry are highly competitive. In the assisted tax services category, there are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Commercial tax return preparers are highly competitive with regard to price and service. In the DIY category, options include the use of traditional paper forms and various forms of digital electronic assistance, including online, mobile, and desktop software, all of which we offer. Our DIY services and products compete with a number of online and software companies, primarily on the basis of price and functionality. Individual tax filers may elect to change their tax preparation method, choosing from among various assisted and DIY offerings. Additionally, many tax return preparation firms are involved in providing RTs and other tax-related services and products. Intense price competition could result in a reduction of our market share, lower revenues, lower margins and lower profitability.
U.S. federal and certain state taxing authorities, as well as taxing authorities in certain foreign jurisdictions in which we operate, currently offer, or facilitate the offering of, tax return preparation and electronic filing options to taxpayers at no charge, and volunteer organizations prepare tax returns at no charge for low-income taxpayers. In addition, many of our competitors offer certain tax preparation services and products and electronic filing options at no charge. In order to compete, we offer certain free tax preparation services and products at no charge. We enabled the preparation of 676 thousand, 767 thousand and 663 thousand U.S. federal income tax returns in fiscal years 2015, 2014 and 2013, respectively, at no charge through the FFA. We also provided free Federal 1040EZ filings online and in retail offices in fiscal year 2013. There can be no assurance that we will be able to attract clients or effectively ensure the migration of clients from our free tax service offerings to those for which we receive fees, and clients who have formerly paid for our tax service offerings may elect to use free offerings instead. These competitive factors may diminish our revenue and profitability, or harm our ability to acquire and retain clients.
Government tax authorities, volunteer organizations, and our direct competitors may also elect to expand free offerings in the future. From time to time U.S. federal and state governments have considered various proposals (often referred to as "Return-Free Filing" or "Pre-Populated Returns") through which the respective governmental taxing authorities would use taxpayer information provided by employers, financial institutions, and other payers to "pre-populate," prepare and calculate tax returns and distribute them to taxpayers. Under this approach, the taxpayer could then review and contest the return or sign and return it. Although the FFA has kept the federal government from becoming a direct competitor to our tax service offerings in the U.S., it fosters additional online competition and may cause us to lose significant revenue opportunities. We believe that governmental encroachment at both the U.S. federal and state levels, as well as comparable government levels in foreign jurisdictions in which we operate, could present a continued competitive threat to our business for the foreseeable future.
See tax returns prepared statistics included in Item 7, under "Tax Services – Operating Statistics."

H&R Block, Inc. | 2015 Form 10-K	11

Failure to comply with laws and regulations that protect our clients' and employees' personal information could harm our brand and reputation and could result in significant fines, penalties, and damages.
In the course of our business, we collect, use, and retain large amounts of personal client information and data, including tax return information, bank account numbers, and social security numbers. In addition, we collect and maintain personal information of our employees in the ordinary course of our business. The Company holds some of this personal information and third parties execute some transactions utilizing this information. We use security and business controls to limit access to and use of personal information, but unauthorized individuals or third parties may be able to circumvent these security and business measures, which could require us to notify affected clients or employees under applicable privacy laws and regulations. We employ contractors and temporary employees who may have access to the personal information of clients and employees or who may execute transactions in the normal course of their duties. While we conduct employee background checks, as allowed by law, and limit access to systems and data, it is possible that one or more of these controls could be circumvented. Improper disclosure or use of our clients' or employees' personal information could result in damage to our brand and reputation, and actions required to remediate improper disclosures could be costly.
We are subject to laws, rules, and regulations relating to the collection, use, disclosure, and security of consumer and employee personal information, which have drawn increased attention from U.S. federal and state governments, as well as governmental authorities in foreign jurisdictions in which we operate. In the U.S., the IRS generally requires a tax return preparer to obtain the prior written consent of the taxpayer to use or disclose the taxpayer's information for certain purposes other than tax return preparation. In addition, other regulations require financial service providers to adopt and disclose consumer privacy notices and provide consumers with a reasonable opportunity to "opt-out" of having nonpublic personal information disclosed to unaffiliated third parties. Several jurisdictions have passed new laws in this area and it continues to be an area of interest across multiple jurisdictions. These laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction, and our current data protection policies and practices may not be consistent with all of those interpretations and applications. In addition, changes in the U.S. federal and state regulatory requirements, as well as requirements imposed by governmental authorities in foreign jurisdictions in which we operate, could result in more stringent requirements and in a need to change business practices, including the types of information we can use and the manner in which we can use such information. Establishing systems and processes to achieve compliance with these new requirements may increase costs or limit our ability to pursue certain business opportunities.
A security breach of our systems, or third party systems on which we rely, resulting in access to personal client information may adversely affect the demand for our services and products, our reputation, and financial performance.
We offer a range of services and products to our clients, including assisted and DIY tax services and banking services provided by HRB Bank. Due to the nature of these services and products, we use multiple digital technologies to collect, transmit, and store high volumes of personal client information. Information security risks to companies that use digital technologies continue to increase due in part to the increased adoption of and reliance upon these technologies by companies and consumers. Our risk and exposure to these matters remain heightened due to a variety of factors including, among other things, the evolving nature of these threats and related regulation, the increased sophistication of organized crime, cyber criminals and hackers, the prominence of our brand, our and our franchisees' extensive office footprint, our plans to continue to implement our DIY and mobile channel strategies, and our use of third party vendors.
Cybersecurity risks may result from fraud or malice (a cyber attack), human error, or accidental technological failure. Cyber attacks are designed to electronically circumvent network security for malicious purposes including unlawfully obtaining personal client information, disrupting our ability to offer services, damaging our brand and reputation, stealing our intellectual property, and advancing social or political agendas. We face a variety of cyber attack threats including computer viruses, malicious codes, worms, phishing attacks, social engineering, denial of service attacks, and other sophisticated attacks.
We maintain multiple levels of protection in order to address or otherwise mitigate the risk of a security breach. We regularly test our systems to discover and address potential vulnerabilities. Cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a high priority for us. As risks and

12	2015 Form 10-K | H&R Block, Inc.

regulations continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Due to the structure of our business model, we also rely on our franchisees and other private and governmental third parties to maintain secure systems and respond to cybersecurity risks. Notwithstanding these efforts, there can be no assurance that a security breach, intrusion, or loss or theft of personal client information will not occur.
A breach of our security measures or those of our franchisees or third parties on whom we rely, or other fraudulent activity, could result in unauthorized access to personal client information. If such an event were to occur, it could have serious short and long term negative consequences. Security breach remediation could require us to expend significant resources to notify or assist impacted clients, repair damaged systems, implement improved information security measures, and maintain client and business relationships. Other consequences could include reduced client demand for our services and products, reduced growth and profitability and negative impacts to future financial results, loss of our ability to deliver one or more services or products (e.g., inability to provide financial transaction services or to accept and process client credit card orders or tax returns), litigation, harm to our reputation and brands, fines, penalties, and other damages, and further regulation and oversight by U.S. federal, state, or foreign governmental agencies.
A security breach or other unauthorized access to our systems could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Stolen identity refund fraud could impede our clients' ability to timely and successfully file their tax returns and receive their tax refunds, and could diminish consumers' perceptions of the security and reliability of our products and services, resulting in negative publicity.
Companies offering DIY tax preparation services have seen a rise in instances of criminals utilizing stolen information obtained through hacking, phishing, and other means of identity theft in order to electronically file fraudulent federal and state tax returns. As a result, an increasing number of taxpayers must complete additional forms and go through additional steps in order to report to appropriate authorities that their identities have been stolen and their tax returns were filed fraudulently. While we offer assistance in the refund recovery process and have introduced Tax Identity Shield℠ to help protect clients, stolen identity refund fraud could impede our clients' ability to timely and successfully file their returns and receive their tax refunds, and could diminish consumers' perceptions of the security and reliability of our products and services, resulting in negative publicity, despite there having been no breach in the security of our systems. In addition, if stolen identity refund fraud is perpetrated through our products or services, state or federal tax authorities may refuse to allow us to continue to process our clients' tax returns electronically. As a result, stolen identity refund fraud could harm our revenue, results of operations and reputation.
In addition, our clients may access our services and products from personal or public computers and mobile devices and may install and use our H&R Block DIY desktop tax preparation software on their computers. As a result, a person with malicious intent could obtain user account and password information through hacking, phishing, or other means of cyber attack, in order to perpetrate stolen identity refund fraud and otherwise cause losses for our clients. It has been reported that a number of companies, including some in the tax return preparation industry, have recently experienced instances where criminals gained unauthorized and illegal access to their systems by using stolen identity information obtained from sources other than those companies. The unauthorized and illegal access to those systems was used by criminals to perpetrate a variety of crimes, including stolen identity refund fraud. We could experience this form of unauthorized and illegal access to our systems, despite there having been no breach in the security of our systems, which could negatively impact our clients and harm our revenue, results of operations and reputation. Additionally, if such unauthorized or illegal access occurs, we may be subject to claims and litigation by clients, non-clients, or governmental agencies.
An interruption in our information systems, or those of our franchisees or a third party on which we rely, or an interruption in the internet, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
We and our franchisees rely heavily upon communications and information systems and the internet to conduct our business. Our, and our franchisees', systems and operations are potentially vulnerable to damage or interruption from upgrades and maintenance, network failure, hardware failure, software failure, power or telecommunications failures, cyber attacks involving the penetration of our network by hackers or other unauthorized users through computer

H&R Block, Inc. | 2015 Form 10-K	13

viruses and worms, malicious code, phishing attacks, denial of service attacks, or information security breaches, other negative disruptions to the operation of the internet, and natural disasters. Any failure or interruption in our information systems, or information systems of our franchisees or a private or government third party on which we rely, or an interruption in the internet or other critical business capability, could negatively impact our business operations and increase our risk of loss. As our businesses are seasonal, our systems must be capable of processing high volumes during our peak periods. Therefore, service interruptions resulting from system or internet failures could negatively impact our ability to serve our clients, which in turn could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
There can be no assurance that system or internet failures, or interruptions in critical business capabilities will not occur, or if they do occur that we, our franchisees or the private or governmental third parties on whom we rely, will adequately address them. The precautionary measures that we have implemented to avoid systems outages and to minimize the effects of any data or communication systems interruptions or failures may not be adequate, and we may not have anticipated or addressed all of the potential events that could threaten or undermine our information systems or other critical business capabilities. The occurrence of any systems or internet failure, or business interruption, could negatively impact our ability to serve our clients, which in turn could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Government initiatives that simplify tax return preparation or expedite refunds could reduce the need for our services as a third-party tax return preparer, and cause our revenues or results of operations to decline.
Many taxpayers seek assistance from paid tax return preparers such as us not only because of the level of complexity involved in the tax return preparation and filing process, but also because of paid tax return preparers' ability to expedite refund proceeds under certain circumstances. From time to time, the IRS or members of Congress propose measures seeking to simplify the preparation and filing of federal tax returns, including preparation of tax returns directly by the IRS, and to provide additional assistance with respect to preparing and filing such tax returns or expediting refunds. H&R Block is a member of the FFA, which provides the ability for low-income taxpayers to prepare and file their own federal tax return online for free. The IRS has been exploring the Real Time Tax System concept, which would require that documents (such as W-2s and 1099s) must be on file with the IRS prior to the taxpayer submitting their tax return. The objective of this concept would be to facilitate document matching such that it would reduce fraud and after-the-fact audits. The implementation of the Real Time Tax System would provide a foundation for the IRS preparation of tax returns and make the pre-populated return a more tangible possibility.
In 2011, the U.S. Department of the Treasury completed a prepaid debit card pilot program designed to facilitate the refund process. HRB Bank also provides this type of service through its H&R Block Emerald Prepaid MasterCard®. Additionally, the IRS has in the past explored the possibility of allowing taxpayers to allocate a portion of their tax refund to pay tax preparation fees, which could reduce the demand for RTs, but the IRS has not advanced this initiative. Taxing authorities in various state, local, and foreign jurisdictions in which we operate have also introduced measures seeking to simplify the preparation and filing of tax returns in their respective jurisdictions. The adoption or expansion of any measures that significantly simplify tax return preparation, expedite refunds, or otherwise reduce the need for a third-party tax return preparer could reduce demand for our services and products and could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
Federal Reserve capital regulations impose various requirements and restrict our capital allocation strategies and we are therefore pursuing a strategy which would cause our Holding Companies to cease being SLHCs. If our Holding Companies were to cease being SLHCs, the means we use to deliver financial services and products to our customers and the revenues and profitability of those offerings could be adversely impacted.
Our subsidiary, HRB Bank, is a federal savings bank. Our Holding Companies are SLHCs because they control HRB Bank.
The Dodd-Frank Act requires the Federal Reserve to promulgate minimum capital requirements for SLHCs, including leverage and risk-based capital requirements that are no less stringent than those applicable to insured depository institutions at the time the Dodd-Frank Act was enacted. On July 2, 2013, the Federal Reserve approved the Basel III Capital Rules, which implement a revised definition of regulatory capital, a new common equity tier 1 minimum capital requirement, and a higher minimum tier 1 capital requirement (Revised Capital Rules). The rule also requires certain levels of equity for the payment of dividends and bonuses, and amends the methodologies for risk-weighting assets.

14	2015 Form 10-K | H&R Block, Inc.

The Revised Capital Rules became effective for us on January 1, 2015. See Item 1, "Regulation and Supervision - Bank and Holding Companies," for details of the new requirements.
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
On April 10, 2014, we entered into the P&A Agreement with BofI. In connection with the closing of the P&A Transaction, HRB Bank will convert into a national banking association, merge with and into Block Financial, surrender its bank charter, and cease to operate as a separate legal entity. At that time, our Holding Companies would no longer be SLHCs subject to regulatory oversight of the Federal Reserve or related regulatory capital requirements. See additional discussion in Item 1, under "Business," and Item 8, note 2 to the consolidated financial statements.
Although we are selling certain assets and liabilities and surrendering the charter of HRB Bank, we plan to continue to enhance our business by delivering financial services and products to our clients. In connection with the execution of the P&A Agreement, we plan to enter into certain other agreements with BofI concurrent with the closing of the Divestiture Transaction, including, without limitation a Program Management Agreement, including related product schedules (PMA), and a related Emerald Advance Receivables Participation Agreement (RPA). An operating subsidiary of the Company will provide certain marketing, servicing, and operational support to BofI with respect to such financial services and products.
The obligations of the parties to complete the P&A Transaction and the other transactions discussed herein are subject to the fulfillment of numerous conditions, including, but not limited to: (1) receipt of all regulatory approvals necessary to consummate the entire Divestiture Transaction; (2) receipt of a required third party consent; and (3) the execution and delivery of the PMA and the RPA. We cannot be certain when or if the conditions to and other components of the P&A Transaction will be satisfied, or whether the P&A Transaction will be completed. In addition, there may be changes to the terms and conditions of the P&A Agreement, PMA, RPA, and other contemplated agreements as part of the regulatory approval process.
HRB Bank is subject to extensive U.S. federal banking laws and regulations. If we fail to comply with applicable banking laws and regulations, we could be subject to enforcement actions, damages, penalties, or restrictions that could significantly harm our business.
As previously announced, we are pursuing the Divestiture Transaction, pursuant to which we will no longer be subject to regulation as an SLHC and HRB Bank would surrender its bank charter and cease to exist as a separate legal entity. However, there can be no assurance regarding the timing of consummation of the Divestiture Transaction, or whether the Divestiture Transaction will be consummated at all. Until such time as the Divestiture Transaction is consummated, HRB Bank remains subject to regulation, examination, supervision, reporting requirements, and enforcement by the OCC. The OCC can, among other things, issue cease-and-desist orders, assess civil money penalties, and remove bank directors, officers or employees, for violations of banking laws and regulations or engaging in activities it determines to be unsafe and unsound banking practices.
HRB Bank is subject to OCC regulatory capital requirements. Failure to meet minimum capital requirements may trigger actions by regulators that could have a direct, material effect on HRB Bank. HRB Bank must meet specific capital requirements involving quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. OCC regulations currently require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital.

H&R Block, Inc. | 2015 Form 10-K	15

The laws and regulations imposed by U.S. federal banking regulators generally involve restrictions and requirements in connection with a variety of technical, specialized, and expanding matters and concerns. For example, compliance with anti-money laundering, know-your-customer requirements, and the Bank Secrecy Act, has taken on heightened importance with regulators as a result of efforts to limit terrorism. There has been increased regulation with respect to the protection of customer privacy and the need to secure sensitive customer information. Being subject to banking regulation may put us at a disadvantage compared to our competitors which may not be subject to such requirements.
The OCC could deem certain products offered by HRB Bank to be "unsafe and unsound" and require HRB Bank, or a third party on which we rely, to discontinue offering such products. The discontinuance of offering such products would result in a loss of revenues derived from such products and to the extent such products are instrumental in attracting clients to our offices for tax preparation services, we could experience a significant loss of clients should such products be discontinued. This could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
The Dodd-Frank Act created the CFPB to administer and, in some cases, enforce U.S. federal consumer protection laws and expanded the role of state regulators with respect to consumer protection laws. Regulations promulgated by the CFPB or state regulators may affect our bank and financial services businesses in ways we cannot predict, which may require changes to our financial products, services, and contracts.
The Dodd-Frank Act created the CFPB and gave it broad powers to administer, investigate compliance with, and, in some cases, enforce U.S. federal consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, federal savings banks, and other financial services companies, including the authority to prohibit "unfair, deceptive, or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets and certain other companies not regulated by the federal bank regulators. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary federal bank regulators. HRB Bank does not currently have assets in excess of $10 billion.
Although the CFPB has extensive rulemaking, investigative, and enforcement powers that could impact our business operations, the potential reach of the CFPB's authority on the operations of banks and financial services companies offering consumer financial services or products, including our bank and financial services subsidiaries, is still developing. The CFPB may examine, investigate, and take enforcement actions against our non-bank subsidiaries that provide consumer financial services and products. The Dodd-Frank Act also expanded the role of state regulators in enforcing and promulgating consumer protection laws, the results of which could be states issuing new and broader consumer protection laws, some of which could be more comprehensive than U.S. federal regulations. New CFPB and state regulations may require changes to our financial products, services and contracts, and this could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
The nature of our tax service and product offerings requires timely product launches. Any significant delays in launching our tax service and product offerings, changes in government regulations or processes that affect how we provide such offerings to our clients, or significant problems with such offerings or the manner in which we provide them to our clients may harm our revenue, results of operations, and reputation.
Tax laws and tax forms are subject to change each year, and the nature and timing of such changes are unpredictable. As a part of our business, we must incorporate any changes to tax laws and tax forms into our tax service and product offerings, including our online tax services and desktop tax preparation software. The unpredictable nature and timing of changes to tax laws and tax forms can result in condensed development cycles for our tax service and product offerings because our clients expect high levels of accuracy and a timely launch of such offerings to prepare and file their taxes by the tax filing deadline and, in turn, receive any tax refund amounts on a timely basis. In addition, governmental authorities regularly change their processes for accepting tax filings and related tax forms. Changes in governmental regulations and processes that affect how we provide services and products to our clients may require us to make corresponding changes to our client service systems and procedures. Furthermore, unanticipated changes in governmental processes for accepting tax filings and related forms, or the ability of taxing authorities to accept electronic tax return filings, may result in delays in processing our clients' tax filings, or delays in tax authorities accepting electronic tax return filings, and, in turn, delay any tax refund amounts to which such clients may be entitled. From time to time, we review and enhance our quality controls for preparing accurate tax returns, but there can be no assurance that we will be able to prevent all inaccuracies. Any significant delays in launching our tax service and

16	2015 Form 10-K | H&R Block, Inc.

product offerings, changes in government regulations or processes that affect how we provide such offerings to our clients, or significant problems with such offerings or the manner in which we provide them to our clients may harm our revenue, results of operations, and reputation.
If we encounter development challenges or discover errors in our systems, services or products, we may elect to delay or suspend our offerings. Any major defects or launch delays, or failure to anticipate changes in governmental processes for accepting tax filings and related forms, may lead to loss of clients and revenue, negative publicity, client and employee dissatisfaction, a deterioration in our business relationships with our franchisees, reduced retailer shelf space and promotions, exposure to litigation, and increased operating expenses. Any of the risks described above could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
We rely on a single vendor or a limited number of vendors to provide certain key services or products, and the inability of these key vendors to meet our needs could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Historically, we have contracted, and in the future we will likely continue to contract, with a single vendor or a limited number of vendors to provide certain key services or products for our tax, financial, and other services and products. One example of this type of reliance is our relationship with FIS and another is our expected relationship with BofI. In certain instances, we are vulnerable to vendor error, service inefficiencies, service interruptions, or service delays. Our sensitivity to any of these issues may be heightened (1) due to the seasonality of our business, (2) with respect to any vendor that we utilize for the provision of any product or service that has specialized expertise, (3) with respect to any vendor that is a sole provider, or (4) with respect to any vendor whose indemnification obligations are limited or that does not have the financial capacity to satisfy its indemnification obligations. Some of our vendors are subject to the oversight of regulatory bodies and, as a result, our product or service offerings may be affected by the actions or decisions of such regulatory bodies. Vendor failures could occur in various ways including (1) vendor error, (2) inability to meet our needs in a timely manner, or (3) termination or delay in the services or products provided by a vendor because the vendor failed to perform adequately, is no longer in business, experiences shortages, or discontinues a certain product or service that we utilize. If our vendors are unable to meet our needs and we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could result in a material and adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
The highly seasonal nature of our business presents financial risks and operational challenges, which, if not satisfactorily addressed, could materially affect our business and our consolidated financial position, results of operations, and cash flows.
Our business is highly seasonal, with the substantial portion of our revenue earned in the fourth quarter of our fiscal year. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us, including (1) cash and resource management during the first nine months of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season, (2) ensuring compliance with financial covenants under our debt agreements, particularly if the timing of our revenue generation deviates from this seasonal period, (3) the availability of a seasonal workforce, including tax professionals, and our ability to hire, train, and supervise these employees, (4) responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season, (5) disruptions in a tax season, including any customer dissatisfaction issues, which may not be timely discovered, and (6) ensuring optimal uninterrupted operations and service delivery during peak season. If we experience significant business disruptions during the tax season or if we are unable to satisfactorily address the challenges described above and related challenges associated with a seasonal business, we could experience a loss of business, which could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
We face substantial litigation in connection with our various business activities, and such litigation may damage our reputation, impair our product offerings, or result in material liabilities and losses.
We have been named, and from time to time will likely continue to be named, as a defendant in various legal actions, including arbitrations, class actions, actions or inquiries by state attorneys general, and other litigation arising in connection with our various business activities, including relating to our various service and product offerings. We

H&R Block, Inc. | 2015 Form 10-K	17

also grant our franchisees a limited license to use our registered trademarks and, accordingly, there is risk that one or more of the franchisees may be identified as being controlled by us. Third parties, regulators or courts may seek to hold us responsible for the actions or failures to act by our franchisees. Adverse outcomes related to litigation could result in substantial damages and could cause our earnings to decline. Negative public opinion could also result from our subsidiaries' or franchisees' actual or alleged conduct in such claims, possibly damaging our reputation, which, in turn, could adversely affect our business prospects and cause the market price of our securities to decline.
In addition, we have been sued, and certain of our competitors have been sued, in connection with the offering of different types of RT products. Further, we have received an inquiry from the California Attorney General requesting information regarding our RT product. In a case involving one of our competitors, a California appellate court affirmed a trial court's ruling that the competitor's specific version of a RT product was subject to truth-in-lending and other related laws. Following the appellate court's ruling, the case was denied further appellate review. We believe there are differences that distinguish our RT product from the product that was the subject of the competitor's case described above. Revenues from our RT product totaled $171 million in fiscal year 2015; any requirement that materially alters our offering of RTs, including limitations on the fees we charge or disclosure requirements that could reduce the demand for these products, could have a material adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
Our access to liquidity may be negatively impacted as disruptions in credit markets occur, if credit rating downgrades occur, or if we fail to meet certain covenants. Funding costs may increase, leading to reduced earnings.
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
If rating agencies downgrade our credit rating, the cost of debt under our existing financing arrangements, as well as future financing arrangements and borrowings under our commercial paper program, could increase and capital market access could decrease or become unavailable. Our unsecured committed line of credit (2012 CLOC) is subject to various covenants, and a violation of a covenant could impair our access to liquidity currently available through the 2012 CLOC. The 2012 CLOC includes provisions that allow for the issuance of equity to comply with the financial covenant calculations as a means to avoid a shortfall. If current sources of liquidity were to become unavailable, we would need to obtain additional sources of funding, which may not be available or may only be available under less favorable terms. This could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
The continued payment of dividends on our common stock and repurchases of our common stock are dependent on a number of factors, and future payments and repurchases cannot be assured.
We need liquidity sufficient to fund payments of dividends on our common stock and repurchases of our common stock. In addition, holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments, and our Board of Directors may only authorize the Company to repurchase shares of our common stock with funds legally available for such repurchases. The payment of future dividends and future repurchases will depend upon our earnings, economic conditions, liquidity and capital requirements, and other factors, including our debt leverage. Accordingly, we cannot make any assurance that future dividends will be paid, or future repurchases will be made, at levels comparable to our historical practices, if at all. Due to the seasonal nature of our business and the fact that our business is not asset-intensive, there may be periods of time during our fiscal year in which the payment of dividends or stock repurchases may cause us to have a negative net worth under accounting principles generally accepted in the U.S. (GAAP). See additional discussion regarding our provision of notice to the Federal Reserve prior to paying dividends or repurchasing shares in the risk factor related to the Federal Reserve capital requirements.
Our businesses may be adversely affected by difficult economic conditions, in particular, high unemployment levels.
Difficult economic conditions are frequently characterized by high unemployment levels and declining consumer and business spending. These poor economic conditions may negatively affect demand and pricing for our services and products. Higher unemployment levels, especially within client segments we serve, may result in clients electing not

18	2015 Form 10-K | H&R Block, Inc.

to file tax returns or clients seeking lower cost preparation and filing alternatives. Sustained levels of high unemployment may negatively impact our ability to increase or retain tax preparation clients.
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
Mortgage loans held by us are secured by properties concentrated in the states of Florida, New York, and California, which represented 19%, 23% and 11%, respectively, of total mortgage loans held for investment as of April 30, 2015. No other state held more than 10% of loan balances. If adverse trends in the residential mortgage loan market were to occur, particularly in geographic areas with a greater concentration of mortgage loans, we could incur loan loss provisions.
Mortgage loans purchased from Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC) represent 58% of total loans held for investment as of April 30, 2015. Remaining loans held for investment were originated by a third-party bank and purchased by us. Loans we purchased from SCC have experienced higher delinquency rates than other loans we purchased, and may expose us to greater risk of credit loss.
Mortgage loans held for investment had a carrying value of $239 million and a fair value of $190 million as of April 30, 2015. Although we have no current intent to do so, if we decide to sell these mortgage loans in the future we would incur an impairment loss for the difference between carrying value and fair value at the time of sale.
In addition to mortgage loans, we also extend secured and unsecured credit to other clients, including providing EAs to our tax clients. We may incur significant losses on credit we extend, which in turn could reduce our profitability.
Our business depends on our strong reputation and the value of our brands.
Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future services and products and is an important element in attracting new clients. In addition, our franchisees may operate their businesses under our brands. Adverse publicity (whether or not justified) relating to events or activities involving or attributed to us, our franchisees, employees, or agents or our services or products may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our services and products and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of our brands.
Failure to protect our intellectual property rights may harm our competitive position and litigation to protect our intellectual property rights or defend against third party allegations of infringement may be costly.
Despite our efforts to protect our intellectual property and proprietary information, we may be unable to do so effectively in all cases. Competitors may misappropriate our trademarks, copyrights or other intellectual property rights or duplicate our technology and products which may adversely affect our ability to compete with them. To the extent that our intellectual property is not protected effectively by trademarks, copyrights, patents, or other means, other parties with knowledge of our intellectual property, including former employees, may seek to exploit our intellectual property for their own or others' advantage. In addition, third-parties may allege we are infringing on their intellectual property rights, and we may face intellectual property challenges from other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes and, in that event, we could lose significant revenues, incur significant license, royalty, or technology development expenses, suffer harm to our reputation, or pay significant monetary damages.

H&R Block, Inc. | 2015 Form 10-K	19

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
Our international operations are subject to risks which may harm our business and our consolidated financial position, results of operations, and cash flows.
We have international operations, including in Canada, Australia, India, and Brazil, and may consider expansion opportunities in additional countries in the future. There is uncertainty about our ability to generate revenues from new or emerging foreign operations and expand into other international markets. Additionally, there are risks inherent in doing business internationally, including: (1) changes in trade regulations; (2) difficulties in managing foreign operations as a result of distance, language, and cultural differences; (3) profit repatriation restrictions, and fluctuations in foreign currency exchange rates; (4) geopolitical events, including acts of war and terrorism, and economic and political instability; (5) compliance with U.S. laws such as the Foreign Corrupt Practices Act and other applicable foreign anti-corruption laws; (6) compliance with U.S. and international laws and regulations, including those concerning privacy, and data protection and retention; and (7) risks related to other government regulation or required compliance with local laws. These risks inherent in our international operations and expansion could increase our costs of doing business internationally and could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
We may be adversely impacted by changes in corporate tax rates, the adoption of new tax legislation in the jurisdictions in which we operate, and exposure to additional tax liabilities.
As a multinational corporation, we are subject to taxes in the U.S. and numerous foreign jurisdictions where our subsidiaries are organized and conduct their operations. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Tax rates in the various jurisdictions in which our subsidiaries are organized and conduct their operations may change significantly as a result of political or economic factors beyond our control. Additionally, our future effective tax rates could be adversely affected by changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation. Our tax returns and other tax matters are periodically examined by tax authorities and governmental bodies, including the IRS, which may disagree with positions taken by us in determining our tax liability. There can be no assurance as to the outcome of these examinations. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.
RISKS RELATING TO DISCONTINUED OPERATIONS
SCC is subject to potential contingent losses related to representation and warranty claims, which may have an adverse effect on our business and our consolidated financial condition, results of operations, and cash flows. SCC has accrued an estimated liability related to these contingent losses that may not be adequate.
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

20	2015 Form 10-K | H&R Block, Inc.

warranties related to borrower fraud in whole loan sale transactions to institutional investors, which were generally securitized by such investors and represented approximately 68% of the disposal of loans originated in calendar years 2005, 2006 and 2007, included a "knowledge qualifier" limiting SCC's liability to those instances where SCC had knowledge of the fraud at the time the loans were sold. Representations and warranties made in other sale transactions effectively did not include a knowledge qualifier as to borrower fraud. SCC believes it would have an obligation to repurchase a loan only if it breached a representation and warranty and such breach materially and adversely affects the value of the mortgage loan or certificate holder's interest in the mortgage loan. SCC also would assert that it has no liability for the failure to repurchase any mortgage loan that has been liquidated prior to a repurchase demand, as described more fully in Item 8, note 18 to the consolidated financial statements
The statute of limitations for a contractual claim to enforce a representation and warranty obligation is generally six years or such shorter limitations period that may apply under the law of a state where the economic injury occurred. SCC believes that the limitations period begins to run from the applicable closing date of the sale of the loans or RMBS. On June 11, 2015, the New York Court of Appeals held in ACE Securities Corp. v. DB Structured Products, Inc., that the limitations period begins to run from the applicable closing date of the sale of the loans or RMBS. New York law governs many, though not all, of the transactions into which SCC entered. During fiscal years 2015, 2014, and 2013, SCC entered into tolling agreements with counterparties that have made a significant majority of previously denied representation and warranty claims. These tolling agreements toll the running of any applicable statute of limitations related to potential lawsuits regarding representation and warranty claims and other claims against SCC.
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
SCC has accrued a liability as of April 30, 2015 for estimated contingent losses arising from representation and warranty claims of $149.8 million. If future losses are in excess of SCC's accrued liability, those losses could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows, as SCC's financial condition, results of operations and cash flows are included in our consolidated financial statements. The accrued liability does not include potential losses related to litigation matters discussed in the risk factor below and in Item 8, note 17 to the consolidated financial statements. Also see Item 8, note 18 to the consolidated financial statements.
SCC is subject to potential contingent losses related to securitization transactions in which SCC participated as a depositor or loan originator, which may result in significant financial losses.
Between January 2005 and November 2007, SCC originated mortgage loans totaling approximately $80 billion. Mortgage loans originated by SCC were sold either as whole loans to single third-party buyers, who generally securitized such loans, or in the form of RMBSs. SCC estimates approximately 90% of the loans it originated in 2005, 2006, and 2007 were securitized in approximately 110 securitization transactions. In most of these securitization transactions, SCC agreed, subject to certain conditions and limitations, to indemnify the underwriters or depositors for certain losses and expenses that the underwriters or depositors may incur as a result of certain claims made against them relating to loans originated by SCC, including certain legal expenses the underwriters or depositors incur in their defense of such claims. Some of those underwriters and depositors are defendants in lawsuits where various other parties allege a variety of claims, including violations of U.S. federal and state securities law and common law fraud based on alleged materially inaccurate or misleading disclosures, arising out of the activities of such underwriters or depositors in their sale of RMBSs or mortgage loans. Based on information currently available to SCC, it believes that the 20 lawsuits in which notice of a claim for indemnification has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $4 billion). Certain of the notices received included, and future notices may include, a reservation of rights, which are referred to as "reserved contribution rights," that encompasses a right of contribution which may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. Because SCC has not been a party to these lawsuits (with the exception of the Federal Home Loan Bank of Chicago v. Bank of America

H&R Block, Inc. | 2015 Form 10-K	21

Funding Corporation case discussed in Item 8, note 17) and has not had control of this litigation or settlements thereof, SCC does not have precise information about the amount of damages or other remedies being asserted, the defenses to the claims in such lawsuits or the terms of any settlements of such lawsuits. SCC therefore cannot reasonably estimate the amount of potential losses or associated fees and expenses that may be incurred in connection with such lawsuits, which may be material. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification or contribution from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits.
In addition, other counterparties to the securitization transactions, including certificate holders, securitization trustees and monoline insurance companies, have filed or may file lawsuits, or may assert indemnification claims, directly against depositors and loan originators in securitization transactions alleging a variety of claims, including U.S. federal and state securities law violations, common law torts and fraud and breach of contract claims, among others. Additional or new lawsuits or claims may be filed or asserted against SCC in the future.
These matters are in the early stages. We have not concluded that a loss related to any of these indemnification claims or reserved contribution rights is probable, have not accrued a liability for these claims or rights, and are not able to estimate a reasonably estimable possible loss or range of loss for these claims or rights. However, if SCC were required to pay material amounts with respect to these matters, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows, as SCC's financial condition, operating results, and cash flows are included in our consolidated financial statements. See Item 8, note 17 to the consolidated financial statements for additional information.
H&R Block has guaranteed the payment of certain limited claims against SCC.
SCC is subject to representation and warranty claims by counterparties to SCC whole loan sales and securitization transactions, including certificate holders, securitization trustees, monoline insurance companies, and subsequent purchasers of whole loans. In certain limited circumstances described below, H&R Block has outstanding guarantees of payment if claims are successfully asserted by such counterparties.
These guarantees include representation and warranty claims with respect to a limited number of whole loan sales by SCC with an aggregate outstanding principal and liquidated amount of approximately $1.4 billion as of January 31, 2013, based on the most recent data available to SCC from the servicer. There have been a total of approximately $41 million of representation and warranty claims with respect to these whole loan sales.
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
We could be subject to claims by the creditors of SCC.
As discussed above, SCC is subject to representation and warranty claims and other claims and litigation related to its past sales and securitizations of mortgage loans. Additional claims and proceedings may be made in the future. If the amount that SCC is ultimately required to pay with respect to these claims and litigation, together with related administration and legal expense, exceeds its net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of April 30, 2015, total approximately $480 million and consist primarily of an intercompany note receivable and a deferred tax asset. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows. In addition, in certain limited instances, H&R Block guaranteed amounts as outlined in the above risk factor.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

22	2015 Form 10-K | H&R Block, Inc.

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
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS - H&R Block's common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On May 29, 2015, there were 18,789 shareholders of record and the closing stock price on the NYSE was $31.73 per share.
QUARTERLY STOCK PRICES AND DIVIDENDS - The quarterly information regarding H&R Block's common stock prices and dividends appears in Item 8, note 21 to the consolidated financial statements. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends. See note 19 to the consolidated financial statements for discussion of HRB Bank's ability to pay dividends.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS - The information called for by this item appearing in our definitive proxy statement under the heading "Equity Compensation Plans," to be filed no later than 120 days after April 30, 2015, is incorporated herein by reference.
A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2015 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May be Purchased Under the Plans or Programs (2)
February 1 – February 28	1	$34.28	—	$857,504
March 1 – March 31	1	$34.07	—	$857,504
April 1 – April 30	1	$32.29	—	$857,504
	3	$33.37

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
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on April 30, 2010, and its relative performance is tracked through April 30, 2015.

H&R Block, Inc. | 2015 Form 10-K	23

Note:
The peer group includes the following companies: Intuit Inc., Blucora, Inc., Liberty Tax, Inc., CBIZ, Inc., Resources Connection, Inc., ICF International, Inc., Towers Watson & Co., Navigant Consulting, Inc., and Huron Consulting Group Inc.

ITEM 6. SELECTED FINANCIAL DATA
We derived the selected consolidated financial data presented below from our audited consolidated financial statements as of and for each of the five annual periods ending April 30, 2015. Results of operations of fiscal years 2015, 2014 and 2013 are discussed in Item 7. The data set forth below should be read in conjunction with Item 7 and the consolidated financial statements in Item 8. During fiscal year 2012, we sold our previously reported Business Services segment and recorded a loss on the sale.

(in 000s, except per share amounts)
April 30,	2015	2014	2013	2012	2011
Revenues	$3,078,658	$3,024,295	$2,905,943	$2,893,771	$2,944,980
Net income from continuing operations	486,744	500,097	465,158	345,968	392,547
Net income	473,663	475,157	433,948	265,932	406,110
Basic earnings per share:
Continuing operations	$1.77	$1.82	$1.70	$1.16	$1.27
Consolidated	1.72	1.73	1.59	0.89	1.31
Diluted earnings per share:
Continuing operations	$1.75	$1.81	$1.69	$1.16	$1.27
Consolidated	1.71	1.72	1.58	0.89	1.31
Total assets	$4,515,420	$4,693,529	$4,537,779	$4,649,567	$5,289,453
Long-term debt (1)	506,088	906,474	906,680	1,040,549	1,040,084
Stockholders' equity	1,832,949	1,556,549	1,263,547	1,325,892	1,449,574
Shares outstanding	275,275	274,228	272,635	292,119	305,366
Dividends per share (2)	$0.80	$0.80	$0.80	$0.70	$0.45

(1)	Includes current portion of long-term debt.

(2)	Amounts represent dividends declared. In fiscal year 2011, a dividend of $0.15 per share paid in July 2010 was declared in April 2010.

24	2015 Form 10-K | H&R Block, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide tax preparation, retail banking services and other services. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or virtually via the internet) or prepared and filed by our clients through H&R Block tax software, either online or using our desktop software or mobile applications.
RECENT DEVELOPMENTS
In April 2014, our subsidiaries, HRB Bank and Block Financial, entered into a P&A Agreement with BofI, which was amended in October 2014 and again in February 2015. Pursuant to the P&A Agreement, HRB Bank will sell certain assets and assign certain liabilities, including all of HRB Bank's deposit liabilities, to BofI, subject to various closing conditions, including the receipt of certain required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. See Item 1 under "General Development of Business" and below under "Financial Condition - HRB Bank" for additional information.
Due to the lack of regulatory approval, we continued to offer financial services products to our clients through HRB Bank during the 2015 tax season.
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
In connection with additional agreements expected to be entered into upon the closing of the P&A Transaction, BofI will offer H&R Block-branded financial products distributed by the Company to the Company's clients. An operating subsidiary of the Company will provide certain marketing, servicing and operational support to BofI for such financial services and products. We expect the net, ongoing annual financial impact of these agreements to be dilutive by approximately $0.07 to $0.09 per share beginning in fiscal year 2016, based on current fully diluted shares outstanding. Results will vary based upon the volume of financial services products sold and the actual closing date.
H&R Block, Inc. became subject to the new SLHC regulatory capital requirements effective January 1, 2015. Until we divest HRB Bank and cease to be an SLHC, H&R Block, Inc. will remain subject to the minimum regulatory capital requirements which will likely restrict the capital allocation strategies available to us. See discussion in Item 1, "Regulation and Supervision – Bank and Holding Companies," and in Item 1A, "Risk Factors," for additional information on regulatory capital requirements for SLHCs.
OVERVIEW
A summary of our fiscal year 2015 results is as follows:

▪
Tax Services' revenues increased $56.8 million, or 1.9%, compared to the prior year. U.S. assisted tax preparation fees increased $71.4 million, or 4.0%, while royalty revenues declined $23.4 million, or 7.4%, almost entirely due to acquisitions of franchisee businesses during the fiscal year. Return counts in our company-owned offices, excluding returns prepared in those offices acquired during fiscal year 2015, declined 4.6%.

▪	Pretax earnings fell $24.3 million, or 3.2%, as higher revenues were offset by increases in marketing and depreciation and amortization.

▪	Diluted earnings per share from continuing operations decreased 3.3% from the prior year to $1.75.

▪
Adjusted earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) increased $18.7 million, or 2.0%, to $951.0 million. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | 2015 Form 10-K	25

RESULTS OF OPERATIONS
TAX SERVICES – This segment consists primarily of our assisted and DIY tax return preparation - in-person, online, desktop software and mobile applications - and related services to the general public primarily in the U.S. and its territories, Canada, and Australia. This segment also includes the activities of HRB Bank, which offers retail banking services, primarily in support of the U.S. tax business.
CORPORATE AND ELIMINATIONS – Corporate operating results include net interest income and gains or losses relating to mortgage loans held for investment and residual interests in securitizations, interest expense on borrowings, other corporate expenses, and eliminations of intercompany activities.
DISCONTINUED OPERATIONS – Discontinued operations include our previously reported Business Services segment and discontinued mortgage operations.

Tax Services – Operating Statistics
Year ended April 30,	2015	2014	2013
TAX RETURNS PREPARED : (in 000s)
United States:
Company-owned operations	8,327	8,342	8,907
Franchise operations	4,688	5,268	5,598
Total assisted returns	13,015	13,610	14,505
Desktop	2,168	2,026	2,055
Online	4,765	4,389	4,356
Free File Alliance	676	767	663
Total tax software	7,609	7,182	7,074
Total U.S. returns	20,624	20,792	21,579
International operations:
Canada (1)	2,658	2,642	2,517
Australia	768	746	741
Other	115	21	14
Total international operations	3,541	3,409	3,272
Tax returns prepared worldwide	24,165	24,201	24,851

TAX OFFICES (at the peak of the tax season):
U.S. offices:
Total company-owned offices	6,365	6,086	6,211
Total franchise offices	3,921	4,292	4,507
Total U.S. offices	10,286	10,378	10,718
International offices:
Canada	1,231	1,179	1,139
Australia	433	409	410
Total international offices	1,664	1,588	1,549
Tax offices worldwide	11,950	11,966	12,267

(1)
In fiscal years 2015 and 2014, the end of the Canadian tax season was extended from April 30 to May 5. Tax returns prepared in Canada in fiscal years 2015 and 2014 includes approximately 131 thousand and 141 thousand returns, respectively, in both company-owned and franchise offices which were accepted by the client after April 30. The revenues related to these returns were recognized in fiscal years 2016 and 2015, respectively.

26	2015 Form 10-K | H&R Block, Inc.

Consolidated – Financial Results					(in 000s)
Year ended April 30,	2015			2014
	Tax Services	Corporate and Eliminations	Total	Tax Services	Corporate and Eliminations	Total
Tax preparation fees:
U.S. assisted	$1,865,438	$—	$1,865,438	$1,794,043	$—	$1,794,043
International	207,772	—	207,772	200,152	—	200,152
U.S. DIY	231,854	—	231,854	206,516	—	206,516
	2,305,064	—	2,305,064	2,200,711	—	2,200,711
Royalties	292,743	—	292,743	316,153	—	316,153
Revenues from refund transfers	171,094	—	171,094	181,394	—	181,394
Revenues from Emerald Card®	103,300	—	103,300	103,730	—	103,730
Revenues from Peace of Mind® Extended Service Plan	81,551	—	81,551	89,685	—	89,685
Interest and fee income on Emerald Advance	57,202	—	57,202	56,877	—	56,877
Other	45,345	22,359	67,704	50,910	24,835	75,745
Total revenues	3,056,299	22,359	3,078,658	2,999,460	24,835	3,024,295

Compensation and benefits:
Field wages	731,309	—	731,309	702,312	—	702,312
Other wages	158,463	18,234	176,697	169,583	22,997	192,580
Benefits and other compensation	167,178	15,823	183,001	158,203	13,307	171,510
	1,056,950	34,057	1,091,007	1,030,098	36,304	1,066,402
Occupancy and equipment	375,392	351	375,743	363,590	1,446	365,036
Marketing and advertising	271,866	1,816	273,682	237,214	1,549	238,763
Depreciation and amortization	159,787	17	159,804	115,488	116	115,604
Bad debt	75,003	(10)	74,993	71,733	8,274	80,007
Supplies	42,808	64	42,872	36,454	73	36,527
Other	242,054	23,837	265,891	260,676	42,790	303,466
Total operating expenses	2,223,860	60,132	2,283,992	2,115,253	90,552	2,205,805
Other income	799	515	1,314	10,664	25,651	36,315
Interest expense on borrowings	(2,067)	(43,179)	(45,246)	(2,137)	(53,142)	(55,279)
Other expenses	(7,935)	6	(7,929)	(26,367)	(6,043)	(32,410)
Pretax income (loss)	$823,236	$(80,431)	742,805	$866,367	$(99,251)	$767,116
Income taxes			256,061			267,019
Net income from continuing operations			486,744			500,097
Net loss from discontinued operations			(13,081)			(24,940)
Net income			$473,663			$475,157

Basic earnings (loss) per share:
Continuing operations			$1.77			$1.82
Discontinued operations			(0.05)			(0.09)
Consolidated			$1.72			$1.73

Diluted earnings (loss) per share:
Continuing operations			$1.75			$1.81
Discontinued operations			(0.04)			(0.09)
Consolidated			$1.71			$1.72

EBITDA from continuing operations (1)			$948,537			$940,108
EBITDA from continuing operations - adjusted (1)			951,006			932,329

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | 2015 Form 10-K	27

FISCAL 2015 COMPARED TO FISCAL 2014
TAX SERVICES – Tax Services' revenues increased $56.8 million, or 1.9%, compared to the prior year. U.S. assisted tax preparation fees increased $71.4 million, or 4.0%, while royalty revenues declined $23.4 million, or 7.4%, almost entirely due to acquisitions of franchisee businesses during the fiscal year. Return counts in our company-owned offices, excluding returns prepared in those offices acquired during fiscal year 2015, declined 4.6%.
International tax preparation fees increased $7.6 million, or 3.8%, due primarily to pricing changes, partially offset by unfavorable exchange rates.
Tax preparation fees from our U.S. DIY business increased $25.3 million, or 12.3%, primarily due to an 8.1% increase in paid returns. The remaining increase is due to better monetization of new and existing clients and a higher number of more complicated returns.
Fees earned on RTs decreased $10.3 million, or 5.7%, primarily due to lower assisted return volumes.
Revenue from fees for our POM is initially deferred, and recognized over the term of the service plan based on actual claims paid in relation to projected claims. Revenue decreased $8.1 million, or 9.1%, in fiscal year 2015 primarily due to a change in projected claims that resulted in an increase in revenue recognized last year.
Total expenses increased $108.6 million, or 5.1%, from the prior year. Total compensation and benefits increased $26.9 million primarily due to higher variable field wages resulting from increased revenues and increased training costs. Occupancy and equipment expenses increased $11.8 million, or 3.2%, primarily due to a 4.6% increase in company-owned offices resulting from franchise acquisitions. Marketing and advertising expenses increased $34.7 million due to a planned increase in national advertising spend as part of our current year marketing strategy. Depreciation and amortization expense increased $44.3 million, or 38.4%, primarily due to acquisitions of franchisee and competitor businesses and improvements to existing offices. Other expenses decreased $18.6 million, or 7.1%, primarily due to lower litigation and consulting costs in the current year.
Other income declined $9.9 million primarily due to a $10.1 million gain on the sale of an intangible customer list asset in the prior year. Other expenses declined $18.4 million, primarily due to an other-than-temporary impairment on AFS securities of $12.4 million recorded in the prior year, coupled with a decline of $6.7 million in foreign currency losses.
Pretax income for fiscal year 2015 decreased $43.1 million, or 5.0%, over the prior year. The pretax margin for the segment decreased to 26.9% in fiscal year 2015 from 28.9% in fiscal year 2014.
CORPORATE – Bad debt expense declined $8.3 million from the prior year due to improved collateral values. Other operating expenses decreased $19.0 million, or 44.3%, primarily due to declines in litigation, insurance, consulting and loan servicing costs.
Other income declined $25.1 million, primarily due to a gain of $18.3 million recognized in fiscal year 2014 on the sale of residual interests in mortgage securitizations. Interest expense declined $10.0 million, or 18.7%, due to repayment of our notes that matured in October 2014. Other expenses declined $6.0 million primarily due to lower foreign currency losses.
DISCONTINUED OPERATIONS – The net loss from our discontinued operations totaled $13.1 million for the current year, compared to a net loss of $24.9 million in the prior year.
Pretax losses of mortgage operations totaled $27.1 million, compared to $38.5 million in the prior year, and resulted primarily from loss provisions related to SCC's estimated contingent losses for representation and warranty claims of $16.0 million and $25.0 million for fiscal years 2015 and 2014, respectively.
Our discontinued Business Services segment also recorded favorable adjustments resulting in an improvement of $7.5 million in legal settlements during fiscal year 2015 over the prior year.

28	2015 Form 10-K | H&R Block, Inc.

Consolidated – Financial Results					(in 000s)
Year ended April 30,	2014			2013
	Tax Services	Corporate and Eliminations	Total	Tax Services	Corporate and Eliminations	Total
Tax preparation fees:
U.S. assisted	$1,794,043	$—	$1,794,043	$1,712,319	$—	$1,712,319
International	200,152	—	200,152	220,870	—	220,870
U.S. DIY	206,516	—	206,516	189,341	—	189,341
	2,200,711	—	2,200,711	2,122,530	—	2,122,530
Royalties	316,153	—	316,153	318,386	—	318,386
Revenues from refund transfers	181,394	—	181,394	158,176	—	158,176
Revenues from Emerald Card®	103,730	—	103,730	98,896	—	98,896
Revenues from Peace of Mind® Extended Service Plan	89,685	—	89,685	71,355	—	71,355
Interest and fee income on Emerald Advance	56,877	—	56,877	59,657	—	59,657
Other	50,910	24,835	75,745	48,967	27,976	76,943
Total revenues	2,999,460	24,835	3,024,295	2,877,967	27,976	2,905,943

Compensation and benefits:
Field wages	702,312	—	702,312	654,794	—	654,794
Other wages	169,583	22,997	192,580	150,306	19,030	169,336
Benefits and other compensation	158,203	13,307	171,510	148,492	10,526	159,018
	1,030,098	36,304	1,066,402	953,592	29,556	983,148
Occupancy and equipment	363,590	1,446	365,036	354,430	308	354,738
Marketing and advertising	237,214	1,549	238,763	270,240	543	270,783
Depreciation and amortization	115,488	116	115,604	92,004	403	92,407
Bad debt	71,733	8,274	80,007	77,402	13,283	90,685
Supplies	36,454	73	36,527	40,131	70	40,201
Other	260,676	42,790	303,466	268,034	34,964	302,998
Total operating expenses	2,115,253	90,552	2,205,805	2,055,833	79,127	2,134,960
Other income	10,664	25,651	36,315	2,142	10,433	12,575
Interest expense on borrowings	(2,137)	(53,142)	(55,279)	(2,172)	(72,125)	(74,297)
Other expenses	(26,367)	(6,043)	(32,410)	(961)	(6,289)	(7,250)
Pretax income (loss)	$866,367	$(99,251)	767,116	$821,143	$(119,132)	$702,011
Income taxes			267,019			236,853
Net income from continuing operations			500,097			465,158
Net loss from discontinued operations			(24,940)			(31,210)
Net income			$475,157			$433,948

Basic earnings (loss) per share:
Continuing operations			$1.82			$1.70
Discontinued operations			(0.09)			(0.11)
Consolidated			$1.73			$1.59

Diluted earnings (loss) per share:
Continuing operations			$1.81			$1.69
Discontinued operations			(0.09)			(0.11)
Consolidated			$1.72			$1.58

EBITDA from continuing operations (1)			$940,108			$874,375
EBITDA from continuing operations - adjusted (1)			932,329			884,245

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | 2015 Form 10-K	29

FISCAL 2014 COMPARED TO FISCAL 2013
TAX SERVICES – Tax Services' revenues increased $121.5 million, or 4.2%, compared to the prior year primarily due to an increase in U.S. tax preparation fees of $81.7 million, or 4.8%. Elimination in virtually all markets of a prior year offer to prepare certain 1040EZ tax returns at no charge (resulting in a one-time increase of over $30 million), a shift to more complex returns, and other pricing changes resulted in higher revenues. Other pricing changes primarily related to targeted changes to our pricing strategy for a limited number of clients who were receiving significant discounts and beginning to charge for tax return extensions. This increase was partially offset by a 6.3% decline in returns prepared driven primarily by our decision to discontinue the free 1040EZ offer.
International tax preparation fees decreased $20.7 million, or 9.4%, due primarily to unfavorable exchange rates and extension of the Canadian tax season to May 5th.
U.S. DIY revenue increased $17.2 million, or 9.1%, primarily due to tax software product enhancements and monetization efforts.
Fees earned on RTs increased $23.2 million, or 14.7%, primarily due to elimination of certain price discounts and higher volumes for our online clients.
POM revenue increased in fiscal year 2014 primarily due to improving claim experience and lower estimates of projected claims.
Total expenses increased $59.4 million, or 2.9%, from the prior year. Total compensation and benefits increased $76.5 million primarily due to higher variable field wages resulting from increased revenues and increases to in-office customer service support staff. Occupancy and equipment expenses increased $9.2 million, or 2.6%, primarily due to a 4.8% increase in company-owned offices. Marketing and advertising expenses declined $33.0 million due to a planned reduction in national advertising spend. Depreciation and amortization expense increased $23.5 million, or 25.5%, primarily due to office upgrades and competitor acquisitions. Other expenses decreased $7.4 million, or 2.7%, primarily due to declines in POM and related claims, partially offset by higher consulting and travel costs.
Other income increased $8.5 million primarily due to a $10.1 million gain on the sale of an intangible customer list asset. Other expenses increased $25.4 million, primarily due to an other-than-temporary impairment on AFS securities of $12.4 million, coupled with an increase of $12.8 million in foreign currency losses.
Pretax income for fiscal year 2014 increased $45.2 million, or 5.5%, over the prior year. The pretax margin for the segment increased to 28.9% in fiscal year 2014 from 28.5% in fiscal year 2013.
CORPORATE – Interest expense declined $19.0 million, or 26.3%, due to lower interest rates on our long-term debt, coupled with lower principal balances outstanding. Other expenses increased $7.8 million, or 22.4%, primarily due to higher consulting and insurance expenses.
Other income increased $15.2 million, primarily due to a gain of $18.3 million recognized on the sale of residual interests in mortgage securitizations, partially offset by lower accretion on those residuals. Other expenses were essentially flat as higher foreign currency losses in fiscal year 2014 were offset by the loss on extinguishment of debt recorded in fiscal year 2013.
DISCONTINUED OPERATIONS – The net loss from our discontinued operations totaled $24.9 million for fiscal year 2014, compared to a net loss of $31.2 million in fiscal year 2013.
Pretax losses of mortgage operations totaled $38.5 million, compared to $52.1 million in fiscal year 2013, and resulted primarily from loss provisions related to SCC's estimated contingent losses for representation and warranty claims of $25.0 million and $40.0 million for fiscal years 2014 and 2013, respectively.
CONTINGENT LOSSES – SCC has accrued a liability as of April 30, 2015 for estimated contingent losses arising from representation and warranty claims of $149.8 million. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors, mentioned in "Critical Accounting Estimates" below. Changes in any one of these factors could significantly impact the estimate.
Losses may also be incurred with respect to various indemnification claims or reserved contribution rights by underwriters and depositors in securitization transactions in which SCC participated. SCC has not concluded that a

30	2015 Form 10-K | H&R Block, Inc.

loss is probable or reasonably estimable related to these indemnification claims or reserved contribution rights, therefore there is no accrued liability for these contingent losses as of April 30, 2015.
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
Assumptions and Approach Used. SCC has entered into tolling agreements with counterparties that have made a significant majority of previously denied representation and warranty claims. These tolling agreements toll the running of any applicable statute of limitations related to potential lawsuits regarding representation and warranty claims and other claims against SCC.
Beginning in the fourth quarter of fiscal year 2013 and continuing through fiscal year 2015, SCC has been engaged in discussions with these counterparties regarding the bulk settlement of previously denied and potential future claims. Based on settlement discussions with certain counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the representation and warranty and other claims that are the subject of these discussions. On December 5, 2014, SCC entered into a settlement agreement to resolve certain of these claims. The amount paid under the settlement agreement was fully covered by prior accruals. In the event that the ongoing efforts to settle are not successful, SCC believes claim volumes may increase or litigation may result.
SCC will continue to vigorously contest any request for repurchase when it has concluded that a valid basis for repurchase does not exist. SCC's decision whether to engage in bulk settlement discussions is based on factors that vary by counterparty or type of counterparty and include the considerations (described below) used by SCC in determining its loss estimate.
SCC's loss estimate for representation and warranty claims is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of SCC's prior bulk settlements, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, bulk settlement methodologies used and publicly disclosed by other market participants, the potential pro-rata realization of the claims as compared to all claims and other relevant facts and circumstances when developing its estimate of probable loss. SCC believes that the most significant of these factors are the terms expected to result from ongoing bulk settlement discussions, which have been primarily influenced by the bulk settlement methodologies used and publicly disclosed by other market participants and the anticipated pro-rata realization of the claims of particular counterparties as compared to the anticipated realization if all claims and litigation were resolved together with payment of SCC's related administration and legal expense. Changes in any one of the factors mentioned above could significantly impact the estimate.

H&R Block, Inc. | 2015 Form 10-K	31

Sensitivity of Estimate to Change. It is reasonably possible that future representation and warranty losses may vary from the amounts accrued for these exposures. SCC currently believes the aggregate range of reasonably possible losses in excess of amounts accrued is not material. This estimated range is based on the best information currently available, significant management judgment and a number of factors that are subject to change, including developments in case law and the factors listed above. The actual loss that may be incurred could differ materially from our accrual or the estimate of reasonably possible losses.
SCC has accrued a liability as of April 30, 2015 for estimated contingent losses arising from representation and warranty claims of $149.8 million. SCC accrued incremental loss provisions of $16 million in fiscal year 2015, $25 million in fiscal year 2014 and $40 million in fiscal year 2013.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of April 30, 2015, total approximately $480 million and consist primarily of an intercompany note receivable and a deferred tax asset. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
The accrued liability does not include potential losses related to litigation and indemnification matters discussed in Item 1A, "Risk Factors" and in Item 8, note 17 to the consolidated financial statements. Also see Item 8, note 18 to the consolidated financial statements.
LITIGATION AND RELATED CONTINGENCIES –
Nature of Estimates Required. We accrue liabilities related to certain legal matters for which we believe it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Assessing the likely outcome of pending or threatened litigation, including the amount of potential loss, if any, is highly subjective.
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
Sensitivity of Estimate to Change. It is reasonably possible that future litigation and related contingent losses may vary from the amounts accrued. For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of April 30, 2015, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material. However, our judgments on whether a loss is probable, reasonably possible or remote and our estimates of probable loss amounts may differ from actual results due to difficulties in predicting the outcome of jury trials, arbitration hearings, settlement discussions and related activity, predicting the outcome of class certification actions and numerous other uncertainties. Due to the number of claims which are periodically asserted against us, and the magnitude of damages sought in those claims, actual losses in the future may significantly differ from our current estimates.
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

32	2015 Form 10-K | H&R Block, Inc.

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
As of April 30, 2015, we accrued liabilities for unrecognized tax benefits on uncertain tax positions of approximately $86 million. Of the total gross unrecognized tax benefit as of April 30, 2015, approximately $55 million would impact our effective tax rate if ultimately recognized.
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
Assumptions and Approach Used. Our deferred tax assets include state and foreign tax loss carry-forwards, which in some cases have been reduced by a valuation allowance. We have considered taxable income in carry-back periods, historical and forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and tax planning strategies in determining the need for a valuation allowance and the estimated amount of these deferred tax assets that will more likely than not be realized.
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
As of April 30, 2015, valuation allowances for our deferred tax assets totaled $25 million. As a result of changes in deferred tax valuation allowances, our effective tax rate increased 0.2% and 1.5% in fiscal years 2015 and 2014, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
See Item 8, note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.

H&R Block, Inc. | 2015 Form 10-K	33

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
Given the likely availability of a number of liquidity options discussed herein, including borrowing capacity under the 2012 CLOC and the issuance of commercial paper, we believe that, in the absence of any unexpected developments, our existing sources of capital as of April 30, 2015 are sufficient to meet our operating and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for fiscal years 2015, 2014 and 2013. See Item 8 for the complete consolidated statements of cash flows for these periods.

			(in 000s)
Year ended April 30,	2015	2014	2013
Net cash provided by (used in):
Operating activities	$626,608	$809,581	$497,108
Investing activities	(148,932)	10,690	(110,937)
Financing activities	(645,807)	(364,930)	(584,541)
Effects of exchange rate changes on cash	(9,986)	(17,618)	1,620
Net change in cash and cash equivalents	$(178,117)	$437,723	$(196,750)

Cash from Operating Activities. Cash provided by operations, which consists primarily of cash received from customers, declined $183.0 million from fiscal year 2014. The decrease from the prior year was primarily due to an increase in income tax payments of $80.9 million and a $50.0 million settlement payment related to representations and warranties.
Cash from Investing Activities. Cash used in investing activities totaled $148.9 million compared to cash provided of $10.7 million in the prior year primarily due to proceeds received in fiscal year 2014 totaling $64.9 million from full repayment of principal and accrued interest outstanding on notes receivable in connection with the sale of RSM McGladrey, an increase in purchases of available-for-sale (AFS) securities of $45.4 million, and an increase in payments for business acquisitions of $44.8 million.
Cash from Financing Activities. Cash used in financing activities increased $280.9 million primarily due to the repayment of $400.0 million in 5.125% Senior Notes which matured in October 2014. This was partially offset by a reduction in cash used to fund customer deposit balances.
CASH REQUIREMENTS –
Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $220.0 million, $219.0 million and $217.2 million in fiscal years 2015, 2014 and 2013, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Although we completed no open-market repurchases of outstanding shares of our common stock in fiscal years 2015 or 2014, we did repurchase 21.3 million shares at a cost of $315.0 million in fiscal year 2013.

34	2015 Form 10-K | H&R Block, Inc.

We currently have Board of Directors' authorization to purchase up to $2.0 billion of our common stock through June 2015. There was $857.5 million remaining under this authorization as of April 30, 2015. Although we have historically from time to time repurchased common stock, there can be no assurances that circumstances will allow us to continue to repurchase common stock in the future. As long as we remain subject to regulatory supervision of the Federal Reserve, our share repurchase program will be closely supervised and we will likely be restricted from repurchasing outstanding shares.
HRB Bank. In April 2014, we entered into the P&A Agreement with BofI, which was amended in October 2014 and again in February 2015. The P&A Agreement is subject to various closing conditions, including the receipt of certain required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. If the closing conditions (including regulatory approvals) are satisfied, we will complete a closing of the P&A Transaction, including the sale of certain assets and transfer of certain liabilities (principally deposit liabilities) to BofI.
Due to the lack of regulatory approval, we continued to offer financial services products to our clients through HRB Bank during the 2015 tax season.
Upon the closing of the P&A Transaction, we will make a cash payment to BofI for the difference in the carrying value of assets sold and the carrying value of liabilities (including deposit liabilities) transferred. The amount of the cash payment made at closing will primarily be equal to the carrying value of the liabilities to be transferred since the carrying value of the assets to be transferred is immaterial. Pursuant to the February Letter Agreement, the parties have set the date of closing as June 30, 2015, unless otherwise agreed by the parties. As of the date of this filing, the parties have not received formal regulatory approval and, as a result, the parties do not expect to close the P&A Transaction on the previously contemplated June 30, 2015 date. Due to the seasonality of our business, the timing of any closing of the P&A Transaction will impact the amount of deposit liabilities transferred. During fiscal year 2015, our deposit balances ranged from approximately $440 million to approximately $1.7 billion. In connection with the closing we intend to liquidate the available-for-sale (AFS) securities held by HRB Bank, which totaled $435 million at April 30, 2015.
See additional discussion in Item 1, under "Business," and in Item 8, note 2 to the consolidated financial statements. See additional discussion of regulatory and capital requirements of HRB Bank in Item 1, "Regulation and Supervision - Bank and Holding Companies," and Item 1A, "Risk Factors."
Capital Investment. Our business is not capital intensive. Capital expenditures totaled $123.2 million and $147.0 million in fiscal years 2015 and 2014, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. We expended net cash totaling $113.3 million and $68.4 million in fiscal years 2015 and 2014 in connection with acquired businesses. We routinely acquire competitor tax businesses and franchisees, and recurring capital allocated to acquisitions consists primarily of this activity. In fiscal year 2014, we also acquired the assets, primarily purchased technology, of a business for $30.3 million.
FINANCING RESOURCES – Our 2012 CLOC has capacity up to $1.5 billion and is scheduled to expire in August 2017. See additional discussion, including a description of related covenants, in Item 8, note 10 to the consolidated financial statements.
While we use commercial paper borrowings to fund our seasonal working capital needs, we had no commercial paper borrowings outstanding as of April 30, 2015 or 2014. Our commercial paper borrowings peaked at $718.6 million in January 2015.
We also had $400.0 million in 5.125% Senior Notes which matured in October 2014 and, utilizing cash on hand, we repaid them according to their terms. During fiscal year 2013, we issued $500.0 million in 5.50% Senior Notes, the proceeds of which, together with cash balances on hand, were used to redeem $600.0 million of our 7.875% Senior Notes that were due to mature in January 2013.

H&R Block, Inc. | 2015 Form 10-K	35

The following table provides ratings for debt issued by Block Financial as of April 30, 2015 and 2014:

	Short-term	Long-term	Outlook
Moody's	P-2	Baa2	Stable
S&P	A-2	BBB	Negative
CASH AND INVESTMENT SECURITIES – As of April 30, 2015, we held cash and cash equivalents of $2.0 billion, including $474.9 million held by HRB Bank and $155.5 million held by our foreign subsidiaries.
Dividends of cash balances held by HRB Bank would be subject to regulatory approval and are therefore not available for general corporate purposes. HRB Bank received regulatory approval and subsequently paid cash dividends and returned capital of $250.0 million during fiscal year 2015. HRB Bank did not pay any dividends during fiscal years 2014 or 2013.
As of April 30, 2015, we also held investments, primarily mortgage backed securities, with a carrying value of $441.7 million which we classified as available for sale. As discussed above, it is our intent (subject to market conditions) to liquidate the majority of these securities in connection with a closing of the P&A Transaction.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, in fiscal years 2015 and 2014 we entered into foreign exchange forward contracts. There were no forward contracts outstanding as of April 30, 2015.
As of April 30, 2015, our Canadian operations had approximately $52 million of U.S. dollar denominated borrowings owed to various U.S. subsidiaries. These borrowings may be repaid in full or in part at any time. Non-borrowed funds would have to be repatriated to be available to fund domestic operations, and in certain circumstances this would trigger additional income taxes on those amounts. We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $10.0 million during fiscal year 2015 compared to a decrease of $17.6 million and an increase of $1.6 million in fiscal years 2014 and 2013, respectively. This change resulted primarily from a decline in Canadian exchange rates.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – A summary of our obligations to make future payments as of April 30, 2015, is as follows:

(in 000s)
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt (including interest)	$717,436	$27,500	$55,000	$55,000	$579,936
Customer deposits (including interest)	745,242	744,772	462	8	—
Contingent acquisition payments	10,667	8,746	1,921	—	—
Capital lease obligations	8,194	790	1,807	2,100	3,497
Operating leases	548,364	197,199	246,128	94,325	10,712
Total contractual cash obligations	$2,029,903	$979,007	$305,318	$151,433	$594,145

The table above does not reflect unrecognized tax benefits of approximately $86 million due to the high degree of uncertainty regarding the future cash flows associated with these amounts.
See discussion of contractual obligations and commitments in Item 8, within the notes to the consolidated financial statements.

36	2015 Form 10-K | H&R Block, Inc.

REGULATORY ENVIRONMENT – H&R Block, Inc. became subject to the new SLHC regulatory capital requirements, effective January 1, 2015. Until we divest HRB Bank and cease to be an SLHC, H&R Block, Inc. will remain subject to the minimum regulatory capital requirements which will likely restrict the capital allocation strategies available to us. See discussion in Item 1, "Regulation and Supervision - Bank and Holding Companies," Item 1A, "Risk Factors," and Item 8, note 19 for additional information on regulatory capital requirements for SLHCs.
The federal government, various state, local, provincial and foreign governments, and some self-regulatory organizations have enacted statutes and ordinances, or adopted rules and regulations, regulating aspects of our business. These aspects include, but are not limited to, commercial income tax return preparers, income tax courses, the electronic filing of income tax returns, the offering of RTs, loan originations and assistance in loan originations, mortgage lending, privacy, consumer protection, franchising, sales methods and banking. We determine the applicability of such statutes, ordinances, rules and regulations (collectively, Laws) and work to comply with those Laws that are applicable to us or our services or products.
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
We measure the performance of our business using a variety of metrics, including EBITDA, adjusted EBITDA and adjusted income of continuing operations. Adjusted EBITDA and adjusted income eliminate the impact of items that we do not consider indicative of our core operating performance and, we believe, provide meaningful information to assist in understanding our financial results, analyzing trends in our underlying business, and assessing our prospects for future performance. We also use EBITDA and income of continuing operations, each subject to permitted adjustments, as performance metrics in incentive compensation calculations for our employees.

H&R Block, Inc. | 2015 Form 10-K	37

We no longer include adjustments for discrete tax items in reporting our non-GAAP measures, which more closely aligns with our internal calculations and analyses. Non-GAAP measures previously reported in fiscal years 2014 and 2013 have been restated to conform to our current reporting practice.
The following is a reconciliation of our reported results from continuing operations and to our adjusted results from continuing operations:

		(in 000s, except per share amounts)
Year ended April 30,	2015		2014		2013
	EBITDA	Income	EBITDA	Income	EBITDA	Income

As reported - from continuing operations	$948,537	$486,744	$940,108	$500,097	$874,375	$465,158

Adjustments (pretax):
Loss contingencies - litigation	(3,936)	(3,936)	1,844	1,844	(4,579)	(4,579)
Impairment of goodwill and intangible assets	—	—	—	—	3,581	3,581
Severance	6,699	6,699	5,204	5,204	4,785	4,785
Professional fees related to HRB Bank transaction	238	238	2,747	2,747	1,565	1,565
Losses (gains) on AFS securities	124	124	(5,836)	(5,836)	—	—
Loss on extinguishment of debt	—	—	—	—	5,790	5,790
Gain on sales of tax offices/businesses	(656)	(656)	(11,738)	(11,738)	(1,272)	(1,272)
Tax effect of adjustments	—	(963)	—	3,045	—	(3,797)
	2,469	1,506	(7,779)	(4,734)	9,870	6,073

As adjusted - from continuing operations	$951,006	$488,250	$932,329	$495,363	$884,245	$471,231

Adjusted EPS		$1.75		$1.79		$1.71

The following is a reconciliation of EBITDA:

			(in 000s)
Year ended April 30,	2015	2014	2013
Net income - reported	$473,663	$475,157	$433,948
Add back:
Discontinued operations	13,081	24,940	31,210
Income taxes of continuing operations	256,061	267,019	236,853
Interest expense of continuing operations	45,928	57,388	79,957
Depreciation and amortization of continuing operations	159,804	115,604	92,407
	474,874	464,951	440,427
EBITDA from continuing operations	$948,537	$940,108	$874,375

38	2015 Form 10-K | H&R Block, Inc.

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
This section presents information required by the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies." The tables in this section include HRB Bank information only.
DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL – The following table presents average balance data and interest income and expense data for our banking operations, as well as the related interest yields and rates for fiscal years 2015, 2014 and 2013:

(dollars in 000s)
Year ended April 30,	2015			2014			2013
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
Interest-earning assets:
Mortgage loans, net	$249,586	$11,829	4.74%	$295,619	$13,808	4.67%	$372,339	$16,556	4.45%
Federal funds sold	738	1	0.14%	961	1	0.10%	1,192	1	0.08%
Credit cards	12,428	3,788	30.48%	21,600	4,956	22.94%	8,119	3,311	40.78%
Emerald Advance	92,649	32,353	34.92%	88,562	30,289	34.20%	91,338	30,997	33.94%
AFS securities	383,253	8,271	2.16%	457,642	9,504	2.08%	380,055	6,791	1.79%
FHLB stock	1,617	8	0.49%	1,842	9	0.49%	1,879	—	—%
Cash and due from banks	613,008	1,515	0.25%	657,259	1,600	0.24%	690,396	1,601	0.23%
	1,353,279	$57,765	4.27%	1,523,485	$60,167	3.95%	1,545,318	$59,257	3.83%
Non-interest-earning assets	17,383			24,217			27,974
Total HRB Bank assets	$1,370,662			$1,547,702			$1,573,292
Interest-bearing liabilities:
Customer deposits	$352,751	$682	0.19%	$607,623	$2,109	0.35%	$735,368	$5,660	0.77%
Non-interest-bearing liabilities	407,674			426,897			364,932
Total liabilities	760,425			1,034,520			1,100,300
Total shareholders' equity	610,237			513,182			472,992
Total liabilities and shareholders' equity	$1,370,662			$1,547,702			$1,573,292
Net yield on interest-earning assets		$57,083	4.22%		$58,058	3.81%		$53,597	3.47%
The following table presents the rate/volume variance in interest income and expense for the last two fiscal years:

(in 000s)
Year ended April 30,	2015				2014
	Total Change in Interest Income/Expense	Change Due to Rate/Volume	Change Due to Rate	Change Due to Volume	Total Change in Interest Income/Expense	Change Due to Rate/Volume	Change Due to Rate	Change Due to Volume
Interest income:
Loans, net (1)	$(1,083)	$(790)	$2,784	$(3,077)	$(1,811)	$(2,603)	$(584)	$1,376
AFS securities	(1,233)	(52)	366	(1,547)	2,713	222	1,102	1,389
FHLB stock	(1)	—	—	(1)	12	—	12	—
Cash & due from banks	(85)	(45)	66	(106)	(4)	3	69	(76)
	$(2,402)	$(887)	$3,216	$(4,731)	$910	$(2,378)	$599	$2,689
Interest expense:
Customer deposits	$(1,427)	$154	$(465)	$(1,116)	$(3,551)	$511	$(3,085)	$(977)

(1)	Includes mortgage loans held for investment, EAs and credit cards. Non-accruing loans have been excluded.

H&R Block, Inc. | 2015 Form 10-K	39

INVESTMENT PORTFOLIO – The following table presents the cost basis and fair value of HRB Bank's investment portfolio as of April 30, 2015, 2014 and 2013:

(in 000s)
As of April 30,	2015		2014		2013
	Cost Basis	Fair Value	Cost Basis	Fair Value	Cost Basis	Fair Value
Mortgage-backed securities	$421,035	$434,924	$420,697	$423,495	$476,450	$482,378
Federal funds sold	261	261	1,156	1,156	1,169	1,169
FHLB stock	1,466	1,466	1,633	1,633	1,861	1,861
	$422,762	$436,651	$423,486	$426,284	$479,480	$485,408

The following table shows the cost basis, scheduled maturities and average yields for HRB Bank's investment portfolio as of April 30, 2015:

(dollars in 000s)
		Less Than One Year		1 - 5 Years		5 - 10 Years		After Ten Years		Total
	Cost Basis	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Weighted Average Yield
Mortgage-backed securities	$421,035	$—	—	$10,629	0.26%	$20,567	1.31%	$389,839	2.16%	2.16%
Federal funds sold	261	261	0.14%	—	—	—	—	—	—	0.14%
FHLB stock	1,466	1,466	0.49%	—	—	—	—	—	—	0.49%
	$422,762	$1,727		$10,629		$20,567		$389,839

LOAN PORTFOLIO AND SUMMARY OF LOAN LOSS EXPERIENCE – The following table shows the composition of HRB Bank's mortgage loan portfolio and information on delinquent loans:

(in 000s)
As of April 30,	2015	2014	2013	2012	2011
Residential real estate mortgages	$245,063	$277,253	$349,841	$428,568	$569,610
Home equity lines of credit	153	170	170	174	183
	$245,216	$277,423	$350,011	$428,742	$569,793

Loans and TDRs on non–accrual	$74,025	$79,894	$89,230	$108,839	$155,645
Loans past due 90 days or more	51,303	57,882	74,992	99,044	149,501
Total TDRs	36,610	43,865	55,061	71,949	106,328
Interest income recorded on non-accrual loans	3,066	3,575	4,025	5,682	6,311
Concentrations of loans to borrowers located in a single state may result in increased exposure to loss as a result of changes in real estate values and underlying economic or market conditions related to a particular geographical location. The table below presents outstanding loans by state, for states with a concentration of 5% or greater, for our portfolio of mortgage loans held for investment as of April 30, 2015:

40	2015 Form 10-K | H&R Block, Inc.

(dollars in 000s)
	Loans Purchased from SCC	Loans Purchased from Other Parties	Total	Percent of Total	Delinquency Rate (30+ Days)
Florida	$11,538	$35,591	$47,129	19%	9%
New York	48,969	6,561	55,530	23%	18%
California	21,320	4,999	26,319	11%	40%
Wisconsin	1,098	16,641	17,739	7%	7%
All others	59,708	38,791	98,499	40%	21%
Total	$142,633	$102,583	$245,216	100%

A rollforward of HRB Bank's allowance for loss on mortgage loans is as follows:

(dollars in 000s)
Year ended April 30,	2015	2014	2013	2012	2011
Balance as of the beginning of the year	$11,272	$14,314	$26,444	$90,487	$93,535
Provision	(10)	8,271	13,250	23,875	35,200
Recoveries	1,393	4,040	3,253	252	272
Charge-offs and transfers	(4,769)	(15,353)	(28,633)	(88,170)	(38,520)
Balance as of the end of the year	$7,886	$11,272	$14,314	$26,444	$90,487
Ratio of net charge-offs to average loans outstanding during the year	1.33%	3.74%	6.37%	19.61%	5.96%
DEPOSITS – The following table shows HRB Bank's average deposit balances and the average rate paid on those deposits for fiscal years 2015, 2014 and 2013:

(dollars in 000s)
Year ended April 30,	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Money market and savings	$53,402	0.42%	$274,633	0.47%	$331,819	0.59%
Interest-bearing checking accounts	1,207	—%	8,881	0.08%	12,027	0.17%
IRAs	296,082	0.15%	310,103	0.20%	322,078	0.91%
Certificates of deposit	2,060	0.82%	14,006	1.31%	69,444	1.08%
	352,751	0.19%	607,623	0.35%	735,368	0.77%
Non-interest-bearing deposits	342,414		362,806		330,727
	$695,165		$970,429		$1,066,095

RATIOS – The following table shows certain of HRB Bank's key ratios for fiscal years 2015, 2014 and 2013:

Year ended April 30,	2015	2014	2013
Return on average assets	5.0%	3.2%	3.0%
Net return on equity	11.3%	9.7%	10.2%
Equity to assets ratio	33.0%	41.3%	33.9%
SHORT-TERM BORROWINGS – We had no short-term borrowings outstanding from the FHLB as of April 30, 2015, 2014 or 2013, and did not borrow from the FHLB during fiscal years 2015, 2014 or 2013.

H&R Block, Inc. | 2015 Form 10-K	41

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
Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality, short-term investments, including money market funds. Because our cash and cash equivalents have a short maturity, our portfolio's market value is relatively insensitive to interest rate changes.
As our short-term borrowings are generally seasonal, interest rate risk typically increases through our third fiscal quarter and declines to zero by fiscal year-end. While the market value of short-term borrowings is relatively insensitive to interest rate changes, interest expense on short-term borrowings will increase and decrease with changes in the underlying short-term interest rates.
Our long-term debt as of April 30, 2015, consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings until these notes mature or are refinanced. The fixed-rate interest payable on our Senior Notes is subject to adjustment based upon our credit ratings. We had no balance outstanding under the 2012 CLOC as of April 30, 2015. See Item 8, note 10 to the consolidated financial statements.
Under criteria published by the OCC, HRB Bank's overall interest rate risk exposure at March 31, 2015, our most recent Call Report filing with the OCC, was characterized as "minimal." We actively manage our interest rate risk positions. As interest rates change, we adjust our strategy and mix of assets and liabilities to optimize our position.
MORTGAGE LOANS HELD FOR INVESTMENT – As of April 30, 2015, residential mortgage loans held for investment consisted of a mix of 47% fixed-rate loans and 53% adjustable-rate loans. These loans are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages tend to exhibit lower prepayments. The opposite is true in a falling rate environment. When mortgage loans prepay, mortgage origination costs are written off. Depending on the timing of the prepayment, the write-offs of mortgage origination costs may result in lower than anticipated yields.
CUSTOMER DEPOSITS – HRB Bank's liabilities consist primarily of transactional deposit relationships, such as H&R Block Emerald Prepaid MasterCard® accounts and checking accounts. Other liabilities typically include money market accounts and certificates of deposit. Money market accounts re-price as interest rates change. Certificates of deposit re-price over time depending on maturities.
FOREIGN EXCHANGE RATE RISK
Our operations in international markets are exposed to movements in currency exchange rates. The currencies primarily involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders' equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. We estimate a 10% change in foreign exchange rates by itself would impact consolidated net income in fiscal years 2015 and 2014 by $2.9 million and $5.5 million, respectively, and cash balances as of April 30, 2015 and 2014 by $13.0 million and $10.8 million, respectively.
We generally use foreign exchange forward contracts to mitigate foreign currency exchange rate risk for seasonal loans we advance to our Canadian operations. As of April 30, 2015, our Canadian operations had approximately $52 million of U.S. dollar denominated liabilities to various U.S. subsidiaries, which are exposed to exchange rate risk. Foreign currency losses totaled $5.9 million for fiscal year 2015, and are included in "other expenses" on our consolidated statements of income.

42	2015 Form 10-K | H&R Block, Inc.

SENSITIVITY ANALYSIS
The sensitivities of certain financial instruments to changes in interest rates as of April 30, 2015 and 2014 are presented below. The following table represents hypothetical instantaneous and sustained parallel shifts in interest rates and should not be relied on as an indicator of future expected results. The impact of a change in interest rates on other factors, such as delinquency and prepayment rates, is not included in the analysis below.

(in 000s)
	Carrying Value	Basis Point Change
		–200	–100	+100	+200	+300
As of April 30, 2015:
Mortgage loans held for investment	$239,338	$3,048	$2,633	$(3,988)	$(8,644)	$(13,993)
Mortgage-backed securities	434,924	10,974	8,247	(17,645)	(37,720)	(57,024)

As of April 30, 2014:
Mortgage loans held for investment	$268,428	$4,032	$3,798	$(4,737)	$(9,830)	$(15,264)
Mortgage-backed securities	427,824	22,816	17,264	(27,037)	(48,636)	(69,191)

H&R Block, Inc. | 2015 Form 10-K	43

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
The Audit Committee of the Board of Directors, composed solely of independent outside directors, meets periodically with management, the independent auditor and the Vice President, Audit Services (our chief internal auditor) to review matters relating to our financial statements, internal audit activities, internal accounting controls and non-audit services provided by the independent auditors. The independent auditor and the Vice President, Audit Services have full access to the Audit Committee and meet with the committee, both with and without management present, to discuss the scope and results of their audits, including internal control, audit and financial matters.
Deloitte & Touche LLP audited our consolidated financial statements for fiscal years 2015, 2014 and 2013. The audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework, as of April 30, 2015.
Based on our assessment, management concluded that as of April 30, 2015, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO, using the 2013 framework. The Company's external auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ William C. Cobb	/s/ Gregory J. Macfarlane
William C. Cobb	Gregory J. Macfarlane
President and Chief Executive Officer	Chief Financial Officer

44	2015 Form 10-K | H&R Block, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
H&R Block, Inc.
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the "Company") as of April 30, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of H&R Block, Inc. and subsidiaries as of April 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 17, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche
Kansas City, Missouri
June 17, 2015

H&R Block, Inc. | 2015 Form 10-K	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
H&R Block, Inc.
Kansas City, Missouri
We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the "Company") as of April 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2015 of the Company and our report dated June 17, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche
Kansas City, Missouri
June 17, 2015

46	2015 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME	(in 000s, except per share amounts)
Year ended April 30,	2015	2014	2013
REVENUES:
Service revenues	$2,651,057	$2,570,273	$2,443,000
Royalty, product and other revenues	334,737	355,928	364,114
Interest income	92,864	98,094	98,829
	3,078,658	3,024,295	2,905,943
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	852,480	816,623	769,161
Occupancy and equipment	378,624	362,782	354,612
Provision for bad debt and loan losses	74,993	80,007	90,685
Depreciation and amortization	111,861	93,259	75,229
Other	212,532	219,706	240,804
	1,630,490	1,572,377	1,530,491
Selling, general and administrative:
Marketing and advertising	273,682	238,763	270,783
Compensation and benefits	238,527	249,779	213,987
Depreciation and amortization	47,943	22,345	17,178
Other selling, general and administrative	93,350	122,541	102,521
	653,502	633,428	604,469
Total operating expenses	2,283,992	2,205,805	2,134,960

Other income	1,314	36,315	12,575
Interest expense on borrowings	(45,246)	(55,279)	(74,297)
Other expenses	(7,929)	(32,410)	(7,250)
Income from continuing operations before income taxes	742,805	767,116	702,011
Income taxes	256,061	267,019	236,853
Net income from continuing operations	486,744	500,097	465,158
Net loss from discontinued operations, net of tax benefits of $8,125, $15,422 and $19,662	(13,081)	(24,940)	(31,210)
NET INCOME	$473,663	$475,157	$433,948

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.77	$1.82	$1.70
Discontinued operations	(0.05)	(0.09)	(0.11)
Consolidated	$1.72	$1.73	$1.59

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.75	$1.81	$1.69
Discontinued operations	(0.04)	(0.09)	(0.11)
Consolidated	$1.71	$1.72	$1.58

COMPREHENSIVE INCOME:
Net income	$473,663	$475,157	$433,948
Unrealized gains on securities, net of taxes:
Unrealized holding gains arising during the year	6,645	1,807	269
Reclassification adjustment for losses (gains) included in income	41	(3,705)	(104)
Change in foreign currency translation adjustments	(10,123)	(3,475)	(1,760)
Other comprehensive loss	(3,437)	(5,373)	(1,595)
Comprehensive income	$470,226	$469,784	$432,353

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2015 Form 10-K	47

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of April 30,	2015	2014
ASSETS
Cash and cash equivalents	$2,007,190	$2,185,307
Cash and cash equivalents - restricted	91,972	115,319
Receivables, less allowance for doubtful accounts of $54,527 and $52,578	167,964	191,618
Deferred tax assets and income taxes receivable	174,267	135,327
Prepaid expenses and other current assets	70,283	62,940
Investments in available-for-sale securities	439,625	423,495
Total current assets	2,951,301	3,114,006
Mortgage loans held for investment, less allowance for loan losses of $7,886 and $11,272	239,338	268,428
Property and equipment, at cost, less accumulated depreciation and amortization of $518,797 and $446,049	311,387	304,911
Intangible assets, net	432,142	355,622
Goodwill	441,831	436,117
Deferred tax assets and income taxes receivable	13,461	47,247
Other noncurrent assets	125,960	167,198
Total assets	$4,515,420	$4,693,529
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Customer banking deposits	$744,241	$769,785
Accounts payable and accrued expenses	231,322	222,489
Accrued salaries, wages and payroll taxes	144,744	167,032
Accrued income taxes	434,684	406,655
Current portion of long-term debt	790	400,637
Deferred revenue and other current liabilities	322,508	346,518
Total current liabilities	1,878,289	2,313,116
Long-term debt	505,298	505,837
Deferred tax liabilities and reserves for uncertain tax positions	142,586	157,465
Deferred revenue and other noncurrent liabilities	156,298	160,562
Total liabilities	2,682,471	3,136,980

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 316,628,110	3,166	3,166
Additional paid-in capital	783,793	766,654
Accumulated other comprehensive income	1,740	5,177
Retained earnings	1,836,442	1,589,297
Less treasury shares, at cost	(792,192)	(807,745)
Total stockholders' equity	1,832,949	1,556,549
Total liabilities and stockholders' equity	$4,515,420	$4,693,529

See accompanying notes to consolidated financial statements.

48	2015 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS			(in 000s)
Year ended April 30,	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$473,663	$475,157	$433,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,804	115,604	92,407
Provision for bad debt and loan losses	74,993	80,007	90,685
Provision (benefit) for deferred taxes	(15,502)	20,958	(21,846)
Stock-based compensation	26,068	20,058	15,293
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents - restricted	23,252	2,522	(69,737)
Receivables	(68,109)	(30,376)	(72,662)
Prepaid expenses and other current assets	(8,542)	2,293	(3,464)
Other noncurrent assets	2,260	(6,024)	8,198
Accounts payable and accrued expenses	681	8,430	6,344
Accrued salaries, wages and payroll taxes	(21,132)	33,362	(28,861)
Deferred revenue and other current liabilities	(34,491)	26,080	(43,361)
Deferred revenue and other noncurrent liabilities	3,289	(4,905)	1,564
Income tax receivables and income tax reserves	33,410	83,328	85,457
Other, net	(23,036)	(16,913)	3,143
Net cash provided by operating activities	626,608	809,581	497,108
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(90,581)	(45,158)	(227,177)
Sales, maturities and payments received on available-for-sale securities	91,878	107,101	118,411
Principal payments on mortgage loans held for investment, net	23,886	46,664	44,031
Capital expenditures	(123,158)	(147,011)	(113,239)
Payments made for business acquisitions, net of cash acquired	(113,252)	(68,428)	(20,742)
Proceeds from notes receivable	—	64,865	—
Franchise loans funded	(49,695)	(63,960)	(70,807)
Payments received on franchise loans	90,636	87,220	83,445
Surrender of company-owned life insurance policies	—	—	81,125
Other, net	21,354	29,397	(5,984)
Net cash provided by (used in) investing activities	(148,932)	10,690	(110,937)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of commercial paper and other short-term borrowings	(1,049,136)	(316,000)	(1,214,238)
Proceeds from issuance of commercial paper and other short-term borrowings	1,049,136	316,000	1,214,238
Repayments of long-term debt	(400,000)	—	(636,621)
Proceeds from issuance of long-term debt	—	—	497,185
Customer banking deposits, net	(28,544)	(163,952)	103,608
Dividends paid	(219,960)	(218,980)	(217,201)
Repurchase of common stock, including shares surrendered	(10,449)	(6,106)	(340,413)
Proceeds from exercise of stock options	16,522	28,246	25,139
Other, net	(3,376)	(4,138)	(16,238)
Net cash used in financing activities	(645,807)	(364,930)	(584,541)

Effects of exchange rate changes on cash	(9,986)	(17,618)	1,620

Net increase (decrease) in cash and cash equivalents	(178,117)	437,723	(196,750)
Cash and cash equivalents at beginning of the year	2,185,307	1,747,584	1,944,334
Cash and cash equivalents at end of the year	$2,007,190	$2,185,307	$1,747,584

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$236,624	$155,735	$155,617
Interest paid on borrowings	44,847	55,221	73,559
Interest paid on deposits	736	2,162	5,665
Transfers of foreclosed loans to other assets	4,805	7,644	10,357
Accrued additions to property and equipment	14,282	5,257	4,261
Conversion of investment in preferred stock to available-for-sale common stock	5,000	—	—
Transfer of mortgage loans held for investment to held for sale	—	7,608	—
See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2015 Form 10-K	49

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balances as of May 1, 2012	397,887	$3,979	$796,784	$12,145	$2,523,997	(105,768)	$(2,011,013)	$1,325,892
Net income	—	—	—	—	433,948	—	—	433,948
Other comprehensive loss	—	—	—	(1,595)	—	—	—	(1,595)
Stock-based compensation	—	—	15,293	—	—	—	—	15,293
Stock-based awards exercised or vested	—	—	(11,652)	—	(257)	1,949	37,047	25,138
Acquisition of treasury shares	—	—	—	—	—	(174)	(2,928)	(2,928)
Repurchase and retirement of common shares	(21,259)	(213)	(12,542)	—	(302,245)	—	—	(315,000)
Retirement of common shares held in treasury	(60,000)	(600)	(35,400)	—	(1,104,797)	60,000	1,140,797	—
Cash dividends declared - $0.80 per share	—	—	—	—	(217,201)	—	—	(217,201)
Balances at April 30, 2013	316,628	3,166	752,483	10,550	1,333,445	(43,993)	(836,097)	1,263,547
Net income	—	—	—	—	475,157	—	—	475,157
Other comprehensive loss	—	—	—	(5,373)	—	—	—	(5,373)
Stock-based compensation	—	—	20,058	—	—	—	—	20,058
Stock-based awards exercised or vested	—	—	(5,887)	—	(325)	1,811	34,458	28,246
Acquisition of treasury shares	—	—	—	—	—	(218)	(6,106)	(6,106)
Cash dividends declared - $0.80 per share	—	—	—	—	(218,980)	—	—	(218,980)
Balances at April 30, 2014	316,628	3,166	766,654	5,177	1,589,297	(42,400)	(807,745)	1,556,549
Net income	—	—	—	—	473,663	—	—	473,663
Other comprehensive loss	—	—	—	(3,437)	—	—	—	(3,437)
Stock-based compensation	—	—	26,068	—	—	—	—	26,068
Stock-based awards exercised or vested	—	—	(8,881)	—	(942)	1,359	25,954	16,131
Acquisition of treasury shares	—	—	—	—	—	(315)	(10,449)	(10,449)
Other	—	—	(48)	—	(5,616)	3	48	(5,616)
Cash dividends declared - $0.80 per share	—	—	—	—	(219,960)	—	—	(219,960)
Balances as of April 30, 2015	316,628	$3,166	$783,793	$1,740	$1,836,442	(41,353)	$(792,192)	$1,832,949

See accompanying notes to consolidated financial statements.

50	2015 Form 10-K | H&R Block, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our operating subsidiaries provide assisted and digital do-it-yourself (DIY) tax return preparation - in-person, online, desktop software and mobile applications - and related services to the general public primarily in the United States (U.S.) and its territories, Canada, and Australia. We also offer retail banking services in the U.S. through H&R Block Bank (HRB Bank), a federal savings bank.
PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and our 100% owned subsidiaries. Intercompany transactions and balances have been eliminated.
Some of our subsidiaries operate in regulated industries and their underlying accounting records reflect the policies and requirements of these industries.
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. Discontinued operations also include the results of our previously reported Business Services segment. See notes 17 and 18 for additional information on litigation, claims and other loss contingencies related to our discontinued operations.
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
Outstanding checks in excess of funds on deposit (book overdrafts) included in accounts payable totaled $34.0 million and $38.3 million as of April 30, 2015 and 2014, respectively.
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

H&R Block, Inc. | 2015 Form 10-K	51

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

52	2015 Form 10-K | H&R Block, Inc.

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
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The weighted-average life of intangible assets with finite lives is 21 years. Intangible assets, except customer relationships, are typically amortized over the estimated useful life of the assets using the straight-line method. Customer relationships are typically amortized over a five-year period using an accelerated method which takes into consideration expected customer attrition rates.
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
REVENUE RECOGNITION – We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured.
Service revenues consist primarily of fees for preparation and filing of tax returns, both in offices and through our online programs, fees earned on refund transfers (RTs), interchange income associated with our H&R Block Emerald Prepaid MasterCard® program and fees associated with our Peace of Mind® Extended Service Plan (POM). Service revenues are recognized in the period in which the service is performed as follows:

▪	Assisted and online tax preparation revenues are recorded when a completed return is electronically filed or accepted by the customer.

▪	Fees related to RTs are recognized when IRS acknowledgment is received and the bank account is established at HRB Bank.

H&R Block, Inc. | 2015 Form 10-K	53

▪
Revenues associated with our H&R Block Emerald Prepaid MasterCard® program consist of interchange income from the use of debit cards and fees from the use of ATM networks. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network, and is recognized based on cardholder transactions.

▪	POM revenues are deferred and recognized over the term of the plan, based on actual claims paid in relation to projected claims.
Royalty, product and other revenues include royalties from franchisees and sales of desktop software products, and are recognized as follows:

▪
Upon granting of a franchise, franchisees pay a refundable deposit generally in the amount of $2,500, but pay no initial franchise fee. We record the payment as a deposit liability and recognize no revenue in connection with the initial granting of a franchise. Franchise royalties, which are based on contractual percentages of franchise revenues, are recorded in the period in which the services are provided to the customer.

▪
Revenue from the sale of desktop software is recognized when the product is sold to the end user. Rebates, slotting fees and other incentives paid in connection with these sales are recorded as a reduction of revenue.

Interest income consists primarily of interest earned on EAs, loans to franchisees and mortgage loans held for investment and is recognized as follows:

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
ADVERTISING EXPENSE – Advertising costs for radio and television ads are expensed over the course of the tax season, with print and mailing advertising expensed as incurred.
EMPLOYEE BENEFIT PLANS – We have a 401(k) defined contribution plan covering eligible full-time and seasonal employees following the completion of an eligibility period. Contributions to this plan are discretionary and totaled $14.8 million, $11.8 million and $11.3 million for continuing operations in fiscal years 2015, 2014 and 2013, respectively.
We have severance plans covering executives and eligible regular full-time or part-time active employees of a participating employer who incur a qualifying termination. Expenses related to severance benefits of continuing operations totaled $6.7 million, $5.2 million and $4.8 million in fiscal years 2015, 2014 and 2013, respectively.
FOREIGN CURRENCY TRANSLATION – Translation adjustments on amounts outstanding under intercompany borrowings, resulted in foreign currency losses of $5.9 million and $18.2 million in fiscal years 2015 and 2014, respectively, compared to gains of $0.2 million in fiscal year 2013 for continuing operations.
NEW ACCOUNTING PRONOUNCEMENTS – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," (ASU 2014-09) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on May 1, 2017, although a FASB proposal could delay the effective date for us to May 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

54	2015 Form 10-K | H&R Block, Inc.

NOTE 2: H&R BLOCK BANK
In April 2014, our subsidiaries, HRB Bank and Block Financial LLC, the sole shareholder of HRB Bank (Block Financial), entered into a definitive Purchase and Assumption Agreement (P&A Agreement) with BofI Federal Bank, a federal savings bank (BofI). The P&A Agreement is subject to various closing conditions, including the receipt of certain required approvals, entry into certain additional agreements, and the fulfillment of various other customary conditions. If the closing conditions (including regulatory approvals) are satisfied, we will complete a transaction in which we will sell assets and assign certain liabilities, including all of HRB Bank's deposit liabilities, to BofI (P&A Transaction). Additional information about this agreement and other agreements expected to be entered into upon the closing of the P&A Transaction is set forth in Part 1, Item 1 under "Recent Developments."
Due to the lack of regulatory approval, we continued to offer financial services products to our clients through HRB Bank during the 2015 tax season.
Upon the closing of the P&A Transaction, we will make a cash payment to BofI for the difference in the carrying value of assets sold and the carrying value of liabilities (including deposit liabilities) transferred. The amount of the cash payment made at closing will primarily be equal to the carrying value of the liabilities to be transferred since the carrying value of the assets to be transferred is immaterial. The parties to the P&A Agreement entered into another Letter Agreement, effective February 12, 2015 (February Letter Agreement), which, among other things, set the date of closing as June 30, 2015, unless otherwise agreed by the parties. As of the date of this filing, the parties have not received formal regulatory approval and, as a result, the parties do not expect to close the P&A Transaction on the previously contemplated June 30, 2015 date. Due to the seasonality of our business, the timing of any closing of the P&A Transaction will impact the amount of deposit liabilities transferred and the cash payment we make. During fiscal year 2015, our month-end deposit balances ranged from approximately $440 million to approximately $1.7 billion. In connection with the closing we intend to liquidate the available-for-sale (AFS) securities held by HRB Bank, which totaled $435 million at April 30, 2015.
The obligations of the parties to complete the P&A Transaction are subject to the fulfillment of numerous conditions, including regulatory approval. Under the terms of the February Letter Agreement, the P&A Agreement may currently be terminated at the election of any of the parties thereto. We cannot be certain when or if the conditions to the P&A Transaction will be satisfied, or whether the P&A Transaction will be completed. In addition, there may be changes to the terms and conditions of the P&A Agreement and other contemplated agreements prior to any closing.
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

H&R Block, Inc. | 2015 Form 10-K	55

The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
Year ended April 30,	2015	2014	2013
Net income from continuing operations attributable to shareholders	$486,744	$500,097	$465,158
Amounts allocated to participating securities	(774)	(692)	(542)
Net income from continuing operations attributable to common shareholders	$485,970	$499,405	$464,616

Basic weighted average common shares	275,033	273,830	273,057
Potential dilutive shares	2,103	2,197	1,302
Dilutive weighted average common shares	277,136	276,027	274,359
Earnings per share from continuing operations attributable to common shareholders:
Basic	$1.77	$1.82	$1.70
Diluted	1.75	1.81	1.69

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.1 million, 0.1 million and 3.3 million shares of stock for fiscal years 2015, 2014 and 2013, respectively, as the effect would be antidilutive.
NOTE 4: RECEIVABLES
Receivables consist of the following:

(in 000s)
As of April 30,	2015		2014
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$56,603	$64,472	$63,716	$90,747
Receivables for tax preparation and related fees	48,864	6,103	45,619	4,755
Cash Back® receivables	42,680	—	48,812	—
Emerald Advance lines of credit	21,908	1,913	20,577	3,862
Royalties from franchisees	8,206	—	9,978	—
Other	44,230	8,379	55,494	12,431
	222,491	80,867	244,196	111,795
Allowance for doubtful accounts	(54,527)	—	(52,578)	—
	$167,964	$80,867	$191,618	$111,795

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
Loans to Franchisees. Loans made to franchisees as of April 30, 2015 consisted of $80.8 million in term loans made primarily to finance the purchase of franchises and $40.3 million in revolving lines of credit primarily for the purpose of funding off-season working capital needs. Loans made to franchisees as of April 30, 2014 consisted of $109.1 million in term loans and $45.4 million in revolving lines of credit.
As of April 30, 2015 and 2014, we had $0.1 million of loans more than 30 days past due. We had no loans to franchisees on non-accrual status as of April 30, 2015 or 2014.
Canadian Cash Back® Program. Refunds advanced under the Cash Back program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. Cash Back amounts are generally received within 60 days of filing the client's return. As of April 30, 2015 and 2014, $1.3 million and $1.9 million, respectively, of Cash Back balances were more than 60 days old.

56	2015 Form 10-K | H&R Block, Inc.

Emerald Advance Lines of Credit. We review the credit quality of our EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of April 30, 2015, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2015	$7,367
2014	218
2013 and prior	2,202
Revolving loans	14,034
$23,821

As of April 30, 2015 and 2014, $18.7 million and $20.7 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.
Allowance for Doubtful Accounts. Activity in the allowance for doubtful accounts for our short-term and long-term receivables is as follows:

(in 000s)
	EAs	All Other	Total
Balance as of May 1, 2012	$6,200	$38,389	$44,589
Provision	28,430	47,296	75,726
Charge-offs	(27,240)	(35,372)	(62,612)
Balance as of April 30, 2013	7,390	50,313	57,703
Provision	24,619	46,439	71,058
Charge-offs	(24,479)	(51,704)	(76,183)
Balances as of April 30, 2014	7,530	45,048	52,578
Provision	27,065	44,002	71,067
Charge-offs	(27,242)	(41,876)	(69,118)
Balances as of April 30, 2015	$7,353	$47,174	$54,527

NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT
The composition of our mortgage loan portfolio is as follows:

(dollars in 000s)
As of April 30,	2015		2014
	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$130,182	53%	$149,480	54%
Fixed-rate loans	115,034	47%	127,943	46%
	245,216	100%	277,423	100%
Unamortized deferred fees and costs	2,008		2,277
Less: Allowance for loan losses	(7,886)		(11,272)
	$239,338		$268,428

Our loan loss allowance as a percent of mortgage loans was 3.2% and 4.1% as of April 30, 2015 and 2014, respectively.

H&R Block, Inc. | 2015 Form 10-K	57

Activity in the allowance for loan losses for the years ended April 30, 2015, 2014 and 2013 is as follows:

(in 000s)
Year ended April 30,	2015	2014	2013
Balance as of the beginning of the year	$11,272	$14,314	$26,540
Provision	(10)	8,271	13,283
Recoveries	1,393	4,040	3,338
Charge-offs	(4,769)	(15,353)	(28,847)
Balance as of the end of the year	$7,886	$11,272	$14,314

Detail of the aging of the mortgage loans in our portfolio as of April 30, 2015 is as follows:

(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$9,487	$2,207	$44,614	$56,308	$86,325	$142,633
All other	4,688	423	6,689	11,800	90,783	102,583
	$14,175	$2,630	$51,303	$68,108	$177,108	$245,216

(1)	We do not accrue interest on loans past due 90 days or more.
NOTE 6: INVESTMENTS
The amortized cost and fair value of securities classified as AFS are summarized below:

(in 000s)
As of April 30,	2015				2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$421,035	$13,889	$—	$434,924	$420,697	$2,798	$—	$423,495
Municipal bonds	4,062	109	(24)	4,147	4,120	209	—	4,329
Common stock	2,491	47	—	2,538	—	—	—	—
U.S. Treasury bills	100	—	—	100	—	—	—	—
	$427,688	$14,045	$(24)	$441,709	$424,817	$3,007	$—	$427,824

During fiscal year 2014, we recorded other-than-temporary impairments of AFS securities totaling $12.4 million. We did not record any material other-than-temporary impairments of AFS securities during fiscal years 2015 or 2013.
Substantially all AFS debt securities held as of April 30, 2015 mature after five years.
NOTE 7: PROPERTY AND EQUIPMENT
The components of property and equipment, net of accumulated depreciation and amortization, are as follows:

(in 000s)
As of April 30,	2015	2014
Buildings	$88,273	$100,034
Computers and other equipment	140,636	139,290
Leasehold improvements	68,114	51,197
Purchased software	12,741	9,997
Land and other non-depreciable assets	1,623	4,393
	$311,387	$304,911

58	2015 Form 10-K | H&R Block, Inc.

Depreciation and amortization expense of property and equipment for continuing operations for fiscal years 2015, 2014 and 2013 was $101.3 million, $84.7 million and $68.2 million, respectively.
NOTE 8: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill of our Tax Services segment for the years ended April 30, 2015 and 2014 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balance as of May 1, 2013	$467,079	$(32,297)	$434,782
Acquisitions	3,086	—	3,086
Disposals and foreign currency changes, net	(1,751)	—	(1,751)
Impairments	—	—	—
Balance as of April 30, 2014	468,414	(32,297)	436,117
Acquisitions	7,628	—	7,628
Disposals and foreign currency changes, net	(1,914)	—	(1,914)
Impairments	—	—	—
Balance as of April 30, 2015	$474,128	$(32,297)	$441,831

We tested goodwill for impairment in the fourth quarter of fiscal year 2015, and did not identify any impairment.
Components of the intangible assets of our Tax Services segment are as follows:

(in 000s)
As of April 30,	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reacquired franchise rights	$294,647	$(46,180)	$248,467	$233,749	$(26,136)	$207,613
Customer relationships	170,851	(78,157)	92,694	123,110	(59,521)	63,589
Internally-developed software	118,865	(80,689)	38,176	101,162	(72,598)	28,564
Noncompete agreements	30,630	(23,666)	6,964	24,694	(22,223)	2,471
Franchise agreements	19,201	(8,214)	10,987	19,201	(6,934)	12,267
Purchased technology	54,700	(19,846)	34,854	54,900	(13,782)	41,118
	$688,894	$(256,752)	$432,142	$556,816	$(201,194)	$355,622

The increase in intangible assets resulted primarily from acquired franchisee and competitor businesses during fiscal year 2015, which added approximately 350 offices to our company-owned network. In fiscal year 2014, we acquired the assets of a business for $30.3 million. Assets acquired consisted primarily of purchased technology. The amounts and weighted-average lives of assets acquired during fiscal year 2015 are as follows:

($ in 000s)
	Amount Acquired	Weighted-Average Life (in years)
Reacquired franchise rights	$60,906	6
Customer relationships	48,298	6
Noncompete agreements	6,000	5
Total	$115,204	5

Amortization of intangible assets of continuing operations for the years ended April 30, 2015, 2014 and 2013 was $58.5 million, $30.9 million and $24.2 million, respectively. Estimated amortization of intangible assets for fiscal years 2016, 2017, 2018, 2019 and 2020 is $62.4 million, $53.7 million, $46.6 million, $36.5 million and $26.2 million, respectively.

H&R Block, Inc. | 2015 Form 10-K	59

NOTE 9: CUSTOMER BANKING DEPOSITS
The components of customer banking deposits as of April 30, 2015 and 2014 and the related interest expense recorded during the periods are as follows:

(in 000s)
April 30,	2015		2014
	Outstanding Balance	Interest Expense	Outstanding Balance	Interest Expense
Short-term:
Money-market deposits	$15,689	$197	$24,870	$1,228
Savings deposits	8,436	25	7,611	66
Checking deposits:
Interest-bearing	490	—	189	7
Non-interest-bearing	430,619	—	429,992	—
	431,109	—	430,181	7
IRAs and other time deposits:
Due in one year	252		3,054
IRAs	288,755		304,069
	289,007	460	307,123	808
	$744,241	$682	$769,785	$2,109
Long-term:
Due in two years	$9		$166
Due in three years	441		7
Due in four years	—		315
Due in five years	8		15
	$458	$—	$503	$—

NOTE 10: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
As of April 30,	2015	2014
Senior Notes, 5.500%, due November 2022	$497,894	$497,612
Senior Notes, 5.125%, due October 2014	—	399,882
Capital lease obligation, due over the next 9 years	8,194	8,980
	506,088	906,474
Less: Current portion	(790)	(400,637)
	$505,298	$505,837

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

60	2015 Form 10-K | H&R Block, Inc.

or consolidate with other companies, sell or dispose of their respective assets (including equity interests), liquidate or dissolve, make investments, loans, advances, guarantees and acquisitions, and engage in certain transactions with affiliates or certain restrictive agreements. The 2012 CLOC includes provisions that allow for the issuance of equity which would be added to EBITDA in determining compliance with the financial covenant calculations as a separate and additional means to avoid a shortfall. We were in compliance with these requirements as of April 30, 2015. We had no balance outstanding under the 2012 CLOC as of April 30, 2015; however, we may borrow amounts under the 2012 CLOC from time to time in the future to support working capital requirements or for general corporate purposes.
SENIOR NOTES – On October 25, 2012, we issued $500.0 million of 5.50% Senior Notes due November 1, 2022. The Senior Notes are not redeemable by the bondholders prior to maturity. The Senior Notes' interest rate is subject to adjustment based upon our credit ratings.
The 5.50% Senior Notes due 2022 were issued by our 100% owned subsidiary Block Financial and were fully and unconditionally guaranteed by H&R Block, Inc. The notes and the guarantees are senior unsecured obligations of the two entities. The indenture governing the notes does not contain any financial covenants and contains only limited restrictive covenants.
In October 2014, our $400.0 million of 5.125% Senior Notes matured and, utilizing available cash on hand, we repaid them according to their terms.
OTHER INFORMATION – The aggregate payments required to retire long-term debt are $0.8 million, $0.8 million, $1.0 million, $1.0 million, $1.1 million and $501.4 million in fiscal years 2016, 2017, 2018, 2019, 2020 and beyond, respectively.
HRB Bank is a member of the FHLB, which extends credit to member banks based on eligible collateral. As of April 30, 2015, HRB Bank had FHLB advance capacity of $149.1 million. As of April 30, 2015, we had no amounts outstanding on this facility. AFS securities of $157.4 million serve as eligible collateral and are used to determine total capacity.
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
There were no transfers of AFS securities between hierarchy levels during the fiscal years ended April 30, 2015 and 2014. See note 6 for details of our AFS securities that were remeasured at fair value on a recurring basis during the fiscal years ended April 30, 2015 and 2014 and the unrealized gains or losses on those remeasurements.

H&R Block, Inc. | 2015 Form 10-K	61

The following table presents the assets that were remeasured at fair value on a non-recurring basis during the fiscal years ended April 30, 2015 and 2014 and the losses on those remeasurements:

(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Losses
As of April 30, 2015:
Impaired mortgage loans held for investment	$56,784	$—	$—	$56,784	$(1,678)
As a percentage of total assets	1.3%	—	—	1.3%

As of April 30, 2014:
Impaired mortgage loans held for investment	$69,131	$—	$—	$69,131	$(3,739)
As a percentage of total assets	1.5%	—	—	1.5%

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
The following table presents the quantitative information about our Level 3 fair value measurements, which utilize significant unobservable internally-developed inputs:

(dollars in 000s)
	Fair Value at April 30, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired mortgage loans held for investment - non TDRs	$67,214	Collateral- based	Cost to list/sell Time to sell (months) Collateral depreciation Loss severity	0% – 167%(10%) 12(12) (128%) – 100%(35%) 0% – 100%(61%)
Impaired mortgage loans held for investment - TDRs	$32,759	Discounted cash flow	Aged default performance Loss severity	24% – 38%(31%) 0% – 23%(7%)

62	2015 Form 10-K | H&R Block, Inc.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of April 30,	2015		2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Fair Value Hierarchy
Assets:
Cash and cash equivalents	$2,007,190	$2,007,190	$2,185,307	$2,185,307	Level 1
Cash and cash equivalents - restricted	91,972	91,972	115,319	115,319	Level 1
Receivables, net - short-term	167,964	167,964	191,618	191,618	Level 1
Mortgage loans held for investment, net	239,338	190,196	268,428	192,281	Level 3
Investments in AFS securities	441,709	441,709	427,824	427,824	Level 1 and 2
Receivables, net - long-term	80,867	80,867	104,678	104,678	Level 1 and 3
Liabilities:
Customer banking deposits	744,699	737,261	770,288	765,376	Level 1 and 3
Long-term debt	506,088	556,769	906,474	955,050	Level 2
Contingent consideration payments	10,667	10,667	9,206	9,206	Level 3

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

▪
Mortgage loans held for investment, net - The fair value of mortgage loans held for investment is estimated using a third-party pricing service. The fair value is determined using the present value of expected future cash flows at the asset level, assuming future prepayments and using discount factors determined by prices obtained for residential loans with similar characteristics in the secondary market, as discounted for illiquid assets. Quarterly, we perform analytics to assess the reasonableness of the fair value received from the third-party pricing service based on changes in the portfolio and changes in market conditions. We evaluate whether adjustments to third-party pricing is necessary and historically, we have not made adjustments to prices obtained from our third-party pricing service.

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
NOTE 12: STOCKHOLDERS' EQUITY
COMMON STOCK – While we had no repurchases or retirements of common stock in fiscal years 2015 or 2014, during fiscal year 2013, we repurchased and retired 21.3 million shares of stock at a cost of $315.0 million, and retired 60.0 million shares of treasury stock. The retirement of treasury stock had no impact on our total consolidated stockholders' equity.

H&R Block, Inc. | 2015 Form 10-K	63

OTHER COMPREHENSIVE INCOME – Components of other comprehensive income include foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities, and are as follows:

(in 000s)
	Foreign Currency Translation Adjustments	Unrealized Gains on AFS Securities	Total
Balance as of May 1, 2012	$8,569	$3,576	$12,145
Other comprehensive income before reclassifications:
Gross gains (losses) arising during the year	(1,979)	498	(1,481)
Tax expense (benefit)	(219)	229	10
	(1,760)	269	(1,491)
Amounts reclassified to net income:
Amount reclassified	—	(175)	(175)
Tax expense	—	71	71
	—	(104)	(104)
Net other comprehensive income (loss)	(1,760)	165	(1,595)

Balance as of April 30, 2013	6,809	3,741	10,550
Other comprehensive income before reclassifications:
Gross gains (losses) arising during the year	(3,416)	2,594	(822)
Tax expense (benefit)	59	787	846
	(3,475)	1,807	(1,668)
Amounts reclassified to net income:
Amount reclassified (1)	—	(5,835)	(5,835)
Tax expense	—	2,130	2,130
	—	(3,705)	(3,705)
Net other comprehensive loss	(3,475)	(1,898)	(5,373)

Balance as of April 30, 2014	3,334	1,843	5,177
Other comprehensive income before reclassifications:
Gross gains (losses) arising during the year	(9,004)	10,946	1,942
Tax expense	1,119	4,301	5,420
	(10,123)	6,645	(3,478)
Amounts reclassified to net income:
Amount reclassified	—	68	68
Tax expense (benefit)	—	(27)	(27)
	—	41	41
Net other comprehensive income (loss)	(10,123)	6,686	(3,437)

Balance as of April 30, 2015	$(6,789)	$8,529	$1,740

(1) Amount represents a gross realized gain of $18.3 million on the sale of residual interests in mortgage securitizations, net of other-than-temporary impairments on AFS securities of $12.4 million.
Gross gains and losses reclassified out of accumulated other comprehensive income are included in other income and other expense, respectively, in the consolidated income statements.
NOTE 13: STOCK-BASED COMPENSATION
We have a stock-based Long Term Incentive Plan (Plan), under which we can grant stock options, restricted shares, performance-based share units, restricted share units, deferred stock units and other forms of equity to employees, non-employee directors and consultants. Stock-based compensation expense of our continuing operations totaled $26.1 million, $20.1 million and $15.3 million in fiscal years 2015, 2014 and 2013, respectively, net of related tax benefits of $9.9 million, $7.6 million and $5.8 million, respectively. We realized tax benefits of $12.5 million, $10.6 million and $5.0 million in fiscal years 2015, 2014 and 2013, respectively.
As of April 30, 2015, we had 9.6 million shares reserved for future awards under our Plan. We issue shares from our treasury stock to satisfy the exercise or vesting of stock-based awards and believe we have adequate treasury stock balances available for future issuances.
We measure the fair value of options on the grant date or modification date using the Black-Scholes-Merton (Black-Scholes) option valuation model based upon the expected term of the options. We measure the fair value of nonvested

64	2015 Form 10-K | H&R Block, Inc.

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
Options, nonvested shares and nonvested share units (other than performance-based nonvested share units) granted to employees typically vest pro-rata based upon service over a three-year period with a portion vesting each year. Performance-based nonvested share units granted to employees typically cliff vest at the end of a three-year period based upon satisfaction of both service-based and performance-based requirements. The number of performance-based share units that ultimately vest ranges from zero to 250 percent of the number granted, based on the form of award, performance metrics such as earnings before interest, taxes, depreciation and amortization (EBITDA), revenues or pretax earnings and various market conditions such as our total shareholder return (TSR) ranked against other public companies or our stock price. Deferred stock units granted to non-employee directors vest when they are granted and are settled six months after the director separates from service as a director of the Company, except in the case of death.
All share units granted after March 2013 to employees and non-employee directors receive cumulative dividend equivalents at the time of distribution. Options granted under our Plan have a maximum contractual term of ten years.
STOCK OPTIONS – A summary of options for the fiscal year ended April 30, 2015, is as follows:

(dollars in 000s, except per share amounts)
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of the year	3,123	$17.34
Granted	14	30.51
Exercised	(492)	15.57
Forfeited or expired	(32)	19.62
Outstanding, end of the year	2,613	$17.71	6 years	$32,740

Exercisable, end of the year	2,464	$17.64	6 years	$31,047
Exercisable and expected to vest	2,604	$17.69	6 years	$32,685

The total intrinsic value of options exercised during fiscal years 2015, 2014 and 2013 was $8.4 million, $13.6 million and $6.0 million, respectively. As of April 30, 2015, we had $0.2 million of total unrecognized compensation cost related to outstanding options. The cost is expected to be recognized over a weighted-average period of one year.
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
The following assumptions were used to value options during the periods:

Year ended April 30,	2015	2014	2013
Options - management and director:
Expected volatility	26.25%	30.89% - 31.57%	29.69% - 31.43%
Expected term	4 years	4 years	4 - 5 years
Dividend yield	2.62%	2.77% - 2.87%	4.18% - 5.21%
Risk-free interest rate	1.43%	1.06% - 1.31%	0.61% - 0.75%
Weighted-average fair value	$5.18	$5.57	$2.79

H&R Block, Inc. | 2015 Form 10-K	65

OTHER AWARDS – A summary of nonvested shares, nonvested share units and deferred stock units, including those that are performance-based, for the year ended April 30, 2015, is as follows:

(shares in 000s)
	Nonvested Shares and Nonvested Share Units		Performance-Based Nonvested Share Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of the year	1,567	$18.23	966	$20.98
Granted	609	33.16	437	37.17
Released	(614)	17.61	(203)	17.46
Forfeited	(75)	26.03	(8)	29.27
Outstanding, end of the year	1,487	$24.05	1,192	$26.26

The total fair value of shares and units vesting during fiscal years 2015, 2014 and 2013 was $14.3 million, $8.6 million and $7.2 million, respectively. As of April 30, 2015, we had $31.2 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.
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

Year ended April 30,	2015	2014	2013
Expected volatility	12.28% - 78.42%	11.75% – 70.17%	12.61% – 71.96%
Expected term	3 years	3 years	3 years
Dividend yield (1)	0% - 2.39%	0% – 2.88%	0% – 5.01%
Risk-free interest rate	0.81%	0.61%	0.40%
Weighted-average fair value	$37.17	$28.59	$16.72

(1)	The valuation model assumes that dividends are reinvested by the Company on a continuous basis.
NOTE 14: INCOME TAXES
The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
Year ended April 30,	2015	2014	2013
Domestic	$682,744	$754,036	$664,966
Foreign	60,061	13,080	37,045
	$742,805	$767,116	$702,011

66	2015 Form 10-K | H&R Block, Inc.

The components of income tax expense (benefit) for continuing operations are as follows:

(in 000s)
Year ended April 30,	2015	2014	2013
Current:
Federal	$245,473	$195,277	$219,411
State	31,501	33,274	43,116
Foreign	9,788	6,749	3,173
	286,762	235,300	265,700
Deferred:
Federal	(30,181)	28,624	(29,258)
State	(4,040)	5,475	(69)
Foreign	3,520	(2,380)	480
	(30,701)	31,719	(28,847)
Total income taxes for continuing operations	$256,061	$267,019	$236,853

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes of continuing operations is as follows:

Year ended April 30,	2015	2014	2013
U.S. statutory tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	3.5%	3.8%	4.0%
Earnings taxed in foreign jurisdictions	(1.8)%	(0.2)%	(0.4)%
Permanent differences	(0.3)%	0.1%	(0.1)%
Uncertain tax positions	(1.0)%	(5.6)%	(4.1)%
Change in valuation allowance	0.2%	1.5%	(1.0)%
Other	(1.1)%	0.2%	0.3%
Effective tax rate	34.5%	34.8%	33.7%

The effective tax rate for fiscal year 2015 did not change materially compared to the prior year. However, the composition of the effective tax rate changed from the prior year due to the increased benefit of earnings taxed in foreign jurisdictions and decreased expense related to changes in the deferred tax valuation allowance. Those favorable rate changes were offset by a decrease in the current year benefit of uncertain tax positions. The benefit from uncertain tax positions for all years resulted from settlements and new information concerning prior year positions.
The net loss from discontinued operations for fiscal years 2015, 2014 and 2013 totaled $13.1 million, $24.9 million and $31.2 million, respectively, and was net of tax benefits of $8.1 million, $15.4 million and $19.7 million, respectively.

H&R Block, Inc. | 2015 Form 10-K	67

The significant components of deferred tax assets and liabilities are reflected in the following table:

(in 000s)
As of April 30,	2015	2014
Gross deferred tax assets:
Accrued expenses	$9,301	$11,541
Deferred revenue	32,392	22,511
Allowance for credit losses and related reserves	107,554	115,145
Internally-developed software	46,376	—
Valuation allowance	(15,735)	(10,837)
Current	179,888	138,360

Deferred and stock-based compensation	21,776	21,348
Deferred revenue	7,212	8,090
Net operating loss carry-forward	27,285	21,434
Federal tax benefits related to state unrecognized tax benefits	26,862	28,601
Other	7,278	9,861
Valuation allowance	(9,202)	(8,339)
Noncurrent	81,211	80,995

	261,099	219,355
Gross deferred tax liabilities:
Prepaid expenses	(5,621)	(3,033)
Current	(5,621)	(3,033)

Property and equipment	(25,589)	(28,610)
Mortgage-related investment	(1,674)	(15,441)
Intangibles	(93,700)	(59,881)
Noncurrent	(120,963)	(103,932)

Net deferred tax assets	$134,515	$112,390

Our valuation allowance on deferred tax assets increased $5.7 million from $19.2 million at April 30, 2014, to $24.9 million at April 30, 2015. The increase in the valuation allowance related to deferred tax assets for foreign tax credit carry-forwards and foreign net operating losses.
Certain of our subsidiaries file stand-alone returns in various states and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. As of April 30, 2015, we had net operating losses (NOLs) in various states and foreign jurisdictions. The amount of state NOLs vary by taxing jurisdiction. We maintain a deferred tax asset of $27.3 million for the tax effects of such losses and a valuation allowance of $17.5 million for the portion of such losses that, more likely than not, will not be realized. If not used, the NOLs will expire in varying amounts during fiscal years 2016 through 2033.
We intend to indefinitely reinvest the earnings of our foreign subsidiaries; therefore, no provision has been made for income taxes that might be payable upon remittance of such earnings. The amount of unrecognized tax liability on these foreign earnings, net of expected foreign tax credits, is less than $10 million as of April 30, 2015.

68	2015 Form 10-K | H&R Block, Inc.

Changes in unrecognized tax benefits for fiscal years 2015, 2014 and 2013 are as follows:

(in 000s)
Year ended April 30,	2015	2014	2013
Balance, beginning of the year	$111,491	$146,391	$206,393
Additions based on tax positions related to prior years	15,510	9,743	11,867
Reductions based on tax positions related to prior years	(38,783)	(25,403)	(49,493)
Additions based on tax positions related to the current year	22,319	7,399	2,314
Reductions related to settlements with tax authorities	(10,450)	(23,993)	(25,259)
Expiration of statute of limitations	(11,423)	(11,853)	(702)
Foreign currency translation	—	—	(278)
Other	(2,396)	9,207	1,549
Balance, end of the year	$86,268	$111,491	$146,391

The total gross unrecognized tax benefit ending balance as of April 30, 2015, 2014 and 2013, includes $55.3 million, $73.7 million and $95.3 million, respectively, which if recognized, would impact our effective tax rate. The difference results from adjusting the gross balances for such items as federal, state and foreign deferred items, interest and deductible taxes. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $9 million within the next twelve months due to settlements of audit issues and expiration of statutes of limitations.
Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The total gross interest and penalties accrued as of April 30, 2015, 2014 and 2013 totaled $24.7 million, $24.6 million and $31.7 million, respectively.
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and settled upon completion of the examination, with tax controversies settled either at the examination level or through the appeals process.
In December 2014, the IRS completed their audit of our 2011 and 2012 federal income tax returns. We recorded the impact of the federal audit and the settlements with several state tax authorities during fiscal year 2015, reducing uncertain tax benefits by $10.5 million. The Company currently does not have a U.S. federal return under examination; however, our calendar 2013 federal and state returns and all periods after this date remain open to examination.
NOTE 15: INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and expense of continuing operations:

(in 000s)
Year ended April 30,	2015	2014	2013
Interest income:
Emerald Advance lines of credit	$57,202	$56,877	$59,657
Mortgage loans, net	11,829	13,810	16,556
Loans to franchisees	8,152	9,494	10,023
AFS securities	8,425	9,664	7,000
Other	7,256	8,249	5,593
	$92,864	$98,094	$98,829
Interest expense:
Borrowings	$45,246	$55,279	$74,297
Deposits	682	2,109	5,660
	$45,928	$57,388	$79,957

The presentation of interest expense on borrowings in the amount of $55.3 million and $74.3 million for fiscal years 2014 and 2013, respectively, has been restated to correct errors in presentation. We reclassified such interest

H&R Block, Inc. | 2015 Form 10-K	69

expense from cost of revenues to a separate caption in the consolidated statements of income and comprehensive income.
NOTE 16: COMMITMENTS AND CONTINGENCIES
We offer POM to tax clients whereby we (1) represent our clients if they are audited by the IRS, and (2) assume the cost, up to a cumulative per client limit of $5,500, of additional taxes owed by a client resulting from errors attributable to H&R Block. We defer all revenues and direct costs associated with these service plans, recognizing these amounts over the term of the service plan based on actual claims paid in relation to projected claims. The related short-term asset is included in prepaid expenses and other current assets. The related liability is included in deferred revenue and other current liabilities in the consolidated balance sheets. The related long-term asset and liability are included in other noncurrent assets and deferred revenue and other noncurrent liabilities, respectively, in the consolidated balance sheets. A loss on POM would be recognized if the sum of expected costs for services exceeded unearned revenue. Changes in the related balance of deferred revenue are as follows:

(in 000s)
Year ended April 30,	2015	2014
Balance, beginning of the year	$145,237	$146,286
Amounts deferred for new extended service plans issued	94,483	88,636
Revenue recognized on previous deferrals	(81,551)	(89,685)
Balance, end of the year	$158,169	$145,237

We accrued $8.4 million and $11.4 million as of April 30, 2015 and 2014, respectively, related to estimated losses under our standard guarantee, which is included with our standard in-office tax preparation services. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
We have accrued estimated contingent consideration payments totaling $10.7 million and $9.2 million as of April 30, 2015 and 2014, respectively, related to acquisitions, with the short-term and long-term amounts recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $78.9 million as of April 30, 2015, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $38.4 million.
We are self-insured for certain risks, including, employer provided medical benefits, workers' compensation, property and casualty, professional liability and claims related to POM. These programs maintain various self-insured retentions. In all but POM in company-owned offices, commercial insurance is purchased in excess of the self-insured retentions. We accrue estimated losses for self-insured retentions using actuarial models and assumptions based on historical loss experience. For POM in franchise offices, during fiscal year 2015 we deferred revenue of $19.4 million and recognized revenue of $8.8 million. At April 30, 2015, our deferred revenue related to POM in franchise offices totaled $31.6 million.
We have a deferred compensation plan that permits certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in deferred revenue and other liabilities is $33.8 million and $38.1 million as of April 30, 2015 and 2014, respectively, reflecting our obligation under these plans.
We maintain compensating balances with certain financial institutions that are creditors in our 2012 CLOC, which are not legally restricted as to withdrawal. These balances totaled $225.1 million as of April 30, 2015. These balances may fluctuate significantly over the course of any given fiscal year.

70	2015 Form 10-K | H&R Block, Inc.

Substantially all of the operations of our subsidiaries are conducted in leased premises. Most of the operating leases are for periods ranging from three years to five years, with renewal options, and provide for fixed monthly rentals. Future minimum operating lease commitments as of April 30, 2015, are as follows:

(in 000s)
2016	$197,199
2017	146,215
2018	99,913
2019	62,223
2020	32,102
2021 and beyond	10,712
$548,364

Rent expense of continuing operations for fiscal years 2015, 2014 and 2013 totaled $213.1 million, $203.3 million and $201.0 million, respectively.
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of April 30, 2015. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of April 30, 2015 and 2014, we accrued liabilities of $8.9 million and $23.7 million, respectively, for such litigation addressed in this note.

H&R Block, Inc. | 2015 Form 10-K	71

For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. This estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of April 30, 2015, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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
On October 15, 2010, the Federal Home Loan Bank of Chicago (FHLB-Chicago) filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC-related entities, H&R Block, Inc. and other entities, arising out of FHLB-Chicago's purchase of residential mortgage-backed securities (RMBSs). The plaintiff seeks rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities collateralized by loans originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $32 million remains outstanding. The plaintiff agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, filed motions to dismiss, which the court denied. The defendants moved for leave to appeal and the circuit court

72	2015 Form 10-K | H&R Block, Inc.

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
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. Based on information currently available to SCC, it believes that the 20 lawsuits in which notice of a claim has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $4 billion). Because SCC has not been a party to these lawsuits (with the exception of the Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation case discussed in this note) and has not had control of this litigation or any settlements thereof, SCC does not have precise information about the amount of damages or other remedies being asserted, the defenses to the claims in such lawsuits or the terms of any settlements of such lawsuits. SCC therefore cannot reasonably estimate the amount of potential losses or associated fees and expenses that may be incurred in connection with such lawsuits, which may be material. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the notices received included, and future notices may include, a reservation of rights, which are referred to as "reserved contribution rights," that encompasses a right of contribution which may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded

H&R Block, Inc. | 2015 Form 10-K	73

that a loss related to any of these indemnification claims or reserved contribution rights is probable, nor have we accrued a liability related to any of these claims or rights.
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
RAL and RAC Litigation. A series of putative class action lawsuits were filed against us in various federal courts beginning on November 17, 2011 concerning the refund anticipation loan (RAL) and refund anticipation check (RAC) products. The plaintiffs generally allege we engaged in unfair, deceptive or fraudulent acts in violation of various state consumer protection laws by facilitating RALs that were accompanied by allegedly inaccurate TILA disclosures, and by offering RACs without any TILA disclosures. Certain plaintiffs also allege violation of disclosure requirements of various state statutes expressly governing RALs and provisions of those statutes prohibiting tax preparers from charging or retaining certain fees. Collectively, the plaintiffs seek to represent clients who purchased RAL or RAC products in up to forty-two states and the District of Columbia during timeframes ranging from 2007 to the present. The plaintiffs seek equitable relief, disgorgement of profits, compensatory and statutory damages, restitution, civil penalties, attorneys' fees and costs. These cases were consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Northern District of Illinois for coordinated pretrial proceedings, in a matter styled IN RE: H&R Block Refund Anticipation Loan Litigation (MDL No. 2373/No: 1:12-CV-02973-JBG ). On July 23, 2014, the MDL court granted our motion to compel arbitration of the claims of the named plaintiffs and stayed the cases pending arbitration. The MDL court certified its arbitration order for interlocutory appeal. Plaintiffs filed a petition for permission to appeal with the Seventh Circuit Court of Appeals, which was denied on January 30, 2015. The parties subsequently reached an agreement to settle the claims for an immaterial amount.
Compliance Fee Litigation. On April 16, 2012, a putative class action lawsuit was filed against us in the Circuit Court of Jackson County, Missouri styled Manuel H. Lopez III v. H&R Block, Inc., et al. (Case # 1216CV12290) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all Missouri citizens who were charged the compliance fee, and asserts claims of violation of the Missouri Merchandising Practices Act, money had and received, and unjust enrichment. We filed a motion to compel arbitration of the 2011 claims. The court denied the motion. We filed an appeal. On May 6, 2014, the Missouri Court of Appeals, Western District, reversed the ruling of the trial court and remanded the case for further consideration of the motion. On March 12, 2015, the trial court denied the motion on remand. We filed an appeal, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
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
Form 8863 Litigation. A series of putative class action lawsuits were filed against us in various federal courts and one state court beginning on March 13, 2013. Taken together, the plaintiffs in these lawsuits purport to represent certain clients nationwide who filed Form 8863 during tax season 2013 through an H&R Block office or using H&R Block At Home® online tax services or desktop tax preparation software, and allege breach of contract, negligence and violation of state consumer laws in connection with transmission of the form. The plaintiffs seek damages, pre-judgment interest, attorneys' fees and costs. In August 2013, the plaintiff in the state court action voluntarily dismissed her case without prejudice. The Judicial Panel on Multidistrict Litigation subsequently granted our petition to consolidate the remaining federal lawsuits for coordinated pretrial proceedings in the United States District Court for the Western District of Missouri in a proceeding styled IN RE: H&R BLOCK IRS FORM 8863 LITIGATION (MDL No. 2474/Case No. 4:13-MD-02474-FJG). On July 11, 2014, the MDL court granted our motion to compel arbitration for those named plaintiffs who agreed to arbitrate their claims. Plaintiffs filed a consolidated class action complaint in October 2014. We filed a motion to strike the class allegations relating to those clients who agreed to arbitration, which the court granted on January 7, 2015. The cases remain stayed with respect to the individual plaintiffs who agreed to

74	2015 Form 10-K | H&R Block, Inc.

arbitration. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and reasonably estimable.
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

H&R Block, Inc. | 2015 Form 10-K	75

Representation and warranty claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan's compliance with the underwriting standards established by SCC at origination and borrower fraud for loans originated in calendar years 2006 and 2007. SCC has received claims representing an original principal amount of $2.4 billion since May 1, 2008, of which $1.9 billion were received prior to fiscal year 2013.
SETTLEMENT ACTIONS – SCC has entered into tolling agreements with counterparties that have made a significant majority of previously denied representation and warranty claims. These tolling agreements toll the running of any applicable statute of limitations related to potential lawsuits regarding representation and warranty claims and other claims against SCC.
Beginning in the fourth quarter of fiscal year 2013 and continuing through fiscal year 2015, SCC has been engaged in discussions with these counterparties regarding the bulk settlement of previously denied and potential future claims. Based on settlement discussions with these counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the representation and warranty and other claims that are the subject of these discussions. On December 5, 2014, SCC entered into a settlement agreement to resolve certain of these claims. The amount paid under the settlement agreement was fully covered by prior accruals. In the event that the ongoing efforts to settle are not successful, SCC believes claim volumes may increase or litigation may result.
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
LIABILITY FOR ESTIMATED CONTINGENT LOSSES – SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subject to a high degree of management judgment and estimates may vary significantly period to period. SCC's loss estimate as of April 30, 2015 is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of prior bulk settlements, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, bulk settlement methodologies used and publicly disclosed by other market participants, the potential pro-rata realization of the claims as compared to all claims and other relevant facts and circumstances when developing its estimate of probable loss. SCC believes that the most significant of these factors are the terms expected to result from ongoing bulk settlement discussions, which have been primarily influenced by the bulk settlement methodologies used and publicly disclosed by other market participants and the anticipated pro-rata realization of the claims of particular counterparties as compared to the anticipated realization if all claims and litigation were resolved together with payment of SCC's related administration and legal expense. Changes in any one of the factors mentioned above could significantly impact the estimate.
The liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Year ended April 30,	2015	2014	2013
Balance, beginning of the year	$183,765	$158,765	$130,018
Loss provisions	16,000	25,000	40,000
Payments	(50,000)	—	(11,253)
Balance, end of the year	$149,765	$183,765	$158,765

On June 11, 2015, the New York Court of Appeals, New York's highest appellate court, upheld the New York intermediate appellate court in ACE Securities Corp. v. DB Structured Products, Inc., that the six-year statute of limitations under New York law starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. This decision applies to claims and lawsuits brought against SCC where New York law governs. New York law governs many, though not all, of the RMBS transactions into which SCC entered.

76	2015 Form 10-K | H&R Block, Inc.

However this decision would not affect representation and warranty claims and lawsuits SCC has received or may receive, for example, where the statute of limitations has been tolled by agreement or a suit was timely filed. It is possible that in response to the statute of limitations rulings in the ACE case and similar rulings in other state and federal courts, parties seeking to pursue representation and warranty claims or lawsuits with respect to trusts where the statute of limitations for representation and warranty claims against the originator has run, may pursue alternate legal theories of recovery or assert claims against other contractual parties. SCC has not accrued liabilities for claims not subject to a tolling arrangement or not asserted prior to the expiration of the applicable statute of limitations. The impact on SCC, if any, from alternative legal theories or assertions is unclear.
SCC is taking the legal position, where appropriate, for both contractual representation and warranty claims and similar claims in litigation, that a valid representation and warranty claim cannot be made with respect to a mortgage loan that has been liquidated. There is conflicting case law on this issue. These decisions are from lower courts, are inconsistent in their analysis and receptivity to this defense, and may be subject to appeal. It is anticipated that the liquidated mortgage loan defense will be the subject of future judicial decisions. In the event the liquidated loan defense is further clarified by the courts or other developments occur, the liquidated loan defense may be a factor in the future in SCC's estimated accrual for representation and warranty claims where such defense may be applicable.
SCC believes it is reasonably possible that future losses related to representation and warranty claims may vary from amounts accrued for these exposures. SCC currently believes the aggregate range of reasonably possible losses in excess of amounts accrued is not material. This estimated range is based on the best information currently available, significant management judgment and a number of factors that are subject to change, including developments in case law and the factors mentioned above. The actual loss that may be incurred could differ materially from our accrual or the estimate of reasonably possible losses.
As described more fully in note 17, losses may also be incurred with respect to various indemnification claims or reserved contribution rights by underwriters and depositors in securitization transactions in which SCC participated. Losses from these indemnification claims or reserved contribution rights are frequently not subject to a stated term or limit. We have not concluded that a loss related to any of these indemnification claims or reserved contribution rights is probable, have not accrued a liability for these claims or rights and are not able to estimate a reasonably possible loss or range of loss for these claims or rights. Accordingly, neither the accrued liability described above totaling $149.8 million, nor the estimated range of reasonably possible losses in excess of the amount accrued described above, includes any possible losses which may arise from these indemnification claims or reserved contribution rights. There can be no assurances as to the outcome or impact of these indemnification claims or reserved contribution rights. In the event of unfavorable outcomes on these claims or rights, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our business and our consolidated financial position, results of operations and cash flows.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of April 30, 2015, total approximately $480 million and consist primarily of an intercompany note receivable and a deferred tax asset. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
NOTE 19: REGULATORY CAPITAL REQUIREMENTS
H&R Block, Inc. and HRB Bank are subject to capital guidelines administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on HRB Bank and our consolidated financial statements. All savings associations and savings and loan holding companies (SLHCs) are subject to the capital adequacy guidelines and the regulatory framework for prompt corrective action. We must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. In July 2013, the federal banking agencies issued final rules to

H&R Block, Inc. | 2015 Form 10-K	77

implement changes, which increased capital requirements for federal savings banks and SLHCs. We file our regulatory reports on a calendar quarter basis.
Quantitative measures established by regulation to ensure capital adequacy require HRB Bank to maintain minimum amounts and ratios of tangible equity, total risk-based capital and Tier 1 capital, as set forth in the table below. As of April 30, 2015, HRB Bank's leverage ratio was 33.0%.
As of March 31, 2015, our most recent Call Report filing, HRB Bank was a "well capitalized" institution under the prompt corrective action provisions of the FDIC. The five capital categories are: (1) "well capitalized" (total risk-based capital ratio of 10%, Tier 1 Risk-based capital ratio of 8%; Common equity tier 1 risk-based capital ratio of 6.5% and leverage ratio of 5%); (2) "adequately capitalized;" (3) "undercapitalized;" (4) "significantly undercapitalized;" and (5) "critically undercapitalized." There have been no conditions or events since March 31, 2015 that management believes have caused a change in HRB Bank's capital category.
The following table sets forth HRB Bank's regulatory capital requirements calculated in its Call Report, as filed with the Federal Financial Institutions Examination Council (FFIEC):

(dollars in 000s)
	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Total risk-based capital ratio (1)	$654,053	236.0%	$22,173	8.0%	$27,716	10.0%
Tier 1 risk-based capital ratio (2)	650,487	234.7%	16,630	6.0%	22,173	8.0%
Common Equity Tier 1 risk-based capital ratio (3)	650,487	234.7%	12,472	4.5%	18,016	6.5%
Tier 1 capital ratio (leverage) (4) (5)	650,487	34.7%	74,953	4.0%	93,692	5.0%
As of March 31, 2014:
Total risk-based capital ratio (1)	$563,899	168.5%	$26,771	8.0%	$33,464	10.0%
Tier 1 risk-based capital ratio (2)	559,572	167.2%	N/A	N/A	20,079	6.0%
Tier 1 capital ratio (leverage) (5)	559,572	32.1%	209,041	12.0%	87,101	5.0%
Tangible equity ratio (4)	559,572	32.1%	26,130	1.5%	N/A	N/A

(1)	Total risk-based capital divided by risk-weighted assets.

(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.

(3)	Total Common Equity Tier 1 capital divided by risk-weighted assets.

(4)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by average assets.

(5)
In prior periods, this ratio was calculated using total assets at quarter end in the denominator in accordance with regulatory capital rules at that point in time. This ratio is now calculated using current quarter average assets in the denominator in accordance with current regulatory capital rules.

Block Financial may make capital contributions to HRB Bank to help HRB Bank meet its capital requirements. Block Financial made no such capital contributions in fiscal years 2015, 2014 or 2013.
A return of capital or dividend paid by HRB Bank must be approved by the OCC and the Federal Reserve. HRB Bank received regulatory approval and subsequently paid cash dividends and returned capital of $250.0 million during fiscal year 2015. HRB Bank did not pay any dividends during fiscal years 2014 or 2013. As of April 30, 2015, HRB Bank had total equity of $412.0 million.
As of March 31, 2015, our most recent FR Y-9C filing with the Federal Reserve, H&R Block, Inc. met the minimum required capital ratios. There have been no conditions or events since March 31, 2015 that management believes have caused a change in our regulatory compliance.

78	2015 Form 10-K | H&R Block, Inc.

The following table sets forth H&R Block Inc.'s regulatory capital requirements calculated in its FR Y-9C report, as filed with the Federal Reserve:

(dollars in 000s)
	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Total risk-based capital ratio (1)	$1,059,040	62.0%	$136,713	8.0%
Tier 1 risk-based capital ratio (2)	1,037,423	60.7%	102,535	6.0%
Common Equity Tier 1 risk-based capital ratio (3)	1,037,423	60.7%	76,901	4.5%
Tier 1 capital ratio (leverage) (4)	1,037,423	28.3%	146,839	4.0%

(1)	Total risk-based capital divided by risk-weighted assets.

(2)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by risk-weighted assets.

(3)	Total Common Equity Tier 1 capital divided by risk-weighted assets.

(4)	Tier 1 (core) capital less deduction for low-level recourse and residual interest divided by average assets.
H&R Block, Inc., H&R Block Group, Inc. and Block Financial (our Holding Companies) are SLHCs because they control HRB Bank. By consummating the P&A Transaction, our Holding Companies would cease to be SLHCs and would no longer be subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve) as SLHCs or to the regulatory capital requirements applicable to SLHCs.
NOTE 20: SEGMENT INFORMATION
Management has determined our reportable segments identified below according to types of services offered and the manner in which operational decisions are made. Operating results of our reportable segments are all seasonal.
TAX SERVICES – Our Tax Services segment provides assisted and DIY tax return preparation - in-person, online, desktop software and mobile applications - and related services to the general public primarily in the U.S. and its territories, Canada, and Australia. We also offer retail banking services in the U.S. through HRB Bank, a federal savings bank. Major revenue sources include fees earned for tax preparation services performed at company-owned retail tax offices, royalties from franchise retail tax offices, sales of desktop tax preparation software, fees for online tax preparation services, fees from RTs, fees related to H&R Block Emerald Prepaid MasterCard® and interest and fees from EAs.
Our international operations contributed $231.7 million, $232.2 million and $249.0 million in revenues for fiscal years 2015, 2014 and 2013, respectively.
CORPORATE AND ELIMINATIONS – Results include net interest income and gains or losses relating to mortgage loans held for investment and residual interests in securitizations, interest expense on borrowings, other corporate expenses and eliminations of intercompany activities.
IDENTIFIABLE ASSETS – Identifiable assets are those assets, including goodwill and intangible assets, associated with a reportable segment. The remaining assets are classified as Corporate assets, which consist primarily of cash and mortgage loans held for investment. The carrying value of assets held outside the U.S. totaled $284.5 million, $303.9 million and $472.6 million as of April 30, 2015, 2014 and 2013, respectively.

H&R Block, Inc. | 2015 Form 10-K	79

Information concerning the Company's continuing operations by reportable segment is as follows:

(in 000s)
Year ended April 30,	2015	2014	2013
REVENUES :
Tax preparation fees:
U.S. assisted	$1,865,438	$1,794,043	$1,712,319
International	207,772	200,152	220,870
U.S. DIY	231,854	206,516	189,341
	2,305,064	2,200,711	2,122,530
Royalties	292,743	316,153	318,386
Revenues from refund transfers	171,094	181,394	158,176
Revenues from Emerald Card®	103,300	103,730	98,896
Revenues from Peace of Mind® Extended Service Plan	81,551	89,685	71,355
Interest and fee income on Emerald Advance	57,202	56,877	59,657
Other	45,345	50,910	48,967
Total Tax Services	3,056,299	2,999,460	2,877,967
Corporate and eliminations	22,359	24,835	27,976
	$3,078,658	$3,024,295	$2,905,943
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES :
Tax Services	$823,236	$866,367	$821,143
Corporate and eliminations	(80,431)	(99,251)	(119,132)
	$742,805	$767,116	$702,011
IDENTIFIABLE ASSETS :
Tax Services	$2,978,506	$2,945,242	$3,012,525
Corporate	1,536,914	1,748,287	1,525,254
	$4,515,420	$4,693,529	$4,537,779

NOTE 21: QUARTERLY FINANCIAL DATA (UNAUDITED)

(in 000s, except per share amounts)
	Fiscal Year 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014
Revenues	$3,078,658	$2,301,370	$509,074	$134,628	$133,586
Income (loss) from continuing operations before taxes (benefit)	$742,805	$1,210,059	$(90,865)	$(200,573)	$(175,816)
Income taxes (benefit)	256,061	465,926	(55,554)	(87,346)	(66,965)
Net income (loss) from continuing operations	486,744	744,133	(35,311)	(113,227)	(108,851)
Net income (loss) from discontinued operations	(13,081)	(5,292)	(1,637)	1,229	(7,381)
Net income (loss)	$473,663	$738,841	$(36,948)	$(111,998)	$(116,232)
Basic earnings (loss) per share:
Continuing operations	$1.77	$2.70	$(0.13)	$(0.41)	$(0.40)
Discontinued operations	(0.05)	(0.02)	—	—	(0.02)
Consolidated	$1.72	$2.68	$(0.13)	$(0.41)	$(0.42)
Diluted earnings (loss) per share:
Continuing operations	$1.75	$2.68	$(0.13)	$(0.41)	$(0.40)
Discontinued operations	(0.04)	(0.02)	—	—	(0.02)
Consolidated	$1.71	$2.66	$(0.13)	$(0.41)	$(0.42)

80	2015 Form 10-K | H&R Block, Inc.

(in 000s, except per share amounts)
	Fiscal Year 2014	Apr 30, 2014	Jan 31, 2014	Oct 31, 2013	Jul 31, 2013
Revenues	$3,024,295	$2,562,990	$199,770	$134,340	$127,195
Income (loss) from continuing operations before taxes (benefit)	$767,116	$1,478,797	$(347,825)	$(179,362)	$(184,494)
Income taxes (benefit)	267,019	549,664	(135,074)	(76,347)	(71,224)
Net income (loss) from continuing operations	500,097	929,133	(212,751)	(103,015)	(113,270)
Net loss from discontinued operations	(24,940)	(19,135)	(1,960)	(1,928)	(1,917)
Net income (loss)	$475,157	$909,998	$(214,711)	$(104,943)	$(115,187)
Basic earnings (loss) per share:
Continuing operations	$1.82	$3.38	$(0.78)	$(0.38)	$(0.42)
Discontinued operations	(0.09)	(0.07)	—	(0.01)	—
Consolidated	$1.73	$3.31	$(0.78)	$(0.39)	$(0.42)
Diluted earnings (loss) per share:
Continuing operations	$1.81	$3.36	$(0.78)	$(0.38)	$(0.42)
Discontinued operations	(0.09)	(0.07)	—	(0.01)	—
Consolidated	$1.72	$3.29	$(0.78)	$(0.39)	$(0.42)

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
The accumulation of four quarters in fiscal years 2015 and 2014 for earnings per share may not equal the related per share amounts for the years ended April 30, 2015 and 2014 due to the timing of the exercise of stock options and lapse of certain restrictions on nonvested shares and share units and deferred stock units and the antidilutive effect of stock options and nonvested shares and share units in the first three quarters for those years.
Information regarding H&R Block's common stock prices and dividends for fiscal years 2015 and 2014 is as follows:

	Fiscal Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal Year 2015:
Dividends paid per share	$0.80	$0.20	$0.20	$0.20	$0.20
Stock price range:
High	$35.80	$35.80	$35.09	$33.92	$33.65
Low	27.23	30.10	31.41	27.42	27.23
Fiscal Year 2014:
Dividends paid per share	$0.80	$0.20	$0.20	$0.20	$0.20
Stock price range:
High	$32.42	$32.42	$30.53	$32.09	$31.75
Low	25.98	26.92	27.13	25.98	27.24

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

H&R Block, Inc. | 2015 Form 10-K	81

As discussed in note 15, the presentation of interest expense on borrowings for fiscal years 2014 and 2013 has been restated to correct errors in presentation. We reclassified such interest expense from cost of revenues to a separate caption.

CONDENSED CONSOLIDATING INCOME STATEMENTS					(in 000s)
Year ended April 30, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$226,285	$2,858,474	$(6,101)	$3,078,658
Cost of revenues	—	96,493	1,540,091	(6,094)	1,630,490
Selling, general and administrative	—	19,053	634,456	(7)	653,502
Total operating expenses	—	115,546	2,174,547	(6,101)	2,283,992
Other income	475,336	2,726	50,434	(527,182)	1,314
Interest expense on external borrowings	—	(44,884)	(362)	—	(45,246)
Other expenses	—	(953)	(14,976)	8,000	(7,929)
Income from continuing operations before taxes	475,336	67,628	719,023	(519,182)	742,805
Income taxes	1,673	2,602	251,786	—	256,061
Net income from continuing operations	473,663	65,026	467,237	(519,182)	486,744
Net income (loss) from discontinued operations	—	(16,725)	3,644	—	(13,081)
Net income	473,663	48,301	470,881	(519,182)	473,663
Other comprehensive income (loss)	(3,437)	6,738	(3,437)	(3,301)	(3,437)
Comprehensive income	$470,226	$55,039	$467,444	$(522,483)	$470,226

82	2015 Form 10-K | H&R Block, Inc.

Year ended April 30, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$235,075	$2,795,562	$(6,342)	$3,024,295
Cost of revenues (1)	—	124,887	1,453,832	(6,342)	1,572,377
Selling, general and administrative	—	22,505	610,923	—	633,428
Total operating expenses	—	147,392	2,064,755	(6,342)	2,205,805
Other income	478,866	20,925	5,580	(469,056)	36,315
Interest expense on external borrowings (1)	—	(54,892)	(387)	—	(55,279)
Other expenses	—	(12,888)	(19,522)	—	(32,410)
Income from continuing operations before taxes	478,866	40,828	716,478	(469,056)	767,116
Income taxes	3,709	10,551	252,759	—	267,019
Net income from continuing operations	475,157	30,277	463,719	(469,056)	500,097
Net loss from discontinued operations	—	(23,771)	(1,169)	—	(24,940)
Net income	475,157	6,506	462,550	(469,056)	475,157
Other comprehensive loss	(5,373)	(2,012)	(5,373)	7,385	(5,373)
Comprehensive income	$469,784	$4,494	$457,177	$(461,671)	$469,784

(1)	Amounts have been restated, including the presentation of interest expense on borrowings as discussed in note 15.

Year ended April 30, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$230,982	$2,681,987	$(7,026)	$2,905,943
Cost of revenues (1)	—	119,569	1,417,358	(6,436)	1,530,491
Selling, general and administrative	—	42,530	562,529	(590)	604,469
Total operating expenses	—	162,099	1,979,887	(7,026)	2,134,960
Other income	433,948	5,126	7,449	(433,948)	12,575
Interest expense on external borrowings (1)	—	(73,831)	(466)	—	(74,297)
Other expenses	—	(6,290)	(960)	—	(7,250)
Income (loss) from continuing operations before taxes (benefit)	433,948	(6,112)	708,123	(433,948)	702,011
Income taxes (benefit)	—	(29,221)	266,074	—	236,853
Net income from continuing operations	433,948	23,109	442,049	(433,948)	465,158
Net income (loss) from discontinued operations	—	(31,954)	744	—	(31,210)
Net income (loss)	433,948	(8,845)	442,793	(433,948)	433,948
Other comprehensive income (loss)	(1,595)	189	(1,784)	1,595	(1,595)
Comprehensive income (loss)	$432,353	$(8,656)	$441,009	$(432,353)	$432,353

(1)	Amounts have been restated, including the presentation of interest expense on borrowings as discussed in note 15.

H&R Block, Inc. | 2015 Form 10-K	83

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$478,077	$1,529,553	$(440)	$2,007,190
Cash & cash equivalents - restricted	—	45,098	46,874	—	91,972
Receivables, net	—	80,332	87,632	—	167,964
Deferred tax assets and income taxes receivable	—	77,418	96,849	—	174,267
Prepaid expenses and other current assets	—	7,771	62,512	—	70,283
Investments in available-for-sale securities	—	434,924	4,701	—	439,625
Total current assets	—	1,123,620	1,828,121	(440)	2,951,301
Mortgage loans held for investment, net	—	239,338	—	—	239,338
Property and equipment, net	—	218	311,169	—	311,387
Intangible assets, net	—	—	432,142	—	432,142
Goodwill	—	—	441,831	—	441,831
Deferred tax assets and income taxes receivable	—	44,788	—	(31,327)	13,461
Investments in subsidiaries	1,371,677	—	116,870	(1,488,547)	—
Amounts due from affiliates	463,434	134,094	1,058	(598,586)	—
Other noncurrent assets	—	81,075	44,885	—	125,960
Total assets	$1,835,111	$1,623,133	$3,176,076	$(2,118,900)	$4,515,420

Customer banking deposits	$—	$744,681	$—	$(440)	$744,241
Accounts payable and accrued expenses	1,104	7,672	222,546	—	231,322
Accrued salaries, wages and payroll taxes	—	1,946	142,798	—	144,744
Accrued income taxes	—	49,529	385,155	—	434,684
Current portion of long-term debt	—	—	790	—	790
Deferred revenue and other current liabilities	—	177,063	145,445	—	322,508
Total current liabilities	1,104	980,891	896,734	(440)	1,878,289
Long-term debt	—	497,893	7,405	—	505,298
Deferred tax liabilities and reserves for uncertain tax positions	—	25,696	148,217	(31,327)	142,586
Deferred revenue and other noncurrent liabilities	—	1,783	154,515	—	156,298
Amounts due to affiliates	1,058	—	597,528	(598,586)	—
Total liabilities	2,162	1,506,263	1,804,399	(630,353)	2,682,471
Stockholders' equity	1,832,949	116,870	1,371,677	(1,488,547)	1,832,949
Total liabilities and stockholders' equity	$1,835,111	$1,623,133	$3,176,076	$(2,118,900)	$4,515,420

84	2015 Form 10-K | H&R Block, Inc.

As of April 30, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$612,376	$1,574,031	$(1,100)	$2,185,307
Cash & cash equivalents - restricted	—	67,463	47,856	—	115,319
Receivables, net	—	89,975	101,643	—	191,618
Deferred tax assets and income taxes receivable	—	—	135,327	—	135,327
Prepaid expenses and other current assets	—	10,202	52,738	—	62,940
Investments in available-for-sale securities	—	423,495	—	—	423,495
Total current assets	—	1,203,511	1,911,595	(1,100)	3,114,006
Mortgage loans held for investment, net	—	268,428	—	—	268,428
Property and equipment, net	—	121	304,790	—	304,911
Intangible assets, net	—	—	355,622	—	355,622
Goodwill	—	—	436,117	—	436,117
Deferred tax assets and income taxes receivable	11,271	58,696	(22,720)	—	47,247
Investments in subsidiaries	904,331	—	60,902	(965,233)	—
Amounts due from affiliates	642,101	386,818	397	(1,029,316)	—
Other noncurrent assets	—	114,472	52,726	—	167,198
Total assets	$1,557,703	$2,032,046	$3,099,429	$(1,995,649)	$4,693,529

Customer banking deposits	$—	$770,885	$—	$(1,100)	$769,785
Accounts payable and accrued expenses	757	11,279	210,453	—	222,489
Accrued salaries, wages and payroll taxes	—	2,190	164,842	—	167,032
Accrued income taxes	—	71,132	335,523	—	406,655
Current portion of long-term debt	—	399,882	755	—	400,637
Deferred revenue and other current liabilities	—	212,398	134,120	—	346,518
Total current liabilities	757	1,467,766	845,693	(1,100)	2,313,116
Long-term debt	—	497,612	8,225	—	505,837
Deferred tax liabilities and reserves for uncertain tax positions	—	3,473	153,992	—	157,465
Deferred revenue and other noncurrent liabilities	—	2,293	158,269	—	160,562
Amounts due to affiliates	397	—	1,028,919	(1,029,316)	—
Total liabilities	1,154	1,971,144	2,195,098	(1,030,416)	3,136,980
Stockholders' equity	1,556,549	60,902	904,331	(965,233)	1,556,549
Total liabilities and stockholders' equity	$1,557,703	$2,032,046	$3,099,429	$(1,995,649)	$4,693,529

H&R Block, Inc. | 2015 Form 10-K	85

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Year ended April 30, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by operating activities:	$—	$15,456	$611,152	$—	$626,608
Cash flows from investing:
Purchases of AFS securities	—	(90,381)	(200)	—	(90,581)
Sales, maturities and payments received on AFS securities	—	87,922	3,956	—	91,878
Mortgage loans held for investment, net	—	23,886	—	—	23,886
Capital expenditures	—	(224)	(122,934)	—	(123,158)
Payments for business acquisitions, net	—	—	(113,252)	—	(113,252)
Franchise loans funded	—	(49,220)	(475)	—	(49,695)
Payments received on franchise loans	—	90,199	437	—	90,636
Intercompany borrowings (payments)	—	134,094	(285,049)	150,955	—
Other, net	—	12,011	9,343	—	21,354
Net cash provided by (used in) investing activities	—	208,287	(508,174)	150,955	(148,932)
Cash flows from financing:
Repayments of short-term borrowings	—	(1,049,136)	—	—	(1,049,136)
Proceeds from short-term borrowings	—	1,049,136	—	—	1,049,136
Repayments of long-term debt	—	(400,000)	—	—	(400,000)
Customer banking deposits, net	—	(29,204)	—	660	(28,544)
Dividends paid	(219,960)	—	—	—	(219,960)
Repurchase of common stock	(10,449)	—	—	—	(10,449)
Proceeds from exercise of stock options	16,522	—	—	—	16,522
Intercompany borrowings (payments)	213,887	71,162	(134,094)	(150,955)	—
Other, net	—	—	(3,376)	—	(3,376)
Net cash used in financing activities	—	(358,042)	(137,470)	(150,295)	(645,807)
Effects of exchange rate changes on cash	—	—	(9,986)	—	(9,986)
Net decrease in cash	—	(134,299)	(44,478)	660	(178,117)
Cash - beginning of the year	—	612,376	1,574,031	(1,100)	2,185,307
Cash - end of the year	$—	$478,077	$1,529,553	$(440)	$2,007,190

86	2015 Form 10-K | H&R Block, Inc.

Year ended April 30, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by operating activities:	$—	$35,034	$774,547	$—	$809,581
Cash flows from investing:
Purchases of AFS securities	—	(45,158)	—	—	(45,158)
Sales, maturities and payments received on AFS securities	—	106,873	228	—	107,101
Mortgage loans held for investment, net	—	46,664	—	—	46,664
Capital expenditures	—	(75)	(146,936)	—	(147,011)
Payments for business acquisitions, net	—	—	(68,428)	—	(68,428)
Proceeds from notes receivable	—	—	64,865	—	64,865
Franchise loans funded	—	(63,960)	—	—	(63,960)
Payments received on franchise loans	—	87,220	—	—	87,220
Intercompany borrowings (payments)	—	33,497	(196,840)	163,343	—
Other, net	—	19,746	9,651	—	29,397
Net cash provided by (used in) investing activities	—	184,807	(337,460)	163,343	10,690
Cash flows from financing:
Repayments of short-term borrowings	—	(316,000)	—	—	(316,000)
Proceeds from short-term borrowings	—	316,000	—	—	316,000
Customer banking deposits, net	—	(165,575)	—	1,623	(163,952)
Dividends paid	(218,980)	—	—	—	(218,980)
Repurchase of common stock	(6,106)	—	—	—	(6,106)
Proceeds from exercise of stock options	28,246	—	—	—	28,246
Intercompany borrowings (payments)	196,840	—	(33,497)	(163,343)	—
Other, net	—	—	(4,138)	—	(4,138)
Net cash used in financing activities	—	(165,575)	(37,635)	(161,720)	(364,930)
Effects of exchange rate changes on cash	—	—	(17,618)	—	(17,618)
Net increase in cash	—	54,266	381,834	1,623	437,723
Cash - beginning of the year	—	558,110	1,192,197	(2,723)	1,747,584
Cash - end of the year	$—	$612,376	$1,574,031	$(1,100)	$2,185,307

H&R Block, Inc. | 2015 Form 10-K	87

Year ended April 30, 2013	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$(22,533)	$(3,299)	$522,940	$—	$497,108
Cash flows from investing:
Purchases of AFS securities	—	(227,177)	—	—	(227,177)
Sales, maturities and payments received on AFS securities	—	117,346	1,065	—	118,411
Mortgage loans held for investment, net	—	44,031	—	—	44,031
Capital expenditures	—	(58)	(113,181)	—	(113,239)
Payments for business acquisitions, net	—	—	(20,742)	—	(20,742)
Franchise loans funded	—	(70,807)	—	—	(70,807)
Payments received on franchise loans	—	83,445	—	—	83,445
Surrender of company-owned life insurance policies	—	—	81,125	—	81,125
Intercompany payments/investments in subsidiaries	—	(274,090)	(963,613)	1,237,703	—
Other, net	—	(18,822)	12,838	—	(5,984)
Net cash used in investing activities	—	(346,132)	(1,002,508)	1,237,703	(110,937)
Cash flows from financing:
Repayments of short-term borrowings	—	(1,214,238)	—	—	(1,214,238)
Proceeds from short-term borrowings	—	1,214,238	—	—	1,214,238
Repayments of long-term debt	—	(605,790)	(30,831)	—	(636,621)
Proceeds from issuance of long-term debt	—	497,185	—	—	497,185
Customer banking deposits, net	—	105,488	—	(1,880)	103,608
Dividends paid	(217,201)	—	—	—	(217,201)
Repurchase of common stock	(340,413)	—	—	—	(340,413)
Proceeds from exercise of stock options	25,139	—	—	—	25,139
Intercompany borrowings/capital contributions	555,008	408,605	274,090	(1,237,703)	—
Other, net	—	(13,094)	(3,144)	—	(16,238)
Net cash provided by (used in) financing activities	22,533	392,394	240,115	(1,239,583)	(584,541)
Effects of exchange rate changes on cash	—	—	1,620	—	1,620
Net increase (decrease) in cash	—	42,963	(237,833)	(1,880)	(196,750)
Cash - beginning of the year	—	515,147	1,430,030	(843)	1,944,334
Cash - end of the year	$—	$558,110	$1,192,197	$(2,723)	$1,747,584

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

88	2015 Form 10-K | H&R Block, Inc.

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
(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2015 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework.
Based on our assessment, management concluded that, as of April 30, 2015, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company's external auditors that audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended April 30, 2015, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is included under the caption "Employees and Executive Officers" in Item 1 of this report on Form 10-K.
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2015, is incorporated herein by reference:

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

H&R Block, Inc. | 2015 Form 10-K	89

ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2015, in the sections entitled "Director Compensation" and "Executive Compensation," and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in Item 5 of this Form 10-K and in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2015, in the sections entitled "Equity Compensation Plans" and "Information Regarding Security Holders," and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2015, in the sections entitled "Employment Agreements, Change-in-Control and Other Arrangements," "Review of Related Person Transactions," and "Corporate Governance," and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2015, in the section entitled "Audit Fees," and is incorporated herein by reference.
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

3.	Exhibits – The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

90	2015 Form 10-K | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
June 17, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on June 17, 2015.

/s/ William C. Cobb	/s/ Gregory J. Macfarlane	/s/ Jeffrey T. Brown
William C. Cobb	Gregory J. Macfarlane	Jeffrey T. Brown
President, Chief Executive Officer	Chief Financial Officer	Chief Accounting and Risk Officer
and Director	(principal financial officer)	(principal accounting officer)
(principal executive officer)

/s/ Robert A. Gerard	/s/ Paul J. Brown	/s/ David B. Lewis
Robert A. Gerard	Paul J. Brown	David B. Lewis
Director, Chairman of the Board	Director	Director

/s/ Victoria J. Reich	/s/ Bruce C. Rohde	/s/ Tom D. Seip
Victoria J. Reich	Bruce C. Rohde	Tom D. Seip
Director	Director	Director

/s/ Christianna Wood	/s/ James F. Wright
Christianna Wood	James F. Wright
Director	Director

H&R Block, Inc. | 2015 Form 10-K	91

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

92	2015 Form 10-K | H&R Block, Inc.

10.9	* Alternate Form of Market Stock Units Award Agreement, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed July 1, 2014, file number 1-06089, is incorporated herein by reference.

10.10
*    Alternate Form of Performance Share Units Award Agreement, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed July 1, 2014, file number 1-06089, is incorporated herein by reference.

10.11
*    Alternate Form of Restricted Share Units Award Agreement, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed July 1, 2014, file number 1-06089, is incorporated herein by reference.

10.12
*    The Company's 2003 Long-Term Executive Compensation Plan, as amended September 30, 2010, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2010, file number 1-6089, is incorporated herein by reference.

10.13
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

10.19
*    Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Stock Options as approved on June 20, 2012, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed June 26, 2012, file number 1-6089, is incorporated herein by reference.

10.20
*    Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Restricted Share Units as approved on June 20, 2012, filed as Exhibit 10.4 to the Company's current report on Form 8-K filed June 26, 2012, file number 1-6089, is incorporated herein by reference.

10.21
*    Employment Agreement dated April 27, 2011, between H&R Block Management, LLC and William C. Cobb, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed April 29, 2011, file number 1-6089, is incorporated herein by reference.

10.22
*    Letter Agreement between the Company, H&R Block Management, LLC and William C. Cobb, effective January 3, 2013, filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2013, file number 1-6089, is incorporated herein by reference.

10.23
*    Letter Agreement, dated as of July 15, 2014, by and among the Company, H&R Block Management, LLC, and William C. Cobb, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed July 17, 2014, file number 1-6089, is incorporated herein by reference.

10.24
*    Agreement between H&R Block Management, LLC, H&R Block, Inc. and William C. Cobb as of January 3, 2013 in connection with certain corrective actions relating to the June 30, 2011 Option Award, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed January 4, 2013, file number 1-6089, is incorporated herein by reference.

10.25
*    H&R Block, Inc. 2013 Long Term Incentive Plan Non-Qualified Stock Option Award Agreement between H&R Block, Inc. and William C. Cobb dated January 4, 2013, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed January 4, 2013, file number 1-6089, is incorporated herein by reference.

10.26
*    H&R Block, Inc. 2013 Long Term Incentive Plan Restricted Share Units Award Agreement between H&R Block, Inc. and William C. Cobb dated January 4, 2013, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed January 4, 2013, file number 1-6089, is incorporated herein by reference.

10.27
*    Grant Agreement between H&R Block, Inc. and William C. Cobb in connection with award of Restricted Shares as of May 2, 2011, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2011, file number 1-6089, is incorporated herein by reference.

10.28
*    Grant Agreement between H&R Block, Inc. and William C. Cobb in connection with award of Stock Options as of May 2, 2011, filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2011, file number 1-6089, is incorporated herein by reference.

10.29
*    H&R Block Deferred Compensation Plan for Executives, as amended and restated on November 9, 2012, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2012, file number 1-6089, is incorporated herein by reference.

H&R Block, Inc. | 2015 Form 10-K	93

10.30
*    The H&R Block Executive Performance Plan, as amended July 27, 2010, filed as Exhibit 10.6 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2011, file number 1-6089, is incorporated herein by reference.

10.31
*    The Amended and Restated H&R Block Executive Performance Plan, filed as Exhibit 10.1 to the Company's current report on Form 8-K, filed September 12, 2014, file number 1-6089, is incorporated herein by reference.

10.32
*    The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended and restated effective November 7, 2013, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2013, file number 1-6089, is incorporated herein by reference.

10.33
*    The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated January 1, 2001) filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-6089, is incorporated herein by reference.

10.34
*    First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) effective as of July 1, 2002, filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-6089, is incorporated herein by reference.

10.35
*    Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-6089, is incorporated herein by reference.

10.36
*    H&R Block Severance Plan, as amended and restated on March 29, 2013, filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2013, file number 1-6089, is incorporated herein by reference.

10.37
*    H&R Block Inc. Executive Severance Plan, as amended and restated effective November 8, 2013, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed November 8, 2013, file number 1-6089, is incorporated herein by reference.

10.38
*    Separation and Release Agreement between the Company and C. E. Andrews dated March 6, 2012, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed March 6, 2012, file number 1-6089, is incorporated herein by reference.

10.39
*    Severance and Release Agreement between HRB Tax Group, Inc. and Philip L. Mazzini, effective June 12, 2012, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed June 18, 2012, file number 1-6089, is incorporated herein by reference.

10.40
*     Severance and Release Agreement between HRB Tax Group, Inc. and Susan Ehrlich dated August 16, 2013, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed August 20, 2013, file number 1-6089, is incorporated herein by reference.

10.41
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

10.42
*    2008 Deferred Stock Unit Plan for Outside Directors, as amended on September 14, 2011, filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the year ended April 30, 2012, file number 1-6089, is incorporated herein by reference.

10.43
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

10.44
Credit and Guarantee Agreement dated as of August 17, 2012, among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed August 20, 2012, file number 1-6089, is incorporated herein by reference.

10.45
Advances, Pledge and Security Agreement dated April 17, 2006, between H&R Block Bank and the Federal Home Loan Bank of Des Moines, filed as Exhibit 10.11 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2007, file number 1-6089, is incorporated herein by reference.**

10.46
Purchase and Assumption Agreement dated April 10, 2014, among BofI Federal Bank, H&R Block Bank and Block Financial LLC, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed April 10, 2014, file number 1-6089, is incorporated herein by reference.

10.47
Form of Program Management Agreement, to be entered into between Emerald Financial Services, LLC and BofI Federal Bank upon closing under the Purchase and Assumption Agreement referenced in Exhibit 10.41 above, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed April 10, 2014, file number 1-6089, is incorporated herein by reference.

10.48
Form of Emerald Advance Receivables Participation Agreement, to be entered into among Emerald Financial Services, LLC, BofI Federal Bank, HRB Participant I, LLC and H&R Block, Inc. upon closing under the Purchase and Assumption

94	2015 Form 10-K | H&R Block, Inc.

Agreement referenced in Exhibit 10.41 above, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed April 10, 2014, file number 1-6089, is incorporated herein by reference.

10.49
Form of Guaranty Agreement, to be entered into between H&R Block, Inc. and BofI Federal Bank upon closing under the Purchase and Assumption Agreement referenced in Exhibit 10.41 above, filed as Exhibit 10.4 to the Company's current report on Form 8-K filed April 10, 2014, file number 1-6089, is incorporated herein by reference.

10.50
Letter Agreement among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, effective October 23, 2014, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed October 23, 2014, file number 1-6089, is incorporated herein by reference.

10.51
Letter Agreement among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, effective February 12, 2015, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed February 13, 2015, file number 1-6089, is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges for the five years ended April 30, 2015.

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*    Indicates management contracts, compensatory plans or arrangements.

**	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

H&R Block, Inc. | 2015 Form 10-K	95

H&R BLOCK, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED APRIL 30, 2015, 2014 AND 2013
(in 000s)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period

Deferred tax valuation allowance:

Year ended April 30, 2015	$19,176	$6,788	$—	$(1,027)	24,937

Year ended April 30, 2014	$54,613	$12,467	$—	$(47,904)	19,176

Year ended April 30, 2013	$77,443	$1,497	$—	$(24,327)	54,613