Form 10-Q
period 2015-07-31
H&R BLOCK INC
filed 2015-09-04
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on August 31, 2015: 276,359,906 shares.

Form 10-Q for the Period Ended July 31, 2015

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	(unaudited, in 000s, except per share amounts)
Three months ended July 31,	2015	2014

REVENUES:
Service revenues	$118,434	$115,473
Royalty, product and other revenues	10,906	8,814
Interest income	8,378	9,299
	137,718	133,586
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	55,789	51,855
Occupancy and equipment	89,855	83,306
Provision for bad debt and loan losses	2,005	4,364
Depreciation and amortization	27,084	25,085
Other	38,775	33,116
	213,508	197,726
Selling, general and administrative:
Marketing and advertising	8,531	8,145
Compensation and benefits	54,669	60,964
Depreciation and amortization	13,010	8,601
Other selling, general and administrative	21,982	19,490
	98,192	97,200
Total operating expenses	311,700	294,926

Other income	433	523
Interest expense on borrowings	(8,575)	(13,795)
Other expenses	(4,985)	(1,204)
Loss from continuing operations before income tax benefit	(187,109)	(175,816)
Income tax benefit	(90,604)	(66,965)
Net loss from continuing operations	(96,505)	(108,851)
Net loss from discontinued operations, net of tax benefits of $1,889 and $4,564	(3,154)	(7,381)
NET LOSS	$(99,659)	$(116,232)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.35)	$(0.40)
Discontinued operations	(0.01)	(0.02)
Consolidated	$(0.36)	$(0.42)

DIVIDENDS DECLARED PER SHARE	$0.20	$0.20

COMPREHENSIVE LOSS:
Net loss	$(99,659)	$(116,232)
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding losses arising during the period	(1,360)	(723)
Reclassification adjustment for gains included in income	141	574
Change in foreign currency translation adjustments	(8,755)	455
Other comprehensive income (loss)	(9,974)	306
Comprehensive loss	$(109,633)	$(115,926)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2016 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	July 31, 2015	July 31, 2014	April 30, 2015

ASSETS
Cash and cash equivalents	$1,299,382	$1,429,489	$2,007,190
Cash and cash equivalents - restricted	61,040	71,917	91,972
Receivables, less allowance for doubtful accounts of $53,771, $51,400 and $54,527	103,194	122,315	167,964
Deferred tax assets and income taxes receivable	160,390	190,323	174,267
Prepaid expenses and other current assets	80,993	74,343	70,283
Investments in available-for-sale securities	406,360	403,774	439,625
Total current assets	2,111,359	2,292,161	2,951,301
Mortgage loans held for investment, less allowance for loan losses of $7,659, $10,561 and $7,886	230,130	259,732	239,338
Property and equipment, at cost less accumulated depreciation and amortization of $538,823, $468,372 and $518,797	297,321	314,531	311,387
Intangible assets, net	417,009	347,890	432,142
Goodwill	454,394	478,845	441,831
Deferred tax assets and income taxes receivable	11,377	46,953	13,461
Other noncurrent assets	111,101	150,707	125,960
Total assets	$3,632,691	$3,890,819	$4,515,420
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Customer banking deposits	$476,732	$482,975	$744,241
Accounts payable and accrued expenses	116,855	127,912	231,322
Accrued salaries, wages and payroll taxes	33,447	30,996	144,744
Accrued income taxes	245,541	284,038	434,684
Current portion of long-term debt	799	400,705	790
Deferred revenue and other current liabilities	316,880	357,293	322,508
Total current liabilities	1,190,254	1,683,919	1,878,289
Long-term debt	505,197	505,714	505,298
Deferred tax liabilities and reserves for uncertain tax positions	137,603	167,914	142,586
Deferred revenue and other noncurrent liabilities	130,210	136,072	156,298
Total liabilities	1,963,264	2,493,619	2,682,471
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 316,628,110	3,166	3,166	3,166
Additional paid-in capital	773,783	766,014	783,793
Accumulated other comprehensive income (loss)	(8,234)	5,483	1,740
Retained earnings	1,679,234	1,418,124	1,836,442
Less treasury shares, at cost	(778,522)	(795,587)	(792,192)
Total stockholders' equity	1,669,427	1,397,200	1,832,949
Total liabilities and stockholders' equity	$3,632,691	$3,890,819	$4,515,420

See accompanying notes to consolidated financial statements.

2	Q1 FY2016 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Three months ended July 31,	2015	2014

NET CASH USED IN OPERATING ACTIVITIES	$(378,246)	$(381,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of and payments received on available-for-sale securities	32,103	18,484
Principal payments on mortgage loans held for investment, net	8,537	6,250
Capital expenditures	(8,689)	(25,841)
Payments made for business acquisitions, net of cash acquired	(12,271)	(40,533)
Franchise loans:
Loans funded	(2,582)	(7,398)
Payments received	11,434	18,674
Other, net	3,562	4,030
Net cash provided by (used in) investing activities	32,094	(26,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Customer banking deposits, net	(268,532)	(287,609)
Dividends paid	(55,063)	(54,852)
Repurchase of common stock, including shares surrendered	(17,756)	(9,397)
Proceeds from exercise of stock options	13,015	13,368
Other, net	(22,413)	(9,919)
Net cash used in financing activities	(350,749)	(348,409)

Effects of exchange rate changes on cash	(10,907)	510

Net decrease in cash and cash equivalents	(707,808)	(755,818)
Cash and cash equivalents at beginning of the period	2,007,190	2,185,307
Cash and cash equivalents at end of the period	$1,299,382	$1,429,489

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$75,358	$88,924
Interest paid on borrowings	15,381	15,415
Interest paid on deposits	136	201
Transfers of foreclosed loans to other assets	624	1,818
Accrued additions to property and equipment	5,977	11,988

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2016 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of July 31, 2015 and 2014, the consolidated statements of operations and comprehensive loss for the three months ended July 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the three months ended July 31, 2015 and 2014 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2015 and 2014 and for all periods presented have been made.
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U. S. (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2015 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2015 or for the year then ended are derived from our April 30, 2015 Annual Report to Shareholders on Form 10-K.
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
NOTE 2: SUBSEQUENT EVENTS
DIVESTITURE OF H&R BLOCK BANK – In April 2014, our subsidiaries, H&R Block Bank (HRB Bank) and Block Financial LLC, the sole shareholder of HRB Bank (Block Financial), entered into a definitive Purchase and Assumption Agreement with BofI Federal Bank, a federal savings bank (BofI), pursuant to which we agreed to sell certain assets and liabilities, including all of the deposit liabilities of HRB Bank, to BofI (P&A Transaction). On August 4, 2015, HRB Bank, Block Financial and BofI received regulatory approvals for the P&A Transaction. On August 5, 2015, HRB Bank, Block Financial and BofI entered into an Amended and Restated Purchase and Assumption Agreement.
On August 31, 2015, we completed the P&A Transaction and made a one-time cash payment to BofI of approximately $419 million, which is approximately equal to the carrying value of the liabilities (including all deposit liabilities) assumed by BofI. In connection with the closing, we intend to liquidate the available-for-sale (AFS) securities previously held by HRB Bank, which totaled $404 million at July 31, 2015.
On the closing date of the P&A Transaction, HRB Bank converted from a federal savings bank to a national banking association, merged with and into its parent company, Block Financial, surrendered its bank charter and ceased to exist as a bank. As a result, as of August 31, 2015, neither we nor any of our subsidiaries is subject to minimum regulatory capital requirements or to regulation by the Office of the Comptroller of the Currency (OCC). In addition, H&R Block, Inc., H&R Block Group, Inc. and Block Financial (collectively, our Holding Companies) were Savings and Loan Holding Companies (SLHCs) because they controlled HRB Bank. As a result of the P&A Transaction and related actions, our Holding Companies have ceased to be SLHCs and have deregistered as SLHCs under Section 10(b) of the

4	Q1 FY2016 Form 10-Q | H&R Block, Inc.

Home Owner's Loan Act. As of August 31, 2015, our Holding Companies are no longer subject to regulatory capital requirements applicable to SLHCs or regulation by the Board of Governors of the Federal Reserve System (Federal Reserve).
Additional information about the closing of the P&A Transaction and the agreements executed at the closing are set forth in Part 1, Item 2 under "Recent Developments."
CAPITAL STRUCTURE – On September 1, 2015, we announced our intent to establish a new capital structure, which includes a new $3.5 billion share repurchase program approved by our Board of Directors, a new unsecured committed line of credit (CLOC) and incremental debt. As a part of this new capital structure, we also announced our intent to take near-term action on the planned capital structure changes, including:

▪
Our plans to launch a "modified Dutch auction" tender offer to purchase up to $1.5 billion of our common stock under our new share repurchase program, at a price per share of not less than $32.25 and not greater than $37.00, which will be contingent upon, among other customary items, the successful closing of a new CLOC, and satisfaction of other customary conditions;

▪	Our intent to replace our existing five-year $1.5 billion CLOC (2012 CLOC) with the new CLOC; and

▪
Our intent to incur additional incremental debt through other debt issuances as a part of the capital structure changes, which will fund stock repurchases under our new share repurchase program, together with available cash, borrowings under the new CLOC and funds from ongoing business operations.

On September 2, 2015, we commenced the tender offer described above to purchase up to $1.5 billion of our common stock, at a price per share of not less than $32.25 and not greater than $37.00.
Additional information about our new capital structure, including our new share repurchase program and related tender offer, is set forth in Part 1, Item 2 under "Recent Developments."
NOTE 3: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 5.0 million shares for the three months ended July 31, 2015, and 5.5 million shares for the three months ended July 31, 2014, as the effect would be antidilutive due to the net loss from continuing operations during those periods.
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
Three months ended July 31,	2015	2014

Net loss from continuing operations attributable to shareholders	$(96,505)	$(108,851)
Amounts allocated to participating securities	(102)	(89)
Net loss from continuing operations attributable to common shareholders	$(96,607)	$(108,940)

Basic weighted average common shares	275,765	274,575
Potential dilutive shares	—	—
Dilutive weighted average common shares	275,765	274,575

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.35)	$(0.40)
Diluted	(0.35)	(0.40)

H&R Block, Inc. | Q1 FY2016 Form 10-Q	5

STOCK-BASED COMPENSATION – During the three months ended July 31, 2015, we acquired 0.6 million shares of our common stock at an aggregate cost of $17.8 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the three months ended July 31, 2014, we acquired 0.3 million shares at an aggregate cost of $9.4 million for similar purposes.
During the three months ended July 31, 2015 and 2014, we issued 1.6 million and 1.1 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the three months ended July 31, 2015, we granted equity awards equivalent to 0.9 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Nonvested units generally either vest over a three-year period with one-third vesting each year or cliff vest at the end of a three-year period. Stock-based compensation expense of our continuing operations totaled $6.0 million for the three months ended July 31, 2015, and $7.5 million for the three months ended July 31, 2014. As of July 31, 2015, unrecognized compensation cost for stock options totaled $0.1 million, and for nonvested shares and units totaled $50.2 million.
OTHER COMPREHENSIVE INCOME – Components of other comprehensive income include foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities, and are as follows:

(in 000s)
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on AFS Securities	Total
Balances as of May 1, 2015	$(6,789)	$8,529	$1,740
Other comprehensive income (loss) before reclassifications:
Gross losses arising during the period	(8,755)	(2,235)	(10,990)
Income taxes	—	(875)	(875)
	(8,755)	(1,360)	(10,115)
Amounts reclassified to net income:
Gross amount reclassified	—	230	230
Income taxes	—	89	89
	—	141	141
Net other comprehensive loss	(8,755)	(1,219)	(9,974)
Balances as of July 31, 2015	$(15,544)	$7,310	$(8,234)

Balances as of May 1, 2014	$3,334	$1,843	$5,177
Other comprehensive income (loss) before reclassifications:
Gross gains (losses) arising during the period	455	(1,183)	(728)
Income taxes	—	(460)	(460)
	455	(723)	(268)
Amounts reclassified to net income:
Gross amount reclassified	—	941	941
Income taxes	—	367	367
	—	574	574
Net other comprehensive income (loss)	455	(149)	306
Balances as of July 31, 2014	$3,789	$1,694	$5,483

Gross gains and losses reclassified out of accumulated other comprehensive income are included in other income and other expense, respectively, in the consolidated statements of operations and comprehensive loss.

6	Q1 FY2016 Form 10-Q | H&R Block, Inc.

NOTE 4: RECEIVABLES
Receivables consist of the following:

(in 000s)
As of	July 31, 2015		July 31, 2014		April 30, 2015
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$56,277	$57,792	$62,195	$83,013	$56,603	$64,472
Receivables for tax preparation and related fees	39,927	6,103	38,204	—	48,864	6,103
Cash Back® receivables	2,777	—	4,170	—	42,680	—
Emerald Advance lines of credit	20,321	598	20,239	2,839	21,908	1,913
Royalties from franchisees	4,509	—	4,278	—	8,206	—
Other	33,154	7,934	44,629	15,294	44,230	8,379
	156,965	72,427	173,715	101,146	222,491	80,867
Allowance for doubtful accounts	(53,771)	—	(51,400)	—	(54,527)	—
	$103,194	$72,427	$122,315	$101,146	$167,964	$80,867

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances as of July 31, 2015 and 2014 and April 30, 2015, consisted of $75.7 million, $99.7 million and $80.8 million, respectively, in term loans made primarily to finance the purchase of franchises and $38.4 million, $45.5 million and $40.3 million, respectively, in revolving lines of credit primarily for the purpose of funding off-season working capital needs.
As of July 31, 2015 and 2014 and April 30, 2015, loans with a principal balance of $1.5 million, $0.8 million and $0.1 million, respectively, were more than 30 days past due. We had no loans to franchisees on non-accrual status.
CANADIAN CASH BACK® PROGRAM – Refunds advanced under the Cash Back program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. Cash Back amounts are generally received within 60 days of filing the client's return. As of July 31, 2015 and 2014 and April 30, 2015, $0.6 million, $1.1 million and $1.3 million of Cash Back balances were more than 60 days old, respectively.
H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our H&R Block Emerald Advance® lines of credit (EA) receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of July 31, 2015, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2015	$5,348
2014	92
2013	1,699
Revolving loans	13,780
$20,919

As of July 31, 2015 and 2014 and April 30, 2015, $17.4 million, $20.0 million and $18.7 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.

H&R Block, Inc. | Q1 FY2016 Form 10-Q	7

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our short-term receivables for the three months ended July 31, 2015 and 2014 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2015	$7,353	$47,174	$54,527
Provision	—	713	713
Charge-offs	—	(1,469)	(1,469)
Balances as of July 31, 2015	$7,353	$46,418	$53,771

Balances as of May 1, 2014	$7,530	$45,048	$52,578
Provision	—	2,842	2,842
Charge-offs	—	(4,020)	(4,020)
Balances as of July 31, 2014	$7,530	$43,870	$51,400

NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT
The composition of our mortgage loan portfolio is as follows:

(dollars in 000s)
As of	July 31, 2015		July 31, 2014		April 30, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$124,752	53%	$144,096	54%	$130,182	53%
Fixed-rate loans	111,096	47%	123,991	46%	115,034	47%
	235,848	100%	268,087	100%	245,216	100%
Unamortized deferred fees and costs	1,941		2,206		2,008
Less: Allowance for loan losses	(7,659)		(10,561)		(7,886)
	$230,130		$259,732		$239,338

Our loan loss allowance as a percent of mortgage loans was 3.2% as of July 31, 2015, compared to 3.9% as of July 31, 2014 and 3.2% as of April 30, 2015.
Activity in the allowance for loan losses for the three months ended July 31, 2015 and 2014 is as follows:

(in 000s)
Three months ended July 31,	2015	2014
Balance at beginning of the period	$7,886	$11,272
Provision	(28)	725
Recoveries	365	679
Charge-offs	(564)	(2,115)
Balance at end of the period	$7,659	$10,561

Detail of the aging of the mortgage loans in our portfolio as of July 31, 2015 is as follows:

(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$8,525	$985	$45,957	$55,467	$83,894	$139,361
All other	2,790	488	6,346	9,624	86,863	96,487
	$11,315	$1,473	$52,303	$65,091	$170,757	$235,848

(1)	We do not accrue interest on loans past due 90 days or more.

8	Q1 FY2016 Form 10-Q | H&R Block, Inc.

NOTE 6: INVESTMENTS
The amortized cost and fair value of securities classified as AFS are summarized below:

(in 000s)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of July 31, 2015:
Mortgage-backed securities	$392,285	$11,936	$—	$404,221
Municipal bonds	3,025	80	—	3,105
U.S. treasury bills	100	—	—	100
	$395,410	$12,016	$—	$407,426
As of July 31, 2014:
Mortgage-backed securities	$401,092	$2,582	$—	$403,674
Municipal bonds	4,106	183	—	4,289
U.S. treasury bills	100	—	—	100
	$405,298	$2,765	$—	$408,063
As of April 30, 2015:
Mortgage-backed securities	$421,035	$13,889	$—	$434,924
Municipal bonds	4,062	109	(24)	4,147
Common stock	2,491	47	—	2,538
U.S. treasury bills	100	—	—	100
	$427,688	$14,045	$(24)	$441,709

Substantially all AFS debt securities held as of July 31, 2015 mature after five years.
NOTE 7: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill of our Tax Services segment for the three months ended July 31, 2015 and 2014 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2015	$474,128	$(32,297)	$441,831
Acquisitions	14,030	—	14,030
Disposals and foreign currency changes, net	(1,467)	—	(1,467)
Impairments	—	—	—
Balances as of July 31, 2015	$486,691	$(32,297)	$454,394

Balances as of April 30, 2014	$468,414	$(32,297)	$436,117
Acquisitions	42,274	—	42,274
Disposals and foreign currency changes, net	454	—	454
Impairments	—	—	—
Balances as of July 31, 2014	$511,142	$(32,297)	$478,845

The increase in goodwill resulted from acquired franchisee and competitor businesses during the period. We expect the purchase price allocation to be finalized during fiscal year 2016.
We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block, Inc. | Q1 FY2016 Form 10-Q	9

Components of the intangible assets of our Tax Services segment are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of July 31, 2015:
Reacquired franchise rights	$294,918	$(51,233)	$243,685
Customer relationships	169,998	(83,471)	86,527
Internally-developed software	120,522	(84,215)	36,307
Noncompete agreements	30,576	(24,091)	6,485
Franchise agreements	19,201	(8,534)	10,667
Purchased technology	54,700	(21,362)	33,338
	$689,915	$(272,906)	$417,009
As of July 31, 2014:
Reacquired franchise rights	$233,749	$(29,152)	$204,597
Customer relationships	123,130	(62,514)	60,616
Internally-developed software	104,580	(75,243)	29,337
Noncompete agreements	24,697	(22,408)	2,289
Franchise agreements	19,201	(7,254)	11,947
Purchased technology	54,974	(15,870)	39,104
	$560,331	$(212,441)	$347,890
As of April 30, 2015:
Reacquired franchise rights	$294,647	$(46,180)	$248,467
Customer relationships	170,851	(78,157)	92,694
Internally-developed software	118,865	(80,689)	38,176
Noncompete agreements	30,630	(23,666)	6,964
Franchise agreements	19,201	(8,214)	10,987
Purchased technology	54,700	(19,846)	34,854
	$688,894	$(256,752)	$432,142

Amortization of intangible assets for the three months ended July 31, 2015 was $16.6 million. Amortization of intangible assets for the three months ended July 31, 2014 was $11.2 million. Estimated amortization of intangible assets for fiscal years 2016, 2017, 2018, 2019 and 2020 is $64.1 million, $55.7 million, $48.6 million, $36.9 million and $26.2 million, respectively.

10	Q1 FY2016 Form 10-Q | H&R Block, Inc.

NOTE 8: FAIR VALUE
FAIR VALUE MEASUREMENT – Assets measured on a recurring basis are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Our investments in AFS securities are carried at fair value on a recurring basis with gains and losses reported as a component of other comprehensive income, except for losses assessed to be other than temporary. Our AFS securities include certain agency and agency-sponsored mortgage-backed securities and municipal bonds. Quoted market prices are not available for these securities, as they are not actively traded and have fewer observable transactions. As a result, we use third-party pricing services to determine fair value and classify the securities as Level 2. The third-party pricing services' models are based on market data and utilize available trade, bid and other market information for similar securities. Quarterly, we compare the prices obtained from our third-party pricing services to other available independent pricing information to validate the reasonableness of the valuations provided. In addition, we also perform analytics to assess the reasonableness of the fair value received from the third-party pricing service based on changes in the portfolio and changes in market conditions. We evaluate whether adjustments to third-party pricing is necessary and historically, we have not made adjustments to prices obtained from our third-party pricing services.
There were no transfers of AFS securities between hierarchy levels during the three months ended July 31, 2015 and 2014. See note 6 for details of our AFS securities that were remeasured at fair value on a recurring basis during the three months ended July 31, 2015 and 2014 and the unrealized gains or losses on those remeasurements.
The following table presents the assets that were remeasured at fair value on a non-recurring basis during the three months ended July 31, 2015 and 2014 and the losses on those remeasurements:

(dollars in 000s)
	Total	Level 1	Level 2	Level 3	Losses
As of July 31, 2015:
Impaired mortgage loans held for investment	$57,951	$—	$—	$57,951	$(88)
As a percentage of total assets	1.6%	—%	—%	1.6%

As of July 31, 2014:
Impaired mortgage loans held for investment	$59,635	$—	$—	$59,635	$(842)
As a percentage of total assets	1.5%	—%	—%	1.5%

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

H&R Block, Inc. | Q1 FY2016 Form 10-Q	11

The following table presents the quantitative information about our Level 3 fair value measurements, which utilize significant unobservable internally-developed inputs:

(in 000s)
	Fair Value as of July 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired mortgage loans held for investment – non TDRs	$68,368	Collateral- based	Cost to list/sell Time to sell (months) Collateral depreciation Loss severity	0% – 171%(10%) 12 (12) (128%) – 100%(32%) 0% – 100%(61%)
Impaired mortgage loans held for investment – TDRs	$29,925	Discounted cash flow	Aged default performance Loss severity	23% – 36%(29%) 0% – 23%(7%)
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	July 31, 2015		July 31, 2014		April 30, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$1,299,382	$1,299,382	$1,429,489	$1,429,489	$2,007,190	$2,007,190
Cash and cash equivalents - restricted	61,040	61,040	71,917	71,917	91,972	91,972
Receivables, net - short-term	103,194	103,194	122,315	122,315	167,964	167,964
Mortgage loans held for investment, net	230,130	184,277	259,732	193,920	239,338	190,196
Investments in AFS securities	407,426	407,426	408,063	408,063	441,709	441,709
Receivables, net - long-term	72,427	72,427	101,146	101,146	80,867	80,867
Liabilities:
Customer banking deposits	477,145	473,720	483,477	480,729	744,699	737,261
Long-term debt	505,996	552,431	906,419	965,650	506,088	556,769
Contingent consideration payments	10,650	10,650	9,168	9,168	10,667	10,667

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

12	Q1 FY2016 Form 10-Q | H&R Block, Inc.

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
NOTE 9: INCOME TAXES
We file a consolidated federal income tax return in the United States (U.S.) with the Internal Revenue Service (IRS) and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and settled upon completion of the examination, with tax controversies settled either at the exam level or through the appeals process. The Company currently does not have a U.S. federal return under examination; however, our calendar 2013 federal return and federal returns for all periods after this date remain open to examination. Additionally, the Company is either currently under examination or open to examination in all U.S. states that impose a corporate income tax.
We had gross unrecognized tax benefits of $76.5 million, $128.1 million and $86.3 million as of July 31, 2015 and 2014 and April 30, 2015, respectively. The gross unrecognized tax benefits decreased $9.8 million and increased $16.6 million during the three months ended July 31, 2015 and 2014, respectively. The decrease in unrecognized tax benefits during the three months ending July 31, 2015 is primarily related to a law change enacted in the state of Missouri which allowed the Company to release prior year income tax reserves. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $15 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under exam. The portion of unrecognized benefits expected to be cash settled within the next twelve months amounts to $8.7 million and is included in accrued income taxes on our consolidated balance sheet. The remaining liability for uncertain tax positions is classified as long-term and is included in deferred tax liabilities and reserves for uncertain tax positions on the consolidated balance sheet.
Consistent with prior years, our pretax loss for the three months ended July 31, 2015 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded reflects management's estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations. Certain discrete tax adjustments are also reflected in income tax expense for the periods presented.
A discrete income tax benefit of $20.6 million was recorded in the three months ended July 31, 2015, compared to a discrete tax benefit of less than $100 thousand in the same period of the prior year. The discrete tax benefit recorded in the current period resulted primarily from a law change enacted in the state of Missouri which provides us the ability to reduce tax expense related to income from our two prior fiscal years that will be included on timely filed state tax returns for calendar years 2014 and 2015.
Excluding discrete items, management's estimate of the annualized effective tax rate for the three months ended July 31, 2015 and 2014 was 37.4% and 38.1%, respectively. Our effective tax rate for continuing operations, including the effects of discrete income tax items was 48.4% and 38.1% for the three months ended July 31, 2015 and 2014, respectively. Due to the loss in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. The impact of the discrete tax items combined with the seasonal nature of our business can cause the effective tax rate through our first quarter to be significantly different than the rate for our full fiscal year.

H&R Block, Inc. | Q1 FY2016 Form 10-Q	13

NOTE 10: INTEREST INCOME AND INTEREST EXPENSE
The following table shows the components of interest income and expense:

(in 000s)
Three months ended July 31,	2015	2014
Interest income:
Mortgage loans, net	$2,812	$2,978
Loans to franchisees	1,654	2,071
AFS securities	2,058	2,270
Other	1,854	1,980
	$8,378	$9,299
Interest expense:
Borrowings	$8,575	$13,795
Deposits	136	145
	$8,711	$13,940

The presentation of interest expense from borrowings in the amount of $13.8 million for the three months ended July 31, 2014, has been restated to correct errors in presentation. We reclassified such interest expense from cost of revenues to a separate caption in the consolidated statements of operations and comprehensive loss.
NOTE 11: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our Peace of Mind® Extended Service Plan (POM), which is included in deferred revenue and other liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Three months ended July 31,	2015	2014
Balance, beginning of the period	$158,169	$145,237
Amounts deferred for new extended service plans issued	920	873
Revenue recognized on previous deferrals	(27,703)	(24,253)
Balance, end of the period	$131,386	$121,857

We accrued $7.6 million, $10.6 million and $8.4 million as of July 31, 2015 and 2014 and April 30, 2015, respectively, related to estimated losses under our standard guarantee, which is included with our standard in-office tax preparation services. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets. For POM in franchise offices, we deferred revenue of $0.1 million, and recognized revenue of $3.4 million during the three months ended July 31, 2015. At July 31, 2015, our deferred revenue related to POM in franchise offices totaled $28.3 million.
We have accrued estimated contingent consideration payments totaling $10.7 million, $9.2 million and $10.7 million as of July 31, 2015 and 2014 and April 30, 2015, respectively, related to acquisitions, with the short-term amount recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $77.4 million at July 31, 2015, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $38.8 million.
We maintain compensating balances with certain financial institutions that are creditors in our 2012 CLOC, which are not legally restricted as to withdrawal. We had compensating balances totaling $225.0 million as of July 31, 2015. These balances may fluctuate significantly over the course of any fiscal year.

14	Q1 FY2016 Form 10-Q | H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of July 31, 2015. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of July 31, 2015 and 2014 and April 30, 2015, we accrued liabilities of $9.3 million, $23.7 million and $8.9 million, respectively, for such litigation addressed in this note.
For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. This estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of July 31, 2015, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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

H&R Block, Inc. | Q1 FY2016 Form 10-Q	15

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
On October 15, 2010, the Federal Home Loan Bank of Chicago (FHLB-Chicago) filed a lawsuit in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al. against multiple defendants, including various SCC-related entities, H&R Block, Inc. and other entities, arising out of FHLB-Chicago's purchase of residential mortgage-backed securities (RMBSs). The plaintiff seeks rescission and damages under state securities law and for common law negligent misrepresentation in connection with its purchase of two securities collateralized by loans originated and securitized by SCC. These two securities had a total initial principal amount of approximately $50 million, of which approximately $32 million remains outstanding. The plaintiff agreed to voluntarily dismiss H&R Block, Inc. from the suit. The remaining defendants, including SCC, filed motions to dismiss, which the court denied. The defendants moved for leave to appeal and the circuit court denied the motion. On August 31, 2015, the parties reached an agreement to settle the claims for an amount fully covered by prior accruals.
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

16	Q1 FY2016 Form 10-Q | H&R Block, Inc.

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
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. Based on information currently available to SCC, it believes that the 20 lawsuits in which notice of a claim has been made involve 38 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $4 billion). Because SCC has not been a party to these lawsuits (with the exception of the Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation case discussed in this note) and has not had control of this litigation or any settlements thereof, SCC does not have precise information about the amount of damages or other remedies being asserted, the defenses to the claims in such lawsuits or the terms of any settlements of such lawsuits. SCC therefore cannot reasonably estimate the amount of potential losses or associated fees and expenses that may be incurred in connection with such lawsuits, which may be material. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the notices received included, and future notices may include, a reservation of rights, which are referred to as "reserved contribution rights," that encompasses a right of contribution which may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification claims or reserved contribution rights is probable, nor have we accrued a liability related to any of these claims or rights.
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

H&R Block, Inc. | Q1 FY2016 Form 10-Q	17

violation of various state consumer laws, money had and received, and unjust enrichment. In November 2013, the court compelled arbitration of the 2011 claims and stayed all proceedings with respect to those claims. In June 2014, the court denied class certification of the remaining 2012 claims. Plaintiff filed an appeal with the Eighth Circuit Court of Appeals, which was denied on June 18, 2015. The Eighth Circuit denied plaintiff's subsequent petition for rehearing on August 7, 2015. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
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
NOTE 13: LOSS CONTINGENCIES ARISING FROM REPRESENTATIONS AND WARRANTIES OF OUR DISCONTINUED MORTGAGE OPERATIONS
SCC ceased originating mortgage loans in December 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations.

18	Q1 FY2016 Form 10-Q | H&R Block, Inc.

Mortgage loans originated by SCC were sold either as whole loans to single third-party buyers, who generally securitized such loans, or in the form of RMBSs. In connection with the sale of loans and/or RMBSs, SCC made certain representations and warranties. Claims under these representations and warranties together with any settlement arrangements related to these losses are collectively referred to as "representation and warranty claims." These representations and warranties varied based on the nature of the transaction and the buyer's or insurer's requirements, but generally pertained to the ownership of the loan, the validity of the lien securing the loan, borrower fraud, the loan's compliance with the criteria for inclusion in the transaction, including compliance with SCC's underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Representations and warranties related to borrower fraud in whole loan sale transactions to institutional investors, which were generally securitized by such investors and represented approximately 68% of the disposal of loans originated in calendar years 2005, 2006 and 2007, included a "knowledge qualifier" limiting SCC's liability to those instances where SCC had knowledge of the fraud at the time the loans were sold. Representations and warranties made in other sale transactions effectively did not include a knowledge qualifier as to borrower fraud. SCC believes it would have an obligation to repurchase a loan only if it breached a representation and warranty and such breach materially and adversely affects the value of the mortgage loan or certificate holder's interest in the mortgage loan. SCC also would assert that it has no liability for the failure to repurchase any mortgage loan that has been liquidated prior to a repurchase demand, although there is conflicting case law on the liquidated loan defense issue as described below.
Representation and warranty claims received by SCC have primarily related to alleged breaches of representations and warranties related to a loan's compliance with the underwriting standards established by SCC at origination and borrower fraud for loans originated in calendar years 2006 and 2007. SCC has received claims representing an original principal amount of $2.6 billion since May 1, 2008, of which $1.9 billion were received prior to fiscal year 2013.
SETTLEMENT ACTIONS – SCC has entered into tolling agreements with counterparties that have made a significant portion of previously denied representation and warranty claims. These tolling agreements toll the running of any applicable statute of limitations related to potential lawsuits regarding representation and warranty claims and other claims against SCC.
Beginning in the fourth quarter of fiscal year 2013 and continuing through the first quarter of fiscal year 2016, SCC has been engaged in discussions with these counterparties regarding the bulk settlement of previously denied and potential future claims. Based on settlement discussions with these counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the representation and warranty and other claims that are the subject of these discussions. On December 5, 2014, SCC entered into a settlement agreement to resolve certain of these claims. The amount paid under the settlement agreement was fully covered by prior accruals. In the event that the ongoing efforts to settle are not successful, SCC believes claim volumes may increase or litigation may result.
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
LIABILITY FOR ESTIMATED CONTINGENT LOSSES – SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subject to a high degree of management judgment and estimates may vary significantly period to period. SCC's loss estimate as of July 31, 2015, is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of prior bulk settlements, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, bulk settlement methodologies used and publicly disclosed by other market participants, the potential pro-rata realization of the claims as compared to all claims and other relevant facts and circumstances when developing its estimate of probable loss. SCC believes that the most significant of these factors are the terms expected to result from ongoing bulk settlement discussions, which have been primarily influenced by the bulk settlement methodologies used and publicly disclosed by other market participants and the

H&R Block, Inc. | Q1 FY2016 Form 10-Q	19

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
The liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Three months ended July 31,	2015	2014
Balance, beginning of the period	$149,765	$183,765
Provisions	—	10,000
Payments	—	—
Balance, end of the period	$149,765	$193,765

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
As described more fully in note 12, losses may also be incurred with respect to various indemnification claims or reserved contribution rights by underwriters and depositors in securitization transactions in which SCC participated. Losses from these indemnification claims or reserved contribution rights are frequently not subject to a stated term or limit. We have not concluded that a loss related to any of these indemnification claims or reserved contribution rights is probable, have not accrued a liability for these claims or rights and are not able to estimate a reasonably possible loss or range of loss for these claims or rights. Accordingly, neither the accrued liability described above totaling $149.8 million, nor the estimated range of reasonably possible losses in excess of the amount accrued described above, includes any possible losses which may arise from these indemnification claims or reserved contribution rights. There can be no assurances as to the outcome or impact of these indemnification claims or reserved contribution rights. In the event of unfavorable outcomes on these claims or rights, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our business and our consolidated financial position, results of operations and cash flows.

20	Q1 FY2016 Form 10-Q | H&R Block, Inc.

If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of July 31, 2015, total approximately $480 million and consist primarily of an intercompany note receivable and a deferred tax asset. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
NOTE 14: SEGMENT INFORMATION
Results of our continuing operations by reportable segment are as follows:

(in 000s)
Three months ended July 31,	2015	2014
REVENUES :
Tax preparation fees:
U.S. assisted	$27,285	$25,489
International	35,718	41,456
U.S. digital	3,179	2,932
	66,182	69,877
Royalties	9,695	7,642
Revenues from Refund Transfers	3,415	3,419
Revenues from Emerald Card®	15,689	14,045
Revenues from Peace of Mind® Extended Service Plan	27,703	24,253
Interest and fee income on Emerald Advance	314	607
Other	9,576	9,237
Total Tax Services	132,574	129,080
Corporate and eliminations	5,144	4,506
	$137,718	$133,586
LOSS FROM CONTINUING OPERATIONS BEFORE TAXES :
Tax Services	$(169,438)	$(150,560)
Corporate and eliminations	(17,671)	(25,256)
	$(187,109)	$(175,816)

NOTE 15: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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
As discussed in note 10, the presentation of interest expense on borrowings for the three months ended July 31, 2014 has been restated to correct errors in presentation. We reclassified such interest expense from cost of revenues to a separate caption.

H&R Block, Inc. | Q1 FY2016 Form 10-Q	21

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended July 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$24,767	$113,044	$(93)	$137,718
Cost of revenues	—	11,755	201,846	(93)	213,508
Selling, general and administrative	—	4,376	93,816	—	98,192
Total operating expenses	—	16,131	295,662	(93)	311,700
Other income	909	495	554	(1,525)	433
Interest expense on external borrowings	—	(8,436)	(139)	—	(8,575)
Other expenses	(102,593)	(468)	(12,255)	110,331	(4,985)
Income (loss) from continuing operations before tax (benefit)	(101,684)	227	(194,458)	108,806	(187,109)
Income tax expense (benefit)	(2,025)	3,286	(91,865)	—	(90,604)
Net loss from continuing operations	(99,659)	(3,059)	(102,593)	108,806	(96,505)
Net loss from discontinued operations	—	(3,154)	—	—	(3,154)
Net loss	(99,659)	(6,213)	(102,593)	108,806	(99,659)
Other comprehensive loss	(9,974)	(1,187)	(9,974)	11,161	(9,974)
Comprehensive loss	$(109,633)	$(7,400)	$(112,567)	$119,967	$(109,633)

Three months ended July 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$23,860	$109,809	$(83)	$133,586
Cost of revenues	—	11,808	185,998	(80)	197,726
Selling, general and administrative	—	3,343	93,860	(3)	97,200
Total operating expenses	—	15,151	279,858	(83)	294,926
Other income	1,226	1,006	659	(2,368)	523
Interest expense on external borrowings (1)	—	(13,693)	(102)	—	(13,795)
Other expenses	(120,219)	(1,842)	(1,730)	122,587	(1,204)
Loss from continuing operations before tax benefit	(118,993)	(5,820)	(171,222)	120,219	(175,816)
Income tax benefit	(2,761)	(2,643)	(61,561)	—	(66,965)
Net loss from continuing operations	(116,232)	(3,177)	(109,661)	120,219	(108,851)
Net loss from discontinued operations	—	(7,209)	(172)	—	(7,381)
Net loss	(116,232)	(10,386)	(109,833)	120,219	(116,232)
Other comprehensive income (loss)	306	(121)	306	(185)	306
Comprehensive loss	$(115,926)	$(10,507)	$(109,527)	$120,034	$(115,926)

(1)	Amounts have been restated, including the presentation of interest expense on borrowings as discussed in note 10.

22	Q1 FY2016 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of July 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$286,165	$1,013,707	$(490)	$1,299,382
Cash & cash equivalents - restricted	—	11,806	49,234	—	61,040
Receivables, net	1	77,539	25,654	—	103,194
Deferred tax assets and income taxes receivable	—	78,184	82,206	—	160,390
Prepaid expenses and other current assets	—	6,817	74,176	—	80,993
Investments in AFS securities	—	404,221	2,139	—	406,360
Total current assets	1	864,732	1,247,116	(490)	2,111,359
Mortgage loans held for investment, net	—	230,130	—	—	230,130
Property and equipment, net	—	210	297,111	—	297,321
Intangible assets, net	—	—	417,009	—	417,009
Goodwill	—	—	454,394	—	454,394
Deferred tax assets and income taxes receivable	—	41,328	—	(29,951)	11,377
Investments in subsidiaries	1,259,110	—	108,582	(1,367,692)	—
Amounts due from affiliates	412,924	131,889	1,423	(546,236)	—
Other noncurrent assets	—	72,009	39,092	—	111,101
Total assets	$1,672,035	$1,340,298	$2,564,727	$(1,944,369)	$3,632,691

Customer banking deposits	$—	$477,222	$—	$(490)	$476,732
Accounts payable and accrued expenses	1,206	6,679	108,970	—	116,855
Accrued salaries, wages and payroll taxes	—	2,293	31,154	—	33,447
Accrued income taxes	—	49,240	196,301	—	245,541
Current portion of long-term debt	—	—	799	—	799
Deferred revenue and other current liabilities	—	169,900	146,980	—	316,880
Total current liabilities	1,206	705,334	484,204	(490)	1,190,254
Long-term debt	—	497,964	7,233	—	505,197
Deferred tax liabilities and reserves for uncertain tax positions	—	26,737	140,817	(29,951)	137,603
Deferred revenue and other noncurrent liabilities	—	1,660	128,550	—	130,210
Amounts due to affiliates	1,402	21	544,813	(546,236)	—
Total liabilities	2,608	1,231,716	1,305,617	(576,677)	1,963,264
Stockholders' equity	1,669,427	108,582	1,259,110	(1,367,692)	1,669,427
Total liabilities and stockholders' equity	$1,672,035	$1,340,298	$2,564,727	$(1,944,369)	$3,632,691

H&R Block, Inc. | Q1 FY2016 Form 10-Q	23

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of July 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$405,512	$1,024,407	$(430)	$1,429,489
Cash & cash equivalents - restricted	—	12,817	59,100	—	71,917
Receivables, net	15	86,968	35,332	—	122,315
Deferred tax assets and income taxes receivable	17	98,041	92,265	—	190,323
Prepaid expenses and other current assets	—	9,684	64,659	—	74,343
Investments in AFS securities	—	403,674	100	—	403,774
Total current assets	32	1,016,696	1,275,863	(430)	2,292,161
Mortgage loans held for investment, net	—	259,732	—	—	259,732
Property and equipment, net	—	209	314,322	—	314,531
Intangible assets, net	—	—	347,890	—	347,890
Goodwill	—	—	478,845	—	478,845
Deferred tax assets and income taxes receivable	3,395	46,752	(3,194)	—	46,953
Investments in subsidiaries	784,419	—	50,384	(834,803)	—
Amounts due from affiliates	616,578	322,339	983	(939,900)	—
Other noncurrent assets	—	103,178	47,529	—	150,707
Total assets	$1,404,424	$1,748,906	$2,512,622	$(1,775,133)	$3,890,819

Customer banking deposits	$—	$483,405	$—	$(430)	$482,975
Accounts payable and accrued expenses	846	4,639	122,427	—	127,912
Accrued salaries, wages and payroll taxes	—	2,129	28,867	—	30,996
Accrued income taxes	—	30,944	253,094	—	284,038
Current portion of long-term debt	—	399,941	764	—	400,705
Deferred revenue and other current liabilities	—	220,324	136,969	—	357,293
Total current liabilities	846	1,141,382	542,121	(430)	1,683,919
Long-term debt	—	497,682	8,032	—	505,714
Deferred tax liabilities and reserves for uncertain tax positions	5,395	57,242	105,277	—	167,914
Deferred revenue and other noncurrent liabilities	—	2,216	133,856	—	136,072
Amounts due to affiliates	983	—	938,917	(939,900)	—
Total liabilities	7,224	1,698,522	1,728,203	(940,330)	2,493,619
Stockholders' equity	1,397,200	50,384	784,419	(834,803)	1,397,200
Total liabilities and stockholders' equity	$1,404,424	$1,748,906	$2,512,622	$(1,775,133)	$3,890,819

24	Q1 FY2016 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$478,077	$1,529,553	$(440)	$2,007,190
Cash & cash equivalents - restricted	—	45,098	46,874	—	91,972
Receivables, net	—	80,332	87,632	—	167,964
Deferred tax assets and income taxes receivable	—	77,418	96,849	—	174,267
Prepaid expenses and other current assets	—	7,771	62,512	—	70,283
Investments in AFS securities	—	434,924	4,701	—	439,625
Total current assets	—	1,123,620	1,828,121	(440)	2,951,301
Mortgage loans held for investment, net	—	239,338	—	—	239,338
Property and equipment, net	—	218	311,169	—	311,387
Intangible assets, net	—	—	432,142	—	432,142
Goodwill	—	—	441,831	—	441,831
Deferred tax assets and income taxes receivable	—	44,788	—	(31,327)	13,461
Investments in subsidiaries	1,371,677	—	116,870	(1,488,547)	—
Amounts due from affiliates	463,434	134,094	1,058	(598,586)	—
Other noncurrent assets	—	81,075	44,885	—	125,960
Total assets	$1,835,111	$1,623,133	$3,176,076	$(2,118,900)	$4,515,420

Customer banking deposits	$—	$744,681	$—	$(440)	$744,241
Accounts payable and accrued expenses	1,104	7,672	222,546	—	231,322
Accrued salaries, wages and payroll taxes	—	1,946	142,798	—	144,744
Accrued income taxes	—	49,529	385,155	—	434,684
Current portion of long-term debt	—	—	790	—	790
Deferred revenue and other current liabilities	—	177,063	145,445	—	322,508
Total current liabilities	1,104	980,891	896,734	(440)	1,878,289
Long-term debt	—	497,893	7,405	—	505,298
Deferred tax liabilities and reserves for uncertain tax positions	—	25,696	148,217	(31,327)	142,586
Deferred revenue and other noncurrent liabilities	—	1,783	154,515	—	156,298
Amounts due to affiliates	1,058	—	597,528	(598,586)	—
Total liabilities	2,162	1,506,263	1,804,399	(630,353)	2,682,471
Stockholders' equity	1,832,949	116,870	1,371,677	(1,488,547)	1,832,949
Total liabilities and stockholders' equity	$1,835,111	$1,623,133	$3,176,076	$(2,118,900)	$4,515,420

H&R Block, Inc. | Q1 FY2016 Form 10-Q	25

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Three months ended July 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$—	$27,342	$(405,588)	$—	$(378,246)
Cash flows from investing:
Maturities of and payments received on AFS securities	—	28,339	3,764	—	32,103
Principal payments on mortgage loans held for investment, net	—	8,537	—	—	8,537
Capital expenditures	—	(19)	(8,670)	—	(8,689)
Payments made for business acquisitions, net of cash acquired	—	—	(12,271)	—	(12,271)
Loans made to franchisees	—	(2,582)	—	—	(2,582)
Repayments from franchisees	—	11,288	146	—	11,434
Intercompany payments/investments in subsidiaries	—	2,226	(59,804)	57,578	—
Other, net	—	1,439	2,123	—	3,562
Net cash provided by (used in) investing activities	—	49,228	(74,712)	57,578	32,094
Cash flows from financing:
Customer banking deposits, net	—	(268,482)	—	(50)	(268,532)
Dividends paid	(55,063)	—	—	—	(55,063)
Repurchase of common stock	(17,756)	—	—	—	(17,756)
Proceeds from exercise of stock options	13,015	—	—	—	13,015
Intercompany borrowings	59,804	—	(2,226)	(57,578)	—
Other, net	—	—	(22,413)	—	(22,413)
Net cash used in financing activities	—	(268,482)	(24,639)	(57,628)	(350,749)
Effects of exchange rates on cash	—	—	(10,907)	—	(10,907)
Net decrease in cash and cash equivalents	—	(191,912)	(515,846)	(50)	(707,808)
Cash and cash equivalents at beginning of the period	—	478,077	1,529,553	(440)	2,007,190
Cash and cash equivalents at end of the period	$—	$286,165	$1,013,707	$(490)	$1,299,382

26	Q1 FY2016 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Three months ended July 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$—	$(20,669)	$(360,916)	$—	$(381,585)
Cash flows from investing:
Maturities of and payments received on AFS securities	—	18,484	—	—	18,484
Principal payments on mortgage loans held for investment, net	—	6,250	—	—	6,250
Capital expenditures	—	(116)	(25,725)	—	(25,841)
Payments made for business acquisitions, net of cash acquired	—	—	(40,533)	—	(40,533)
Loans made to franchisees	—	(7,398)	—	—	(7,398)
Repayments from franchisees	—	18,674	—	—	18,674
Intercompany payments/investments in subsidiaries	—	64,322	(50,881)	(13,441)	—
Other, net	—	1,868	2,162	—	4,030
Net cash provided by (used in) investing activities	—	102,084	(114,977)	(13,441)	(26,334)
Cash flows from financing:
Customer banking deposits, net	—	(288,279)	—	670	(287,609)
Dividends paid	(54,852)	—	—	—	(54,852)
Repurchase of common stock	(9,397)	—	—	—	(9,397)
Proceeds from exercise of stock options	13,368	—	—	—	13,368
Intercompany borrowings	50,881	—	(64,322)	13,441	—
Other, net	—	—	(9,919)	—	(9,919)
Net cash used in financing activities	—	(288,279)	(74,241)	14,111	(348,409)
Effects of exchange rates on cash	—	—	510	—	510
Net decrease in cash and cash equivalents	—	(206,864)	(549,624)	670	(755,818)
Cash and cash equivalents at beginning of the period	—	612,376	1,574,031	(1,100)	2,185,307
Cash and cash equivalents at end of the period	$—	$405,512	$1,024,407	$(430)	$1,429,489

H&R Block, Inc. | Q1 FY2016 Form 10-Q	27

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide tax preparation and other services, and distribute the H&R Block-branded financial products and services of BofI. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or virtually via the internet) or prepared and filed by our clients through H&R Block tax software, either online or using our software or mobile applications.
RECENT DEVELOPMENTS
DIVESTITURE OF H&R BLOCK BANK – In April 2014, our subsidiaries, HRB Bank and Block Financial, the sole shareholder of HRB Bank, entered into a definitive Purchase and Assumption Agreement with BofI pursuant to which we agreed to sell certain assets and liabilities, including all of the deposit liabilities of HRB Bank, to BofI (referred to herein as the P&A Transaction). On August 4, 2015, HRB Bank, Block Financial and BofI received regulatory approvals for the P&A Transaction. On August 5, 2015, HRB Bank, Block Financial and BofI entered into an Amended and Restated Purchase and Assumption Agreement.
On August 31, 2015, we completed the P&A Transaction and made a one-time cash payment to BofI of approximately $419 million, which is approximately equal to the carrying value of the liabilities (including all deposit liabilities) assumed by BofI. In connection with the closing, we intend to liquidate the AFS securities previously held by HRB Bank, which totaled $404 million at July 31, 2015.
In connection with the closing of the P&A Transaction: (i) Emerald Financial Services, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (EFS), and BofI entered into the Program Management Agreement, dated August 31, 2015 (PMA); (ii) the Company, EFS, HRB Participant I, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, and BofI entered into the Emerald Receivables Participation Agreement, dated August 31, 2015 (RPA); and (iii) the Company and BofI entered into the Guaranty Agreement, dated August 31, 2015 (Guaranty Agreement).
The PMA, RPA and Guaranty Agreement set forth the terms under which BofI will offer H&R Block-branded financial products and services distributed by the Company to the Company's clients. Under these agreements, EFS will also provide certain marketing, servicing and operational support to BofI for such financial products and services, the performance of which is guaranteed by the Company. A more detailed description of the terms of the PMA, RPA and Guaranty Agreement is set forth under Item 1.01 of the Company's Current Report on Form 8-K filed with the SEC on April 10, 2014, as supplemented by the description of the revised terms of the PMA set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2015, each of which is incorporated herein by reference.
The foregoing description of the PMA, RPA and Guaranty Agreement (including the description incorporated herein by reference) does not purport to be complete and is subject to, and is qualified in its entirety by, reference to the PMA, RPA and Guaranty Agreement, as executed by the parties thereto, which were attached as Exhibits 10.1, 10.2 and 10.3, respectively, to Company's Current Report on Form 8-K filed with the SEC on September 1, 2015, each of which is incorporated herein by reference.
Upon closing of the P&A Transaction, HRB Bank merged with and into its parent company, Block Financial, surrendered its bank charter and ceased to exist as a bank. As a result, as of August 31, 2015, neither we nor any of our subsidiaries is subject to minimum regulatory capital requirements or to regulation by the OCC.
In addition, our Holding Companies were SLHCs because they controlled HRB Bank. As a result of the P&A Transaction and related actions, our Holding Companies have ceased to be SLHCs and have deregistered as SLHCs under Section 10(b) of the Home Owner's Loan Act. As of August 31, 2015, our Holding Companies are no longer subject to regulatory capital requirements applicable to SLHCs or to regulation by the Federal Reserve.
CAPITAL STRUCTURE – On September 1, 2015, we announced our intent to establish a new capital structure, which includes a new $3.5 billion share repurchase program approved by our Board of Directors, a new CLOC and incremental debt, as well as our intent to take near-term action on the planned capital structure changes, as discussed below.
Share Repurchase Program. Consistent with our long-standing philosophy on shareholder returns, we announced that our Board of Directors approved a new $3.5 billion share repurchase program, effective through June 2019. We

28	Q1 FY2016 Form 10-Q | H&R Block, Inc.

currently intend to repurchase shares of our common stock over time through a combination of the tender offer referred to below and open market purchases, and we may also repurchase shares through private transactions, exchange offers, additional tender offers or other means. We intend to fund this program through available cash, borrowings under the new CLOC and incremental debt as described below, and funds from ongoing business operations.
Our announcement of our new share repurchase program does not obligate us to repurchase any specific dollar amount or number of shares of common stock. We will determine when, if and how to proceed with any repurchase transactions under the program, as well as the amount of any such repurchase transactions, based upon, among other things, the results of the tender offer and our evaluation of our liquidity and capital needs (including for strategic and other opportunities), our business, results of operations, and financial position and prospects, our credit ratings, general financial, economic and market conditions, prevailing market prices for our shares of common stock, corporate, regulatory and legal requirements, and other conditions and factors deemed relevant by our management and Board of Directors from time to time. The share repurchase program may be suspended or discontinued at any time. There can be no assurance as to the actual volume of any share repurchases in any given period or over the term of the program or as to the manner or terms of any such repurchases. Our failure to maintain investment grade ratings metrics or obtain incremental debt financing as contemplated could adversely impact us and our ability to implement the share repurchase program as currently contemplated.
"Modified Dutch Auction" Tender Offer. On September 2, 2015, we commenced a "modified Dutch auction" tender offer to purchase up to $1.5 billion of our common stock, at a price per share of not less than $32.25 and not greater than $37.00. The tender offer is contingent upon, among other customary items, the successful closing of a new CLOC, as described below, and satisfaction of other customary conditions. Repurchases under the tender offer will be part of our new share repurchase program. As of August 31, 2015, we had approximately 276.4 million shares outstanding. We intend to fund the tender offer and related expenses with a combination of available cash, borrowings under the new CLOC and incremental debt as described below.
Information Regarding the Tender Offer. The information above relating to the tender offer is for informational purposes only and is not an offer to buy or the solicitation of an offer to sell any shares of our common stock. The solicitation and offer to buy our common stock is being made only pursuant to the Offer to Purchase, the Letter of Transmittal and the other offer materials that we have filed with the SEC and sent to our shareholders. Shareholders and investors are urged to read our Tender Offer Statement on Schedule TO, the Offer to Purchase, the related Letter of Transmittal and the other offer materials, as well as any amendments or supplements to the Schedule TO that we file with the SEC, because they contain important information, including various terms and conditions of the tender offer.
New Committed Line of Credit. We also announced that we intend to replace our 2012 CLOC with a new CLOC. The new CLOC facility amount and terms will be determined based on market conditions at the time of closing of the new CLOC. As described above, the tender offer is contingent upon, among other customary items, the successful closing of the new CLOC and as such, we intend to complete the new CLOC prior to the completion of the tender offer. It is also our intention to utilize the new CLOC to fund our future seasonal working capital needs rather than issuing commercial paper. Our ability to enter into the new CLOC is dependent on, among other things, market conditions and the agreement of the lenders, and our ability to borrow under any new CLOC is dependent on our performance and ability to satisfy the borrowing conditions thereunder.
Incremental Debt. We also announced that we intend to incur incremental debt through other debt issuances as part of the capital structure changes described above. The amount and composition of the incremental debt will be dependent on market conditions and capital allocation considerations at the time the debt is incurred. We intend to use the incremental debt to fund stock repurchases under our new share repurchase program, together with available cash, borrowings under the new CLOC and funds from ongoing business operations. Our ability to take on incremental debt is dependent on, among other things, market conditions, our performance, and satisfaction of other customary financing conditions.

H&R Block, Inc. | Q1 FY2016 Form 10-Q	29

RESULTS OF OPERATIONS
TAX SERVICES – This segment consists primarily of our assisted and DIY income tax preparation offerings - in-person, online, software and mobile applications - including tax operations primarily in the U.S. and its territories, Canada, and Australia. This segment also includes the distribution of H&R Block-branded financial products and services of BofI after closing of the P&A Transaction, which were previously offered through the activities of HRB Bank in support of our U.S. tax preparation business.
CORPORATE AND ELIMINATIONS – Corporate operating results include net interest income and gains or losses relating to mortgage loans held for investment and residual interests in securitizations, interest expense on borrowings, other corporate expenses, and eliminations of intercompany activities.

30	Q1 FY2016 Form 10-Q | H&R Block, Inc.

A summary of the financial results for our operations is as follows:

Consolidated – Financial Results					(in 000s)
Three months ended July 31,	2015			2014
	Tax Services	Corporate and Eliminations	Total	Tax Services	Corporate and Eliminations	Total
Tax preparation fees:
U.S. assisted	$27,285	$—	$27,285	$25,489	$—	$25,489
International	35,718	—	35,718	41,456	—	41,456
U.S. digital	3,179	—	3,179	2,932	—	2,932
	66,182	—	66,182	69,877	—	69,877
Royalties	9,695	—	9,695	7,642	—	7,642
Revenues from Refund Transfers	3,415		3,415	3,419	—	3,419
Revenues from Emerald Card®	15,689	—	15,689	14,045	—	14,045
Revenues from Peace of Mind® Extended Service Plan	27,703	—	27,703	24,253	—	24,253
Interest and fee income on Emerald Advance	314	—	314	607	—	607
Other	9,576	5,144	14,720	9,237	4,506	13,743
Total revenues	132,574	5,144	137,718	129,080	4,506	133,586

Compensation and benefits:
Field wages	45,938	—	45,938	45,997	—	45,997
Other wages	37,202	4,667	41,869	38,717	4,476	43,193
Benefits and other compensation	18,738	3,913	22,651	18,822	4,807	23,629
	101,878	8,580	110,458	103,536	9,283	112,819
Occupancy and equipment	89,379	420	89,799	83,098	11	83,109
Marketing and advertising	7,789	742	8,531	7,387	758	8,145
Depreciation and amortization	40,076	18	40,094	33,683	3	33,686
Bad debt	2,033	(28)	2,005	3,639	725	4,364
Supplies	2,389	10	2,399	3,057	16	3,073
Other	53,176	5,238	58,414	43,858	5,872	49,730
Total operating expenses	296,720	14,980	311,700	278,258	16,668	294,926
Other income	253	180	433	350	173	523
Interest expense on borrowings	(532)	(8,043)	(8,575)	(528)	(13,267)	(13,795)
Other expenses	(5,013)	28	(4,985)	(1,204)	—	(1,204)
Pretax loss	$(169,438)	$(17,671)	(187,109)	$(150,560)	$(25,256)	(175,816)
Income tax benefit			(90,604)			(66,965)
Net loss from continuing operations			(96,505)			(108,851)
Net loss from discontinued operations			(3,154)			(7,381)
Net loss			$(99,659)			$(116,232)

Basic and diluted loss per share:
Continuing operations			$(0.35)			$(0.40)
Discontinued operations			(0.01)			(0.02)
Consolidated			$(0.36)			$(0.42)

EBITDA from continuing operations (1)			$(138,304)			$(128,190)
EBITDA from continuing operations - adjusted (1)			(137,346)			(126,183)

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | Q1 FY2016 Form 10-Q	31

Three months ended July 31, 2015 compared to July 31, 2014
Tax Services – Revenues increased $3.5 million, or 2.7%, over the prior year, due primarily to higher revenues for our POM and royalties, partially offset by the negative impact of foreign currency rates.
Total operating expenses increased $18.5 million, or 6.6%, from the prior year. Occupancy costs increased $6.3 million, or 7.6%, and depreciation and amortization expense increased $6.4 million, due primarily to acquisitions of franchisee and competitor businesses and improvements to existing offices. Other expenses increased $9.3 million from the prior year, primarily due to higher consulting and processing fees.
Corporate and Eliminations – Interest expense on borrowings declined $5.2 million due to the repayment of our 5.125% Senior Notes.
See Item 1, note 9 for discussion of the impact of income taxes for the period.
DISCONTINUED OPERATIONS
Discontinued operations include our discontinued mortgage operations.
CONTINGENT LOSSES – SCC has accrued a liability as of July 31, 2015, for estimated contingent losses arising from representation and warranty claims of $149.8 million. See note 13 for changes in this accrual. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and other factors. Changes in any one of these factors could significantly impact the estimate.
Losses may also be incurred with respect to various indemnification claims by underwriters and depositors in securitization transactions in which SCC participated. SCC has not concluded that a loss is probable or reasonably estimable related to these indemnification claims, therefore there is no accrued liability for these contingent losses as of July 31, 2015.
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
Given the likely availability of a number of liquidity options discussed herein, as well as the liquidity options contemplated under our new capital structure discussed above under "Recent Developments – Capital Structure," we believe that, in the absence of any unexpected developments, our existing sources of capital as of July 31, 2015 are, and our expected sources of capital under our new capital structure will be, sufficient to meet our operating and financing needs.

32	Q1 FY2016 Form 10-Q | H&R Block, Inc.

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the three months ended July 31, 2015 and 2014. See Item 1 for the complete statements of cash flows for these periods.

	(in 000s)
Three months ended July 31,	2015	2014
Net cash provided by (used in):
Operating activities	$(378,246)	$(381,585)
Investing activities	32,094	(26,334)
Financing activities	(350,749)	(348,409)
Effects of exchange rates on cash	(10,907)	510
Net change in cash and cash equivalents	$(707,808)	$(755,818)

Operating Activities. Cash used in operations was essentially flat compared to the prior year.
Investing Activities. Cash provided by investing activities totaled $32.1 million for the three months ended July 31, 2015 compared to a use of $26.3 million in the prior year period. This change resulted from a decrease of $28.3 million in payments for business acquisitions, a decline of $17.2 million in capital expenditures and an increase in cash received on AFS securities of $13.6 million.
Financing Activities. Cash used in financing activities totaled $350.7 million for the three months ended July 31, 2015 compared to $348.4 million in the prior year period. The impacts of changes in deposit balances were offset by shares of stock surrendered and changes in book overdrafts.
CASH REQUIREMENTS –
Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $55.1 million and $54.9 million for the three months ended July 31, 2015 and 2014, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
We have not completed any open-market repurchases of outstanding shares of our common stock since fiscal year 2013 primarily due to the regulatory limitations that were applicable to us while we were registered as a SLHC. As discussed above under "Recent Developments - Capital Structure," on September 1, 2015, we announced that our Board of Directors approved a new $3.5 billion share repurchase program, effective through June 2019, and on September 2, 2015, we commenced a "modified Dutch auction" tender offer to purchase up to $1.5 billion of our common stock under this program, at a price per share of not less than $32.25 and not greater than $37.00. As discussed above, there can be no assurance as to the actual volume of any share repurchases in any given period or over the term of the program or as to the manner or terms of any such repurchases.
Divestiture of HRB Bank. As discussed above under "Recent Developments – Divestiture of H&R Block Bank," at the time of the closing of the P&A Transaction, we made a one-time cash payment to BofI of approximately $419 million, which is approximately equal to the carrying value of the liabilities (including all deposit liabilities) assumed by BofI. In connection with the closing, we intend to liquidate the AFS securities previously held by HRB Bank, which totaled $404 million at July 31, 2015.
See additional discussion in Item 1, note 2 to the consolidated financial statements, and below under "Regulatory Environment."
Capital Investment. Our business is not capital intensive. Capital expenditures totaled $8.7 million and $25.8 million for the three months ended July 31, 2015 and 2014, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. We also made payments to acquire franchisee and competitor businesses totaling $12.3 million and $40.5 million for the three months ended July 31, 2015 and 2014, respectively.

H&R Block, Inc. | Q1 FY2016 Form 10-Q	33

FINANCING RESOURCES – Our 2012 CLOC has capacity up to $1.5 billion, and is scheduled to expire in August 2017. As discussed above under "Recent Developments – Capital Structure," we intend to enter into a new CLOC and incur additional incremental debt. As discussed above, our ability to enter into a new CLOC and make borrowings thereunder and incur additional incremental debt is dependent on number of conditions, including market conditions, as well as our performance.
Our 5.125% Senior Notes with a principal amount of $400 million matured in October 2014 and, utilizing available cash on hand, we repaid them according to their terms.
The following table provides ratings for debt issued by Block Financial as of July 31, 2015 and April 30, 2015:

	Short-term	Long-term	Outlook
Moody's (1)	P-2	Baa2	Stable
S&P (2)	A-2	BBB	Negative
(1)    Short-term rating of P-3, long-term rating of Baa3 and outlook of stable effective September 2, 2015.
(2)    Short-term rating of A-2, long-term rating of BBB and outlook of stable effective September 2, 2015.
There have been no other material changes in our borrowings from those reported as of April 30, 2015 in our Annual Report on Form 10-K.
CASH AND INVESTMENT SECURITIES – As of July 31, 2015, we held cash and cash equivalents of $1.3 billion, including $283.2 million held by HRB Bank and $154.2 million held by our foreign subsidiaries.
As of July 31, 2015, we also held investments, primarily mortgage backed securities, with a carrying value of $407.4 million which we classified as available for sale. As discussed above, we intend to liquidate the majority of these securities in connection with a closing of the P&A Transaction on August 31, 2015.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of July 31, 2015.
As of July 31, 2015, our Canadian operations had approximately $52 million of U.S. dollar denominated borrowings owed to various U.S. subsidiaries. These borrowings may be repaid in full or in part at any time. Non-borrowed funds would have to be repatriated to be available to fund domestic operations, and in certain circumstances this would trigger additional income taxes on those amounts. We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $10.9 million during the three months ended July 31, 2015 compared to $0.5 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – There have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2015 in our Annual Report on Form 10-K.

34	Q1 FY2016 Form 10-Q | H&R Block, Inc.

REGULATORY ENVIRONMENT
Divestiture of HRB Bank. As discussed above under "Recent Developments - Divestiture of H&R Bank," on August 31, 2015, we completed the P&A Transaction and related actions, pursuant to which we divested HRB Bank. On the closing date of the P&A Transaction, HRB Bank converted from a federal savings bank to a national banking association. At closing, HRB Bank sold certain assets and liabilities, including all of the deposit liabilities of HRB Bank, to BofI. On the same date, HRB Bank merged with and into its parent company (Block Financial), surrendered its charter and ceased to exist as a bank. As a result of the P&A Transaction and related actions, neither we nor any of our subsidiaries is subject to minimum regulatory capital requirements or to regulation by the OCC.
Deregistration as SLHCs. As discussed above under "Recent Developments - Divestiture of H&R Bank," as a result of the P&A Transaction and related actions on August 31, 2015, our Holding Companies have ceased to be SLHCs and have deregistered as SLHCs under Section 10(b) of the Home Owners Loan Act. As of August 31, 2015, our Holding Companies are not subject to minimum regulatory capital requirements or to regulation by the Federal Reserve.
Additional information about the closing of the P&A Transaction and related actions and the end to regulation of the Company by the OCC and Federal Reserve is set forth above under "Recent Developments - Divestiture of H&R Bank." Except as set forth above, there have been no other material changes in our regulatory environment from those reported at April 30, 2015 in our Annual Report on Form 10-K, as supplemented by our other periodic filings.
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

H&R Block, Inc. | Q1 FY2016 Form 10-Q	35

The following is a reconciliation of our reported results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

		(in 000s)
Three months ended July 31,	2015		2014
	EBITDA	Loss	EBITDA	Loss

As reported - from continuing operations	$(138,304)	$(96,505)	$(128,190)	$(108,851)

Adjustments (pretax):
Loss contingencies - litigation	618	618	228	228
Severance	—	—	813	813
Professional fees related to HRB Bank transaction	52	52	25	25
Impairment of AFS securities	288	288	941	941
Tax effect of adjustments	—	(358)	—	(764)
	958	600	2,007	1,243

As adjusted - from continuing operations	$(137,346)	$(95,905)	$(126,183)	$(107,608)

		$(0.35)		$(0.40)

The following is a reconciliation of EBITDA:

		(in 000s)
Three months ended July 31,	2015	2014
Net loss - as reported	$(99,659)	$(116,232)
Add back:
Discontinued operations	3,154	7,381
Income taxes of continuing operations	(90,604)	(66,965)
Interest expense of continuing operations	8,711	13,940
Depreciation and amortization of continuing operations	40,094	33,686
	(38,645)	(11,958)
EBITDA from continuing operations	$(138,304)	$(128,190)

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

36	Q1 FY2016 Form 10-Q | H&R Block, Inc.

are beyond the Company's control. Investors should understand that it is not possible to predict or identify all such factors and, consequently, should not consider any such list to be a complete set of all potential risks or uncertainties. There can be no assurances regarding when or if the contemplated transactions described in this report will occur, or the final terms and conditions of the various agreements involved with such transactions.
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended April 30, 2015 and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2015 in our Annual Report on Form 10-K.
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
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported at April 30, 2015 in our Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2016 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 – May 31	4	$31.55	—	$857,504
June 1 – June 30	591	$29.67	—	$857,504
July 1 – July 31	3	$29.78	—	$—
	598	$29.68

(1)
We purchased approximately 598 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units. There were no open-market repurchases.

(2)
In June 2008, our Board of Directors approved an authorization to purchase up to $2.0 billion of our common stock through June 2012. In June 2012, our Board of Directors extended this authorization through June 2015 at which time it expired. As discussed in Part 1, Item 2 under "Recent Developments – Capital Structure," on September 1, 2015, we announced that our Board of Directors approved a new $3.5 billion share repurchase program, effective through June 2019, and on September 2, 2015, we commenced a "modified Dutch auction" tender offer to purchase up to $1.5 billion of our common stock under this program, at a price per share of not less than $32.25 and not greater than $37.00.

H&R Block, Inc. | Q1 FY2016 Form 10-Q	37

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

3.1
Amended and Restated Bylaws of H&R Block, Inc., as amended through July 14, 2015, filed as Exhibit 3.1 to the Company's current report on Form 8-K filed July 16, 2015, file number 1-06089, is incorporated herein by reference.

10.1
Letter Agreement, dated as of June 18, 2015, by and among the Company, H&R Block Management, LLC, and William C. Cobb, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed June 19, 2015, file number 1-06089, is incorporated herein by reference.

10.2
Form of 2013 Long Term Incentive Plan Award Agreement for Market Stock Units, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed June 19, 2015, file number 1-06089, is incorporated herein by reference.

10.3
Form of 2013 Long Term Incentive Plan Award Agreement for Performance Share Units, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed June 19, 2015, file number 1-06089, is incorporated herein by reference.

10.4
Alternate Form of 2013 Long Term Incentive Plan Award Agreement for Market Stock Units, filed as Exhibit 10.4 to the Company's current report on Form 8-K filed June 19, 2015, file number 1-06089, is incorporated herein by reference.

10.5
Alternate Form of 2013 Long Term Incentive Plan Award Agreement for Performance Share Units, filed as Exhibit 10.5 to the Company's current report on Form 8-K filed June 19, 2015, file number 1-06089, is incorporated herein by reference.

10.6
Amended and Restated Purchase and Assumption Agreement, dated August 5, 2015, by and among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed August 5, 2015, file number 1-06089, is incorporated herein by reference.

10.7
Program Management Agreement, dated August 31, 2015, by and between Emerald Financial Services, LLC and BofI Federal Bank, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

10.8
Emerald Advance Receivables Participation Agreement, dated as of August 31, 2015, by and among Emerald Financial Services, LLC, BofI Federal Bank, HRB Participant I, LLC and H&R Block, Inc., filed as Exhibit 10.2 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

10.9
Guaranty Agreement, dated as of August 31, 2015, by and between H&R Block, Inc. and BofI Federal Bank, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges for H&R Block, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges for Block Financial LLC.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

H&R Block, Inc. | Q1 FY2016 Form 10-Q	38

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

H&R Block, Inc. | Q1 FY2016 Form 10-Q	39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
September 4, 2015

/s/ Gregory J. Macfarlane
Gregory J. Macfarlane
Chief Financial Officer
September 4, 2015

/s/ Jeffrey T. Brown
Jeffrey T. Brown
Chief Accounting and Risk Officer
September 4, 2015

40	Q1 FY2016 Form 10-Q | H&R Block, Inc.