Form 10-Q
period 2015-10-31
H&R BLOCK INC
filed 2015-12-09
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on November 30, 2015: 235,949,974 shares.

Form 10-Q for the Period Ended October 31, 2015

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS			(unaudited, in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2015	2014	2015	2014

REVENUES:
Service revenues	$113,420	$115,442	$231,854	$230,915
Royalty, product and other revenues	14,995	19,186	34,279	37,299
	128,415	134,628	266,133	268,214
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	62,694	69,381	118,483	121,236
Occupancy and equipment	95,051	87,626	184,906	170,932
Provision for bad debt and loan losses	1,182	385	3,187	4,749
Depreciation and amortization	28,358	28,429	55,442	53,514
Other	39,116	35,876	77,891	68,992
	226,401	221,697	439,909	419,423
Selling, general and administrative:
Marketing and advertising	12,965	12,513	21,496	20,658
Compensation and benefits	61,593	54,353	116,262	115,317
Depreciation and amortization	13,991	10,500	27,001	19,101
Other selling, general and administrative	47,298	20,013	69,280	39,503
	135,847	97,379	234,039	194,579
Total operating expenses	362,248	319,076	673,948	614,002

Other income, net	10,505	—	10,938	523
Interest expense on borrowings	(14,181)	(13,843)	(22,756)	(27,638)
Other expenses, net	(210)	(2,282)	(5,195)	(3,486)
Loss from continuing operations before income tax benefit	(237,719)	(200,573)	(424,828)	(376,389)
Income tax benefit	(95,201)	(87,346)	(185,805)	(154,311)
Net loss from continuing operations	(142,518)	(113,227)	(239,023)	(222,078)
Net income (loss) from discontinued operations, net of tax (benefits) of ($1,420), $766, ($3,309) and ($3,798)	(2,489)	1,229	(5,643)	(6,152)
NET LOSS	$(145,007)	$(111,998)	$(244,666)	$(228,230)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.54)	$(0.41)	$(0.88)	$(0.81)
Discontinued operations	(0.01)	—	(0.02)	(0.02)
Consolidated	$(0.55)	$(0.41)	$(0.90)	$(0.83)

DIVIDENDS DECLARED PER SHARE	$0.20	$0.20	$0.40	$0.40

COMPREHENSIVE LOSS:
Net loss	$(145,007)	$(111,998)	$(244,666)	$(228,230)
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) arising during the period	(2,150)	5,493	(3,510)	4,770
Reclassification adjustment for gains included in income	(5,124)	(589)	(4,983)	(15)
Change in foreign currency translation adjustments	(700)	(3,810)	(9,455)	(3,355)
Other comprehensive income (loss)	(7,974)	1,094	(17,948)	1,400
Comprehensive loss	$(152,981)	$(110,904)	$(262,614)	$(226,830)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2016 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	October 31, 2015	October 31, 2014	April 30, 2015

ASSETS
Cash and cash equivalents	$360,681	$627,490	$2,007,190
Cash and cash equivalents - restricted	42,781	55,543	91,972
Receivables, less allowance for doubtful accounts of $53,340, $51,746 and $54,527	94,760	107,705	167,964
Deferred tax assets and income taxes receivable	145,912	197,193	174,267
Prepaid expenses and other current assets	80,458	88,270	70,283
Investments in available-for-sale securities	2,116	381,180	439,625
Total current assets	726,708	1,457,381	2,951,301
Mortgage loans held for investment, less allowance for loan losses of $7,412, $9,761 and $7,886	220,671	251,092	239,338
Property and equipment, at cost, less accumulated depreciation and amortization of $563,158, $491,153 and $518,797	298,602	318,225	311,387
Intangible assets, net	466,224	414,045	432,142
Goodwill	442,068	464,182	441,831
Deferred tax assets and income taxes receivable	11,264	37,937	13,461
Other noncurrent assets	124,360	148,428	125,960
Total assets	$2,289,897	$3,091,290	$4,515,420
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Customer banking deposits	$—	$454,860	$744,241
Accounts payable and accrued expenses	141,070	97,105	231,322
Accrued salaries, wages and payroll taxes	37,512	36,215	144,744
Accrued income taxes	67,732	147,000	434,684
Current portion of long-term debt	808	772	790
Deferred revenue and other current liabilities	319,426	339,725	322,508
Total current liabilities	566,548	1,075,677	1,878,289
Long-term debt	1,501,938	505,588	505,298
Deferred tax liabilities and reserves for uncertain tax positions	140,539	151,951	142,586
Deferred revenue and other noncurrent liabilities	108,115	119,398	156,298
Total liabilities	2,317,140	1,852,614	2,682,471
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 276,087,566, 316,628,110 and 316,628,110	2,761	3,166	3,166
Additional paid-in capital	757,816	772,662	783,793
Accumulated other comprehensive income (loss)	(16,208)	6,577	1,740
Retained earnings	3,573	1,250,465	1,836,442
Less treasury shares, at cost, of 40,138,877, 41,462,487 and 41,353,479	(775,185)	(794,194)	(792,192)
Total stockholders' equity (deficiency)	(27,243)	1,238,676	1,832,949
Total liabilities and stockholders' equity	$2,289,897	$3,091,290	$4,515,420

See accompanying notes to consolidated financial statements.

2	Q2 FY2016 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Six months ended October 31,	2015	2014

NET CASH USED IN OPERATING ACTIVITIES	$(602,713)	$(627,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities of and payments received on available-for-sale securities	434,261	49,013
Principal payments on mortgage loans held for investment, net	17,006	13,451
Capital expenditures	(38,779)	(70,927)
Payments made for business acquisitions, net of cash acquired	(61,846)	(94,230)
Franchise loans:
Loans funded	(10,281)	(18,251)
Payments received	17,473	29,637
Other, net	7,246	10,585
Net cash provided by (used in) investing activities	365,080	(80,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(400,000)
Proceeds from issuance of long-term debt	996,831	—
Customer banking deposits, net	(326,705)	(316,269)
Transfer of HRB Bank deposits	(419,028)	—
Dividends paid	(110,338)	(109,871)
Repurchase of common stock, including shares surrendered	(1,517,786)	(10,247)
Proceeds from exercise of stock options	16,875	14,477
Other, net	(37,820)	(23,392)
Net cash used in financing activities	(1,397,971)	(845,302)

Effects of exchange rate changes on cash	(10,905)	(4,216)

Net decrease in cash and cash equivalents	(1,646,509)	(1,557,817)
Cash and cash equivalents at beginning of the period	2,007,190	2,185,307
Cash and cash equivalents at end of the period	$360,681	$627,490

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$132,096	$157,680
Interest paid on borrowings	15,606	27,379
Transfers of foreclosed loans to other assets	1,450	3,155
Accrued additions to property and equipment	4,573	3,243
Conversion of investment in preferred stock to available-for-sale common stock	—	5,000

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2016 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of October 31, 2015 and 2014, the consolidated statements of operations and comprehensive loss for the three and six months ended October 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the six months ended October 31, 2015 and 2014 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2015 and 2014 and for all periods presented have been made.
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
In connection with the deregistration of H&R Block, Inc., H&R Block Group, Inc. and Block Financial, LLC as savings and loan holding companies (SLHCs), as discussed further in note 2, we no longer present interest income on mortgage loans held for investment and various other investments as revenues. Effective September 1, 2015, these amounts are prospectively reported in other income on the consolidated statements of operations and comprehensive income.
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
NOTE 2: DIVESTITURE OF H&R BLOCK BANK
On August 4, 2015, H&R Block Bank (HRB Bank) , Block Financial LLC, the sole shareholder of HRB Bank (Block Financial) and BofI Federal Bank, a federal savings bank (BofI) received regulatory approvals for a definitive Amended and Restated Purchase and Assumption Agreement pursuant to which we agreed to sell certain assets and liabilities, including all of the deposit liabilities of HRB Bank, to BofI (P&A Transaction).
On August 31, 2015, we completed the P&A Transaction and made a net cash payment to BofI of approximately $419 million, which was approximately equal to the carrying value of the liabilities (including all deposit liabilities) assumed by BofI. In connection with the closing, we liquidated the available-for-sale (AFS) securities previously held by HRB Bank. We received proceeds of $388.0 million and recognized gains of $8.4 million on these sales.
On the closing date of the P&A Transaction, HRB Bank converted from a federal savings bank to a national banking association, merged with and into its parent company, Block Financial, surrendered its bank charter and ceased to exist as a bank. As a result, effective August 31, 2015, neither we nor any of our subsidiaries is subject to minimum regulatory capital requirements or to regulation as a bank by the Office of the Comptroller of the Currency (OCC). In addition, H&R Block, Inc., H&R Block Group, Inc. and Block Financial (collectively, our Holding Companies) were SLHCs

4	Q2 FY2016 Form 10-Q | H&R Block, Inc.

because they controlled HRB Bank. As a result of the P&A Transaction and related actions, our Holding Companies have ceased to be SLHCs and have deregistered as SLHCs under Section 10(b) of the Home Owner's Loan Act. Effective August 31, 2015, our Holding Companies are no longer subject to regulatory capital requirements applicable to SLHCs or regulation by the Board of Governors of the Federal Reserve System (Federal Reserve).
NOTE 3: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 5.0 million shares for the three and six months ended October 31, 2015, and 5.4 million shares for the three and six months ended October 31, 2014, as the effect would be antidilutive due to the net loss from continuing operations during those periods.
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2015	2014	2015	2014

Net loss from continuing operations attributable to shareholders	$(142,518)	$(113,227)	$(239,023)	$(222,078)
Amounts allocated to participating securities	(102)	(97)	(204)	(186)
Net loss from continuing operations attributable to common shareholders	$(142,620)	$(113,324)	$(239,227)	$(222,264)

Basic weighted average common shares	266,267	275,106	271,016	274,841
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	266,267	275,106	271,016	274,841

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.54)	$(0.41)	$(0.88)	$(0.81)
Diluted	(0.54)	(0.41)	(0.88)	(0.81)

The weighted average shares outstanding for the three and six months ended October 31, 2015 decreased to 266.3 million and 271.0 million, respectively, from 275.1 million and 274.8 million for the three and six months ended October 31, 2014, respectively, primarily due to share repurchases completed in the current year. In September 2015, we announced that our Board of Directors approved a new $3.5 billion share repurchase program, effective through June 2019. During the six months ended October 31, 2015, we purchased and immediately retired 40.5 million shares of our common stock at a cost of $1.5 billion ($37.00 per share). The cost of shares retired during the current period was allocated to the components of stockholders’ equity as follows:

(in 000s)

Common stock	$405
Additional paid-in-capital	24,325
Retained earnings	1,475,270
Total	$1,500,000

STOCK-BASED COMPENSATION – In addition to the shares repurchased as discussed above, during the six months ended October 31, 2015, we acquired 0.6 million shares of our common stock at an aggregate cost of $17.8 million.

H&R Block, Inc. | Q2 FY2016 Form 10-Q	5

These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the six months ended October 31, 2014, we acquired 0.3 million shares at an aggregate cost of $10.2 million for similar purposes.
During the six months ended October 31, 2015 and 2014, we issued 1.8 million and 1.2 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the six months ended October 31, 2015, we granted equity awards equivalent to 1.0 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Nonvested units generally either vest over a three-year period with one-third vesting each year or cliff vest at the end of a three-year period. Stock-based compensation expense of our continuing operations totaled $7.9 million and $13.9 million for the three and six months ended October 31, 2015, respectively, and $7.1 million and $14.6 million for the three and six months ended October 31, 2014, respectively. As of October 31, 2015, unrecognized compensation cost for stock options totaled $0.5 million, and for nonvested shares and units totaled $43.7 million.
OTHER COMPREHENSIVE INCOME (LOSS) – Components of other comprehensive income (loss) include foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities, and are as follows:

(in 000s)
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on AFS Securities	Total
Balances as of May 1, 2015	$(6,789)	$8,529	$1,740
Other comprehensive income (loss) before reclassifications:
Gross losses arising during the period	(9,455)	(5,769)	(15,224)
Income taxes	—	(2,259)	(2,259)
	(9,455)	(3,510)	(12,965)
Amounts reclassified to net income:
Gross amount reclassified	—	(8,196)	(8,196)
Income taxes	—	(3,213)	(3,213)
	—	(4,983)	(4,983)
Net other comprehensive loss	(9,455)	(8,493)	(17,948)
Balances as of October 31, 2015	$(16,244)	$36	$(16,208)

Balances as of May 1, 2014	$3,334	$1,843	$5,177
Other comprehensive income (loss) before reclassifications:
Gross gains (losses) arising during the period	(3,355)	7,483	4,128
Income taxes	—	2,713	2,713
	(3,355)	4,770	1,415
Amounts reclassified to net income:
Gross amount reclassified	—	(24)	(24)
Income taxes	—	(9)	(9)
	—	(15)	(15)
Net other comprehensive income (loss)	(3,355)	4,755	1,400
Balances as of October 31, 2014	$(21)	$6,598	$6,577

Gross gains and losses reclassified out of accumulated other comprehensive income are included in other income and other expense, respectively, in the consolidated statements of operations and comprehensive loss.

6	Q2 FY2016 Form 10-Q | H&R Block, Inc.

NOTE 4: RECEIVABLES
Receivables consist of the following:

(in 000s)
As of	October 31, 2015		October 31, 2014		April 30, 2015
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$55,970	$61,428	$62,568	$84,462	$56,603	$64,472
Receivables for tax preparation and related fees	37,751	6,103	36,369	—	48,864	6,103
Cash Back® receivables	901	—	1,955	—	42,680	—
Emerald Advance lines of credit	19,373	246	20,073	2,778	21,908	1,913
Royalties from franchisees	9,851	—	10,060	—	8,206	—
Other	24,254	7,498	28,426	14,565	44,230	8,379
	148,100	75,275	159,451	101,805	222,491	80,867
Allowance for doubtful accounts	(53,340)	—	(51,746)	—	(54,527)	—
	$94,760	$75,275	$107,705	$101,805	$167,964	$80,867

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances as of October 31, 2015 and 2014 and April 30, 2015, consisted of $41.1 million, $46.4 million and $40.3 million, respectively, in revolving lines of credit primarily for the purpose of funding off-season working capital needs and $76.3 million, $100.6 million and $80.8 million, respectively, in term loans made primarily to finance the purchase of franchises.
As of October 31, 2015 and 2014 and April 30, 2015, loans with a principal balance of $1.6 million, $2.4 million and $0.1 million, respectively, were more than 30 days past due. We had no loans to franchisees on non-accrual status.
CANADIAN CASH BACK® PROGRAM – Refunds advanced under the Cash Back program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. Cash Back amounts are generally received within 60 days of filing the client's return. As of October 31, 2015 and 2014 and April 30, 2015, $36 thousand, $27 thousand and $1.3 million of Cash Back balances were more than 60 days old, respectively.
H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our H&R Block Emerald Advance® lines of credit (EA) receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of October 31, 2015, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2015	$6,143
2014 and prior	1,391
Revolving loans	12,085
$19,619

As of October 31, 2015 and 2014 and April 30, 2015, $18.2 million, $20.0 million and $18.7 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.

H&R Block, Inc. | Q2 FY2016 Form 10-Q	7

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our short-term receivables for the six months ended October 31, 2015 and 2014 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2015	$7,353	$47,174	$54,527
Provision	877	349	1,226
Charge-offs	—	(2,413)	(2,413)
Balances as of October 31, 2015	$8,230	$45,110	$53,340

Balances as of May 1, 2014	$7,530	$45,048	$52,578
Provision	380	2,344	2,724
Charge-offs	—	(3,556)	(3,556)
Balances as of October 31, 2014	$7,910	$43,836	$51,746

NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT
The composition of our mortgage loan portfolio is as follows:

(dollars in 000s)
As of	October 31, 2015		October 31, 2014		April 30, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$118,612	52%	$138,808	54%	$130,182	53%
Fixed-rate loans	107,612	48%	119,920	46%	115,034	47%
	226,224	100%	258,728	100%	245,216	100%
Unamortized deferred fees and costs	1,859		2,125		2,008
Less: Allowance for loan losses	(7,412)		(9,761)		(7,886)
	$220,671		$251,092		$239,338

Our loan loss allowance as a percent of mortgage loans was 3.3% as of October 31, 2015, compared to 3.8% as of October 31, 2014 and 3.2% as of April 30, 2015.
Activity in the allowance for loan losses for the six months ended October 31, 2015 and 2014 is as follows:

(in 000s)
Six months ended October 31,	2015	2014
Balance at beginning of the period	$7,886	$11,272
Provision	(28)	735
Recoveries	1,050	911
Charge-offs	(1,496)	(3,157)
Balance at end of the period	$7,412	$9,761

Detail of the aging of the mortgage loans in our portfolio as of October 31, 2015 is as follows:

(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$8,803	$1,082	$43,608	$53,493	$80,543	$134,036
All other	3,213	199	6,107	9,519	82,669	92,188
	$12,016	$1,281	$49,715	$63,012	$163,212	$226,224

(1)	We do not accrue interest on loans past due 90 days or more.

8	Q2 FY2016 Form 10-Q | H&R Block, Inc.

NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended October 31, 2015 and 2014 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2015	$474,128	$(32,297)	$441,831
Acquisitions	1,852	—	1,852
Disposals and foreign currency changes, net	(1,615)	—	(1,615)
Impairments	—	—	—
Balances as of October 31, 2015	$474,365	$(32,297)	$442,068

Balances as of April 30, 2014	$468,414	$(32,297)	$436,117
Acquisitions	28,378	—	28,378
Disposals and foreign currency changes, net	(313)	—	(313)
Impairments	—	—	—
Balances as of October 31, 2014	$496,479	$(32,297)	$464,182

The increase in goodwill during the period ended October 31, 2014, resulted from acquired franchisee and competitor businesses where the purchase price allocation had not been finalized. These allocations were finalized by the end of fiscal year 2015.
We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block, Inc. | Q2 FY2016 Form 10-Q	9

Components of the intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of October 31, 2015:
Reacquired franchise rights	$316,142	$(56,731)	$259,411
Customer relationships	182,137	(89,340)	92,797
Internally-developed software	123,263	(88,091)	35,172
Noncompete agreements	32,428	(24,632)	7,796
Franchise agreements	19,201	(8,854)	10,347
Purchased technology	54,700	(22,877)	31,823
Acquired assets pending final allocation (1)	28,878	—	28,878
	$756,749	$(290,525)	$466,224
As of October 31, 2014:
Reacquired franchise rights	$278,159	$(33,721)	$244,438
Customer relationships	148,407	(66,714)	81,693
Internally-developed software	110,140	(77,925)	32,215
Noncompete agreements	28,960	(22,774)	6,186
Franchise agreements	19,201	(7,574)	11,627
Purchased technology	54,700	(16,814)	37,886
	$639,567	$(225,522)	$414,045
As of April 30, 2015:
Reacquired franchise rights	$294,647	$(46,180)	$248,467
Customer relationships	170,851	(78,157)	92,694
Internally-developed software	118,865	(80,689)	38,176
Noncompete agreements	30,630	(23,666)	6,964
Franchise agreements	19,201	(8,214)	10,987
Purchased technology	54,700	(19,846)	34,854
	$688,894	$(256,752)	$432,142

(1)    Represents recent business acquisitions, for which final purchase price allocations have not yet been determined.
Amortization of intangible assets for the three and six months ended October 31, 2015 was $17.9 million and $34.5 million, respectively. Amortization of intangible assets for the three and six months ended October 31, 2014 was $13.2 million and $24.5 million, respectively. Estimated amortization of intangible assets for fiscal years 2016, 2017, 2018, 2019 and 2020 is $68.8 million, $61.9 million, $54.2 million, $42.2 million and $31.1 million, respectively.
NOTE 7: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	October 31, 2015	October 31, 2014	April 30, 2015
Senior Notes, 4.125%, due October 2020	$647,918	$—	$—
Senior Notes, 5.500%, due November 2022	498,034	497,753	497,894
Senior Notes, 5.250%, due October 2025	348,959	—	—
Capital lease obligation	7,835	8,607	8,194
	1,502,746	506,360	506,088
Less: Current portion	(808)	(772)	(790)
	$1,501,938	$505,588	$505,298

10	Q2 FY2016 Form 10-Q | H&R Block, Inc.

On September 25, 2015, we issued $650.0 million of 4.125% Senior Notes due October 1, 2020 (2020 Senior Notes), and $350.0 million of 5.250% Senior Notes due October 1, 2025 (2025 Senior Notes). The Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. Proceeds of the 2020 Senior Notes and 2025 Senior Notes, along with cash on hand, were used to repurchase shares, as discussed in note 3.
In September 2015, we terminated our previous committed line of credit agreement and entered into a new Credit and Guarantee Agreement (2015 CLOC). The 2015 CLOC provides for an unsecured senior revolving credit facility in the aggregate principal amount of $2.0 billion, which includes a $200.0 million sublimit for swingline loans and a $100.0 million sublimit for standby letters of credit. We may request increases in the aggregate principal amount of the revolving credit facility of up to $500.0 million, subject to obtaining commitments from lenders therefor and meeting certain other conditions. The 2015 CLOC will mature on September 21, 2020, unless extended pursuant to the terms of the 2015 CLOC, at which time all outstanding amounts thereunder will be due and payable. The 2015 CLOC includes an annual facility fee, which will vary depending our then current credit ratings.
The 2015 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage (EBITDA-to-interest expense) ratio calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2015 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2015 CLOC may be used for working capital needs or for other general corporate purposes. We had no outstanding balance under the 2015 CLOC as of October 31, 2015.
NOTE 8: FAIR VALUE
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	October 31, 2015		October 31, 2014		April 30, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$360,681	$360,681	$627,490	$627,490	$2,007,190	$2,007,190
Cash and cash equivalents - restricted	42,781	42,781	55,543	55,543	91,972	91,972
Receivables, net - short-term	94,760	94,760	107,705	107,705	167,964	167,964
Mortgage loans held for investment, net	220,671	180,437	251,092	192,411	239,338	190,196
Investments in AFS securities	3,173	3,173	390,954	390,954	441,709	441,709
Receivables, net - long-term	75,275	75,275	101,805	101,805	80,867	80,867
Liabilities:
Customer banking deposits	—	—	455,308	452,351	744,699	737,261
Long-term debt	1,502,746	1,553,633	506,360	550,332	506,088	556,769
Contingent consideration payments	11,932	11,932	10,555	10,555	10,667	10,667

H&R Block, Inc. | Q2 FY2016 Form 10-Q	11

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

▪
Investments in AFS securities - For mortgage-backed securities, we historically used a third-party pricing service to determine fair value. The service's pricing model was based on market data and utilizes available trade, bid and other market information for similar securities (Level 2). The fair value of our investment in common stock was determined based on quoted market prices (Level 1).

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

▪
Customer banking deposits - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, checking, money market and savings accounts, was equal to the amount payable on demand (Level 1). The fair value of IRAs and other time deposits was estimated by discounting the future cash flows using the rates currently offered by HRB Bank for products with similar remaining maturities (Level 3).

▪	Long-term debt - The fair value of our Senior Notes is based on quotes from multiple banks (Level 2).

▪	Contingent consideration payments - Fair value approximates the carrying amount (Level 3).
NOTE 9: INCOME TAXES
We file a consolidated federal income tax return in the United States (U.S.) with the Internal Revenue Service (IRS) and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and settled upon completion of the examination, with tax controversies settled either at the exam level or through the appeals process. The Company currently does not have a U.S. federal return under examination; however, our U.S. federal return for calendar 2013 and future returns for all subsequent periods are open to examination. Additionally, the Company is either currently under examination or open to examination in all U.S. states that impose a corporate income tax.
We had gross unrecognized tax benefits of $96.6 million, $112.9 million and $86.3 million as of October 31, 2015 and 2014 and April 30, 2015, respectively. The gross unrecognized tax benefits increased $10.3 million and $1.4 million during the six months ended October 31, 2015 and 2014, respectively. The increase in unrecognized tax benefits during the six months ending October 31, 2015 is related to various current year federal and state tax positions offset by a law change enacted in the state of Missouri which resulted in a clarification of certain prior year state income tax positions allowing a reduction in certain prior year state income tax reserves.
We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $14.5 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under exam. The portion of unrecognized benefits expected to be cash settled within the next twelve months amounts to $8.5 million and is included in accrued income taxes on our consolidated balance sheet. The remaining liability for uncertain tax positions is classified as long-term and is included in deferred tax liabilities and reserves for uncertain tax positions on the consolidated balance sheet.

12	Q2 FY2016 Form 10-Q | H&R Block, Inc.

Consistent with prior years, our pretax loss for the six months ended October 31, 2015 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded reflects management's estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations. Certain discrete tax adjustments are also reflected in income tax expense for the periods presented.
A discrete income tax benefit of $26.6 million was recorded in the six months ended October 31, 2015, compared to a discrete tax benefit of $12.1 million in the same period of the prior year. The discrete tax benefit recorded in the current fiscal year resulted primarily from a law change enacted in the state of Missouri which provides us the ability to reduce tax expense related to income from our two prior fiscal years that was included on timely filed state tax returns for calendar year 2014 and will be timely filed for the 2015 tax return. The prior fiscal year discrete tax benefit was due largely to tax reserves released resulting from the expiration of statutory limitation periods.
Excluding discrete items, management's estimate of the annualized effective tax rate for the six months ended October 31, 2015 and 2014 was 37.5% and 37.8%, respectively. Our effective tax rate for continuing operations, including the effects of discrete income tax items was 43.7% and 41.0% for the six months ended October 31, 2015 and 2014, respectively. Due to the loss in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate through our second quarter to be significantly different than the rate for our full fiscal year.
NOTE 10: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income and other expenses:

(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2015	2014	2015	2014
Other income, net:
Mortgage loans and real estate owned	$34	$—	$34	$—
Interest and gains on AFS securities	8,768	—	8,768	—
Other	1,703	—	2,136	523
	$10,505	$—	$10,938	$523
Other expenses, net:
Foreign currency losses	$(23)	$(1,807)	$(4,622)	$(1,807)
Other	(187)	(475)	(573)	(1,679)
	$(210)	$(2,282)	$(5,195)	$(3,486)

In connection with our deregistration as an SLHC, as discussed further in note 2, we no longer present interest income on mortgage loans held for investment and various other investments as revenues. Effective September 1, 2015, these amounts are prospectively reported in other income on the consolidated statements of operations and comprehensive loss.
NOTE 11: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our Peace of Mind® Extended Service Plan (POM), which is included in deferred revenue and other liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Six months ended October 31,	2015	2014
Balance, beginning of the period	$158,169	$145,237
Amounts deferred for new extended service plans issued	2,437	2,104
Revenue recognized on previous deferrals	(47,028)	(40,816)
Balance, end of the period	$113,578	$106,525

H&R Block, Inc. | Q2 FY2016 Form 10-Q	13

We accrued $6.8 million, $10.7 million and $8.4 million as of October 31, 2015 and 2014 and April 30, 2015, respectively, related to estimated losses under our standard guarantee, which is included with our standard in-office tax preparation services. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets. For POM in franchise offices, we deferred revenue of $0.2 million, and recognized revenue of $7.9 million during the six months ended October 31, 2015. At October 31, 2015, our deferred revenue related to POM in franchise offices totaled $23.9 million.
We have accrued estimated contingent consideration payments totaling $11.9 million, $10.6 million and $10.7 million as of October 31, 2015 and 2014 and April 30, 2015, respectively, related to acquisitions, with the short-term amount recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $74.0 million at October 31, 2015, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $32.9 million.
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of October 31, 2015. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of October 31, 2015 and 2014 and April 30, 2015, we accrued liabilities of $6.2 million, $10.3 million and $8.9 million, respectively, for matters addressed in this note.
For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. This estimated range of reasonably possible loss is based upon currently available information and is

14	Q2 FY2016 Form 10-Q | H&R Block, Inc.

subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of October 31, 2015, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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
LITIGATION, CLAIMS, INCLUDING INDEMNIFICATION CLAIMS, OR OTHER LOSS CONTINGENCIES PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC or the Company has been, remains, or may in the future be subject to litigation, claims, including indemnification and contribution claims, and other loss contingencies pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. These contingencies, claims and lawsuits include actions by regulators, third parties seeking indemnification, including depositors, underwriters and securitization trustees, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these contingencies, claims and lawsuits allege or may allege discriminatory or unfair and deceptive loan origination and servicing (including debt collection, foreclosure and eviction) practices, other common law torts, rights to indemnification and contribution, breach of contract, violations of securities laws and a variety of federal statutes, including the Truth in Lending Act (TILA), Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act (RESPA), Home Ownership & Equity Protection Act (HOEPA), as well as similar state statutes. Given the impact of the financial crisis on the non-prime mortgage environment, the aggregate volume of these matters is substantial although it is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters, including certain of the lawsuits and claims described below, it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters, some of which are beyond the Company's control, and the indeterminate damages sought in some of these matters.
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

H&R Block, Inc. | Q2 FY2016 Form 10-Q	15

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
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. Based on information currently available to SCC, it believes that the 21 lawsuits in which notice of a claim has been made involve 38 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $4 billion). Because SCC has not been a party to these lawsuits (with the exception of Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al., filed in the Circuit Court of Cook County, Illinois (Case No. 10CH45033)), and has not had control of this litigation or any settlements thereof, SCC does not have precise information about the amount of damages or other remedies being asserted, the defenses to the claims in such lawsuits or the terms of any settlements of such lawsuits. SCC therefore cannot reasonably estimate the amount of potential losses or associated fees and expenses that may be incurred in connection with such lawsuits, which may be material. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the notices received included, and future notices may include, a reservation of rights, which are referred to as "reserved contribution rights," that encompasses a right of contribution which may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification claims or reserved contribution rights is probable, nor have we accrued a liability related to any of these claims or rights.
Securitization trustees also are, or have been, involved in lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including claims that originators, depositors, and other parties breached their representations and warranties, and securitization trustees failed to properly protect the certificate holders’ interests in that regard. In connection with a lawsuit against a securitization trustee, SCC has received a notice of potential indemnification obligations for one securitization with alleged losses in the amount of approximately $91 million. SCC may receive additional notices for indemnification with respect to existing or new lawsuits or settlements of such lawsuits. We have not concluded that a loss related to any indemnification claims by securitization trustees is probable, nor have we accrued a liability for such claims.

16	Q2 FY2016 Form 10-Q | H&R Block, Inc.

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

H&R Block, Inc. | Q2 FY2016 Form 10-Q	17

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
Mortgage loans originated by SCC were sold either as whole loans to single third-party buyers, who generally securitized such loans, or in the form of residential mortgage-backed securities (RMBSs). In connection with the sale of loans and/or RMBSs, SCC made certain representations and warranties. Claims under these representations and warranties together with any settlement arrangements related to these losses are collectively referred to as "representation and warranty claims." These representations and warranties varied based on the nature of the transaction and the buyer's or insurer's requirements, but generally pertained to the ownership of the loan, the validity of the lien securing the loan, borrower fraud, the loan's compliance with the criteria for inclusion in the transaction, including compliance with SCC's underwriting standards or loan criteria established by the buyer, ability to deliver required documentation, and compliance with applicable laws. Representations and warranties related to borrower fraud in whole loan sale transactions to institutional investors, which were generally securitized by such investors and represented approximately 68% of the disposal of loans originated in calendar years 2005, 2006 and 2007, included a "knowledge qualifier" limiting SCC's liability to those instances where SCC had knowledge of the fraud at the time the loans were sold. Representations and warranties made in other sale transactions effectively did not include a knowledge qualifier as to borrower fraud. SCC believes it would have an obligation to repurchase a loan only if it breached a representation and warranty and such breach materially and adversely affects the value of the mortgage loan or certificate holder's interest in the mortgage loan.
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
SCC has engaged in discussions with these counterparties since fiscal year 2013 regarding the bulk settlement of previously denied and potential future claims. Based on settlement discussions with these counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the representation and warranty and other claims that are the subject of these discussions. On December 5, 2014, SCC entered into a settlement agreement to resolve certain of these claims. The amount paid under the settlement agreement was fully covered by prior accruals. In the event that the ongoing efforts to settle are not successful, SCC believes claim volumes may increase or litigation may result.
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

18	Q2 FY2016 Form 10-Q | H&R Block, Inc.

LIABILITY FOR ESTIMATED CONTINGENT LOSSES – SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subject to a high degree of management judgment and estimates may vary significantly period to period. SCC's loss estimate as of October 31, 2015, is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of prior bulk settlements, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, bulk settlement methodologies used and publicly disclosed by other market participants, the potential pro-rata realization of the claims as compared to all claims and other relevant facts and circumstances when developing its estimate of probable loss. SCC believes that the most significant of these factors are the terms expected to result from ongoing bulk settlement discussions, which have been primarily influenced by the bulk settlement methodologies used and publicly disclosed by other market participants and the anticipated pro-rata realization of the claims of particular counterparties as compared to the anticipated realization if all claims and litigation were resolved together with payment of SCC's related administration and legal expense. Changes in any one of the factors mentioned above could significantly impact the estimate.
The liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Six months ended October 31,	2015	2014
Balance, beginning of the period	$149,765	$183,765
Provisions	4,000	10,000
Payments	—	—
Balance, end of the period	$153,765	$193,765

On June 11, 2015, the New York Court of Appeals, New York's highest appellate court, upheld the New York intermediate appellate court in ACE Securities Corp. v. DB Structured Products, Inc., that the six-year statute of limitations under New York law starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. This decision applies to claims and lawsuits brought against SCC where New York law governs. New York law governs many, though not all, of the RMBS transactions into which SCC entered. However this decision would not affect representation and warranty claims and lawsuits SCC has received or may receive, for example, where the statute of limitations has been tolled by agreement or a suit was timely filed. It is possible that in response to the statute of limitations rulings in the ACE case and similar rulings in other state and federal courts, parties seeking to pursue representation and warranty claims or lawsuits with respect to trusts where the statute of limitations for representation and warranty claims against the originator has run, may seek to distinguish certain aspects of the ACE decision, pursue alternate legal theories of recovery or assert claims against other contractual parties such as securitization trustees. For example, a recent ruling by a New York intermediate appellate court allowed a counterparty to pursue litigation on additional loans in the same trust even though only some of the loans complied with the condition precedent of timely pre-suit notice and opportunity to cure or repurchase. The impact on SCC, if any, from alternative legal theories seeking to avoid or distinguish the ACE decision, or judicial limitations on the ACE decision, is unclear. SCC has not accrued liabilities for claims not subject to a tolling arrangement or not asserted prior to the expiration of the applicable statute of limitations.
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
As described more fully in note 12, losses may also be incurred with respect to various indemnification claims or reserved contribution rights by underwriters, depositors and securitization trustees in securitization transactions in which SCC participated. Losses from these indemnification claims or reserved contribution rights are frequently not

H&R Block, Inc. | Q2 FY2016 Form 10-Q	19

subject to a stated term or limit. We have not concluded that a loss related to any of these indemnification claims or reserved contribution rights is probable, have not accrued a liability for these claims or rights and are not able to estimate a reasonably possible loss or range of loss for these claims or rights. Accordingly, neither the accrued liability described above totaling $153.8 million, nor the estimated range of reasonably possible losses in excess of the amount accrued described above, includes any possible losses which may arise from these indemnification claims or reserved contribution rights. There can be no assurances as to the outcome or impact of these indemnification claims or reserved contribution rights. In the event of unfavorable outcomes on these claims or rights, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our business and our consolidated financial position, results of operations and cash flows.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of October 31, 2015, total approximately $479 million and consist primarily of an intercompany note receivable and a deferred tax asset. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
NOTE 14: SEGMENT INFORMATION
We operate as a single segment offering tax preparation and related services and products to clients in our offices or through H&R Block tax software, either online or using our desktop software or mobile applications. Revenues of our continuing operations are as follows:

(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2015	2014	2015	2014
REVENUES :
Tax preparation fees:
U.S. assisted	$36,403	$31,926	$63,688	$57,415
International	35,340	42,831	71,058	84,287
U.S. digital	3,469	2,892	6,648	5,824
	75,212	77,649	141,394	147,526
Royalties	9,163	8,582	18,858	16,224
Revenues from Refund Transfers	1,948	2,154	5,363	5,573
Revenues from Emerald Card®	9,808	11,524	25,497	25,569
Revenues from Peace of Mind® Extended Service Plan	19,325	16,563	47,028	40,816
Other	12,959	18,156	27,993	32,506
	$128,415	$134,628	$266,133	$268,214

NOTE 15: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Block Financial is a 100% owned subsidiary of the Company. Block Financial is the Issuer and the Company is the full and unconditional Guarantor of the Senior Notes, our 2015 CLOC and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders' equity and other intercompany balances and transactions.

20	Q2 FY2016 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended October 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$13,972	$114,471	$(28)	$128,415
Cost of revenues	—	9,810	216,618	(27)	226,401
Selling, general and administrative	3,415	13,374	119,059	(1)	135,847
Total operating expenses	3,415	23,184	335,677	(28)	362,248
Other income	821	11,040	902	(2,258)	10,505
Interest expense on external borrowings	—	(14,085)	(96)	—	(14,181)
Other expenses	(145,429)	(276)	(13,166)	158,661	(210)
Loss from continuing operations before tax benefit	(148,023)	(12,533)	(233,566)	156,403	(237,719)
Income tax benefit	(3,016)	(4,047)	(88,138)	—	(95,201)
Net loss from continuing operations	(145,007)	(8,486)	(145,428)	156,403	(142,518)
Net loss from discontinued operations	—	(2,489)	—	—	(2,489)
Net loss	(145,007)	(10,975)	(145,428)	156,403	(145,007)
Other comprehensive loss	(7,974)	(7,257)	(7,974)	15,231	(7,974)
Comprehensive loss	$(152,981)	$(18,232)	$(153,402)	$171,634	$(152,981)

Three months ended October 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$20,891	$113,747	$(10)	$134,628
Cost of revenues	—	10,851	210,854	(8)	221,697
Selling, general and administrative	—	5,854	91,527	(2)	97,379
Total operating expenses	—	16,705	302,381	(10)	319,076
Other income	1,167	2,666	(239)	(3,594)	—
Interest expense on external borrowings	—	(13,742)	(101)	—	(13,843)
Other expenses	(115,820)	(434)	(17,766)	131,738	(2,282)
Loss from continuing operations before tax benefit	(114,653)	(7,324)	(206,740)	128,144	(200,573)
Income tax benefit	(2,655)	(7,020)	(77,671)	—	(87,346)
Net loss from continuing operations	(111,998)	(304)	(129,069)	128,144	(113,227)
Net income (loss) from discontinued operations	—	(1,634)	2,863	—	1,229
Net loss	(111,998)	(1,938)	(126,206)	128,144	(111,998)
Other comprehensive income	1,094	4,382	1,094	(5,476)	1,094
Comprehensive income (loss)	$(110,904)	$2,444	$(125,112)	$122,668	$(110,904)

H&R Block, Inc. | Q2 FY2016 Form 10-Q	21

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Six months ended October 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$38,739	$227,515	$(121)	$266,133
Cost of revenues	—	21,565	418,464	(120)	439,909
Selling, general and administrative	3,415	17,750	212,875	(1)	234,039
Total operating expenses	3,415	39,315	631,339	(121)	673,948
Other income	1,730	11,535	1,456	(3,783)	10,938
Interest expense on external borrowings	—	(22,521)	(235)	—	(22,756)
Other expenses	(248,022)	(744)	(25,421)	268,992	(5,195)
Loss from continuing operations before tax benefit	(249,707)	(12,306)	(428,024)	265,209	(424,828)
Income tax benefit	(5,041)	(761)	(180,003)	—	(185,805)
Net loss from continuing operations	(244,666)	(11,545)	(248,021)	265,209	(239,023)
Net loss from discontinued operations	—	(5,643)	—	—	(5,643)
Net loss	(244,666)	(17,188)	(248,021)	265,209	(244,666)
Other comprehensive loss	(17,948)	(8,444)	(17,948)	26,392	(17,948)
Comprehensive loss	$(262,614)	$(25,632)	$(265,969)	$291,601	$(262,614)

Six months ended October 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$44,751	$223,556	$(93)	$268,214
Cost of revenues	—	22,658	396,853	(88)	419,423
Selling, general and administrative	—	9,197	185,387	(5)	194,579
Total operating expenses	—	31,855	582,240	(93)	614,002
Other income	2,393	3,672	420	(5,962)	523
Interest expense on external borrowings	—	(27,436)	(202)	—	(27,638)
Other expenses	(236,039)	(2,276)	(19,496)	254,325	(3,486)
Loss from continuing operations before tax benefit	(233,646)	(13,144)	(377,962)	248,363	(376,389)
Income tax benefit	(5,416)	(9,663)	(139,232)	—	(154,311)
Net loss from continuing operations	(228,230)	(3,481)	(238,730)	248,363	(222,078)
Net income (loss) from discontinued operations	—	(8,843)	2,691	—	(6,152)
Net loss	(228,230)	(12,324)	(236,039)	248,363	(228,230)
Other comprehensive income	1,400	4,261	1,400	(5,661)	1,400
Comprehensive loss	$(226,830)	$(8,063)	$(234,639)	$242,702	$(226,830)

22	Q2 FY2016 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of October 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$6,864	$353,817	$—	$360,681
Cash & cash equivalents - restricted	—	—	42,781	—	42,781
Receivables, net	187	74,835	19,738	—	94,760
Deferred tax assets and income taxes receivable	—	82,862	63,050	—	145,912
Prepaid expenses and other current assets	—	10,046	70,412	—	80,458
Investments in AFS securities	—	—	2,116	—	2,116
Total current assets	187	174,607	551,914	—	726,708
Mortgage loans held for investment, net	—	220,671	—	—	220,671
Property and equipment, net	—	186	298,416	—	298,602
Intangible assets, net	—	—	466,224	—	466,224
Goodwill	—	—	442,068	—	442,068
Deferred tax assets and income taxes receivable	—	41,328	—	(30,064)	11,264
Investments in subsidiaries	1,105,707	—	90,350	(1,196,057)	—
Amounts due from affiliates	—	1,334,559	1,128,832	(2,463,391)	—
Other noncurrent assets	—	88,460	35,900	—	124,360
Total assets	$1,105,894	$1,859,811	$3,013,704	$(3,689,512)	$2,289,897

Customer banking deposits	$—	$—	$—	$—	$—
Accounts payable and accrued expenses	4,305	12,048	124,717	—	141,070
Accrued salaries, wages and payroll taxes	—	1,657	35,855	—	37,512
Accrued income taxes	—	51,385	16,347	—	67,732
Current portion of long-term debt	—	—	808	—	808
Deferred revenue and other current liabilities	—	181,519	137,907	—	319,426
Total current liabilities	4,305	246,609	315,634	—	566,548
Long-term debt	—	1,494,911	7,027	—	1,501,938
Deferred tax liabilities and reserves for uncertain tax positions	—	26,737	143,866	(30,064)	140,539
Deferred revenue and other noncurrent liabilities	—	1,204	106,911	—	108,115
Amounts due to affiliates	1,128,832	—	1,334,559	(2,463,391)	—
Total liabilities	1,133,137	1,769,461	1,907,997	(2,493,455)	2,317,140
Stockholders' equity	(27,243)	90,350	1,105,707	(1,196,057)	(27,243)
Total liabilities and stockholders' equity	$1,105,894	$1,859,811	$3,013,704	$(3,689,512)	$2,289,897

H&R Block, Inc. | Q2 FY2016 Form 10-Q	23

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of October 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$432,224	$195,540	$(274)	$627,490
Cash & cash equivalents - restricted	—	5,431	50,112	—	55,543
Receivables, net	79	84,196	23,430	—	107,705
Deferred tax assets and income taxes receivable	—	101,811	95,382	—	197,193
Prepaid expenses and other current assets	—	11,760	76,510	—	88,270
Investments in AFS securities	—	381,080	100	—	381,180
Total current assets	79	1,016,502	441,074	(274)	1,457,381
Mortgage loans held for investment, net	—	251,092	—	—	251,092
Property and equipment, net	—	157	318,068	—	318,225
Intangible assets, net	—	—	414,045	—	414,045
Goodwill	—	—	464,182	—	464,182
Deferred tax assets and income taxes receivable	—	54,273	(16,336)	—	37,937
Investments in subsidiaries	675,218	—	53,769	(728,987)	—
Amounts due from affiliates	565,387	10	92,974	(658,371)	—
Other noncurrent assets	—	103,199	45,229	—	148,428
Total assets	$1,240,684	$1,425,233	$1,813,005	$(1,387,632)	$3,091,290

Customer banking deposits	$—	$455,134	$—	$(274)	$454,860
Accounts payable and accrued expenses	943	4,015	92,147	—	97,105
Accrued salaries, wages and payroll taxes	—	2,197	34,018	—	36,215
Accrued income taxes	—	47,732	99,268	—	147,000
Current portion of long-term debt	—	—	772	—	772
Deferred revenue and other current liabilities	—	225,247	114,478	—	339,725
Total current liabilities	943	734,325	340,683	(274)	1,075,677
Long-term debt	—	497,753	7,835	—	505,588
Deferred tax liabilities and reserves for uncertain tax positions	—	45,346	106,605	—	151,951
Deferred revenue and other noncurrent liabilities	—	2,131	117,267	—	119,398
Amounts due to affiliates	1,065	91,909	565,397	(658,371)	—
Total liabilities	2,008	1,371,464	1,137,787	(658,645)	1,852,614
Stockholders' equity	1,238,676	53,769	675,218	(728,987)	1,238,676
Total liabilities and stockholders' equity	$1,240,684	$1,425,233	$1,813,005	$(1,387,632)	$3,091,290

24	Q2 FY2016 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$478,077	$1,529,553	$(440)	$2,007,190
Cash & cash equivalents - restricted	—	45,098	46,874	—	91,972
Receivables, net	—	80,332	87,632	—	167,964
Deferred tax assets and income taxes receivable	—	77,418	96,849	—	174,267
Prepaid expenses and other current assets	—	7,771	62,512	—	70,283
Investments in AFS securities	—	434,924	4,701	—	439,625
Total current assets	—	1,123,620	1,828,121	(440)	2,951,301
Mortgage loans held for investment, net	—	239,338	—	—	239,338
Property and equipment, net	—	218	311,169	—	311,387
Intangible assets, net	—	—	432,142	—	432,142
Goodwill	—	—	441,831	—	441,831
Deferred tax assets and income taxes receivable	—	44,788	—	(31,327)	13,461
Investments in subsidiaries	1,371,677	—	116,870	(1,488,547)	—
Amounts due from affiliates	463,434	134,094	1,058	(598,586)	—
Other noncurrent assets	—	81,075	44,885	—	125,960
Total assets	$1,835,111	$1,623,133	$3,176,076	$(2,118,900)	$4,515,420

Customer banking deposits	$—	$744,681	$—	$(440)	$744,241
Accounts payable and accrued expenses	1,104	7,672	222,546	—	231,322
Accrued salaries, wages and payroll taxes	—	1,946	142,798	—	144,744
Accrued income taxes	—	49,529	385,155	—	434,684
Current portion of long-term debt	—	—	790	—	790
Deferred revenue and other current liabilities	—	177,063	145,445	—	322,508
Total current liabilities	1,104	980,891	896,734	(440)	1,878,289
Long-term debt	—	497,893	7,405	—	505,298
Deferred tax liabilities and reserves for uncertain tax positions	—	25,696	148,217	(31,327)	142,586
Deferred revenue and other noncurrent liabilities	—	1,783	154,515	—	156,298
Amounts due to affiliates	1,058	—	597,528	(598,586)	—
Total liabilities	2,162	1,506,263	1,804,399	(630,353)	2,682,471
Stockholders' equity	1,832,949	116,870	1,371,677	(1,488,547)	1,832,949
Total liabilities and stockholders' equity	$1,835,111	$1,623,133	$3,176,076	$(2,118,900)	$4,515,420

H&R Block, Inc. | Q2 FY2016 Form 10-Q	25

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Six months ended October 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$—	$36,078	$(638,791)	$—	$(602,713)
Cash flows from investing:
Sales, maturities of and payments received on AFS securities	—	430,460	3,801	—	434,261
Principal payments on mortgage loans held for investment, net	—	17,006	—	—	17,006
Capital expenditures	—	(20)	(38,759)	—	(38,779)
Payments made for business acquisitions, net of cash acquired	—	—	(61,846)	—	(61,846)
Loans made to franchisees	—	(10,206)	(75)	—	(10,281)
Repayments from franchisees	—	17,301	172	—	17,473
Intercompany payments/investments in subsidiaries	—	(1,200,465)	(1,611,564)	2,812,029	—
Other, net	—	4,854	2,392	—	7,246
Net cash provided by (used in) investing activities	—	(741,070)	(1,705,879)	2,812,029	365,080
Cash flows from financing:
Proceeds from long-term debt	—	996,831	—	—	996,831
Customer banking deposits, net	—	(327,145)	—	440	(326,705)
Transfer of HRB Bank deposits	—	(419,028)	—	—	(419,028)
Dividends paid	(110,338)	—	—	—	(110,338)
Repurchase of common stock, including shares surrendered	(1,517,786)	—	—	—	(1,517,786)
Proceeds from exercise of stock options	16,875	—	—	—	16,875
Intercompany borrowings	1,611,564	—	1,200,465	(2,812,029)	—
Other, net	(315)	(16,879)	(20,626)	—	(37,820)
Net cash provided by (used in) financing activities	—	233,779	1,179,839	(2,811,589)	(1,397,971)
Effects of exchange rates on cash	—	—	(10,905)	—	(10,905)
Net decrease in cash and cash equivalents	—	(471,213)	(1,175,736)	440	(1,646,509)
Cash and cash equivalents at beginning of the period	—	478,077	1,529,553	(440)	2,007,190
Cash and cash equivalents at end of the period	$—	$6,864	$353,817	$—	$360,681

26	Q2 FY2016 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Six months ended October 31, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$—	$55,612	$(683,189)	$—	$(627,577)
Cash flows from investing:
Sales, maturities of and payments received on AFS securities	—	49,013	—	—	49,013
Principal payments on mortgage loans held for investment, net	—	13,451	—	—	13,451
Capital expenditures	—	(119)	(70,808)	—	(70,927)
Payments made for business acquisitions, net of cash acquired	—	—	(94,230)	—	(94,230)
Loans made to franchisees	—	(18,180)	(71)	—	(18,251)
Repayments from franchisees	—	29,404	233	—	29,637
Intercompany payments/investments in subsidiaries	—	400,000	(109,031)	(290,969)	—
Other, net	—	4,372	6,213	—	10,585
Net cash provided by (used in) investing activities	—	477,941	(267,694)	(290,969)	(80,722)
Cash flows from financing:
Repayments of long-term debt	—	(400,000)	—	—	(400,000)
Customer banking deposits, net	—	(317,095)	—	826	(316,269)
Dividends paid	(109,871)	—	—	—	(109,871)
Repurchase of common stock, including shares surrendered	(10,247)	—	—	—	(10,247)
Proceeds from exercise of stock options	14,477	—	—	—	14,477
Intercompany borrowings	105,641	3,390	(400,000)	290,969	—
Other, net	—	—	(23,392)	—	(23,392)
Net cash used in financing activities	—	(713,705)	(423,392)	291,795	(845,302)
Effects of exchange rates on cash	—	—	(4,216)	—	(4,216)
Net decrease in cash and cash equivalents	—	(180,152)	(1,378,491)	826	(1,557,817)
Cash and cash equivalents at beginning of the period	—	612,376	1,574,031	(1,100)	2,185,307
Cash and cash equivalents at end of the period	$—	$432,224	$195,540	$(274)	$627,490

H&R Block, Inc. | Q2 FY2016 Form 10-Q	27

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation services seamlessly in our offices or through our tax software.
RECENT DEVELOPMENTS
DIVESTITURE OF H&R BLOCK BANK – In April 2014, our subsidiaries, HRB Bank and Block Financial, the sole shareholder of HRB Bank, entered into a definitive Purchase and Assumption Agreement with BofI pursuant to which we agreed to sell certain assets and liabilities, including all of the deposit liabilities of HRB Bank, to BofI (referred to herein as the P&A Transaction). On August 4, 2015, HRB Bank, Block Financial and BofI received regulatory approvals for the P&A Transaction. On August 5, 2015, HRB Bank, Block Financial and BofI entered into an Amended and Restated Purchase and Assumption Agreement. On August 31, 2015, we completed the P&A Transaction and made a net cash payment to BofI of approximately $419 million, which was approximately equal to the carrying value of the liabilities (including all deposit liabilities) assumed by BofI. In connection with the closing, we liquidated the AFS securities previously held by HRB Bank.
In connection with the closing of the P&A Transaction we and certain of our affiliated entities entered into the Program Management Agreement, dated August 31, 2015 (PMA), the Emerald Receivables Participation Agreement, dated August 31, 2015 (RPA), and the Guaranty Agreement, dated August 31, 2015 (Guaranty Agreement). The PMA, RPA and Guaranty Agreement set forth the terms under which BofI offers H&R Block-branded financial products and services that we distribute to our clients. Under these agreements, our affiliated entity also provides certain marketing, servicing and operational support to BofI for such financial products and services, the performance of which is guaranteed by the Company.
A more detailed description of the terms of the PMA, RPA and Guaranty Agreement is set forth under Item 1.01 of the Company's Current Report on Form 8-K filed with the SEC on April 10, 2014 (as supplemented by the description of the revised terms of the PMA set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2015), and the foregoing descriptions of the PMA, RPA and Guaranty Agreement (including the description incorporated herein by reference) do not purport to be complete and are subject to, and qualified in their entirety by, reference to the PMA, RPA and Guaranty Agreement, which were attached as Exhibits 10.1, 10.2 and 10.3, respectively, to the Company's Current Report on Form 8-K filed with the SEC on September 1, 2015, each of which is incorporated herein by reference.
Upon closing of the P&A Transaction, HRB Bank merged with and into its parent company, Block Financial, surrendered its bank charter and ceased to exist as a bank. As a result, as of August 31, 2015, neither we nor any of our subsidiaries is subject to minimum regulatory capital requirements or to regulation as a bank by the OCC.
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
CAPITAL STRUCTURE – On September 1, 2015, we announced our intent to establish a new capital structure, which included a new $3.5 billion share repurchase program approved by our Board of Directors, a new committed line of credit, and incremental debt. In September and October, 2015, we (i) as a part of the announced share repurchase program, completed our “modified Dutch auction” tender offer and purchased $1.5 billion of our common stock at a price of $37.00 per share; (ii) terminated our previous committed line of credit agreement and entered into a new five-year, $2.0 billion Credit and Guarantee Agreement; and (iii) issued $650.0 million of 4.125% Senior Notes due October 1, 2020, and $350.0 million of 5.250% Senior Notes due October 1, 2025. As disclosed above, proceeds of the 2020 Senior Notes and the 2025 Senior Notes, and cash on hand, were used to repurchase shares, all as discussed below and note 3 and note 7 to the consolidated financial statements.

28	Q2 FY2016 Form 10-Q | H&R Block, Inc.

RESULTS OF OPERATIONS
A summary of the financial results for our operations is as follows:

Consolidated – Financial Results			(in 000s)
Three months ended October 31,	2015	2014	$ Change	% Change
Tax preparation fees:
U.S. assisted	$36,403	$31,926	$4,477	14.0%
International	35,340	42,831	(7,491)	(17.5)%
U.S. digital	3,469	2,892	577	20.0%
	75,212	77,649	(2,437)	(3.1)%
Royalties	9,163	8,582	581	6.8%
Revenues from Refund Transfers	1,948	2,154	(206)	(9.6)%
Revenues from Emerald Card®	9,808	11,524	(1,716)	(14.9)%
Revenues from Peace of Mind® Extended Service Plan	19,325	16,563	2,762	16.7%
Other	12,959	18,156	(5,197)	(28.6)%
Total revenues	128,415	134,628	(6,213)	(4.6)%

Compensation and benefits:
Field wages	53,525	56,904	(3,379)	(5.9)%
Other wages	46,127	42,368	3,759	8.9%
Benefits and other compensation	24,635	24,462	173	0.7%
	124,287	123,734	553	0.4%
Occupancy and equipment	94,997	84,267	10,730	12.7%
Marketing and advertising	12,965	12,513	452	3.6%
Depreciation and amortization	42,349	38,929	3,420	8.8%
Bad debt	1,182	385	797	207.0%
Supplies	4,728	7,528	(2,800)	(37.2)%
Other	81,740	51,720	30,020	58.0%
Total operating expenses	362,248	319,076	43,172	13.5%
Other income	10,505	—	10,505	**
Interest expense on borrowings	(14,181)	(13,843)	(338)	(2.4)%
Other expenses	(210)	(2,282)	2,072	90.8%
Pretax loss	(237,719)	(200,573)	(37,146)	(18.5)%
Income tax benefit	(95,201)	(87,346)	(7,855)	(9.0)%
Net loss from continuing operations	(142,518)	(113,227)	(29,291)	(25.9)%
Net loss from discontinued operations	(2,489)	1,229	(3,718)	**
Net loss	$(145,007)	$(111,998)	(33,009)	(29.5)%

Basic and diluted loss per share:
Continuing operations	$(0.54)	$(0.41)	$(0.13)	(31.7)%
Discontinued operations	(0.01)	—	(0.01)	**
Consolidated	$(0.55)	$(0.41)	$(0.14)	(34.1)%

EBITDA from continuing operations (1)	$(181,145)	$(147,661)	$(33,484)	(22.7)%
EBITDA from continuing operations - adjusted (1)	(168,760)	(149,154)	$(19,606)	(13.1)%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended October 31, 2015 compared to October 31, 2014
Revenues decreased $6.2 million, or 4.6%, over the prior year, due primarily to the negative impact of foreign currency exchange rates. Revenues in our international operations were essentially flat to slightly up in local currency dollars, but the decline in rates since the prior year resulted in lower U.S. dollar revenues.

H&R Block, Inc. | Q2 FY2016 Form 10-Q	29

Total operating expenses increased $43.2 million, or 13.5%, from the prior year. Occupancy costs increased $10.7 million, or 12.7%, and depreciation and amortization expense increased $3.4 million, or 8.8%, due primarily to acquisitions of franchisee and competitor businesses. Other expenses increased $30.0 million, or 58.0%, from the prior year, primarily due to higher professional fees related to the changes in our capital structure described above and in Item 1, note 3 and note 7 to the consolidated financial statements, and costs related to the divestiture of HRB Bank. We also incurred additional costs related to employee travel and meals, consulting expenses, and POM and related claims.
Other income increased $10.5 million primarily due to realized gains from the sale of AFS securities previously held by HRB Bank.
See Item 1, note 9 to the consolidated financial statements for discussion of the impact of income taxes for the period.

30	Q2 FY2016 Form 10-Q | H&R Block, Inc.

Consolidated – Financial Results			(in 000s)
Six months ended October 31,	2015	2014	$ Change	% Change
Tax preparation fees:
U.S. assisted	$63,688	$57,415	$6,273	10.9%
International	71,058	84,287	(13,229)	(15.7)%
U.S. digital	6,648	5,824	824	14.1%
	141,394	147,526	(6,132)	(4.2)%
Royalties	18,858	16,224	2,634	16.2%
Revenues from Refund Transfers	5,363	5,573	(210)	(3.8)%
Revenues from Emerald Card®	25,497	25,569	(72)	(0.3)%
Revenues from Peace of Mind® Extended Service Plan	47,028	40,816	6,212	15.2%
Other	27,993	32,506	(4,513)	(13.9)%
Total revenues	266,133	268,214	(2,081)	(0.8)%

Compensation and benefits:
Field wages	99,463	102,901	(3,438)	(3.3)%
Other wages	87,996	85,561	2,435	2.8%
Benefits and other compensation	47,286	48,091	(805)	(1.7)%
	234,745	236,553	(1,808)	(0.8)%
Occupancy and equipment	184,796	167,376	17,420	10.4%
Marketing and advertising	21,496	20,658	838	4.1%
Depreciation and amortization	82,443	72,615	9,828	13.5%
Bad debt	3,187	4,749	(1,562)	(32.9)%
Supplies	7,127	10,601	(3,474)	(32.8)%
Other	140,154	101,450	38,704	38.2%
Total operating expenses	673,948	614,002	59,946	9.8%
Other income	10,938	523	10,415	**
Interest expense on borrowings	(22,756)	(27,638)	4,882	17.7%
Other expenses	(5,195)	(3,486)	(1,709)	(49.0)%
Pretax loss	(424,828)	(376,389)	(48,439)	(12.9)%
Income tax benefit	(185,805)	(154,311)	(31,494)	(20.4)%
Net loss from continuing operations	(239,023)	(222,078)	(16,945)	(7.6)%
Net loss from discontinued operations	(5,643)	(6,152)	509	8.3%
Net loss	$(244,666)	$(228,230)	$(16,436)	(7.2)%

Basic and diluted loss per share:
Continuing operations	$(0.88)	$(0.81)	$(0.07)	(8.6)%
Discontinued operations	(0.02)	(0.02)	—	—%
Consolidated	$(0.90)	$(0.83)	$(0.07)	(8.4)%

EBITDA from continuing operations (1)	$(319,449)	$(275,851)	$(43,598)	(15.8)%
EBITDA from continuing operations - adjusted (1)	(306,106)	(275,337)	$(30,769)	(11.2)%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Six months ended October 31, 2015 compared to October 31, 2014
Revenues decreased $2.1 million, or 0.8%, over the prior year, due primarily to the negative impact of foreign currency exchange rates. Revenues in our international operations were essentially flat to slightly up in local currency dollars, but the decline in rates since the prior year resulted in lower U.S. dollar revenues. This decline was partially offset by higher off-season tax return volumes and higher revenues on our POM.

31	Q2 FY2016 Form 10-Q | H&R Block, Inc.

Total operating expenses increased $59.9 million, or 9.8%, from the prior year. Occupancy costs increased $17.4 million, or 10.4%, and depreciation and amortization expense increased $9.8 million, or 13.5%, due primarily to acquisitions of franchisee and competitor businesses and improvements to existing offices. Other expenses increased $38.7 million, or 38.2%, from the prior year, primarily due to higher professional fees related to changes in our capital structure and costs related to the divestiture of HRB Bank. We also incurred additional costs related to employee travel and meals, processing fees, consulting expenses, and POM and related claims.
Other income increased $10.4 million primarily due to realized gains from the sale of AFS securities previously held by HRB Bank.
Interest expense on borrowings declined $4.9 million, or 17.7%, due to the repayment of our 5.125% Senior Notes in October of last year.
See Item 1, note 9 to the consolidated financial statements for discussion of the impact of income taxes for the period.
DISCONTINUED OPERATIONS
Discontinued operations include our discontinued mortgage operations.
CONTINGENT LOSSES – SCC has accrued a liability as of October 31, 2015, for estimated contingent losses arising from representation and warranty claims of $153.8 million. See Item 1, note 13 to the consolidated financial statements for changes in this accrual. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and other factors. Changes in any one of these factors could significantly impact the estimate.
Losses may also be incurred with respect to various indemnification claims by underwriters, depositors and securitization trustees in securitization transactions in which SCC participated. SCC has not concluded that a loss is probable or reasonably estimable related to these indemnification claims, therefore there is no accrued liability for these contingent losses as of October 31, 2015.
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
Given the likely availability of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of October 31, 2015 are sufficient to meet our operating and financing needs.

32	Q2 FY2016 Form 10-Q | H&R Block, Inc.

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the six months ended October 31, 2015 and 2014. See Item 1 for the complete statements of cash flows for these periods.

	(in 000s)
Six months ended October 31,	2015	2014
Net cash provided by (used in):
Operating activities	$(602,713)	$(627,577)
Investing activities	365,080	(80,722)
Financing activities	(1,397,971)	(845,302)
Effects of exchange rates on cash	(10,905)	(4,216)
Net change in cash and cash equivalents	$(1,646,509)	$(1,557,817)

Operating Activities. Cash used in operations was essentially flat compared to the prior year.
Investing Activities. Cash provided by investing activities totaled $365.1 million for the six months ended October 31, 2015 compared to a use of $80.7 million in the prior year period. This change resulted from the sale of substantially all AFS securities during the quarter, a decrease of $32.4 million in payments for business acquisitions, and a decrease of $32.1 million in capital expenditures.
Financing Activities. Cash used in financing activities totaled $1.4 billion for the six months ended October 31, 2015 compared to $845.3 million in the prior year period primarily due to our issuance of debt, share repurchases and sale of customer deposits to BofI, as described more fully below.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $110.3 million and $109.9 million for the six months ended October 31, 2015 and 2014, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
In September 2015, we announced that our Board of Directors approved a new $3.5 billion share repurchase program, effective through June 2019. As a part of the repurchase program, in October 2015, we purchased $1.5 billion of our common stock at a price of $37.00 per share. See Item 1, note 3 to the consolidated financial statements for additional information.
Divestiture of HRB Bank. At the time of the closing of the P&A Transaction, we made a one-time cash payment to BofI of approximately $419 million, which was approximately equal to the carrying value of the liabilities (including all deposit liabilities) assumed by BofI. In connection with the closing, we liquidated the AFS securities previously held by HRB Bank and received proceeds of $388.0 million on the sale.
See additional discussion in Item 1, note 2 to the consolidated financial statements, and below under "Regulatory Environment."
Capital Investment. Our business is not capital intensive. Capital expenditures totaled $38.8 million and $70.9 million for the six months ended October 31, 2015 and 2014, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. We also made payments to acquire franchisee and competitor businesses totaling $61.8 million and $94.2 million for the six months ended October 31, 2015 and 2014, respectively.
FINANCING RESOURCES – On September 25, 2015, we issued $650.0 million of 4.125% Senior Notes due October 1, 2020, and $350.0 million of 5.250% Senior Notes due October 1, 2025. Proceeds of these Senior Notes, and cash on hand, were used to repurchase shares, as discussed in Item 1, note 3 to the consolidated financial statements.
Our new 2015 CLOC has capacity up to $2.0 billion, and is scheduled to expire in September 2020. See Item 1, note 7 to the consolidated financial statements for discussion of the Senior Notes and our 2015 CLOC. We had no outstan

H&R Block, Inc. | Q2 FY2016 Form 10-Q	33

ding balance under the 2015 CLOC as of October 31, 2015; however, we intend to borrow amounts under the 2015 CLOC from time to time in the future, rather than issuing commercial paper, to support our working capital needs or for other general corporate purposes.
Our 5.125% Senior Notes with a principal amount of $400 million matured in October 2014 and, utilizing available cash on hand, we repaid them according to their terms.
The following table provides ratings for debt issued by Block Financial as of October 31, 2015 and April 30, 2015:

As of	October 31, 2015			April 30, 2015
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-2	Baa2	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Negative
There have been no other material changes in our borrowings from those reported as of April 30, 2015 in our Annual Report on Form 10-K.
CASH AND INVESTMENT SECURITIES – As of October 31, 2015, we held cash and cash equivalents of $360.7 million, including $153.5 million held by our foreign subsidiaries.
As discussed above, we liquidated the AFS securities previously held by HRB Bank in connection with a closing of the P&A Transaction on August 31, 2015. We received proceeds of $388.0 million and recorded gains of $8.4 million on these sales.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of October 31, 2015.
As of October 31, 2015, our Canadian operations had approximately $52 million of U.S. dollar denominated borrowings owed to various U.S. subsidiaries. These borrowings may be repaid in full or in part at any time. Non-borrowed funds would have to be repatriated to be available to fund domestic operations, and in certain circumstances this would trigger additional income taxes on those amounts. We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $10.9 million during the six months ended October 31, 2015 compared to $4.2 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – As discussed above, during the quarter ended October 31, 2015, we issued Senior Notes and entered into the 2015 CLOC. In addition, as discussed above, as a result of the divestiture of HRB Bank, BofI has assumed the deposit liabilities of HRB Bank.
We had no outstanding balance under the 2015 CLOC as of October 31, 2015; however, we intend to borrow amounts under the 2015 CLOC from time to time in the future, rather than issuing commercial paper, to support our working capital needs or for other general corporate purposes.
There have been no other material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2015 in our Annual Report on Form 10-K.

34	Q2 FY2016 Form 10-Q | H&R Block, Inc.

REGULATORY ENVIRONMENT
Divestiture of HRB Bank. As discussed above under "Recent Developments - Divestiture of H&R Bank," on August 31, 2015, we completed the P&A Transaction and related actions, pursuant to which we divested HRB Bank. On the closing date of the P&A Transaction, HRB Bank converted from a federal savings bank to a national banking association. At closing, HRB Bank sold certain assets and liabilities, including all of the deposit liabilities of HRB Bank, to BofI. On the same date, HRB Bank merged with and into its parent company (Block Financial), surrendered its charter and ceased to exist. As a result of the P&A Transaction and related actions, neither we nor any of our subsidiaries is subject to minimum regulatory capital requirements or to regulation as a bank by the OCC.
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
Additional information about the closing of the P&A Transaction and related actions and the end to regulation of the Company as a bank by the OCC and Federal Reserve is set forth above under "Recent Developments - Divestiture of H&R Bank." Except as set forth above, there have been no other material changes in our regulatory environment from those reported at April 30, 2015 in our Annual Report on Form 10-K, as supplemented by our other periodic filings.
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

H&R Block, Inc. | Q2 FY2016 Form 10-Q	35

The following is a reconciliation of our reported results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

		(in 000s)
Three months ended October 31,	2015		2014
	EBITDA	Loss	EBITDA	Loss

As reported - from continuing operations	$(181,145)	$(142,518)	$(147,661)	$(113,227)

Adjustments (pretax):
Loss contingencies - litigation	71	71	44	44
Severance	—	—	238	238
Professional fees related to HRB Bank and recapitalization transactions	20,766	20,766	89	89
Gains on AFS securities, net	(8,426)	(8,426)	(965)	(965)
Gain on sales of tax offices/businesses	(26)	(26)	(899)	(899)
Tax effect of adjustments	—	(4,642)	—	570
	12,385	7,743	(1,493)	(923)

As adjusted - from continuing operations	$(168,760)	$(134,775)	$(149,154)	$(114,150)

		$(0.51)		$(0.41)

		(in 000s)
Six months ended October 31,	2015		2014
	EBITDA	Loss	EBITDA	Loss

As reported - from continuing operations	$(319,449)	$(239,023)	$(275,851)	$(222,078)

Adjustments (pretax):
Loss contingencies - litigation	689	689	272	272
Severance	—	—	1,051	1,051
Professional fees related to HRB Bank and recapitalization transactions	20,818	20,818	114	114
Gains on AFS securities, net	(8,138)	(8,138)	(24)	(24)
Gain on sales of tax offices/businesses	(26)	(26)	(899)	(899)
Tax effect of adjustments	—	(5,000)	—	(194)
	13,343	8,343	514	320

As adjusted - from continuing operations	$(306,106)	$(230,680)	$(275,337)	$(221,758)

		$(0.85)		$(0.81)

36	Q2 FY2016 Form 10-Q | H&R Block, Inc.

The following is a reconciliation of EBITDA:

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2015	2014	2015	2014
Net loss - as reported	$(145,007)	$(111,998)	$(244,666)	$(228,230)
Add back:
Discontinued operations	2,489	(1,229)	5,643	6,152
Income taxes of continuing operations	(95,201)	(87,346)	(185,805)	(154,311)
Interest expense of continuing operations	14,225	13,983	22,936	27,923
Depreciation and amortization of continuing operations	42,349	38,929	82,443	72,615
	(36,138)	(35,663)	(74,783)	(47,621)
EBITDA from continuing operations	$(181,145)	$(147,661)	$(319,449)	$(275,851)

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
In connection with the closing of the P&A transaction, we liquidated the AFS securities previously held by HRB Bank and received proceeds of $388.0 million on the sale.
There have been no other material changes in our market risks from those reported at April 30, 2015 in our Annual Report on Form 10-K.

H&R Block, Inc. | Q2 FY2016 Form 10-Q	37

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2016 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	1	$33.29	—	$—
September 1 - September 30	—	$35.38	—	$3,500,000
October 1 - October 31	40,450	$37.00	40,450	$2,000,000
	40,451	$37.00

(1)
We purchased approximately 1 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units.

(2)
In September 2015, we announced that our Board of Directors approved a new $3.5 billion share repurchase program, effective through June 2019, and on October 2, 2015, we completed a "modified Dutch auction" tender offer and purchased $1.5 billion of our common stock under this program, at a price per share of $37.00.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

38	Q2 FY2016 Form 10-Q | H&R Block, Inc.

ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

4.1
Second Supplemental Indenture, dated September 30, 2015, among H&R Block, Inc., Block Financial LLC (formerly known as Block Financial Corporation), Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and U.S. Bank National Association, as separate trustee, filed as Exhibit 4.1 to the Company's current report on Form 8-K filed September 30, 2015, file number 1-06089, is incorporated herein by reference.

4.2
Officers’ Certificate, dated September 30, 2015, of Block Financial LLC (including the Form of the 4.125% Note due 2020 and the Form of the 5.250% Note due 2025), filed as Exhibit 4.2 to the Company's current report on Form 8-K filed September 30, 2015, file number 1-06089, is incorporated herein by reference.

10.1
Amended and Restated Purchase and Assumption Agreement, dated August 5, 2015, by and among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed August 5, 2015, file number 1-06089, is incorporated herein by reference.

10.2
Program Management Agreement, dated August 31, 2015, by and between Emerald Financial Services, LLC and BofI Federal Bank, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

10.3
Emerald Advance Receivables Participation Agreement, dated as of August 31, 2015, by and among Emerald Financial Services, LLC, BofI Federal Bank, HRB Participant I, LLC and H&R Block, Inc., filed as Exhibit 10.2 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

10.4
Guaranty Agreement, dated as of August 31, 2015, by and between H&R Block, Inc. and BofI Federal Bank, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

10.5
Credit and Guarantee Agreement dated September 21, 2015, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 21, 2015, file number 1-06089, is incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges for H&R Block, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges for Block Financial LLC.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

H&R Block, Inc. | Q2 FY2016 Form 10-Q	39

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
December 9, 2015

/s/ Gregory J. Macfarlane
Gregory J. Macfarlane
Chief Financial Officer
December 9, 2015

/s/ Jeffrey T. Brown
Jeffrey T. Brown
Chief Accounting and Risk Officer
December 9, 2015

40	Q2 FY2016 Form 10-Q | H&R Block, Inc.