Form 10-Q
period 2016-01-31
H&R BLOCK INC
filed 2016-03-11
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2016
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on February 29, 2016: 224,405,675 shares.

Form 10-Q for the Period Ended January 31, 2016

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS			(unaudited, in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2016	2015	2016	2015

REVENUES:
Service revenues	$389,502	$406,441	$621,356	$637,356
Royalty, product and other revenues	85,041	102,633	119,320	139,932
	474,543	509,074	740,676	777,288
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	181,915	186,656	300,398	307,892
Occupancy and equipment	96,201	92,303	281,107	263,235
Provision for bad debt and loan losses	35,734	39,283	38,921	44,032
Depreciation and amortization	28,795	29,181	84,237	82,695
Other	49,868	47,255	127,759	116,247
	392,513	394,678	832,422	814,101
Selling, general and administrative:
Marketing and advertising	93,708	87,569	115,204	108,227
Compensation and benefits	63,653	60,380	179,915	175,697
Depreciation and amortization	16,508	14,110	43,509	33,211
Other selling, general and administrative	28,003	27,488	97,283	66,991
	201,872	189,547	435,911	384,126
Total operating expenses	594,385	584,225	1,268,333	1,198,227

Other income, net	3,055	304	13,993	827
Interest expense on borrowings	(23,573)	(9,048)	(46,329)	(36,686)
Other expenses, net	(6,140)	(6,970)	(11,335)	(10,456)
Loss from continuing operations before income tax benefit	(146,500)	(90,865)	(571,328)	(467,254)
Income tax benefit	(67,851)	(55,554)	(253,656)	(209,865)
Net loss from continuing operations	(78,649)	(35,311)	(317,672)	(257,389)
Net loss from discontinued operations, net of tax benefits of $1,776, $1,016, $5,085 and $4,814	(3,080)	(1,637)	(8,723)	(7,789)
NET LOSS	$(81,729)	$(36,948)	$(326,395)	$(265,178)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.34)	$(0.13)	$(1.23)	$(0.94)
Discontinued operations	(0.01)	—	(0.04)	(0.03)
Consolidated	$(0.35)	$(0.13)	$(1.27)	$(0.97)

DIVIDENDS DECLARED PER SHARE	$0.20	$0.20	$0.60	$0.60

COMPREHENSIVE LOSS:
Net loss	$(81,729)	$(36,948)	$(326,395)	$(265,178)
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) arising during the period	(13)	2,147	(3,523)	6,917
Reclassification adjustment for gains included in income	—	—	(4,983)	(15)
Change in foreign currency translation adjustments	(4,628)	(9,987)	(14,083)	(13,342)
Other comprehensive loss	(4,641)	(7,840)	(22,589)	(6,440)
Comprehensive loss	$(86,370)	$(44,788)	$(348,984)	$(271,618)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2016 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	January 31, 2016	January 31, 2015	April 30, 2015

ASSETS
Cash and cash equivalents	$189,511	$1,321,134	$2,007,190
Cash and cash equivalents - restricted	69,649	51,085	91,972
Receivables, less allowance for doubtful accounts of $47,234, $49,859 and $54,527	829,774	777,453	167,964
Deferred tax assets and income taxes receivable	29,411	167,826	174,267
Prepaid expenses and other current assets	101,169	92,976	70,283
Investments in available-for-sale securities	1,145	367,845	439,625
Total current assets	1,220,659	2,778,319	2,951,301
Mortgage loans held for investment, less allowance for loan losses of $6,931, $9,375 and $7,886	212,106	245,663	239,338
Property and equipment, at cost, less accumulated depreciation and amortization of $585,419, $509,039 and $518,797	290,202	308,805	311,387
Intangible assets, net	473,732	443,329	432,142
Goodwill	443,418	442,961	441,831
Deferred tax assets and income taxes receivable	113,887	13,441	13,461
Other noncurrent assets	120,042	146,423	125,960
Total assets	$2,874,046	$4,378,941	$4,515,420
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Commercial paper borrowings	$—	$591,486	$—
Customer banking deposits	—	1,286,216	744,241
Accounts payable and accrued expenses	205,981	172,328	231,322
Accrued salaries, wages and payroll taxes	123,289	118,512	144,744
Accrued income taxes and reserves for uncertain tax positions	8,099	1,619	434,684
Current portion of long-term debt	817	781	790
Deferred revenue and other current liabilities	250,846	300,162	322,508
Total current liabilities	589,032	2,471,104	1,878,289
Long-term debt	2,626,933	505,460	505,298
Deferred tax liabilities and reserves for uncertain tax positions	88,377	144,036	142,586
Deferred revenue and other noncurrent liabilities	106,438	111,956	156,298
Total liabilities	3,410,780	3,232,556	2,682,471
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 264,117,966, 316,628,110 and 316,628,110	2,641	3,166	3,166
Additional paid-in capital	758,491	778,845	783,793
Accumulated other comprehensive income (loss)	(20,849)	(1,263)	1,740
Retained earnings (deficit)	(510,000)	1,158,376	1,836,442
Less treasury shares, at cost, of 39,712,709, 41,384,132 and 41,353,479	(767,017)	(792,739)	(792,192)
Total stockholders' equity (deficiency)	(536,734)	1,146,385	1,832,949
Total liabilities and stockholders' equity	$2,874,046	$4,378,941	$4,515,420

See accompanying notes to consolidated financial statements.

2	Q3 FY2016 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Nine months ended January 31,	2016	2015

NET CASH USED IN OPERATING ACTIVITIES	$(1,426,949)	$(1,247,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities of and payments received on available-for-sale securities	436,380	68,013
Principal payments on mortgage loans held for investment, net	24,664	18,098
Capital expenditures	(66,418)	(98,876)
Payments made for business acquisitions, net of cash acquired	(85,329)	(112,163)
Franchise loans:
Loans funded	(21,377)	(48,013)
Payments received	22,234	34,164
Other, net	3,887	6,079
Net cash provided by (used in) investing activities	314,041	(132,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of commercial paper and other short-term borrowings	—	(457,576)
Proceeds from issuance of commercial paper and other short-term borrowings	—	1,049,062
Repayments of long-term debt	(225,000)	(400,000)
Proceeds from issuance of long-term debt	2,346,831	—
Customer banking deposits, net	(326,705)	515,015
Transfer of HRB Bank deposits	(419,028)	—
Dividends paid	(157,530)	(164,905)
Repurchase of common stock, including shares surrendered	(1,888,595)	(10,355)
Proceeds from exercise of stock options	25,803	16,026
Other, net	(43,972)	(15,993)
Net cash provided by (used in) financing activities	(688,196)	531,274

Effects of exchange rate changes on cash	(16,575)	(15,549)

Net decrease in cash and cash equivalents	(1,817,679)	(864,173)
Cash and cash equivalents at beginning of the period	2,007,190	2,185,307
Cash and cash equivalents at end of the period	$189,511	$1,321,134

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$157,691	$201,374
Interest paid on borrowings	32,772	43,561
Transfers of foreclosed loans to other assets	2,515	3,240
Accrued additions to property and equipment	4,385	1,986
Conversion of investment in preferred stock to available-for-sale common stock	—	5,000
Accrued purchase of common stock	21,167	—

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2016 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of January 31, 2016 and 2015, the consolidated statements of operations and comprehensive loss for the three and nine months ended January 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine months ended January 31, 2016 and 2015 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of January 31, 2016 and 2015 and for all periods presented have been made.
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
NEW ACCOUNTING PRONOUNCEMENTS – In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes," (ASU 2015-17) which requires that deferred tax liabilities and assets be classified as noncurrent. The new standard is effective for us on May 1, 2017, with early adoption permitted. This guidance may be applied either prospectively, or retrospectively to all periods presented. We elected to adopt this guidance as of November 1, 2015, and applied it prospectively. As such, prior periods have not been adjusted. This guidance did not have a material effect on our consolidated financial statements.
NOTE 2: DIVESTITURE OF H&R BLOCK BANK
On August 4, 2015, H&R Block Bank (HRB Bank) , Block Financial LLC, the sole shareholder of HRB Bank (Block Financial), and BofI Federal Bank, a federal savings bank (BofI), received regulatory approvals for a definitive Amended and Restated Purchase and Assumption Agreement pursuant to which we agreed to sell certain assets and liabilities, including all of the deposit liabilities of HRB Bank, to BofI (P&A Transaction).
On August 31, 2015, we completed the P&A Transaction and made a net cash payment to BofI of $419 million, which was approximately equal to the carrying value of the liabilities (including all deposit liabilities) assumed by BofI.

4	Q3 FY2016 Form 10-Q | H&R Block, Inc.

In connection with the closing, we sold the available-for-sale (AFS) securities previously held by HRB Bank. We received proceeds of $388.0 million and recognized gains of $8.4 million on these sales.
On the closing date of the P&A Transaction, HRB Bank converted from a federal savings bank to a national banking association, merged with and into its parent company, Block Financial, surrendered its bank charter and ceased to exist as a bank. As a result, effective August 31, 2015, neither we nor any of our subsidiaries are subject to minimum regulatory capital requirements or to regulation as a bank by the Office of the Comptroller of the Currency (OCC). In addition, H&R Block, Inc., H&R Block Group, Inc. and Block Financial (collectively, our Holding Companies) were SLHCs because they controlled HRB Bank. As a result of the P&A Transaction and related actions, our Holding Companies have ceased to be SLHCs and have deregistered as SLHCs under Section 10(b) of the Home Owner's Loan Act. Effective August 31, 2015, our Holding Companies are no longer subject to regulatory capital requirements applicable to SLHCs or regulation by the Board of Governors of the Federal Reserve System (Federal Reserve).
NOTE 3: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 4.6 million shares for the three and nine months ended January 31, 2016, and 5.3 million shares for the three and nine months ended January 31, 2015, as the effect would be antidilutive due to the net loss from continuing operations during those periods.
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2016	2015	2016	2015

Net loss from continuing operations attributable to shareholders	$(78,649)	$(35,311)	$(317,672)	$(257,389)
Amounts allocated to participating securities	(112)	(105)	(316)	(291)
Net loss from continuing operations attributable to common shareholders	$(78,761)	$(35,416)	$(317,988)	$(257,680)

Basic weighted average common shares	231,904	275,190	257,979	274,957
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	231,904	275,190	257,979	274,957

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.34)	$(0.13)	$(1.23)	$(0.94)
Diluted	(0.34)	(0.13)	(1.23)	(0.94)

The weighted average shares outstanding for the three and nine months ended January 31, 2016 decreased to 231.9 million and 258.0 million, respectively, from 275.2 million and 275.0 million for the three and nine months ended January 31, 2015, respectively, primarily due to share repurchases completed in the current year. In September 2015, we announced that our Board of Directors approved a new $3.5 billion share repurchase program, effective through June 2019. During the nine months ended January 31, 2016, we purchased and immediately retired 52.5 million shares of our common stock at an aggregate cost of $1.9 billion (average price of $36.02 per share). The cost of shares retired during the current period was allocated to the components of stockholders’ equity as follows:

H&R Block, Inc. | Q3 FY2016 Form 10-Q	5

(in 000s)

Common stock	$525
Additional paid-in-capital	31,506
Retained earnings	1,859,807
Total	$1,891,838

STOCK-BASED COMPENSATION – In addition to the shares repurchased as discussed above, during the nine months ended January 31, 2016, we acquired 0.6 million shares of our common stock at an aggregate cost of $17.9 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the nine months ended January 31, 2015, we acquired 0.3 million shares at an aggregate cost of $10.4 million for similar purposes.
During the nine months ended January 31, 2016 and 2015, we issued 2.2 million and 1.3 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the nine months ended January 31, 2016, we granted equity awards equivalent to 1.1 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Nonvested units generally either vest over a three-year period with one-third vesting each year or cliff vest at the end of a three-year period, although the Compensation Committee may from time-to-time in limited circumstances approve grants with a modified vesting schedule as a special award. Stock-based compensation expense of our continuing operations totaled $7.2 million and $21.1 million for the three and nine months ended January 31, 2016, respectively, and $6.1 million and $20.7 million for the three and nine months ended January 31, 2015, respectively. As of January 31, 2016, unrecognized compensation cost for stock options totaled $0.5 million, and for nonvested shares and units totaled $38.8 million.

6	Q3 FY2016 Form 10-Q | H&R Block, Inc.

OTHER COMPREHENSIVE INCOME (LOSS) – Components of other comprehensive income (loss) include foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities, and are as follows:

(in 000s)
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on AFS Securities	Total
Balances as of May 1, 2015	$(6,789)	$8,529	$1,740
Other comprehensive income (loss) before reclassifications:
Gross losses arising during the period	(14,083)	(5,790)	(19,873)
Income taxes	—	(2,267)	(2,267)
	(14,083)	(3,523)	(17,606)
Amounts reclassified to net income:
Gross amount reclassified	—	(8,196)	(8,196)
Income taxes	—	(3,213)	(3,213)
	—	(4,983)	(4,983)
Net other comprehensive loss	(14,083)	(8,506)	(22,589)
Balances as of January 31, 2016	$(20,872)	$23	$(20,849)

Balances as of May 1, 2014	$3,334	$1,843	$5,177
Other comprehensive income (loss) before reclassifications:
Gross gains (losses) arising during the period	(13,342)	11,389	(1,953)
Income taxes	—	4,472	4,472
	(13,342)	6,917	(6,425)
Amounts reclassified to net income:
Gross amount reclassified	—	(24)	(24)
Income taxes	—	(9)	(9)
	—	(15)	(15)
Net other comprehensive income (loss)	(13,342)	6,902	(6,440)
Balances as of January 31, 2015	$(10,008)	$8,745	$(1,263)

Gross gains and losses reclassified out of accumulated other comprehensive income are included in other income and other expense, respectively, in the consolidated statements of operations and comprehensive loss.
NOTE 4: RECEIVABLES
Receivables consist of the following:

(in 000s)
As of	January 31, 2016		January 31, 2015		April 30, 2015
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$63,093	$62,431	$71,420	$84,770	$56,603	$64,472
Receivables for tax preparation and related fees	278,735	6,103	234,056	—	48,864	6,103
Cash Back® receivables	5,427	—	7,130	—	42,680	—
Emerald Advance lines of credit	402,946	268	370,041	2,254	21,908	1,913
Royalties from franchisees	60,182	—	68,486	—	8,206	—
Other	66,625	7,669	76,179	15,404	44,230	8,379
	877,008	76,471	827,312	102,428	222,491	80,867
Allowance for doubtful accounts	(47,234)	—	(49,859)	—	(54,527)	—
	$829,774	$76,471	$777,453	$102,428	$167,964	$80,867

H&R Block, Inc. | Q3 FY2016 Form 10-Q	7

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances as of January 31, 2016 and 2015 and April 30, 2015, consisted of $48.6 million, $55.9 million and $40.3 million, respectively, in revolving lines of credit primarily for the purpose of funding off-season working capital needs and $76.9 million, $100.3 million and $80.8 million, respectively, in term loans made primarily to finance the purchase of franchises.
As of January 31, 2016 and 2015 and April 30, 2015, loans with a principal balance of $0.1 million, $1.4 million and $0.1 million, respectively, were more than 30 days past due. We had no loans to franchisees on non-accrual status.
CANADIAN CASH BACK® PROGRAM – Refunds advanced under the Cash Back program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. Cash Back amounts are generally received within 60 days of filing the client's return. As of January 31, 2016 and 2015 and April 30, 2015, $0.3 million, $0.3 million and $1.3 million of Cash Back balances were more than 60 days old, respectively.
H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – Beginning in fiscal year 2016, we no longer originate H&R Block Emerald Advance® lines of credit (EAs). These lines of credit are originated by BofI, and we purchase a participation interest in their loans.
We review the credit quality of our EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of January 31, 2016, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2016	$372,360
2015	6,042
2014 and prior	1,216
Revolving loans	23,596
$403,214

As of January 31, 2016 and 2015 and April 30, 2015, $18.2 million, $19.5 million and $18.7 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.
ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our receivables for the nine months ended January 31, 2016 and 2015 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2015	$7,353	$47,174	$54,527
Provision	22,851	14,135	36,986
Charge-offs	—	(44,279)	(44,279)
Balances as of January 31, 2016	$30,204	$17,030	$47,234

Balances as of May 1, 2014	$7,530	$45,048	$52,578
Provision	28,521	13,143	41,664
Charge-offs	—	(44,383)	(44,383)
Balances as of January 31, 2015	$36,051	$13,808	$49,859

8	Q3 FY2016 Form 10-Q | H&R Block, Inc.

NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT
The composition of our mortgage loan portfolio is as follows:

(dollars in 000s)
As of	January 31, 2016		January 31, 2015		April 30, 2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$113,617	52%	$135,481	54%	$130,182	53%
Fixed-rate loans	103,632	48%	117,484	46%	115,034	47%
	217,249	100%	252,965	100%	245,216	100%
Unamortized deferred fees and costs	1,788		2,073		2,008
Less: Allowance for loan losses	(6,931)		(9,375)		(7,886)
	$212,106		$245,663		$239,338

Our loan loss allowance as a percent of mortgage loans was 3.2% as of January 31, 2016, compared to 3.7% as of January 31, 2015 and 3.2% as of April 30, 2015.
Activity in the allowance for loan losses for the nine months ended January 31, 2016 and 2015 is as follows:

(in 000s)
Nine months ended January 31,	2016	2015
Balance at beginning of the period	$7,886	$11,272
Provision	(528)	1,090
Recoveries	1,721	1,155
Charge-offs	(2,148)	(4,142)
Balance at end of the period	$6,931	$9,375

Detail of the aging of the mortgage loans in our portfolio as of January 31, 2016 is as follows:

(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$9,148	$440	$43,428	$53,016	$76,493	$129,509
All other	2,649	51	6,306	9,006	78,734	87,740
	$11,797	$491	$49,734	$62,022	$155,227	$217,249

(1)	We do not accrue interest on loans past due 90 days or more.

H&R Block, Inc. | Q3 FY2016 Form 10-Q	9

NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended January 31, 2016 and 2015 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2015	$474,128	$(32,297)	$441,831
Acquisitions	4,025	—	4,025
Disposals and foreign currency changes, net	(2,438)	—	(2,438)
Impairments	—	—	—
Balances as of January 31, 2016	$475,715	$(32,297)	$443,418

Balances as of April 30, 2014	$468,414	$(32,297)	$436,117
Acquisitions	9,614	—	9,614
Disposals and foreign currency changes, net	(2,770)	—	(2,770)
Impairments	—	—	—
Balances as of January 31, 2015	$475,258	$(32,297)	$442,961

We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

10	Q3 FY2016 Form 10-Q | H&R Block, Inc.

Components of the intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of January 31, 2016:
Reacquired franchise rights	$338,242	$(63,812)	$274,430
Customer relationships	201,197	(96,043)	105,154
Internally-developed software	126,980	(91,655)	35,325
Noncompete agreements	34,454	(25,240)	9,214
Franchise agreements	19,201	(9,174)	10,027
Purchased technology	54,700	(24,393)	30,307
Acquired assets pending final allocation (1)	9,275	—	9,275
	$784,049	$(310,317)	$473,732
As of January 31, 2015:
Reacquired franchise rights	$294,587	$(39,954)	$254,633
Customer relationships	169,058	(71,799)	97,259
Internally-developed software	114,447	(78,063)	36,384
Noncompete agreements	30,546	(23,171)	7,375
Franchise agreements	19,201	(7,894)	11,307
Purchased technology	54,700	(18,329)	36,371
	$682,539	$(239,210)	$443,329
As of April 30, 2015:
Reacquired franchise rights	$294,647	$(46,180)	$248,467
Customer relationships	170,851	(78,157)	92,694
Internally-developed software	118,865	(80,689)	38,176
Noncompete agreements	30,630	(23,666)	6,964
Franchise agreements	19,201	(8,214)	10,987
Purchased technology	54,700	(19,846)	34,854
	$688,894	$(256,752)	$432,142

(1)    Represents recent business acquisitions, for which final purchase price allocations have not yet been determined.
Amortization of intangible assets for the three and nine months ended January 31, 2016 was $20.2 million and $54.6 million, respectively. Amortization of intangible assets for the three and nine months ended January 31, 2015 was $16.7 million and $41.2 million, respectively. Estimated amortization of intangible assets for fiscal years 2016, 2017, 2018, 2019 and 2020 is $74.9 million, $71.3 million, $61.2 million, $48.4 million and $36.4 million, respectively.
The increase in intangible assets resulted primarily from acquired franchisee and competitor businesses during the period. The weighted-average life of the acquired assets is as follows:

Assets acquired	Weighted-Average Life (in years)
Reacquired franchise rights	7
Customer relationships	5
Internally-developed software	3
Noncompete agreements	5
Total	6

H&R Block, Inc. | Q3 FY2016 Form 10-Q	11

NOTE 7: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	January 31, 2016	January 31, 2015	April 30, 2015
Senior Notes, 4.125%, due October 2020	$648,023	$—	$—
Senior Notes, 5.500%, due November 2022	498,105	497,823	497,894
Senior Notes, 5.250%, due October 2025	348,985	—	—
Committed line of credit borrowings	1,125,000	—	—
Capital lease obligation	7,637	8,418	8,194
	2,627,750	506,241	506,088
Less: Current portion	(817)	(781)	(790)
	$2,626,933	$505,460	$505,298

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
The 2015 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage (EBITDA-to-interest expense) ratio calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2015 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2015 CLOC may be used for working capital needs or for other general corporate purposes. We had an outstanding balance of $1.1 billion under the 2015 CLOC as of January 31, 2016.

12	Q3 FY2016 Form 10-Q | H&R Block, Inc.

NOTE 8: FAIR VALUE
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	January 31, 2016		January 31, 2015		April 30, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$189,511	$189,511	$1,321,134	$1,321,134	$2,007,190	$2,007,190
Cash and cash equivalents - restricted	69,649	69,649	51,085	51,085	91,972	91,972
Receivables, net - short-term	829,774	829,774	777,453	777,453	167,964	167,964
Mortgage loans held for investment, net	212,106	174,813	245,663	190,422	239,338	190,196
Investments in AFS securities	1,145	1,145	375,728	375,728	441,709	441,709
Receivables, net - long-term	76,471	76,471	102,428	102,428	80,867	80,867
Liabilities:
Customer banking deposits	—	—	1,286,582	1,273,283	744,699	737,261
Long-term debt	2,627,750	2,709,807	506,241	558,693	506,088	556,769
Contingent consideration	13,903	13,903	12,848	12,848	10,667	10,667

H&R Block, Inc. | Q3 FY2016 Form 10-Q	13

Fair value estimates, methods and assumptions are set forth below. Fair value was not estimated for assets and liabilities that are not considered financial instruments.

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

▪
Customer banking deposits - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, checking, money market and savings accounts, was equal to the amount payable on demand (Level 1). The fair value of IRAs and other time deposits was estimated by discounting the future cash flows using the rates offered by HRB Bank for products with similar remaining maturities (Level 3).

▪	Long-term debt - The fair value of our Senior Notes is based on quotes from multiple banks (Level 2). For outstanding balances on the 2015 CLOC, fair value approximates the carrying amount (Level 1).

▪	Contingent consideration - Fair value approximates the carrying amount (Level 3).
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
We had gross unrecognized tax benefits of $75.2 million, $79.3 million and $86.3 million as of January 31, 2016 and 2015 and April 30, 2015, respectively. The gross unrecognized tax benefits decreased $11.0 million and $32.2 million during the nine months ended January 31, 2016 and 2015, respectively. The decrease in unrecognized tax benefits during the nine months ending January 31, 2016 is related to a law change enacted in the state of Missouri which resulted in a clarification of certain prior year state income tax positions, closure of audits with state taxing authorities and the expiration of statutes of limitations in multiple states. These decreases were partially offset by increases in uncertain tax positions attributable to various current and prior year federal and state tax positions taken or expected to be taken in our income tax returns.
We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $9.7 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under exam. The portion of unrecognized benefits expected to be cash settled within the next twelve months is included in accrued income taxes and reserves for uncertain tax positions on our consolidated balance sheet. The remaining liability for uncertain tax positions is classified as long-

14	Q3 FY2016 Form 10-Q | H&R Block, Inc.

term and is included in deferred tax liabilities and reserves for uncertain tax positions on the consolidated balance sheet.
Consistent with prior years, our pretax loss for the nine months ended January 31, 2016 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded reflects management's estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations. Certain discrete tax adjustments are also reflected in income tax expense for the periods presented.
A discrete income tax benefit of $36.2 million was recorded in the nine months ended January 31, 2016, compared to a discrete tax benefit of $30.9 million in the same period of the prior year. The discrete tax benefit recorded in the current fiscal year resulted primarily from a law change enacted in the State of Missouri which allows for the reduction of tax from our two prior fiscal years that was included on tax returns that were or will be timely filed for calendar years 2014 and 2015. The prior fiscal year discrete tax benefit was due largely to tax reserves released resulting from the expiration of statutory limitation periods.
Excluding discrete items, management's estimate of the annualized effective tax rate for the nine months ended January 31, 2016 and 2015 was 38.1% and 38.3%, respectively. Our effective tax rate for continuing operations, including the effects of discrete income tax items was 44.4% and 44.9% for the nine months ended January 31, 2016 and 2015, respectively. Due to the loss in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate through our third quarter to be significantly different than the rate for our full fiscal year.
NOTE 10: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income and other expenses:

(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2016	2015	2016	2015
Other income, net:
Mortgage loans and real estate owned, net	$2,186	$—	$2,220	$—
Interest and gains on AFS securities	36	—	8,804	—
Other	833	304	2,969	827
	$3,055	$304	$13,993	$827
Other expenses, net:
Foreign currency losses	$(3,516)	$(6,883)	$(8,138)	$(8,690)
Impairment of investments	(2,500)	—	(2,500)	—
Other	(124)	(87)	(697)	(1,766)
	$(6,140)	$(6,970)	$(11,335)	$(10,456)

In connection with our deregistration as an SLHC, as discussed further in note 2, we no longer present interest income on mortgage loans held for investment and various other investments as revenues. Effective September 1, 2015, these amounts are prospectively reported in other income on the consolidated statements of operations and comprehensive loss.

H&R Block, Inc. | Q3 FY2016 Form 10-Q	15

NOTE 11: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our Peace of Mind® Extended Service Plan (POM) issued in company-owned offices, which is included in deferred revenue and other liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Nine months ended January 31,	2016	2015
Balance, beginning of the period	$158,169	$145,237
Amounts deferred for new extended service plans issued	18,751	17,658
Revenue recognized on previous deferrals	(62,764)	(54,308)
Balance, end of the period	$114,156	$108,587

We accrued $6.2 million, $9.0 million and $8.4 million as of January 31, 2016 and 2015 and April 30, 2015, respectively, related to estimated losses under our standard guarantee, which is included with our standard in-office tax preparation services. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets, respectively. For POM in franchise offices, we deferred revenue of $11.8 million, and recognized revenue of $12.2 million during the nine months ended January 31, 2016. At January 31, 2016, our deferred revenue related to POM in franchise offices totaled $31.2 million.
We have accrued estimated contingent consideration totaling $13.9 million, $12.8 million and $10.7 million as of January 31, 2016 and 2015 and April 30, 2015, respectively, related to acquisitions, with the short-term amount recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $70.6 million at January 31, 2016, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $21.9 million.
In connection with the P&A Transaction we entered into an Emerald Advance Receivables Participation Agreement (RPA) dated August 31, 2015 with BofI. Pursuant to the RPA, we are required to purchase a 90% participation interest, at par, in all EAs originated by BofI throughout the term of the RPA. At January 31, 2016 the principal balance of purchased participation interests totaled $374.5 million.
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

16	Q3 FY2016 Form 10-Q | H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of January 31, 2016. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of January 31, 2016 and 2015 and April 30, 2015, we accrued liabilities of $6.2 million, $8.9 million and $8.9 million, respectively, for matters addressed in this note.
For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. This estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of January 31, 2016, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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
LITIGATION, CLAIMS, INCLUDING INDEMNIFICATION CLAIMS, OR OTHER LOSS CONTINGENCIES PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC or the Company has been, remains, and may in the future be subject to litigation, claims, including indemnification and contribution claims, and other loss contingencies pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. These contingencies, claims, and lawsuits include actions by regulators, third parties seeking indemnification, including depositors, underwriters, and securitization trustees, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these contingencies, claims, and lawsuits allege or may allege discriminatory or unfair and deceptive loan origination and servicing (including debt collection, foreclosure, and eviction) practices, other common law torts, rights to indemnification and contribution, breach of contract, violations of securities laws, and a variety of federal statutes, including the Truth in Lending Act (TILA), Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act (RESPA), Home Ownership & Equity Protection Act (HOEPA), as well as similar state statutes. Given the impact of the financial crisis on the non-prime

H&R Block, Inc. | Q3 FY2016 Form 10-Q	17

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
On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. The case is proceeding on the remaining claims. A portion of the accrual for representation and warranty claims, as discussed in note 13, is related to loans in this case. We have not concluded that a loss related to this lawsuit is probable, nor have we accrued a liability related to this lawsuit.
On April 5, 2013, a third lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC. The suit, styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 13-cv-2107), was filed as a related matter to the September 2012 Homeward suit mentioned above. In this April 2013 lawsuit, the plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2007-4 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 159 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. The case is proceeding on the remaining claims. A portion of the accrual for representation and warranty claims, as discussed in note 13, is related to loans in this case. We have not concluded that a loss related to this lawsuit is probable, nor have we accrued a liability related to this lawsuit.
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. Based on information currently available to SCC, it believes that the 22 lawsuits in which notice of a claim has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $4 billion). Because SCC has not been a party to these lawsuits (with the exception of Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al., filed in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) and settled as to SCC in August 2015), and has not had control of this litigation or any settlements thereof, SCC does not have precise information about the amount of damages or other remedies being asserted, the defenses to the claims in such lawsuits or the terms of any settlements of such lawsuits. SCC therefore cannot reasonably estimate the amount of potential losses or associated fees and expenses that may be incurred in

18	Q3 FY2016 Form 10-Q | H&R Block, Inc.

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
Securitization trustees also are, or have been, involved in lawsuits related to securitization transactions in which SCC participated. Plaintiffs in these lawsuits allege, among other things, that originators, depositors, servicers or other parties breached their representations and warranties or otherwise failed to fulfill their obligations, including that securitization trustees breached their contractual obligations, breached their fiduciary duties, or violated statutory requirements by failing to properly protect the certificate holders’ interests. In connection with one lawsuit against a securitization trustee, SCC received a notice of potential indemnification obligations for one securitization with alleged losses in the amount of approximately $91 million. SCC may receive additional notices for indemnification with respect to existing or new lawsuits or settlements of such lawsuits in its capacity as originator, depositor, or servicer. We have not concluded that a loss related to any indemnification claims by securitization trustees is probable, nor have we accrued a liability for such claims.
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Compliance Fee Litigation. On April 16, 2012, a putative class action lawsuit was filed against us in the Circuit Court of Jackson County, Missouri styled Manuel H. Lopez III v. H&R Block, Inc., et al. (Case # 1216CV12290) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all Missouri citizens who were charged the compliance fee, and asserts claims of violation of the Missouri Merchandising Practices Act, money had and received, and unjust enrichment. We filed a motion to compel arbitration of the 2011 claims. The court denied the motion. We filed an appeal. On May 6, 2014, the Missouri Court of Appeals, Western District, reversed the ruling of the trial court and remanded the case for further consideration of the motion. On March 12, 2015, the trial court denied the motion on remand. We filed an additional appeal. On March 8, 2016, the appellate court affirmed the decision of the trial court. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
On April 19, 2012, a putative class action lawsuit was filed against us in the United States District Court for the Western District of Missouri styled Ronald Perras v. H&R Block, Inc., et al. (Case No. 4:12-cv-00450-DGK) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff originally sought to represent all persons nationwide (excluding citizens of Missouri) who were charged the compliance fee, and asserted claims of violation of various state consumer laws, money had and received, and unjust enrichment. In November 2013, the court compelled arbitration of the 2011 claims and stayed all proceedings with respect to those claims. In June 2014, the court denied class certification of the remaining 2012 claims. The plaintiff filed an appeal with the Eighth Circuit Court of Appeals, which was denied on June 18, 2015. In January 2016, the plaintiff filed an amended complaint asserting claims of violation of Missouri and California state consumer laws, money had and received, and unjust enrichment, along with a motion to certify a class of all persons (excluding citizens of Missouri) who were charged the compliance fee in the state of California. We subsequently filed a motion for summary judgment on all claims. Both motions remain pending before the court. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
Form 8863 Litigation. A series of putative class action lawsuits were filed against us in various federal courts and one state court beginning on March 13, 2013. Taken together, the plaintiffs in these lawsuits purport to represent certain clients nationwide who filed Form 8863 during tax season 2013 through an H&R Block office or using H&R Block At Home® online tax services or desktop tax preparation software, and allege breach of contract, negligence and violation of state consumer laws in connection with transmission of the form. The plaintiffs seek damages, pre-judgment interest, attorneys' fees and costs. In August 2013, the plaintiff in the state court action voluntarily dismissed her case without prejudice. The Judicial Panel on Multidistrict Litigation subsequently granted our petition to consolidate the remaining federal lawsuits for coordinated pretrial proceedings in the United States District Court for the Western District of Missouri in a proceeding styled IN RE: H&R BLOCK IRS FORM 8863 LITIGATION (MDL No. 2474/

H&R Block, Inc. | Q3 FY2016 Form 10-Q	19

Case No. 4:13-MD-02474-FJG). On July 11, 2014, the MDL court granted our motion to compel arbitration for those named plaintiffs who agreed to arbitrate their claims. Plaintiffs filed a consolidated class action complaint in October 2014. We filed a motion to strike the class allegations relating to those clients who agreed to arbitration, which the court granted on January 7, 2015. The parties subsequently reached an agreement to settle the remaining claims, subject to court approval. The court granted preliminary approval of the settlement on January 12, 2016. A final approval hearing is set for May 19, 2016. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and reasonably estimable.
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

20	Q3 FY2016 Form 10-Q | H&R Block, Inc.

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
SCC has engaged in discussions with these counterparties since fiscal year 2013 regarding the bulk settlement of previously denied and potential future representation and warranty and other claims against SCC. Based on settlement discussions with these counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the claims that are the subject of these discussions. On December 5, 2014, SCC entered into a settlement agreement to resolve certain of these claims. On December 18, 2015, SCC entered into settlement agreements with two additional counterparties to resolve certain additional claims, subject to the terms and conditions set forth in the settlement agreements. The amounts paid under the settlement agreements were fully covered by prior accruals. In the event that the ongoing efforts to settle are not successful, SCC believes claim volumes may increase or litigation may result.
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
LIABILITY FOR ESTIMATED CONTINGENT LOSSES – SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subject to a high degree of management judgment and estimates may vary significantly period to period. SCC's loss estimate as of January 31, 2016, is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of prior bulk settlements, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, bulk settlement methodologies used and publicly disclosed by other market participants, the potential pro-rata realization of the claims as compared to all claims and other relevant facts and circumstances when developing its estimate of probable loss. SCC believes that the most significant of these factors are the terms expected to result from ongoing bulk settlement discussions, which have been primarily influenced by the bulk settlement methodologies used and publicly disclosed by other market participants and the anticipated pro-rata realization of the claims of particular counterparties as compared to the anticipated realization if all claims and litigation were resolved together with payment of SCC's related administration and legal expense. Changes in any one of the factors mentioned above could significantly impact the estimate.
The liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Nine months ended January 31,	2016	2015
Balance, beginning of the period	$149,765	$183,765
Provisions	4,000	10,000
Payments	(88,500)	(50,000)
Balance, end of the period	$65,265	$143,765

H&R Block, Inc. | Q3 FY2016 Form 10-Q	21

On June 11, 2015, the New York Court of Appeals, New York's highest court, upheld the New York intermediate appellate court in ACE Securities Corp. v. DB Structured Products, Inc., that the six-year statute of limitations under New York law starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. This decision applies to claims and lawsuits brought against SCC where New York law governs. New York law governs many, though not all, of the RMBS transactions into which SCC entered. However this decision would not affect representation and warranty claims and lawsuits SCC has received or may receive, for example, where the statute of limitations has been tolled by agreement or a suit was timely filed. It is possible that in response to the statute of limitations rulings in the ACE case and similar rulings in other state and federal courts, parties seeking to pursue representation and warranty claims or lawsuits with respect to trusts where the statute of limitations for representation and warranty claims against the originator has run, may seek to distinguish certain aspects of the ACE decision, pursue alternate legal theories of recovery, or assert claims against other contractual parties such as securitization trustees. For example, a recent ruling by a New York intermediate appellate court allowed a counterparty to pursue litigation on additional loans in the same trust even though only some of the loans complied with the condition precedent of timely pre-suit notice and opportunity to cure or repurchase. That New York intermediate appellate court decision has been appealed to the New York Court of Appeals. The impact on SCC, if any, from alternative legal theories seeking to avoid or distinguish the ACE decision, or judicial limitations on the ACE decision, is unclear. SCC has not accrued liabilities for claims not subject to a tolling arrangement or not asserted prior to the expiration of the applicable statute of limitations.
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
As described more fully in note 12, losses may also be incurred with respect to various indemnification claims or reserved contribution rights by underwriters, depositors, and securitization trustees in securitization transactions in which SCC participated. Losses from these indemnification claims or reserved contribution rights are frequently not subject to a stated term or limit. We have not concluded that a loss related to any of these indemnification claims or reserved contribution rights is probable, have not accrued a liability for these claims or rights, and are not able to estimate a reasonably possible loss or range of loss for these claims or rights. Accordingly, neither the accrued liability described above totaling $65.3 million, nor the estimated range of reasonably possible losses in excess of the amount accrued described above, includes any possible losses which may arise from these indemnification claims or reserved contribution rights. There can be no assurances as to the outcome or impact of these indemnification claims or reserved contribution rights. In the event of unfavorable outcomes on these claims or rights, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our business and our consolidated financial position, results of operations and cash flows.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of January 31, 2016, total approximately $392 million and consist primarily of an intercompany note receivable and a deferred tax asset. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
NOTE 14: SEGMENT INFORMATION
We operate as a single segment offering tax preparation and related services and products to clients in our offices or through H&R Block tax software, either online or using our desktop software or mobile applications. Revenues of our continuing operations are as follows:

22	Q3 FY2016 Form 10-Q | H&R Block, Inc.

(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2016	2015	2016	2015
REVENUES :
Tax preparation fees:
U.S. assisted	$268,775	$283,692	$332,463	$341,107
International	8,575	10,021	79,633	94,308
U.S. digital	39,251	36,720	45,899	42,545
	316,601	330,433	457,995	477,960
Royalties	40,387	52,284	59,245	68,508
Revenues from Refund Transfers	49,419	50,899	54,782	56,472
Revenues from Emerald Card®	13,356	13,910	38,853	39,479
Revenues from Peace of Mind® Extended Service Plan	15,736	13,492	62,764	54,308
Interest and fee income on Emerald Advance	31,603	30,288	32,334	31,439
Other	7,441	17,768	34,703	49,122
	$474,543	$509,074	$740,676	$777,288

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended January 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$52,500	$423,610	$(1,567)	$474,543
Cost of revenues	—	37,557	356,521	(1,565)	392,513
Selling, general and administrative	120	1,097	200,657	(2)	201,872
Total operating expenses	120	38,654	557,178	(1,567)	594,385
Other income, net	1	6,343	3,278	(6,567)	3,055
Interest expense on external borrowings	—	(23,467)	(106)	—	(23,573)
Other expenses, net	(78,609)	(3,212)	8,482	67,199	(6,140)
Loss from continuing operations before tax benefit	(78,728)	(6,490)	(121,914)	60,632	(146,500)
Income taxes (benefit)	3,001	(25,161)	(45,691)	—	(67,851)
Net income (loss) from continuing operations	(81,729)	18,671	(76,223)	60,632	(78,649)
Net loss from discontinued operations	—	(3,078)	(2)	—	(3,080)
Net income (loss)	(81,729)	15,593	(76,225)	60,632	(81,729)
Other comprehensive loss	(4,641)	—	(4,641)	4,641	(4,641)
Comprehensive income (loss)	$(86,370)	$15,593	$(80,866)	$65,273	$(86,370)

H&R Block, Inc. | Q3 FY2016 Form 10-Q	23

Three months ended January 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$62,482	$448,444	$(1,852)	$509,074
Cost of revenues	—	43,405	353,125	(1,852)	394,678
Selling, general and administrative	—	3,401	186,146	—	189,547
Total operating expenses	—	46,806	539,271	(1,852)	584,225
Other income, net	1,068	(1,306)	953	(411)	304
Interest expense on external borrowings	—	(8,952)	(96)	—	(9,048)
Other expenses, net	(32,121)	90	5,245	19,816	(6,970)
Income (loss) from continuing operations before taxes (benefit)	(31,053)	5,508	(84,725)	19,405	(90,865)
Income taxes (benefit)	5,895	(9,823)	(51,626)	—	(55,554)
Net income (loss) from continuing operations	(36,948)	15,331	(33,099)	19,405	(35,311)
Net income (loss) from discontinued operations	—	(2,615)	978	—	(1,637)
Net income (loss)	(36,948)	12,716	(32,121)	19,405	(36,948)
Other comprehensive income (loss)	(7,840)	3,504	(7,840)	4,336	(7,840)
Comprehensive income (loss)	$(44,788)	$16,220	$(39,961)	$23,741	$(44,788)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Nine months ended January 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$91,239	$651,125	$(1,688)	$740,676
Cost of revenues	—	59,122	774,985	(1,685)	832,422
Selling, general and administrative	3,535	18,847	413,532	(3)	435,911
Total operating expenses	3,535	77,969	1,188,517	(1,688)	1,268,333
Other income, net	1,731	17,878	4,734	(10,350)	13,993
Interest expense on external borrowings	—	(45,988)	(341)	—	(46,329)
Other expenses, net	(326,631)	(3,956)	(16,939)	336,191	(11,335)
Loss from continuing operations before tax benefit	(328,435)	(18,796)	(549,938)	325,841	(571,328)
Income tax benefit	(2,040)	(25,922)	(225,694)	—	(253,656)
Net income (loss) from continuing operations	(326,395)	7,126	(324,244)	325,841	(317,672)
Net loss from discontinued operations	—	(8,721)	(2)	—	(8,723)
Net loss	(326,395)	(1,595)	(324,246)	325,841	(326,395)
Other comprehensive loss	(22,589)	(8,444)	(22,589)	31,033	(22,589)
Comprehensive loss	$(348,984)	$(10,039)	$(346,835)	$356,874	$(348,984)

24	Q3 FY2016 Form 10-Q | H&R Block, Inc.

Nine months ended January 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$107,233	$672,000	$(1,945)	$777,288
Cost of revenues	—	66,063	749,978	(1,940)	814,101
Selling, general and administrative	—	12,598	371,533	(5)	384,126
Total operating expenses	—	78,661	1,121,511	(1,945)	1,198,227
Other income, net	3,461	2,366	1,373	(6,373)	827
Interest expense on external borrowings	—	(36,388)	(298)	—	(36,686)
Other expenses, net	(268,160)	(2,186)	(14,251)	274,141	(10,456)
Loss from continuing operations before taxes (benefit)	(264,699)	(7,636)	(462,687)	267,768	(467,254)
Income taxes (benefit)	479	(19,486)	(190,858)	—	(209,865)
Net income (loss) from continuing operations	(265,178)	11,850	(271,829)	267,768	(257,389)
Net income (loss) from discontinued operations	—	(11,458)	3,669	—	(7,789)
Net income (loss)	(265,178)	392	(268,160)	267,768	(265,178)
Other comprehensive income (loss)	(6,440)	7,765	(6,440)	(1,325)	(6,440)
Comprehensive income (loss)	$(271,618)	$8,157	$(274,600)	$266,443	$(271,618)

H&R Block, Inc. | Q3 FY2016 Form 10-Q	25

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of January 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$10,415	$179,096	$—	$189,511
Cash & cash equivalents - restricted	—	29,000	40,649	—	69,649
Receivables, net	1	446,367	383,406	—	829,774
Deferred tax assets and income taxes receivable	—	—	79,631	(50,220)	29,411
Prepaid expenses and other current assets	—	10,610	90,559	—	101,169
Investments in AFS securities	—	—	1,145	—	1,145
Total current assets	1	496,392	774,486	(50,220)	1,220,659
Mortgage loans held for investment, net	—	212,106	—	—	212,106
Property and equipment, net	—	160	290,042	—	290,202
Intangible assets, net	—	—	473,732	—	473,732
Goodwill	—	—	443,418	—	443,418
Deferred tax assets and income taxes receivable	3,736	60,588	49,563	—	113,887
Investments in subsidiaries	1,024,842	—	105,943	(1,130,785)	—
Amounts due from affiliates	—	2,045,204	1,535,377	(3,580,581)	—
Other noncurrent assets	—	86,279	33,763	—	120,042
Total assets	$1,028,579	$2,900,729	$3,706,324	$(4,761,586)	$2,874,046

Accounts payable and accrued expenses	23,583	12,466	169,932	—	205,981
Accrued salaries, wages and payroll taxes	—	1,515	121,774	—	123,289
Accrued income taxes and reserves for uncertain tax positions	4,092	54,227	—	(50,220)	8,099
Current portion of long-term debt	—	—	817	—	817
Deferred revenue and other current liabilities	—	98,490	152,356	—	250,846
Total current liabilities	27,675	166,698	444,879	(50,220)	589,032
Long-term debt	—	2,620,113	6,820	—	2,626,933
Deferred tax liabilities and reserves for uncertain tax positions	2,261	6,814	79,302	—	88,377
Deferred revenue and other noncurrent liabilities	—	1,161	105,277	—	106,438
Amounts due to affiliates	1,535,377	—	2,045,204	(3,580,581)	—
Total liabilities	1,565,313	2,794,786	2,681,482	(3,630,801)	3,410,780
Stockholders' equity (deficiency)	(536,734)	105,943	1,024,842	(1,130,785)	(536,734)
Total liabilities and stockholders' equity	$1,028,579	$2,900,729	$3,706,324	$(4,761,586)	$2,874,046

26	Q3 FY2016 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of January 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$969,387	$352,015	$(268)	$1,321,134
Cash & cash equivalents - restricted	—	3,459	47,626	—	51,085
Receivables, net	—	436,907	340,546	—	777,453
Deferred tax assets and income taxes receivable	—	79,064	163,300	(74,538)	167,826
Prepaid expenses and other current assets	—	10,426	82,550	—	92,976
Investments in AFS securities	—	367,745	100	—	367,845
Total current assets	—	1,866,988	986,137	(74,806)	2,778,319
Mortgage loans held for investment, net	—	245,663	—	—	245,663
Property and equipment, net	—	136	308,669	—	308,805
Intangible assets, net	—	—	443,329	—	443,329
Goodwill	—	—	442,961	—	442,961
Deferred tax assets and income taxes receivable	—	27,505	(14,064)	—	13,441
Investments in subsidiaries	635,258	—	69,988	(705,246)	—
Amounts due from affiliates	513,204	459,955	1,029	(974,188)	—
Other noncurrent assets	—	104,869	41,554	—	146,423
Total assets	$1,148,462	$2,705,116	$2,279,603	$(1,754,240)	$4,378,941

Commercial paper borrowings	$—	$591,486	$—	$—	$591,486
Customer banking deposits	—	1,286,484	—	(268)	1,286,216
Accounts payable and accrued expenses	1,048	7,216	164,064	—	172,328
Accrued salaries, wages and payroll taxes	—	1,929	116,583	—	118,512
Accrued income taxes and reserves for uncertain tax positions	—	53,655	22,502	(74,538)	1,619
Current portion of long-term debt	—	—	781	—	781
Deferred revenue and other current liabilities	—	170,981	129,181	—	300,162
Total current liabilities	1,048	2,111,751	433,111	(74,806)	2,471,104
Long-term debt	—	497,823	7,637	—	505,460
Deferred tax liabilities and reserves for uncertain tax positions	—	23,791	120,245	—	144,036
Deferred revenue and other noncurrent liabilities	—	1,763	110,193	—	111,956
Amounts due to affiliates	1,029	—	973,159	(974,188)	—
Total liabilities	2,077	2,635,128	1,644,345	(1,048,994)	3,232,556
Stockholders' equity	1,146,385	69,988	635,258	(705,246)	1,146,385
Total liabilities and stockholders' equity	$1,148,462	$2,705,116	$2,279,603	$(1,754,240)	$4,378,941

H&R Block, Inc. | Q3 FY2016 Form 10-Q	27

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$478,077	$1,529,553	$(440)	$2,007,190
Cash & cash equivalents - restricted	—	45,098	46,874	—	91,972
Receivables, net	—	80,332	87,632	—	167,964
Deferred tax assets and income taxes receivable	—	77,418	96,849	—	174,267
Prepaid expenses and other current assets	—	7,771	62,512	—	70,283
Investments in AFS securities	—	434,924	4,701	—	439,625
Total current assets	—	1,123,620	1,828,121	(440)	2,951,301
Mortgage loans held for investment, net	—	239,338	—	—	239,338
Property and equipment, net	—	218	311,169	—	311,387
Intangible assets, net	—	—	432,142	—	432,142
Goodwill	—	—	441,831	—	441,831
Deferred tax assets and income taxes receivable	—	44,788	—	(31,327)	13,461
Investments in subsidiaries	1,371,677	—	116,870	(1,488,547)	—
Amounts due from affiliates	463,434	134,094	1,058	(598,586)	—
Other noncurrent assets	—	81,075	44,885	—	125,960
Total assets	$1,835,111	$1,623,133	$3,176,076	$(2,118,900)	$4,515,420

Customer banking deposits	$—	$744,681	$—	$(440)	$744,241
Accounts payable and accrued expenses	1,104	7,672	222,546	—	231,322
Accrued salaries, wages and payroll taxes	—	1,946	142,798	—	144,744
Accrued income taxes and reserves for uncertain tax positions	—	49,529	385,155	—	434,684
Current portion of long-term debt	—	—	790	—	790
Deferred revenue and other current liabilities	—	177,063	145,445	—	322,508
Total current liabilities	1,104	980,891	896,734	(440)	1,878,289
Long-term debt	—	497,893	7,405	—	505,298
Deferred tax liabilities and reserves for uncertain tax positions	—	25,696	148,217	(31,327)	142,586
Deferred revenue and other noncurrent liabilities	—	1,783	154,515	—	156,298
Amounts due to affiliates	1,058	—	597,528	(598,586)	—
Total liabilities	2,162	1,506,263	1,804,399	(630,353)	2,682,471
Stockholders' equity	1,832,949	116,870	1,371,677	(1,488,547)	1,832,949
Total liabilities and stockholders' equity	$1,835,111	$1,623,133	$3,176,076	$(2,118,900)	$4,515,420

28	Q3 FY2016 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Nine months ended January 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$—	$(403,132)	$(1,023,817)	$—	$(1,426,949)
Cash flows from investing:
Sales, maturities of and payments received on AFS securities	—	430,460	5,920	—	436,380
Principal payments on mortgage loans held for investment, net	—	24,664	—	—	24,664
Capital expenditures	—	(24)	(66,394)	—	(66,418)
Payments made for business acquisitions, net of cash acquired	—	—	(85,329)	—	(85,329)
Loans made to franchisees	—	(20,940)	(437)	—	(21,377)
Repayments from franchisees	—	22,006	228	—	22,234
Intercompany payments/investments in subsidiaries	—	(1,871,617)	(2,024,025)	3,895,642	—
Other, net	—	(5,455)	9,342	—	3,887
Net cash provided by (used in) investing activities	—	(1,420,906)	(2,160,695)	3,895,642	314,041
Cash flows from financing:
Repayments of long-term debt	—	(225,000)	—	—	(225,000)
Proceeds from long-term debt	—	2,346,831	—	—	2,346,831
Customer banking deposits, net	—	(327,145)	—	440	(326,705)
Transfer of HRB Bank deposits	—	(419,028)	—	—	(419,028)
Dividends paid	(157,530)	—	—	—	(157,530)
Repurchase of common stock, including shares surrendered	(1,888,595)	—	—	—	(1,888,595)
Proceeds from exercise of stock options	25,803	—	—	—	25,803
Intercompany borrowings	2,024,025	—	1,871,617	(3,895,642)	—
Other, net	(3,703)	(19,282)	(20,987)	—	(43,972)
Net cash provided by (used in) financing activities	—	1,356,376	1,850,630	(3,895,202)	(688,196)
Effects of exchange rates on cash	—	—	(16,575)	—	(16,575)
Net decrease in cash and cash equivalents	—	(467,662)	(1,350,457)	440	(1,817,679)
Cash and cash equivalents at beginning of the period	—	478,077	1,529,553	(440)	2,007,190
Cash and cash equivalents at end of the period	$—	$10,415	$179,096	$—	$189,511

H&R Block, Inc. | Q3 FY2016 Form 10-Q	29

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Nine months ended January 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$—	$(290,104)	$(957,096)	$—	$(1,247,200)
Cash flows from investing:
Sales, maturities of and payments received on AFS securities	—	68,013	—	—	68,013
Principal payments on mortgage loans held for investment, net	—	18,098	—	—	18,098
Capital expenditures	—	(119)	(98,757)	—	(98,876)
Payments made for business acquisitions, net of cash acquired	—	—	(112,163)	—	(112,163)
Loans made to franchisees	—	(47,835)	(178)	—	(48,013)
Repayments from franchisees	—	33,927	237	—	34,164
Intercompany payments/investments in subsidiaries	—	(128,713)	(159,234)	287,947	—
Other, net	—	(1,925)	8,004	—	6,079
Net cash used in investing activities	—	(58,554)	(362,091)	287,947	(132,698)
Cash flows from financing:
Repayments of commercial paper and other short-term borrowings	—	(457,576)	—	—	(457,576)
Proceeds from commercial paper and other short-term borrowings	—	1,049,062	—	—	1,049,062
Repayments of long-term debt	—	(400,000)	—	—	(400,000)
Customer banking deposits, net	—	514,183	—	832	515,015
Dividends paid	(164,905)	—	—	—	(164,905)
Repurchase of common stock, including shares surrendered	(10,355)	—	—	—	(10,355)
Proceeds from exercise of stock options	16,026	—	—	—	16,026
Intercompany borrowings	159,234	—	128,713	(287,947)	—
Other, net	—	—	(15,993)	—	(15,993)
Net cash provided by financing activities	—	705,669	112,720	(287,115)	531,274
Effects of exchange rates on cash	—	—	(15,549)	—	(15,549)
Net increase (decrease) in cash and cash equivalents	—	357,011	(1,222,016)	832	(864,173)
Cash and cash equivalents at beginning of the period	—	612,376	1,574,031	(1,100)	2,185,307
Cash and cash equivalents at end of the period	$—	$969,387	$352,015	$(268)	$1,321,134

30	Q3 FY2016 Form 10-Q | H&R Block, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RECENT DEVELOPMENTS
DIVESTITURE OF H&R BLOCK BANK – In April 2014, our subsidiaries, HRB Bank and Block Financial, the sole shareholder of HRB Bank, entered into a definitive Purchase and Assumption Agreement with BofI pursuant to which we agreed to sell certain assets and liabilities, including all of the deposit liabilities of HRB Bank, to BofI (referred to herein as the P&A Transaction). On August 4, 2015, HRB Bank, Block Financial and BofI received regulatory approvals for the P&A Transaction. On August 5, 2015, HRB Bank, Block Financial and BofI entered into an Amended and Restated Purchase and Assumption Agreement. On August 31, 2015, we completed the P&A Transaction and made a net cash payment to BofI of $419 million, which was approximately equal to the carrying value of the liabilities (including all deposit liabilities) assumed by BofI. In connection with the closing, we liquidated the AFS securities previously held by HRB Bank.
In connection with the closing of the P&A Transaction we and certain of our affiliated entities entered into the Program Management Agreement, dated August 31, 2015 (PMA), the RPA, and the Guaranty Agreement, dated August 31, 2015 (Guaranty Agreement). The PMA, RPA and Guaranty Agreement set forth the terms under which BofI offers H&R Block-branded financial products and services that we distribute to our clients. Under these agreements, one of our affiliated entities also provides certain marketing, servicing and operational support to BofI for such financial products and services, the performance of which is guaranteed by the Company.
A more detailed description of the terms of the PMA, RPA and Guaranty Agreement is set forth under Item 1.01 of the Company's Current Report on Form 8-K filed with the SEC on April 10, 2014 (as supplemented by the description of the revised terms of the PMA set forth under Item 1.01 of the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2015). The foregoing descriptions of the PMA, RPA and Guaranty Agreement (including the description incorporated herein by reference) do not purport to be complete and are subject to, and qualified in their entirety by, reference to the PMA, RPA and Guaranty Agreement, which were attached as Exhibits 10.1, 10.2 and 10.3, respectively, to the Company's Current Report on Form 8-K filed with the SEC on September 1, 2015, each of which is incorporated herein by reference.
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
CAPITAL STRUCTURE – On September 1, 2015, we announced our intent to establish a new capital structure, which included a new $3.5 billion share repurchase program approved by our Board of Directors, a new committed line of credit, and incremental debt. In September and October, 2015, we (i) as a part of the announced share repurchase program, completed our “modified Dutch auction” tender offer and purchased $1.5 billion of our common stock at a price of $37.00 per share; (ii) terminated our previous committed line of credit agreement and entered into a new five-year, $2.0 billion Credit and Guarantee Agreement; and (iii) issued $650.0 million of 4.125% Senior Notes due October 1, 2020, and $350.0 million of 5.250% Senior Notes due October 1, 2025. As disclosed above, proceeds of the 2020 Senior Notes and the 2025 Senior Notes, and cash on hand, were used to repurchase shares, all as discussed below and Item 1, note 3 and note 7 to the consolidated financial statements.

H&R Block, Inc. | Q3 FY2016 Form 10-Q	31

RESULTS OF OPERATIONS
A summary of the financial results for our operations is as follows:

Operating Statistics (U.S. only)
Nine months ended January 31,	2016	2015	Change	% Change
Tax returns prepared: (in 000s)
Company-owned operations	1,413	1,532	(119)	(7.8)%
Franchise operations	766	947	(181)	(19.1)%
Total assisted	2,179	2,479	(300)	(12.1)%

Desktop	189	180	9	5.0%
Online	1,075	1,027	48	4.7%
Total Tax Software	1,264	1,207	57	4.7%

Free File Alliance	127	129	(2)	(1.6)%
Total U.S. returns	3,570	3,815	(245)	(6.4)%

As of January 31,	2016	2015	Change	% Change
Tax offices:
Company-owned offices	6,614	6,365	249	3.9%
Franchise offices	3,599	3,921	(322)	(8.2)%
Total U.S. offices	10,213	10,286	(73)	(0.7)%

32	Q3 FY2016 Form 10-Q | H&R Block, Inc.

Consolidated – Financial Results			(in 000s)
Three months ended January 31,	2016	2015	$ Change	% Change
Tax preparation fees:
U.S. assisted	$268,775	$283,692	$(14,917)	(5.3)%
International	8,575	10,021	(1,446)	(14.4)%
U.S. digital	39,251	36,720	2,531	6.9%
	316,601	330,433	(13,832)	(4.2)%
Royalties	40,387	52,284	(11,897)	(22.8)%
Revenues from Refund Transfers	49,419	50,899	(1,480)	(2.9)%
Revenues from Emerald Card®	13,356	13,910	(554)	(4.0)%
Revenues from Peace of Mind® Extended Service Plan	15,736	13,492	2,244	16.6%
Interest and fee income on Emerald Advance	31,603	30,288	1,315	4.3%
Other	7,441	17,768	(10,327)	(58.1)%
Total revenues	474,543	509,074	(34,531)	(6.8)%

Compensation and benefits:
Field wages	154,098	161,921	(7,823)	(4.8)%
Other wages	48,786	45,983	2,803	6.1%
Benefits and other compensation	42,684	39,132	3,552	9.1%
	245,568	247,036	(1,468)	(0.6)%
Occupancy and equipment	96,157	92,855	3,302	3.6%
Marketing and advertising	93,708	87,569	6,139	7.0%
Depreciation and amortization	45,303	43,291	2,012	4.6%
Bad debt	35,734	39,283	(3,549)	(9.0)%
Supplies	6,219	6,981	(762)	(10.9)%
Other	71,696	67,210	4,486	6.7%
Total operating expenses	594,385	584,225	10,160	1.7%
Other income	3,055	304	2,751	**
Interest expense on borrowings	(23,573)	(9,048)	(14,525)	(160.5)%
Other expenses	(6,140)	(6,970)	830	11.9%
Pretax loss	(146,500)	(90,865)	(55,635)	(61.2)%
Income tax benefit	(67,851)	(55,554)	(12,297)	(22.1)%
Net loss from continuing operations	(78,649)	(35,311)	(43,338)	(122.7)%
Net loss from discontinued operations	(3,080)	(1,637)	(1,443)	(88.1)%
Net loss	$(81,729)	$(36,948)	(44,781)	(121.2)%

Basic and diluted loss per share:
Continuing operations	$(0.34)	$(0.13)	$(0.21)	(161.5)%
Discontinued operations	(0.01)	—	(0.01)	**
Consolidated	$(0.35)	$(0.13)	$(0.22)	(169.2)%

EBITDA from continuing operations (1)	$(77,626)	$(38,302)	$(39,324)	(102.7)%
EBITDA from continuing operations - adjusted (1)	(77,495)	(36,508)	$(40,987)	(112.3)%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended January 31, 2016 compared to January 31, 2015
Revenues decreased $34.5 million, or 6.8%, over the prior year. U.S. assisted tax preparation fees declined $14.9 million, or 5.3%, and royalties declined $11.9 million, or 22.8%, due primarily to lower tax return volumes, which were partially offset by improved rate and mix.

H&R Block, Inc. | Q3 FY2016 Form 10-Q	33

Other revenues declined $10.3 million, or 58.1%, primarily due to the presentation of income from our mortgage loan portfolio and investments in AFS securities as other income in the current year rather than revenue in the prior year (see Item 1, note 1 to the consolidated financial statements).
Total operating expenses increased $10.2 million, or 1.7%, from the prior year. Occupancy costs increased $3.3 million, or 3.6%, and depreciation and amortization expense increased $2.0 million, or 4.6%, due primarily to acquisitions of franchisee and competitor businesses and improvements to existing offices. Marketing and advertising costs increased $6.1 million, or 7.0%, due to planned increases in tax season spend, including our new sweepstakes campaign.
Interest expense on borrowings increased $14.5 million due to the issuance of our Senior Notes and outstanding balances on the 2015 CLOC, as discussed in Item 1, note 7 to the consolidated financial statements.
See Item 1, note 9 to the consolidated financial statements for discussion of the impact of income taxes for the period.
Tax returns prepared in company-owned and franchise offices through February 28, 2016 decreased 7.9% from the prior year. Paid returns prepared using our digital products decreased 3.3% through February 28, 2016 from the prior year. Our business is highly seasonal and results for the quarter ended January 31, as well as results for the period ended February 28, may not be indicative of results for the entire fiscal year.

34	Q3 FY2016 Form 10-Q | H&R Block, Inc.

Consolidated – Financial Results			(in 000s)
Nine months ended January 31,	2016	2015	$ Change	% Change
Tax preparation fees:
U.S. assisted	$332,463	$341,107	$(8,644)	(2.5)%
International	79,633	94,308	(14,675)	(15.6)%
U.S. digital	45,899	42,545	3,354	7.9%
	457,995	477,960	(19,965)	(4.2)%
Royalties	59,245	68,508	(9,263)	(13.5)%
Revenues from Refund Transfers	54,782	56,472	(1,690)	(3.0)%
Revenues from Emerald Card®	38,853	39,479	(626)	(1.6)%
Revenues from Peace of Mind® Extended Service Plan	62,764	54,308	8,456	15.6%
Interest and fee income on Emerald Advance	32,334	31,439	895	2.8%
Other	34,703	49,122	(14,419)	(29.4)%
Total revenues	740,676	777,288	(36,612)	(4.7)%

Compensation and benefits:
Field wages	253,561	264,822	(11,261)	(4.3)%
Other wages	136,782	131,544	5,238	4.0%
Benefits and other compensation	89,970	87,223	2,747	3.1%
	480,313	483,589	(3,276)	(0.7)%
Occupancy and equipment	280,953	260,231	20,722	8.0%
Marketing and advertising	115,204	108,227	6,977	6.4%
Depreciation and amortization	127,746	115,906	11,840	10.2%
Bad debt	38,921	44,032	(5,111)	(11.6)%
Supplies	13,346	17,582	(4,236)	(24.1)%
Other	211,850	168,660	43,190	25.6%
Total operating expenses	1,268,333	1,198,227	70,106	5.9%
Other income	13,993	827	13,166	**
Interest expense on borrowings	(46,329)	(36,686)	(9,643)	(26.3)%
Other expenses	(11,335)	(10,456)	(879)	(8.4)%
Pretax loss	(571,328)	(467,254)	(104,074)	(22.3)%
Income tax benefit	(253,656)	(209,865)	(43,791)	(20.9)%
Net loss from continuing operations	(317,672)	(257,389)	(60,283)	(23.4)%
Net loss from discontinued operations	(8,723)	(7,789)	(934)	(12.0)%
Net loss	$(326,395)	$(265,178)	$(61,217)	(23.1)%

Basic and diluted loss per share:
Continuing operations	$(1.23)	$(0.94)	$(0.29)	(30.9)%
Discontinued operations	(0.04)	(0.03)	(0.01)	(33.3)%
Consolidated	$(1.27)	$(0.97)	$(0.30)	(30.9)%

EBITDA from continuing operations (1)	$(397,075)	$(314,153)	$(82,922)	(26.4)%
EBITDA from continuing operations - adjusted (1)	(383,601)	(311,845)	$(71,756)	(23.0)%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Nine months ended January 31, 2016 compared to January 31, 2015
Revenues decreased $36.6 million, or 4.7%, over the prior year. U.S. assisted tax preparation fees declined $8.6 million, or 2.5%, and royalties declined $9.3 million, or 13.5%, due primarily to a decline in tax return volumes. Tax returns prepared in company-owned offices declined 7.8% compared with the prior year, and tax returns prepared in franchise offices declined 19.1%. Declining volumes were partially offset by improved rate and mix.

H&R Block, Inc. | Q3 FY2016 Form 10-Q	35

Revenues in our international operations were essentially flat in local currency dollars, but changes in foreign currency exchange rates since the prior year resulted in lower U.S. dollar revenues.
Other revenues declined $14.4 million, or 29.4%, primarily due to the presentation of income from our mortgage loan portfolio and investments in AFS securities as other income in the current year rather than revenue in the prior year (see Item 1, note 1 to the consolidated financial statements).
Total operating expenses increased $70.1 million, or 5.9%, from the prior year. Occupancy costs increased $20.7 million, or 8.0%, and depreciation and amortization expense increased $11.8 million, or 10.2%, due primarily to acquisitions of franchisee and competitor businesses and improvements to existing offices. Bad debt expense declined $5.1 million, or 11.6%, primarily due to credit risk which is now limited to our 90% participation interest in EAs originated by BofI. Other expenses increased $43.2 million, or 25.6%, from the prior year, primarily due to higher professional fees related to changes in our capital structure and costs related to the divestiture of HRB Bank. We also incurred additional costs related to consulting expenses, and POM- related claims.
Other income increased $13.2 million primarily due to realized gains from the sale of AFS securities previously held by HRB Bank and the inclusion of income on our mortgage loan portfolio as discussed above and in Item 1, note 10 to the consolidated financial statements.
Interest expense on borrowings increased $9.6 million, or 26.3%, due to the issuance of our Senior Notes and outstanding balances on the 2015 CLOC, as discussed in Item 1, note 7 to the consolidated financial statements.
See Item 1, note 9 to the consolidated financial statements for discussion of the impact of income taxes for the period.
DISCONTINUED OPERATIONS
Discontinued operations include our discontinued mortgage operations.
CONTINGENT LOSSES – SCC has accrued a liability as of January 31, 2016, for estimated contingent losses arising from representation and warranty claims of $65.3 million. See Item 1, note 13 to the consolidated financial statements for changes in this accrual. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and other factors. Changes in any one of these factors could significantly impact the estimate.
Losses may also be incurred with respect to various indemnification claims by underwriters, depositors and securitization trustees in securitization transactions in which SCC participated. SCC has not concluded that a loss is probable or reasonably estimable related to these indemnification claims, therefore there is no accrued liability for these contingent losses as of January 31, 2016.
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
Given the likely availability of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of January 31, 2016 are sufficient to meet our operating and financing needs.

36	Q3 FY2016 Form 10-Q | H&R Block, Inc.

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the nine months ended January 31, 2016 and 2015. See Item 1 for the complete statements of cash flows for these periods.

	(in 000s)
Nine months ended January 31,	2016	2015
Net cash provided by (used in):
Operating activities	$(1,426,949)	$(1,247,200)
Investing activities	314,041	(132,698)
Financing activities	(688,196)	531,274
Effects of exchange rates on cash	(16,575)	(15,549)
Net change in cash and cash equivalents	$(1,817,679)	$(864,173)

Operating Activities. Cash used in operations increased, primarily due to higher operating losses, higher receivables resulting from delays in IRS fundings and settlement payments on representation and warranty claims.
Investing Activities. Cash provided by investing activities totaled $314.0 million for the nine months ended January 31, 2016 compared to a use of $132.7 million in the prior year period. This change resulted from proceeds of $388.0 million on the sale of substantially all AFS securities during the year, a decrease of $26.8 million in payments for business acquisitions, and a decrease of $32.5 million in capital expenditures.
Financing Activities. Cash used in financing activities totaled $688.2 million for the nine months ended January 31, 2016 compared to cash provided of $531.3 million in the prior year period. As described more fully below, changes in cash from financing activities resulted primarily from share repurchase activity and changes in customer deposit balances including the sale of deposits to BofI, partially offset by the issuance of new debt.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $157.5 million and $164.9 million for the nine months ended January 31, 2016 and 2015, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
In September 2015, we announced that our Board of Directors approved a new $3.5 billion share repurchase program, effective through June 2019. As a part of the repurchase program, in the current year, we purchased $1.9 billion of our common stock at an average price of $36.02 per share. See Item 1, note 3 to the consolidated financial statements for additional information. Although we may continue to repurchase shares, there is no assurance that we will purchase up to the full board authorization.
Divestiture of HRB Bank. At the time of the closing of the P&A Transaction, we made a one-time cash payment to BofI of $419 million, which was approximately equal to the carrying value of the liabilities (including all deposit liabilities) assumed by BofI. In connection with the closing, we liquidated the AFS securities previously held by HRB Bank and received proceeds of $388 million on the sale.
See additional discussion in Item 1, note 2 to the consolidated financial statements, and below under "Regulatory Environment."
Capital Investment. Our business is not capital intensive. Capital expenditures totaled $66.4 million and $98.9 million for the nine months ended January 31, 2016 and 2015, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. We also made payments to acquire franchisee and competitor businesses totaling $85.3 million and $112.2 million for the nine months ended January 31, 2016 and 2015, respectively.

H&R Block, Inc. | Q3 FY2016 Form 10-Q	37

FINANCING RESOURCES – On September 25, 2015, we issued $650.0 million of 4.125% Senior Notes due October 1, 2020, and $350.0 million of 5.250% Senior Notes due October 1, 2025. Proceeds of these Senior Notes, and cash on hand, were used to repurchase shares, as discussed in Item 1, note 3 to the consolidated financial statements.
Our new 2015 CLOC has capacity up to $2.0 billion, and is scheduled to expire in September 2020. See Item 1, note 7 to the consolidated financial statements for discussion of the Senior Notes and our 2015 CLOC. We had an outstanding balance of $1.1 billion under the 2015 CLOC as of January 31, 2016, compared to commercial paper borrowings of $591.5 million at January 31, 2015. We intend to borrow amounts under the 2015 CLOC from time to time, rather than issuing commercial paper, to support our working capital needs or for other general corporate purposes. Borrowings under the 2015 CLOC are presented as long-term due to their contractual maturity; however, we anticipate paying off the current balance on the CLOC by the end of the fiscal year.
Our 5.125% Senior Notes with a principal amount of $400 million matured in October 2014 and, utilizing available cash on hand, we repaid them according to their terms.
The following table provides ratings for debt issued by Block Financial as of January 31, 2016 and April 30, 2015:

As of	January 31, 2016			April 30, 2015
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-2	Baa2	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Negative
There have been no other material changes in our borrowings from those reported as of April 30, 2015 in our Annual Report on Form 10-K.
CASH AND INVESTMENT SECURITIES – As of January 31, 2016, we held cash and cash equivalents of $189.5 million, including $68.3 million held by our foreign subsidiaries.
As discussed above, we liquidated the AFS securities previously held by HRB Bank in connection with the closing of the P&A Transaction on August 31, 2015. We received proceeds of $388.0 million and recorded gains of $8.4 million on these sales.
As of January 31, 2016, cash and cash equivalents – restricted consisted primarily of cash held by our captive insurance subsidiary and for the benefit of our discontinued mortgage operations.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of January 31, 2016.
As of January 31, 2016, our Canadian operations had repaid their U.S. dollar denominated borrowings owed to various U.S. subsidiaries. Non-borrowed funds would have to be repatriated to be available to fund domestic operations, and in certain circumstances this would trigger additional income taxes on those amounts. We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $16.6 million during the nine months ended January 31, 2016 compared to $15.5 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – As discussed above, during the quarter ended October 31, 2015, we issued Senior Notes and during the quarter ended January 31, 2016, we borrowed on the 2015 CLOC. In addition, as discussed above, as a result of the divestiture of HRB Bank, BofI has assumed the deposit liabilities of HRB Bank.
We had an outstanding balance of $1.1 billion under the 2015 CLOC as of January 31, 2016. We intend to borrow amounts under the 2015 CLOC from time to time in the future, rather than issuing commercial paper, to support our working capital needs or for other general corporate purposes.
In connection with the P&A Transaction we entered into the RPA dated August 31, 2015 with BofI. Pursuant to the RPA, we are required to purchase a 90% participation interest, at par, in all EAs originated by BofI throughout the term of the RPA. At January 31, 2016 the principal balance of purchased participation interests totaled $374.5 million.

38	Q3 FY2016 Form 10-Q | H&R Block, Inc.

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

H&R Block, Inc. | Q3 FY2016 Form 10-Q	39

The following is a reconciliation of our reported results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

		(in 000s)
Three months ended January 31,	2016		2015
	EBITDA	Loss	EBITDA	Loss

As reported - from continuing operations	$(77,626)	$(78,649)	$(38,302)	$(35,311)

Adjustments (pretax):
Loss contingencies - litigation	328	328	337	337
Professional fees related to HRB Bank and recapitalization transactions	(96)	(96)	6	6
Gain on sales of tax offices/businesses	(101)	(101)	1,451	1,451
Tax effect of adjustments	—	(129)	—	(683)
	131	2	1,794	1,111

As adjusted - from continuing operations	$(77,495)	$(78,647)	$(36,508)	$(34,200)

		$(0.34)		$(0.13)

		(in 000s)
Nine months ended January 31,	2016		2015
	EBITDA	Loss	EBITDA	Loss

As reported - from continuing operations	$(397,075)	$(317,672)	$(314,153)	$(257,389)

Adjustments (pretax):
Loss contingencies - litigation	1,017	1,017	609	609
Severance	—	—	1,051	1,051
Professional fees related to HRB Bank and recapitalization transactions	20,722	20,722	120	120
Gains on AFS securities, net	(8,138)	(8,138)	(24)	(24)
Gain on sales of tax offices/businesses	(127)	(127)	552	552
Tax effect of adjustments	—	(5,129)	—	(877)
	13,474	8,345	2,308	1,431

As adjusted - from continuing operations	$(383,601)	$(309,327)	$(311,845)	$(255,958)

		$(1.20)		$(0.94)

40	Q3 FY2016 Form 10-Q | H&R Block, Inc.

The following is a reconciliation of EBITDA:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2016	2015	2016	2015
Net loss - as reported	$(81,729)	$(36,948)	$(326,395)	$(265,178)
Add back:
Discontinued operations	3,080	1,637	8,723	7,789
Income taxes of continuing operations	(67,851)	(55,554)	(253,656)	(209,865)
Interest expense of continuing operations	23,571	9,272	46,507	37,195
Depreciation and amortization of continuing operations	45,303	43,291	127,746	115,906
	4,103	(1,354)	(70,680)	(48,975)
EBITDA from continuing operations	$(77,626)	$(38,302)	$(397,075)	$(314,153)

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
In connection with the closing of the P&A transaction, we liquidated the AFS securities previously held by HRB Bank and received proceeds of $388.0 million on the sale and transferred deposit liabilities to BofI, as previously discussed in Item 1, note 2 to the consolidated financial statements. In addition, we issued new debt as part of our new capital structure, as discussed in Item 2, under "Capital Structure."
There have been no other material changes in our market risks from those reported at April 30, 2015 in our Annual Report on Form 10-K.

H&R Block, Inc. | Q3 FY2016 Form 10-Q	41

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2016 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1 - November 30	1	$37.26	—	$2,000,000
December 1 - December 31	6,728	$33.09	6,726	$1,777,508
January 1 - January 31	5,244	$32.28	5,243	$1,608,342
	11,973	$32.72	11,969

(1)
We purchased approximately 4 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units.

(2)	In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

42	Q3 FY2016 Form 10-Q | H&R Block, Inc.

ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

12.1	Computation of Ratio of Earnings to Fixed Charges for H&R Block, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges for Block Financial LLC.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

H&R Block, Inc. | Q3 FY2016 Form 10-Q	43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
March 11, 2016

/s/ Gregory J. Macfarlane
Gregory J. Macfarlane
Chief Financial Officer
March 11, 2016

/s/ Jeffrey T. Brown
Jeffrey T. Brown
Chief Accounting and Risk Officer
March 11, 2016

44	Q3 FY2016 Form 10-Q | H&R Block, Inc.