Form 10-K
period 2016-04-30
H&R BLOCK INC
filed 2016-06-17
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-06089
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the registrant's Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2015, was $8,763,578,047.
Number of shares of the registrant's Common Stock, without par value, outstanding on May 31, 2016: 220,517,257.
Documents incorporated by reference
The definitive proxy statement for the registrant's Annual Meeting of Shareholders, to be held September 8, 2016, is incorporated by reference in Part III to the extent described therein.

2016 FORM 10-K AND ANNUAL REPORT

INTRODUCTION
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Specified portions of our proxy statement are "incorporated by reference" in response to certain items. Our proxy statement will be made available to shareholders in July 2016, and will also be available on our website at www.hrblock.com.
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
PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri and has subsidiaries that provide tax preparation and other services. A complete list of our subsidiaries as of April 30, 2016 can be found in Exhibit 21.
We provide assisted income tax return preparation, digital do-it-yourself (DIY) tax solutions and other services and products related to income tax return preparation to the general public primarily in the United States (U.S.), Canada, Australia, and their respective territories.
RECENT DEVELOPMENTS –
Divestiture of H&R Block Bank. In April 2014, our subsidiaries, H&R Block Bank (HRB Bank) and Block Financial LLC (Block Financial), the sole shareholder of HRB Bank, entered into a definitive Purchase and Assumption Agreement with BofI Federal Bank, a federal savings bank (BofI), pursuant to which we agreed to sell certain assets and liabilities, including all of the deposit liabilities of HRB Bank, to BofI (referred to herein as the P&A Transaction). On August 4, 2015, HRB Bank, Block Financial and BofI received regulatory approvals for the P&A Transaction. On August 5, 2015, HRB Bank, Block Financial and BofI entered into an Amended and Restated Purchase and Assumption Agreement. On August 31, 2015, we completed the P&A Transaction and made a net cash payment to BofI of $419 million, which was

H&R Block, Inc. | 2016 Form 10-K	1

approximately equal to the carrying value of the liabilities (including all deposit liabilities) assumed by BofI. In connection with the closing, we liquidated the available-for-sale (AFS) securities previously held by HRB Bank.
In connection with the closing of the P&A Transaction we and certain of our affiliated entities entered into the Program Management Agreement, dated August 31, 2015 (PMA), the Emerald Advance Receivables Participation Agreement (RPA), and the Guaranty Agreement, dated August 31, 2015 (Guaranty Agreement). The PMA, RPA and Guaranty Agreement set forth the terms under which BofI offers H&R Block-branded financial products and services that we distribute to our clients. Under these agreements, one of our affiliated entities also provides certain marketing, servicing and operational support to BofI for such financial products and services, the performance of which is guaranteed by the Company.
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
Capital Structure. On September 1, 2015, we announced our intent to establish a new capital structure, which included a new $3.5 billion share repurchase program approved by our Board of Directors, a new committed line of credit, and the issuance of incremental public debt. In September and October, 2015, we (i) as a part of the announced share repurchase program, completed our “modified Dutch auction” tender offer and purchased $1.5 billion of our common stock at a price of $37.00 per share; (ii) terminated our previous committed line of credit agreement and entered into a new five-year, $2.0 billion Credit and Guarantee Agreement; and (iii) issued $650.0 million of 4.125% Senior Notes due October 1, 2020, and $350.0 million of 5.250% Senior Notes due October 1, 2025. Proceeds of the 2020 Senior Notes and the 2025 Senior Notes and cash on hand were used to repurchase shares, all as discussed below and in Item 8, note 8 and note 10 to the consolidated financial statements.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation services seamlessly in our offices or through our DIY tax solutions. See discussion below and in Item 8, note 17 to the consolidated financial statements.
DESCRIPTION OF BUSINESS
GENERAL – We provide assisted and DIY tax return preparation through multiple channels (including in-person, online and mobile applications, and desktop software) and related services and products to the general public primarily in the U.S., Canada, Australia, and their respective territories. Major revenue sources include fees earned for tax preparation and related services performed at company-owned retail tax offices, royalties from franchisees, sales of desktop tax preparation software, fees for online tax preparation services and fees from complementary services and products. By offering professional assisted and DIY tax solutions through multiple channels, we seek to serve our clients in the manner they choose to be served.
Tax Returns Prepared. During fiscal year 2016, 23.2 million tax returns were prepared by and through H&R Block worldwide, a decline of 4.1% from 24.2 million tax returns in each of our fiscal years 2015 and 2014. In the U.S., 19.7

2	2016 Form 10-K | H&R Block, Inc.

million tax returns were prepared by and through H&R Block during fiscal year 2016, compared to 20.6 million in 2015 and 20.8 million in 2014. Our U.S. tax returns prepared during the 2016 tax season, including those prepared by our franchisees and through our DIY solutions, constituted approximately 14% of an Internal Revenue Service (IRS) estimate of total individual income tax returns filed during the 2016 tax season, compared to approximately 15% in fiscal year 2015. See Item 7, under "Results of Operations," for further discussion of changes in the number of tax returns prepared.
ASSISTED – Assisted income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or our franchisees.
Offices. During the 2016 tax season, we, together with our franchisees, operated in 10,213 offices across the U.S. at the peak of the tax season, compared to 10,286 in the prior year. A summary of our company-owned and franchise offices is included in Item 7, under "Operating Statistics." Additional year-round tax support, planning, and business accounting and advisory services are offered to clients in Block Advisors offices beginning in fiscal year 2016.
Franchises. We offer franchises as a way to expand our presence in certain geographic areas. Our franchise arrangements provide us with certain rights designed to protect our brand. Most of our franchisees receive, among other things, the right to use our trademark and software, access to product offerings and expertise, signs, specialized forms, advertising and initial and ongoing training and advisory services. Our franchisees pay us approximately 30% of gross tax return preparation and related service revenues as a franchise royalty in the U.S. Our franchise arrangements typically include a ten-year term and do not provide for automatic renewal.
From time to time, we have sold certain company-owned offices to existing franchisees or have acquired the assets of existing franchisees and other tax return preparation businesses, and may continue to do so if future conditions warrant and satisfactory terms can be negotiated.
DO-IT-YOURSELF – In addition to our retail offices, we offer a number of DIY tax solutions.
Online Tax Services. We develop and market DIY online income tax preparation software. We offer a comprehensive range of online tax services, including preparation of federal and state income tax returns, review of tax returns by a tax professional, access to tax tips, advice and tax-related news, use of calculators for tax planning, error checking and electronic filing. Our online software may be accessed through our website at www.hrblock.com.
We are a member of Free File, Inc., also referred to as the Free File Alliance (FFA). This alliance was created by the tax return preparation industry and the IRS, and allows qualified filers with an adjusted gross income of $62,000 or less to prepare and file their federal return online at no charge. We believe this program provides a valuable public service and increases our visibility with new clients.
We develop and offer applications for mobile devices which provide tax return preparation and related services and products to clients, including online tax preparation and tools that complement our other tax preparation services and products.
Desktop Software. We develop and market DIY desktop income tax preparation software. Our desktop software offers a simple, step-by-step tax preparation interview, data imports from money management software, calculations, completion of the appropriate tax forms, error checking and electronic filing. Our desktop software may be purchased online, through third-party retail stores or via direct mail.
OTHER OFFERINGS – In addition to our tax services and products, we also offer clients a number of additional services, including refund transfers that include a fee deduction feature (RTs), H&R Block Emerald Advance® lines of credit (EAs), H&R Block Emerald Prepaid MasterCard®, our Peace of Mind® Extended Service Plan (POM), Tax Identity Shield® (TIS), and, for our Canadian clients, a refund discount (Cash Back®) program. RTs, EAs and the H&R Block Emerald Prepaid MasterCard® are offered through our relationship with BofI.
Refund Transfers. RTs enable clients to receive their tax refunds by their chosen method of disbursement and include a feature enabling clients to deduct tax preparation and service fees from their tax refunds. Clients may choose to receive their RT proceeds by direct deposit to a deposit account, by a load to their H&R Block Emerald Prepaid MasterCard® or by receiving a check. RTs are available to U.S. clients and are frequently obtained by those who (1) do not have bank accounts into which the IRS can direct deposit their refunds; (2) like the convenience and benefits of a temporary account for receipt of their refund; or (3) prefer to have their tax preparation fees paid directly out of

H&R Block, Inc. | 2016 Form 10-K	3

their refunds. Following the divestiture of HRB Bank, we facilitate RTs offered by BofI. We offer a similar program to our Canadian clients, referred to as Pay With RefundTM.
H&R Block Emerald Advance® Lines of Credit. EAs are unsecured lines of credit offered to clients in our offices, typically from late November through mid-January, currently in an amount not to exceed $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be utilized year-round. Borrowers have the option to pay down balances on EAs with their tax refunds. Following the divestiture of HRB Bank, these lines of credit are now offered by BofI, and we subsequently purchase a participation interest in the outstanding balances.
H&R Block Emerald Prepaid Mastercard®. The H&R Block Emerald Prepaid MasterCard® enables clients to receive their tax refunds from the IRS directly on a prepaid debit card, or to direct RT proceeds to the card. The card can be used for everyday purchases, bill payments and ATM withdrawals anywhere MasterCard® is accepted. Additional funds can be added to the card year-round through direct deposit or at participating retail locations. Following the divestiture of HRB Bank, we distribute the H&R Block Emerald Prepaid MasterCard® offered by BofI.
Peace of Mind® Extended Service Plan. In addition to our standard guarantee, we offer POM to U.S. clients, whereby we (1) represent our clients if they are audited by the IRS, and (2) assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to H&R Block. The additional taxes paid under POM have a cumulative limit of $6,000 with respect to the federal, state and local tax returns we prepared for applicable clients during the taxable year protected by POM.
Tax Identity Shield®. This service program offers clients assistance obtaining additional IRS identity protection, when eligible, to better protect against unauthorized third parties filing a fraudulent tax return with their information. TIS also includes a pre-tax season identity theft risk assessment, notification if their information is detected on a tax return filed through H&R Block and access to services to help restore their tax identity if necessary.
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
SEASONALITY OF BUSINESS – Because most of our clients file their tax returns during the period from January through April of each year, a substantial majority of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through a majority of the fiscal year.
COMPETITIVE CONDITIONS – We provide both assisted and DIY tax preparation services and products and face substantial competition in and across each category. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services, and we face significant competition from independent tax preparers and certified public accountants. Many tax return preparation firms are involved in providing electronic filing services and RTs or similar services to the public. Tax return preparation firms are highly competitive with regard to price and service, and many firms offer services that may include preparation of tax returns at no charge. Our assisted tax preparation business also faces competition from firms offering DIY tax preparation services and products.
Our DIY tax solutions include various forms of digital electronic assistance, including online and mobile applications and desktop software. Many other companies offer digital and online tax preparation services, including Intuit, Inc., our largest competitor offering such services. Like all tax return preparation services and products, price and marketing competition for digital tax preparation services is intense among value and premium product offerings and many firms offer digital services and products at no charge. Our DIY tax solutions also compete with in-office tax preparation services. U.S. federal and certain state and foreign taxing authorities also currently offer, or facilitate the offering of, tax return preparation and filing options to taxpayers at no charge.
In terms of the number of offices and revenues, we believe we are the largest single provider of tax return preparation solutions and electronic filing services in the U.S., while we believe we are the second largest provider based on the number of tax returns prepared. We also believe we operate the largest tax return preparation businesses in Canada and Australia.
GOVERNMENT REGULATION – TAX PREPARERS – Our tax preparation business is subject to various forms of government regulation, including the following:

4	2016 Form 10-K | H&R Block, Inc.

U.S. Federal Tax Preparer Regulations. U.S. federal legislation requires income tax return preparers to, among other things, set forth their signatures and identification numbers, including their Preparer Tax Identification Number (PTIN), on all tax returns prepared by them and retain all tax returns prepared by them for three years. U.S. federal laws also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns. Preparers may be prohibited from continuing to act as income tax return preparers if they repeatedly engage in specified misconduct.
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
Financial Consumer Protection and Privacy Regulations. The Gramm-Leach-Bliley Act and related Consumer Financial Protection Bureau (CFPB) and Federal Trade Commission (FTC) regulations require income tax preparers to (1) adopt and disclose consumer privacy notices, (2) provide consumers a reasonable opportunity to control (via "opt-out") whether their nonpublic personal information is disclosed to unaffiliated third-parties (subject to certain exceptions), and (3) implement reasonable safeguards to protect the security and confidentiality of nonpublic personal information. In addition, the IRS generally prohibits the use or disclosure of taxpayer information by tax return preparers for purposes other than tax return preparation without the prior written consent of the taxpayer. The CFPB may issue regulations that apply to our subsidiaries, or certain of our third party service providers that provide consumer financial services and products. The CFPB may examine, and take enforcement actions against, our subsidiaries or our third party service providers. See Item 1A, "Risk Factors," for further information on the CFPB and its recent actions.
State Regulations. Certain states have privacy laws and regulations similar to the U.S. federal regulations described above. Most states also have data security breach notice laws which may require notice to impacted individuals and others if there is unauthorized access to certain nonpublic personal information. Several states require income tax return preparers to, among other things, register as a return preparer and comply with certain registration requirements such as testing and continuing education requirements. State regulations may also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns, and may prohibit preparers from continuing to act as income tax return preparers if they engage in specified misconduct. Certain states have regulations and requirements relating to offering income tax courses. These requirements may include licensing, bonding and certain restrictions on advertising.
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
FOREIGN REGULATIONS – We are also subject to a variety of other regulations in various foreign markets, including anti-corruption laws, and regulations concerning privacy, data protection and data retention. Foreign regulations and laws potentially affecting our business are evolving rapidly. We rely on external counsel in the countries in which we do business to advise us regarding compliance with applicable laws and regulations. As our international operations grow, we continue to develop and enhance our internal legal and operational compliance programs that guide our businesses in complying with laws and regulations applicable in the countries in which we do business.

H&R Block, Inc. | 2016 Form 10-K	5

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
EMPLOYEES AND EXECUTIVE OFFICERS
We had approximately 2,400 regular full-time employees as of April 30, 2016. Our business is dependent on the availability of a seasonal workforce, including tax professionals, and our ability to hire, train, and supervise these employees. The highest number of persons we employed during the fiscal year ended April 30, 2016, including these seasonal employees, was approximately 94,800.
Information about our executive officers is as follows:

Name, age	Current position	Business experience since May 1, 2011
William C. Cobb, age 59	President and Chief Executive Officer
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

Tony G. Bowen, age 41	Chief Financial Officer
Chief Financial Officer since May 2016; Vice President, U.S. Tax Services Finance from May 2013 through April 2016; Vice President, Digital GM from May 2012 until May 2013; Vice President, Digital CFO from July 2011 until May 2012; Assistant Vice President of Corporate Development from October 2009 until July 2011.

Jeffrey T. Brown, age 57	Chief Accounting and Risk Officer
Chief Accounting and Risk Officer since June 2012, retiring effective July 1, 2016; Senior Vice President and Chief Financial Officer from September 2010 until June 2012; Interim Chief Financial Officer from May 2010 to September 2010; Vice President and Corporate Controller from March 2008 until September 2010.

Kathryn M. Collins, age 52	Senior Vice President and Chief Marketing Officer
Senior Vice President and Chief Marketing Officer since May 2016; Chief Marketing Officer from October 2013 through April 2016; Vice President, Retail Marketing from July 2012 until October 2013; Vice President, Marketing Communications and Brand Management from January 2006 until July 2012. Prior to 2006, Ms. Collins held various positions at Lee Jeans, a division of VF Corporation.

Thomas A. Gerke, age 60	General Counsel and Chief Administrative Officer
General Counsel and Chief Administrative Officer since May 2016; Chief Legal Officer (formerly titled Senior Vice President and General Counsel) from January 2012 through April 2016; Executive Vice President, General Counsel and Secretary of YRC Worldwide from January 2011 until April 2011; Executive Vice Chairman, Century Link, Inc. from July 2009 until December 2010.

Jason L. Houseworth, age 41	Chief Innovation Officer
Chief Innovation Officer (formerly titled Senior Vice President, Business Innovations) since May 2016; President, U.S. Tax Product Strategy and Development from April 2015 through May 2016; President, Global Digital and Product Management from May 2013 until April 2015; President, U.S. Tax Services from May 2012 until May 2013; Senior Vice President, Digital Tax Solutions from February 2011 until May 2012; Vice President, Technology from July 2008 until February 2011.

Gregory J. Macfarlane, age 46	Senior Vice President, U.S. Retail Products and Operations
Senior Vice President, U.S. Retail Products and Operations since May 2016; Chief Financial Officer from June 2012 through April 2016; Executive Vice President and Chief Financial Officer of Ceridian Corporation from March 2007 until August 2011.

AVAILABILITY OF REPORTS AND OTHER INFORMATION
Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.hrblock.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. The public

6	2016 Form 10-K | H&R Block, Inc.

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
An investment in our securities involves risk, including the risk that the value of that investment may decline or that returns on that investment may fall below expectations. There are a number of significant factors that could cause actual conditions, events or results to differ materially from those described in forward-looking statements, many of which are beyond management's control or its ability to accurately estimate or predict, or that could adversely affect our financial position, results of operations, cash flows and the value of an investment in our securities.
RISKS RELATING TO CONTINUING OPERATIONS
Increased competition for tax preparation clients could adversely affect our current market share and profitability. Offers of free tax preparation services could adversely affect our revenues and profitability.
We provide both assisted and DIY tax preparation services and products and face substantial competition throughout our businesses. All categories in the tax return preparation industry are highly competitive. In the assisted tax services category, there are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Commercial tax return preparers are highly competitive with regard to price and service. In the DIY category, options include the use of traditional paper forms and various forms of digital electronic assistance, including online and mobile applications, and desktop software, all of which we offer. Our DIY services and products compete with a number of online and software companies, primarily on price and functionality. Individual tax filers may elect to change their tax preparation method, choosing from among various assisted and DIY offerings. Technology advances quickly and in new and unexpected ways, and it is difficult to predict the manner in which these changes will impact the tax return preparation industry, the problems we may encounter in enhancing our products and services or the time and resources we may need to devote to the creation, support, and maintenance of technological enhancements. If we are slow to enhance our products, services, or technologies, or if our competitors are able to achieve results more quickly than us, we may fail to capture, or lose, a significant share of the market, especially in the DIY category. Additionally, we and many other tax return preparation firms are involved in providing one or more

H&R Block, Inc. | 2016 Form 10-K	7

of RTs, financial products and services, and other tax-related services and products, many of which are subject to regulatory scrutiny, litigation, and other risks. We can make no assurances that we will be able to offer, or continue to offer, all of these services and a failure to do so could negatively impact our financial results and ability to compete. Intense competition could result in a reduction of our market share, lower revenues, lower margins and lower profitability.
U.S. federal, state and foreign governmental authorities in certain jurisdictions in which we operate currently offer, or facilitate the offering of, tax return preparation and electronic filing options to taxpayers at no charge, and certain volunteer organizations also prepare tax returns at no charge for low-income taxpayers. In addition, many of our competitors offer certain tax preparation services and products and electronic filing options at no charge. In order to compete, we may offer certain free tax preparation services and products at no charge. We enabled the preparation of 678 thousand, 676 thousand and 767 thousand U.S. federal income tax returns in fiscal years 2016, 2015 and 2014, respectively, at no charge through the FFA. There can be no assurance that we will be able to attract clients or effectively ensure the migration of clients from our free tax service offerings to those for which we receive fees, and clients who have formerly paid for our tax service offerings may elect to use free offerings instead. These competitive factors may diminish our revenue and profitability, or harm our ability to acquire and retain clients.
Government tax authorities, volunteer organizations, and our direct competitors may also elect to expand free offerings in the future. From time to time U.S. federal and state governments have considered various proposals (often referred to as "Return-Free Filing" or "Pre-Populated Returns") through which the respective governmental taxing authorities would use taxpayer information provided by employers, financial institutions, and other payers to "pre-populate," prepare and calculate tax returns and distribute them to taxpayers. Under this approach, the taxpayer could then review and contest the return or sign and return it. While the FFA and other free options that are currently offered, or may be offered in the future, may reduce the perceived need for government tax service offerings, they foster additional online competition and may cause us to lose significant revenue opportunities. We believe that governmental encroachment at both the U.S. federal and state levels, as well as comparable government levels in foreign jurisdictions in which we operate, could present a continued competitive threat to our business for the foreseeable future.
During fiscal year 2016, 23.2 million tax returns were prepared by and through H&R Block worldwide, a decline of 4.1% from 24.2 million tax returns in each of our fiscal years 2015 and 2014. U.S. tax returns prepared by and through H&R Block during the 2016 tax season, including those prepared by our franchisees and through our DIY solutions, constituted approximately 14% of an Internal Revenue Service (IRS) estimate of total individual income tax returns filed during the 2016 tax season, compared to approximately 15% in fiscal year 2015. See additional discussion in Item 7, under "Operating Statistics."
Failure to comply with laws and regulations that protect our clients' and employees' personal information could harm our brand and reputation and could result in significant fines, penalties, and damages.
In the course of our business, we collect, use, and retain large amounts of personal client information and data, including tax return information, financial account information, and social security numbers. In addition, we collect and maintain personal information of our employees in the ordinary course of our business. The Company holds some of this personal information and third parties execute some transactions utilizing this information. We use security and business controls to limit access to and use of personal information, but unauthorized individuals or third parties may be able to circumvent these security and business measures, which could require us to notify affected clients or employees under applicable privacy laws and regulations. In the normal course of their duties, some employees, contractors and temporary employees have access to the personal information of clients and employees or execute transactions requiring sensitive information. While we conduct employee background checks, as allowed by law, and limit access to systems and data, it is possible that one or more of these controls could be circumvented. Improper disclosure or use of our clients' or employees' personal information could result in damage to our brand and reputation, and actions required to remediate improper disclosures could be costly.
We are subject to laws, rules, and regulations relating to the collection, use, disclosure, and security of consumer and employee personal information, which have drawn increased attention from U.S. federal, state, and foreign governmental authorities in jurisdictions in which we operate. In the U.S., the IRS generally requires a tax return preparer to obtain the prior written consent of the taxpayer to use or disclose the taxpayer's information for certain purposes other than tax return preparation. In addition, other regulations require financial service providers to adopt

8	2016 Form 10-K | H&R Block, Inc.

and disclose their consumer privacy notice and generally provide consumers with a reasonable opportunity to "opt-out" of having nonpublic personal information disclosed to unaffiliated third parties. Numerous jurisdictions have passed new laws related to the use and retention of consumer information and this area continues to be an area of interest for U.S. federal, state, and foreign governmental authorities. All of these laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction, and our current data protection policies and practices may not be consistent with all of those interpretations and applications. In addition, changes in U.S. federal and state regulatory requirements, as well as requirements imposed by governmental authorities in foreign jurisdictions in which we operate, could result in more stringent requirements and in a need to change business practices, including the types of information we can use and the manner in which we can use such information. Establishing systems and processes to achieve compliance with these new requirements may increase our costs or limit our ability to pursue certain business opportunities.
A security breach of our systems, or third party systems on which we rely, resulting in unauthorized access to personal client information may adversely affect the demand for our services and products, our reputation, and financial performance.
We offer a range of services and products to our clients, including assisted and DIY tax return preparation services and products, and financial products and services. Due to the nature of these services and products, we use multiple digital technologies to collect, transmit, and store high volumes of personal client information. Information security risks to companies that use digital technologies continue to increase due in part to the increased adoption of and reliance upon these technologies by companies and consumers. Our risk and exposure to these matters remain heightened due to a variety of factors including, among other things, the evolving nature of these threats and related regulation, the increased sophistication of organized crime, cyber criminals and hackers, the prominence of our brand, our and our franchisees' extensive office footprint, our plans to continue to implement our DIY strategies for our online and mobile applications and our desktop software, and our use of third party vendors.
Cybersecurity risks may result from fraud or malice (a cyber attack), human error, or accidental technological failure. Cyber attacks are designed to electronically circumvent network security for malicious purposes such as unlawfully obtaining personal client information, disrupting our ability to offer services, damaging our brand and reputation, stealing our intellectual property, and advancing social or political agendas. We face a variety of cyber attack threats including computer viruses, malicious codes, worms, phishing attacks, social engineering, denial of service attacks, and other sophisticated attacks.
We maintain multiple levels of protection in order to address or otherwise mitigate the risk of a security breach. We regularly test our systems to discover and address potential vulnerabilities. Due to the structure of our business model, we also rely on our franchisees and other private and governmental third parties to maintain secure systems and respond to cybersecurity risks. Cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a high priority for us. As risks and regulations continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Notwithstanding these efforts, there can be no assurance that a security breach, intrusion, or loss or theft of personal client information will not occur.
A breach of our security measures or those of our franchisees or third parties on whom we rely, or other fraudulent activity, could result in unauthorized access to personal client information. If such an event were to occur, it could have serious short and long term negative consequences. Security breach remediation could require us to expend significant resources to notify or assist impacted clients, repair damaged systems, implement improved information security measures, and maintain client and business relationships. Other consequences could include reduced client demand for our services and products, loss of valuable intellectual property, reduced growth and profitability and negative impacts to future financial results, loss of our ability to deliver one or more services or products (e.g., inability to provide financial transaction services or to accept and process client credit card orders or tax returns), litigation, harm to our reputation and brands, fines, penalties, and other damages, and further regulation and oversight by U.S. federal, state, or foreign governmental authorities.
A security breach or other unauthorized access to our systems could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

H&R Block, Inc. | 2016 Form 10-K	9

Stolen identity refund fraud could impede our clients' ability to timely and successfully file their tax returns and receive their tax refunds, and could diminish consumers' perceptions of the security and reliability of our products and services, resulting in negative publicity. Increased governmental regulation to attempt to combat that fraud could adversely affect our revenues and profitability.
Companies offering DIY tax preparation services have seen a rise in instances of criminals utilizing stolen information obtained through hacking, phishing, and other means of identity theft in order to electronically file fraudulent federal and state tax returns. As a result, an increasing number of taxpayers must complete additional forms and go through additional steps in order to report to appropriate authorities that their identities have been stolen and their tax returns were filed fraudulently. Though we offer assistance in the refund recovery process and offer our Tax Identity Shield® product to help protect clients, stolen identity refund fraud could impede our clients' ability to timely and successfully file their returns and receive their tax refunds, and could diminish consumers' perceptions of the security and reliability of our products and services, resulting in negative publicity, despite there having been no breach in the security of our systems. In addition, if stolen identity refund fraud is perpetrated through our products or services, state, federal or foreign tax authorities may refuse to allow us to continue to process our clients' tax returns electronically. As a result, stolen identity refund fraud could harm our revenue, results of operations and reputation.
Federal, state, and foreign governmental authorities in jurisdictions in which we operate have taken action, and may in the future take additional action, in an attempt to combat stolen identity refund fraud, which may require changes to our systems and business practices, in ways that we cannot anticipate. These actions may have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
In addition, our clients may access our services and products from personal or public computers and mobile devices and may install and use our H&R Block DIY desktop tax preparation software on their computers. As a result, a person with malicious intent could obtain user account and password information from our clients through hacking, phishing, or other means of cyber attack, in order to perpetrate stolen identity refund fraud and otherwise cause losses for our clients. It has been reported that a number of companies, including some in the tax return preparation industry, have experienced instances where criminals gained unauthorized and illegal access to their systems by using stolen identity information obtained from sources other than those companies. The unauthorized and illegal access to those systems was used by criminals to perpetrate a variety of crimes, including stolen identity refund fraud. We could experience this form of unauthorized and illegal access to our systems, despite there having been no breach in the security of our systems, which could negatively impact our clients and harm our revenue, results of operations and reputation. Additionally, if such unauthorized or illegal access occurs, we may be subject to claims and litigation by clients, non-clients, or governmental agencies.
An interruption in our information systems, or those of our franchisees or a third party on which we rely, or an interruption in the internet, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
We and our franchisees rely heavily upon communications, networks, and information systems and the internet to conduct our business. These networks, systems, and operations are potentially vulnerable to damage or interruption from upgrades and maintenance, network failure, hardware failure, software failure, power or telecommunications failures, cyber attacks involving the penetration of our network by hackers or other unauthorized users through computer viruses and worms, malicious code, phishing attacks, denial of service attacks, or information security breaches, other negative disruptions to the operation of the internet, and natural disasters. As our businesses are seasonal, our systems must be capable of processing high volumes during our peak periods. Therefore, any failure or interruption in our information systems, or information systems of our franchisees or a private or government third party on which we rely, or an interruption in the internet or other critical business capability, could negatively impact our business operations and increase our risk of loss.
There can be no assurance that system or internet failures, or interruptions in critical business capabilities will not occur, or, if they do occur, that we, our franchisees or the private or governmental third parties on whom we rely, will adequately address them. The precautionary measures that we have implemented to avoid systems outages and to minimize the effects of any data or communication systems interruptions or failures may not be adequate in all circumstances, and we may not have anticipated or addressed all of the potential events that could threaten or undermine our information systems or other critical business capabilities.

10	2016 Form 10-K | H&R Block, Inc.

The occurrence of any systems or internet failure, or business interruption could negatively impact our ability to serve our clients, which in turn could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Government initiatives that modify tax return preparation requirements or expedite refunds could have an adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
From time to time, there are various initiatives seeking to modify the preparation and filing of federal tax returns, including preparation of tax returns directly by the IRS, and to provide additional assistance with respect to preparing and filing such tax returns or expediting refunds. H&R Block is a member of the FFA, which provides the ability for low-income taxpayers to prepare and file their own federal tax returns online for free. The IRS has been exploring the Real Time Tax System concept, which would require that documents (such as W-2s and 1099s) must be on file with the IRS prior to taxpayers submitting their tax returns. The objective of this concept would be to facilitate document matching such that it would reduce fraud and after-the-fact audits. The implementation of the Real Time Tax System would provide a foundation for the IRS preparation of tax returns and make the pre-populated return a more tangible possibility.
The IRS has in the past explored the possibility of allowing taxpayers to allocate a portion of their tax refunds to pay tax preparation fees, which could reduce the demand for RTs, but the IRS has not advanced this initiative. Taxing authorities in various state, local, and foreign jurisdictions in which we operate have also introduced measures seeking to modify the preparation and filing of tax returns in their respective jurisdictions. The adoption or expansion of any measures that significantly modify tax return preparation, expedite refunds, or otherwise reduce the need for a third-party tax return preparer could reduce demand for our services and products and could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
The Dodd-Frank Act created the CFPB to administer and, in some cases, enforce U.S. federal financial consumer protection laws and expanded the role of state regulators with respect to consumer protection laws. Regulations promulgated by the CFPB or state regulators may affect our financial services businesses in ways we cannot predict, which may require changes to our financial products, services, and contracts.
The Dodd-Frank Act created the CFPB and gave it broad powers to administer, investigate compliance with, and, in some cases, enforce U.S. federal financial consumer protection laws. The CFPB has broad rule-making authority for a wide range of financial consumer protection laws that apply to all banks, federal savings banks, and other financial services companies, including the authority to prohibit "unfair, deceptive, or abusive" acts and practices.
The CFPB may examine, investigate, and take enforcement actions against our subsidiaries that provide consumer financial services and products, as well as financial institutions and service providers upon which our subsidiaries rely to provide consumer financial services and products. The Dodd-Frank Act also expanded the role of state regulators in enforcing and promulgating financial consumer protection laws, the results of which could be states issuing new and broader financial consumer protection laws, some of which could be more comprehensive than existing U.S. federal regulations. New CFPB and state regulations may require changes to our financial products, services and contracts, and this could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Examples of recent CFPB action include the following:

▪
On November 13, 2014, the CFPB issued proposed rules that would change the regulation of prepaid products. It is not clear when the CFPB will publish the final version of these rules, or what their content will be. If enacted as proposed, the rules would make prepaid cards subject to Federal Reserve Regulations E and Z, among other things, and would apply to the H&R Block Emerald Prepaid MasterCard®. It is possible that, depending on the form of the final rules, changes would be necessary to the H&R Block Emerald Prepaid MasterCard® to comply with the final rules, and that such changes could have a material adverse effect on the revenue we derive from our H&R Block Emerald Prepaid MasterCard® program.

▪
On May 5, 2016, the CFPB issued a request for comments on its proposal to prohibit mandatory consumer arbitration clauses in consumer financial product contracts. We, and certain of our third party service providers, utilize consumer arbitration clauses in connection with all of our consumer financial services products. It is not clear when the CFPB will publish the final version of these rules, or what their content will be. It is possible that, if the CFPB issues final rules that prohibit our use of consumer arbitration clauses, the risk of litigation involving our consumer financial products could increase, and the revenue that we derive

H&R Block, Inc. | 2016 Form 10-K	11

from our consumer financial products could decline, as the result of adverse outcomes of litigation, increased volume of litigation, and the expense of defending such litigation.

▪
On June 2, 2016, the CFPB issued proposed rules that would change the regulation of many forms of consumer credit. It is not clear when the CFPB will publish the final version of these rules, or what their content will be. It is possible that the final rules, when enacted, could impact EAs. It is also possible that, depending on the form of the final rules, changes would be necessary to EAs to comply with the final rules, and that such changes could have a material adverse effect on the revenue that we derive from EAs.

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
Tax laws and tax forms are subject to change each year, and the nature and timing of such changes are unpredictable. As a part of our business, we must incorporate any changes to tax laws and tax forms into our tax service and product offerings, including our online tax services and desktop tax preparation software. The unpredictable nature and timing of changes to tax laws and tax forms can result in condensed development cycles for our tax service and product offerings because our clients expect high levels of accuracy and a timely launch of such offerings to prepare and file their taxes by the tax filing deadline and, in turn, receive any tax refund amounts on a timely basis. In addition, governmental authorities regularly change their processes for accepting tax filings and related tax forms. Further, changes in governmental administrations could result in a delay of the start of the tax season or in further and unanticipated changes in regulations or processes. Changes in governmental regulations and processes that affect how we provide services and products to our clients may require us to make corresponding changes to our client service systems and procedures. Furthermore, unanticipated changes in governmental processes for accepting tax filings and related forms, or the ability of taxing authorities to accept electronic tax return filings, may result in delays in our processing of our clients' tax filings, or delays in tax authorities accepting electronic tax return filings, and, in turn, delay any tax refund amounts to which such clients may be entitled. From time to time, we review and enhance our quality controls for preparing accurate tax returns, but there can be no assurance that we will be able to prevent all inaccuracies. Any significant delays in launching our tax service and product offerings, changes in government regulations or processes that affect how we provide such offerings to our clients, or significant problems with such offerings or the manner in which we provide them to our clients may harm our revenue, results of operations, and reputation.
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
Regulatory actions could have an adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
The Company is subject to additional federal, state, and foreign laws and regulations that affect the Company, including, without limitation, in the areas of franchise, labor, advertising, consumer products, payment processing, anti-competition, environmental, health and safety, insurance, and healthcare. There have been significant new regulations and heightened focus by the government in some of these areas, including, for example, the Affordable Care Act and the Department of Labor amendments to the overtime and exemption regulations of the Fair Labor Standards Act. There may be additional regulatory actions or enforcement priorities, or new interpretations of existing requirements that differ from ours. These developments could impose unanticipated limitations or require changes to our business, which may make elements of our business more expensive, less efficient, or impossible to conduct, and may require us to modify our current or future services or products, which effects may be heightened given the nature, broad geographic scope, and seasonality of our business.

12	2016 Form 10-K | H&R Block, Inc.

We rely on a single vendor or a limited number of vendors to provide certain key services or products, and the inability of these key vendors to meet our needs could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Historically, we have contracted, and in the future we will likely continue to contract, with a single vendor or a limited number of vendors to provide certain key services or products for our tax, financial, and other services and products. Two examples of this type of reliance are our relationships with FIS, for data processing and card production services, and BofI, as discussed in Item 1. In certain instances, we are vulnerable to vendor error, service inefficiencies, service interruptions, or service delays. Our sensitivity to any of these issues may be heightened (1) due to the seasonality of our business, (2) with respect to any vendor that we utilize for the provision of any product or service that has specialized expertise, (3) with respect to any vendor that is a sole or exclusive provider, or (4) with respect to any vendor whose indemnification obligations are limited or that does not have the financial capacity to satisfy its indemnification obligations. Some of our vendors are subject to the oversight of regulatory bodies and, as a result, our product or service offerings may be affected by the actions or decisions of such regulatory bodies. Vendor failures could occur in various ways including (1) vendor error, (2) inability to meet our needs in a timely manner, or (3) termination or delay in the services or products provided by a vendor because the vendor fails to perform adequately, is no longer in business, experiences shortages, or discontinues a certain product or service that we utilize. If our vendors are unable to meet our needs and we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could result in a material and adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
The specialized and highly seasonal nature of our business presents financial risks and operational challenges, which, if not satisfactorily addressed, could materially affect our business and our consolidated financial position, results of operations, and cash flows.
Success in our industry depends on our ability to attract, develop, and retain key personnel in a timely manner, including members of our executive team, and those in seasonal tax preparation positions or with other required specialized expertise, including technical positions. The market for such personnel is extremely competitive, and there can be no assurance that we will be successful in our efforts to attract and retain the required personnel within necessary timeframes. If we are unable to attract, develop, and retain key personnel, our business, operations and financial results could be negatively impacted.
Our business is highly seasonal, with the substantial portion of our revenue earned in the fourth quarter of our fiscal year. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us, including (1) cash and resource management during the first nine months of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season, (2) ensuring compliance with financial covenants under our unsecured committed line of credit (2015 CLOC), particularly if the timing of our revenue generation deviates from this seasonal period, (3) the availability of a seasonal workforce, including tax professionals, and our ability to attract, hire, train, supervise, motivate, and retain these employees, (4) responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season, (5) disruptions in a tax season, including any customer dissatisfaction issues, which may not be timely discovered, and (6) ensuring optimal uninterrupted operations and service delivery during peak season. If we experience significant business disruptions during the tax season or if we are unable to satisfactorily address the challenges described above and related challenges associated with a seasonal business, we could experience a loss of business, which could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
We face litigation in connection with our various business activities, and current or future litigation may damage our reputation, impair our product offerings, or result in material liabilities and losses.
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

H&R Block, Inc. | 2016 Form 10-K	13

our subsidiaries' or franchisees' actual or alleged conduct in such claims, possibly damaging our reputation, which, in turn, could adversely affect our business prospects and cause the market price of our securities to decline.
In addition, we have been sued, and certain of our competitors have been sued, in connection with the offering of different types of RT products. Further, we have received an inquiry from the California Attorney General requesting information regarding our RT product. In a case involving one of our competitors, a California appellate court affirmed a trial court's ruling that the competitor's specific version of a RT product was subject to truth-in-lending and other related laws. Following the appellate court's ruling, the case was denied further appellate review. We believe there are differences that distinguish our RT product from the product that was the subject of the competitor's case described above. Revenues from our RT product totaled $165 million in fiscal year 2016; any requirement that materially alters our offering of RTs, including limitations on the fees we charge or disclosure requirements that could reduce the demand for these products, could have a material adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
Our access to liquidity may be negatively impacted as disruptions in credit markets occur, if credit rating downgrades occur, or if we fail to meet certain covenants. Funding costs may increase, leading to reduced earnings.
We need liquidity to meet our off-season working capital requirements, to service debt obligations including refinancing of maturing obligations, and for general corporate purposes. Our access to and the cost of liquidity could be negatively impacted in the event of credit rating downgrades or if we fail to meet existing financial covenants. In addition, events could occur which could increase our need for liquidity above current levels.
If rating agencies downgrade our credit rating, the cost of debt under our existing financing arrangements, as well as future financing arrangements, could increase and capital market access could decrease or become unavailable. Our 2015 CLOC is subject to various covenants, and a violation of a covenant could impair our access to liquidity currently available through the 2015 CLOC. The 2015 CLOC includes provisions that allow for the issuance of equity to comply with the financial covenant calculations as a means to avoid a shortfall. If current sources of liquidity were to become unavailable, we would need to obtain additional sources of funding, which may not be available or may only be available under less favorable terms. This could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
Difficult economic conditions are frequently characterized by high unemployment levels and declining consumer and business spending. These poor economic conditions may negatively affect demand and pricing for our services and products. In the event of difficult economic conditions that include high unemployment levels, especially within client segments we serve, clients may elect not to file tax returns or seek lower cost preparation and filing alternatives. Sustained levels of high unemployment may negatively impact our ability to increase or retain tax preparation clients.

14	2016 Form 10-K | H&R Block, Inc.

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
Mortgage loans purchased from Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC) represent 59% of total loans held for investment as of April 30, 2016. Remaining loans held for investment were originated by a third-party bank and purchased by us. Loans we purchased from SCC have experienced higher delinquency rates than other loans we purchased, and may expose us to greater risk of credit loss.
Mortgage loans held for investment had a carrying value of $202 million and a fair value of $191 million as of April 30, 2016. If we decide to sell these mortgage loans we would incur an impairment loss for the difference between carrying value and fair value.
In addition to mortgage loans held for investment, we also purchase a participation interest in EAs originated by BofI. We may incur significant losses on those loans, which in turn could reduce our profitability.
Our business depends on our strong reputation and the value of our brands.
Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future services and products and is an important element in attracting new clients. In addition, our franchisees may operate their businesses under our brands. Adverse publicity (whether or not justified) relating to events or activities involving or attributed to us, our franchisees, employees, or agents or our services or products, which may be enhanced due to the nature of social media, may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our services and products and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of our brands.
Failure to protect our intellectual property rights may harm our competitive position and litigation to protect our intellectual property rights or defend against third party allegations of infringement may be costly.
Despite our efforts to protect our intellectual property and proprietary information, we may be unable to do so effectively in all cases. Our intellectual properly could be wrongfully acquired as a result of a cyber attack or other wrongful conduct by employees or third parties. To the extent that our intellectual property is not protected effectively by trademarks, copyrights, patents, or other means, other parties with knowledge of our intellectual property, including former employees, may seek to exploit our intellectual property for their own or others' advantage. Competitors may also misappropriate our trademarks, copyrights or other intellectual property rights or duplicate our technology and products. Any significant impairment or misappropriation of our intellectual property or proprietary information could harm our business and our brand, and may adversely affect our ability to compete.
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

H&R Block, Inc. | 2016 Form 10-K	15

franchisees to support our marketing programs and strategic initiatives could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Our international operations are subject to risks which may harm our business and our consolidated financial position, results of operations, and cash flows.
We have international operations, including in Canada, Australia, and India, and may consider expansion opportunities in additional countries in the future. There is uncertainty about our ability to generate revenues from new or emerging foreign operations and expand into other international markets. Additionally, there are risks inherent in doing business internationally, including: (1) changes in trade regulations; (2) difficulties in managing foreign operations as a result of distance, language, and cultural differences; (3) profit repatriation restrictions, and fluctuations in foreign currency exchange rates; (4) geopolitical events, including acts of war and terrorism, and economic and political instability; (5) compliance with U.S. laws such as the Foreign Corrupt Practices Act and other applicable foreign anti-corruption laws; (6) compliance with U.S. and international laws and regulations, including those concerning privacy, and data protection and retention; and (7) risks related to other government regulation or required compliance with local laws. These risks inherent in our international operations and expansion could increase our costs of doing business internationally and could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

16	2016 Form 10-K | H&R Block, Inc.

repurchase a loan only if it breached a representation and warranty and such breach materially and adversely affects the value of the mortgage loan or certificate holder's interest in the mortgage loan.
The statute of limitations for a contractual claim to enforce a representation and warranty obligation is generally six years or such shorter limitations period that may apply under the law of a state where the economic injury occurred. On June 11, 2015, the New York Court of Appeals, New York's highest court, held in ACE Securities Corp. v. DB Structured Products, Inc., that the six-year statute of limitations under New York law starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. This decision applies to claims and lawsuits brought against SCC where New York law governs. New York law governs many, though not all, of the transactions into which SCC entered. However this decision would not affect representation and warranty claims and lawsuits SCC has received or may receive, for example, where the statute of limitations has been tolled by agreement or a suit was timely filed.
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
SCC entered into tolling agreements with counterparties that made a significant portion of previously denied representation and warranty claims. While these tolling agreements remain in effect, they toll the running of any applicable statute of limitations related to potential lawsuits regarding representation and warranty claims and other claims against SCC.
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
SCC has accrued a liability as of April 30, 2016, for estimated contingent losses arising from representation and warranty claims of $65.3 million. If future losses are in excess of SCC's accrued liability, those losses could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows, as SCC's financial condition, results of operations and cash flows are included in our consolidated financial statements. Except where specified, the accrued liability does not include potential losses related to litigation matters discussed in the risk factor below and in Item 8, note 15 to the consolidated financial statements. Also see Item 8, note 16 to the consolidated financial statements.
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

H&R Block, Inc. | 2016 Form 10-K	17

depositors in their sale of RMBSs or mortgage loans. Based on information currently available to SCC, it believes that the 22 lawsuits in which notice of a claim for indemnification has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $4 billion). Certain of the notices received included, and future notices may include, a reservation of rights, which are referred to as "reserved contribution rights," that encompasses a right of contribution which may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. Securitization trustees also are, or have been, involved in lawsuits related to securitization transactions in which SCC participated. Plaintiffs in these lawsuits allege, among other things, that originators, depositors, servicers or other parties breached their representations and warranties or otherwise failed to fulfill their obligations, including that securitization trustees breached their contractual obligations, breached their fiduciary duties, or violated statutory requirements by failing to properly protect the certificate holders’ interests.
Because SCC has not been a party to these lawsuits (with the exception of the Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al., filed in the Circuit Court of Cook County, Illinois (Case No. 10CH45033), and settled as to SCC in August 2015, and has not had control of the litigation or settlements thereof, SCC does not have precise information about the amount of damages or other remedies being asserted, the defenses to the claims in such lawsuits, or the terms of any settlements of such lawsuits. SCC therefore cannot reasonably estimate the amount of potential losses or associated fees and expenses that may be incurred in connection with such lawsuits, which may be material. Additional lawsuits against the underwriters, depositors, or securitization trustees may be filed in the future, and SCC may receive additional notices of claims for indemnification or contribution from underwriters, depositors, or securitization trustees with respect to existing or new lawsuits or settlements of such lawsuits.
In addition, other counterparties to the securitization transactions, including certificate holders and monoline insurance companies, have filed or may file lawsuits, or may assert indemnification claims, directly against depositors and loan originators in securitization transactions alleging a variety of claims, including U.S. federal and state securities law violations, common law torts and fraud and breach of contract claims, among others. Additional or new lawsuits or claims may be filed or asserted against SCC in the future.
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
These guarantees include representation and warranty claims with respect to a limited number of whole loan sales by SCC with an aggregate outstanding principal and liquidated amount of approximately $1.0 billion as of April 30, 2016, based on the data available to SCC. There have been a total of approximately $41 million of representation and warranty claims with respect to these whole loan sales.
These guarantees also cover limited representation and warranty claims on other outstanding securitization transactions, with a potential claims exposure of less than $200 million. In addition, as is customary in divestiture transactions, H&R Block guaranteed the payment of any indemnification claims from the purchaser of SCC's servicing business, including claims relating to pre-closing services (closing occurred in 2008).
We could be subject to claims by the creditors of SCC.
As discussed above, SCC is subject to representation and warranty claims and other claims and litigation related to its past sales and securitizations of mortgage loans. Additional claims and proceedings may be made in the future. If

18	2016 Form 10-K | H&R Block, Inc.

the amount that SCC is ultimately required to pay with respect to these claims and litigation, together with related administration and legal expense, exceeds its net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of April 30, 2016, total approximately $386 million and consist primarily of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows. In addition, in certain limited instances, H&R Block guaranteed amounts as outlined in the above risk factor.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Most of our tax offices are operated under leases or similar agreements throughout the U.S., Canada and Australia.
We own our corporate headquarters, which is located in Kansas City, Missouri. Our Canadian executive offices are located in a leased office in Calgary, Alberta. Our Australian executive offices are located in a leased office in Thornleigh, New South Wales.
All current leased and owned facilities are in reasonably good repair and adequate to meet our needs.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Item 8, note 15 to the consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS - H&R Block's common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On May 31, 2016, there were 17,704 shareholders of record and the closing stock price on the NYSE was $21.36 per share.
QUARTERLY STOCK PRICES AND DIVIDENDS - The quarterly information regarding H&R Block's common stock prices and dividends appears in Item 8, note 18 to the consolidated financial statements. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER - A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2016 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May be Purchased Under the Plans or Programs (2)
February 1 – February 29	—	$34.47	—	$1,608,342
March 1 – March 31	3,901	$27.80	3,899	$1,500,002
April 1 – April 30	5	$21.86	—	$1,500,002
	3,906	$27.80	3,899

(1)
We purchased approximately 7 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units.

(2)	In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019.

H&R Block, Inc. | 2016 Form 10-K	19

PERFORMANCE GRAPH – The following graph compares the cumulative five-year total return provided to shareholders on H&R Block, Inc.'s common stock relative to the cumulative total returns of the S&P 500 index and a selected peer group. The peer group used is based on companies with similar market capitalization or public companies in the tax return preparation industry.
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on April 30, 2011, and its relative performance is tracked through April 30, 2016.

Note:
The peer group includes the following companies: Intuit Inc., Blucora, Inc., Liberty Tax, Inc., CBIZ, Inc., Resources Connection, Inc., ICF International, Inc., Towers Watson & Co., Navigant Consulting, Inc., and Huron Consulting Group Inc.

ITEM 6. SELECTED FINANCIAL DATA
We derived the selected consolidated financial data presented below from our audited consolidated financial statements as of and for each of the five annual periods ending April 30, 2016. Results of operations of fiscal years 2016, 2015 and 2014 are discussed in Item 7. The data set forth below should be read in conjunction with Item 7 and the consolidated financial statements in Item 8. During fiscal year 2012, we sold our previously reported Business Services segment and recorded a loss on the sale.

20	2016 Form 10-K | H&R Block, Inc.

(in 000s, except per share amounts)
April 30,	2016	2015	2014	2013	2012
Revenues	$3,038,153	$3,078,658	$3,024,295	$2,905,943	$2,893,771
Net income from continuing operations	383,553	486,744	500,097	465,158	345,968
Net income	374,267	473,663	475,157	433,948	265,932
Basic earnings per share:
Net income from continuing operations	$1.54	$1.77	$1.82	$1.70	$1.16
Net income	1.50	1.72	1.73	1.59	0.89
Diluted earnings per share:
Net income from continuing operations	$1.53	$1.75	$1.81	$1.69	$1.16
Net income	1.49	1.71	1.72	1.58	0.89
Total assets	$2,857,775	$4,515,420	$4,693,529	$4,537,779	$4,649,567
Long-term debt (1)	1,502,751	506,088	906,474	906,680	1,040,549
Stockholders’ equity	23,103	1,832,949	1,556,549	1,263,547	1,325,892
Shares outstanding	220,517	275,275	274,228	272,635	292,119
Dividends per share	$0.80	$0.80	$0.80	$0.80	$0.70

(1)	Includes current portion of long-term debt.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT DEVELOPMENTS
DIVESTITURE OF H&R BLOCK BANK – On August 31, 2015 we completed the P&A Transaction. Subsequent to the closing of the P&A Transaction, neither we nor any of our subsidiaries is subject to minimum regulatory capital requirements or to regulation as a bank by the OCC, nor are our Holding Companies subject to regulatory capital requirements applicable to SLHCs or to regulation by the Federal Reserve.
Subsequent to the closing of the P&A Transaction, BofI began to offer certain H&R Block-branded financial products and services that we distribute to our clients. As a result of agreements we entered into with BofI for the offering of such products and services, and our sale of AFS securities previously held by HRB Bank, our fiscal year 2016 revenues declined approximately $20 million and pretax income from continuing operations declined approximately $35 million compared with the prior year. In addition, as a result of the deregistration of our Holding Companies as SLHCs (see Item 1, under "Recent Developments"), effective September 1, 2015 we began to report interest income on investments as other income rather than revenue. This financial reporting change had no impact on earnings, but reduced fiscal 2016 revenues by approximately $9 million when compared to fiscal 2015, resulting in a total revenue decline of $29 million related to the divestiture of HRB Bank.
See additional discussion of the P&A Transaction in Item 1 under "Recent Developments" and in Item 8, note 2 to the consolidated financial statements.
CAPITAL STRUCTURE – On September 1, 2015, we announced our intent to establish a new capital structure, including the repurchase of shares, the issuance of debt and entering into a new CLOC. In connection with that plan, we issued Senior Notes in the principal amount of $1.0 billion and repurchased 56.4 million shares of our common stock during fiscal year 2016.
See additional discussion of our new capital structure in Item 1 under "Recent Developments," in Item 7 under "Capital Resources and Liquidity" and in Item 8 note 8 and note 10 to the consolidated financial statements.
FINANCIAL OVERVIEW
A summary of our fiscal year 2016 results is as follows:

▪
Revenues decreased $40.5 million, or 1.3%, compared to the prior year. Revenues were negatively impacted by a 5.8% decline in assisted tax returns prepared (company-owned and franchise offices combined), changes in foreign currency exchange rates, and the operational and financial reporting impacts of our divestiture of

H&R Block, Inc. | 2016 Form 10-K	21

HRB Bank, as described above. These negative impacts were partially offset by our acquisition of franchisee businesses and favorable pricing and mix changes.

▪
Pretax earnings fell $173.3 million, or 23.3%, due primarily to lower client volumes, operational impacts of BofI offering certain financial products and services, incremental marketing spend, and costs associated with changes to our capital structure including the divestiture of HRB Bank.

▪
Net income from continuing operations declined $103.2 million or 21.2% compared with the prior year. Diluted earnings per share from continuing operations decreased 12.6% from the prior year to $1.53 due to a 21.2% decline in net income, partially offset by a 9.5% decline in weighted average shares outstanding.

▪
Earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) decreased $136.3 million, or 14.4%, to $812.2 million. Adjusted EBITDA decreased $112.4 million, or 11.8%, to $838.7 million. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

RESULTS OF OPERATIONS
Our subsidiaries provide assisted and DIY tax return preparation through multiple channels (including in-person, online and mobile applications, and desktop software) and distribute the H&R Block-branded financial products and services of BofI. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or virtually via the internet) or prepared and filed by our clients through our DIY tax solutions. We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation services seamlessly.

Operating Statistics
Year ended April 30,	2016	2015	2014
TAX RETURNS PREPARED : (in 000s)
United States:
Company-owned operations	8,103	8,327	8,342
Franchise operations	4,159	4,688	5,268
Total assisted returns	12,262	13,015	13,610
Desktop	2,085	2,168	2,026
Online	4,670	4,765	4,389
Free File Alliance	678	676	767
Total tax software	7,433	7,609	7,182
Total U.S. returns	19,695	20,624	20,792
International operations:
Canada (1)	2,551	2,658	2,642
Australia	769	768	746
Other	153	115	21
Total international operations	3,473	3,541	3,409
Tax returns prepared worldwide	23,168	24,165	24,201

TAX OFFICES (at the peak of the tax season):
U.S. offices:
Total company-owned offices	6,614	6,365	6,086
Total franchise offices	3,599	3,921	4,292
Total U.S. offices	10,213	10,286	10,378
International offices:
Canada	1,282	1,231	1,179
Australia	438	433	409
Total international offices	1,720	1,664	1,588
Tax offices worldwide	11,933	11,950	11,966

(1)
In fiscal years 2016, 2015 and 2014, the end of the Canadian tax season was extended from April 30 into May. Tax returns prepared in Canada in fiscal years 2016, 2015 and 2014 includes approximately 93 thousand, 131 thousand and 141 thousand returns, respectively, in both company-owned and franchise offices which were accepted by the client after April 30. The revenues related to these returns were recognized in fiscal years 2017, 2016 and 2015, respectively.

22	2016 Form 10-K | H&R Block, Inc.

Consolidated – Financial Results			(in 000s, except per share amounts)
Year ended April 30,	2016	2015	$ Change	% Change
Tax preparation fees:
U.S. assisted	$1,890,175	$1,865,438	$24,737	1.3%
International	190,527	207,772	(17,245)	(8.3)%
U.S. DIY	234,341	231,854	2,487	1.1%
	2,315,043	2,305,064	9,979	0.4%
Royalties	266,418	292,743	(26,325)	(9.0)%
Revenues from Refund Transfers	165,152	171,094	(5,942)	(3.5)%
Revenues from Emerald Card®	92,608	103,300	(10,692)	(10.4)%
Revenues from Peace of Mind® Extended Service Plan	86,830	81,551	5,279	6.5%
Interest and fee income on Emerald Advance	57,268	57,202	66	0.1%
Other	54,834	67,704	(12,870)	(19.0)%
Total revenues	3,038,153	3,078,658	(40,505)	(1.3)%

Compensation and benefits:
Field wages	724,019	731,309	(7,290)	(1.0)%
Other wages	166,445	176,697	(10,252)	(5.8)%
Benefits and other compensation	183,512	183,001	511	0.3%
	1,073,976	1,091,007	(17,031)	(1.6)%
Occupancy and equipment	405,493	375,743	29,750	7.9%
Marketing and advertising	297,762	273,682	24,080	8.8%
Depreciation and amortization	173,598	159,804	13,794	8.6%
Bad debt	75,395	74,993	402	0.5%
Supplies	36,340	42,872	(6,532)	(15.2)%
Other	342,397	265,891	76,506	28.8%
Total operating expenses	2,404,961	2,283,992	120,969	5.3%
Other income	17,701	1,314	16,387	**
Interest expense on borrowings	(68,962)	(45,246)	(23,716)	(52.4)%
Other expenses	(12,452)	(7,929)	(4,523)	(57.0)%
Pretax income	569,479	742,805	(173,326)	(23.3)%
Income taxes	185,926	256,061	(70,135)	(27.4)%
Net income from continuing operations	383,553	486,744	(103,191)	(21.2)%
Net loss from discontinued operations	(9,286)	(13,081)	3,795	29.0%
Net income	$374,267	$473,663	$(99,396)	(21.0)%

Basic earnings (loss) per share:
Continuing operations	$1.54	$1.77	$(0.23)	(13.0)%
Discontinued operations	(0.04)	(0.05)	0.01	20.0%
Consolidated	$1.50	$1.72	$(0.22)	(12.8)%

Diluted earnings (loss) per share:
Continuing operations	$1.53	$1.75	$(0.22)	(12.6)%
Discontinued operations	(0.04)	(0.04)	—	—%
Consolidated	$1.49	$1.71	$(0.22)	(12.9)%

EBITDA from continuing operations (1)	$812,218	$948,537	$(136,319)	(14.4)%
EBITDA from continuing operations - adjusted (1)	838,654	951,006	(112,352)	(11.8)%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
FISCAL 2016 COMPARED TO FISCAL 2015
Revenues decreased $40.5 million, or 1.3%, compared to the prior year.
U.S. assisted tax preparation fees increased $24.7 million, or 1.3%, while royalty revenues declined $26.3 million, or 9.0%. We acquired a number of franchisee businesses during the year, and declines in royalty revenues are due

H&R Block, Inc. | 2016 Form 10-K	23

primarily to the associated loss of royalties when those businesses are acquired, and to a lesser extent a decline in client volumes served by franchise offices. The increase in U.S. assisted tax preparation fees is primarily the result of revenues from acquired franchise businesses and price increases, offset by a decline in tax returns prepared in company-owned offices. Return counts in our company-owned offices, excluding the impact of returns prepared in those offices resulting from acquired franchisee businesses, declined 6.2% from the prior year. We acquired 260 franchise offices in fiscal year 2016 and 350 franchise offices in fiscal year 2015. We expect to continue to acquire franchisee businesses in the future, but at levels below fiscal years 2016 and 2015.
International tax preparation fees decreased $17.2 million, or 8.3%. The decrease was driven by a $23.0 million decline resulting from unfavorable changes in foreign currency exchange rates, partially offset by favorable volume and price changes.
Fees from our U.S. DIY business increased $2.5 million, or 1.1%, as improved monetization for new and existing clients coupled with an increase in product attach rates were partially offset by a 2.6% decrease in paid returns.
Fees earned on RTs decreased $5.9 million, or 3.5%, primarily due to lower assisted return volumes.
Revenues from H&R Block Emerald Prepaid MasterCard® transactions decreased $10.7 million, or 10.4%, primarily due to our agreement with BofI and lower assisted return volumes.
Revenue from fees for our POM is initially deferred, and recognized over the term of the service plan based on actual claims paid in relation to projected claims. Revenue increased $5.3 million, or 6.5%, primarily due to a change in projected claims that resulted in an increase in revenue recognized last year.
Other revenues declined $12.9 million, or 19.0%, primarily due to the presentation of income from our mortgage loan portfolio and investments in AFS securities as other income in the current year rather than as revenue in the prior year. See Item 8, note 1 to the consolidated financial statements.
Total operating expenses increased $121.0 million, or 5.3%, from the prior year. Total compensation and benefits decreased $17.0 million primarily due to a decline in short-term incentive compensation and the impact of changes in foreign currency exchange rates. Occupancy and equipment expenses increased $29.8 million, or 7.9%, primarily due to a 4.0% increase in company-owned offices resulting from acquisitions of franchisee and competitor businesses. Marketing and advertising expenses increased $24.1 million due to planned increases in tax season spend, including our sweepstakes campaign. Depreciation and amortization expense increased $13.8 million, or 8.6%, primarily due to acquisitions of franchisee and competitor businesses. Other expenses increased $76.5 million, or 28.8%, primarily due to costs totaling $20.7 million associated with capital transactions and the divestiture of HRB Bank, fees paid to BofI for products and services they offer to our clients, and increased litigation and consulting expenses.
Other income increased $16.4 million primarily due to the inclusion of interest income on our mortgage loan portfolio and AFS securities (reported as revenue in the prior period), as discussed above and in Item 8, note 1 to the consolidated financial statements. Interest expense increased $23.7 million, or 52.4%, due primarily to issuance of our Senior Notes in September 2015 in the aggregate principal amount of $1.0 billion.
Pretax income for fiscal year 2016 decreased $173.3 million, or 23.3%, over the prior year. The pretax margin decreased to 18.7% in fiscal year 2016 from 24.1% in fiscal year 2015. Net income from continuing operations declined $103.2 million or 21.2% compared with the prior year. Diluted earnings per share from continuing operations decreased 12.6% from the prior year to $1.53 due to a 21.2% decline in net income, partially offset by a 9.5% decline in weighted average shares outstanding.
The net loss from our discontinued operations totaled $9.3 million for the current year, compared to a net loss of $13.1 million in the prior year. Pretax losses of mortgage operations totaled $18.6 million, compared to $27.1 million in the prior year, and resulted primarily from litigation expenses and provisions related to SCC's estimated contingent losses for representation and warranty claims of $4.0 million and $16.0 million for fiscal years 2016 and 2015, respectively.

24	2016 Form 10-K | H&R Block, Inc.

Consolidated – Financial Results			(in 000s, except per share amounts)
Year ended April 30,	2015	2014	$ Change	% Change
Tax preparation fees:
U.S. assisted	$1,865,438	$1,794,043	$71,395	4.0%
International	207,772	200,152	7,620	3.8%
U.S. DIY	231,854	206,516	25,338	12.3%
	2,305,064	2,200,711	104,353	4.7%
Royalties	292,743	316,153	(23,410)	(7.4)%
Revenues from Refund Transfers	171,094	181,394	(10,300)	(5.7)%
Revenues from Emerald Card®	103,300	103,730	(430)	(0.4)%
Revenues from Peace of Mind® Extended Service Plan	81,551	89,685	(8,134)	(9.1)%
Interest and fee income on Emerald Advance	57,202	56,877	325	0.6%
Other	67,704	75,745	(8,041)	(10.6)%
Total revenues	3,078,658	3,024,295	54,363	1.8%

Compensation and benefits:
Field wages	731,309	702,312	28,997	4.1%
Other wages	176,697	192,580	(15,883)	(8.2)%
Benefits and other compensation	183,001	171,510	11,491	6.7%
	1,091,007	1,066,402	24,605	2.3%
Occupancy and equipment	375,743	365,036	10,707	2.9%
Marketing and advertising	273,682	238,763	34,919	14.6%
Depreciation and amortization	159,804	115,604	44,200	38.2%
Bad debt	74,993	80,007	(5,014)	(6.3)%
Supplies	42,872	36,527	6,345	17.4%
Other	265,891	303,466	(37,575)	(12.4)%
Total operating expenses	2,283,992	2,205,805	78,187	3.5%
Other income	1,314	36,315	(35,001)	(96.4)%
Interest expense on borrowings	(45,246)	(55,279)	10,033	18.1%
Other expenses	(7,929)	(32,410)	24,481	75.5%
Pretax income	742,805	767,116	(24,311)	(3.2)%
Income taxes	256,061	267,019	(10,958)	(4.1)%
Net income from continuing operations	486,744	500,097	(13,353)	(2.7)%
Net loss from discontinued operations	(13,081)	(24,940)	11,859	47.6%
Net income	$473,663	$475,157	$(1,494)	(0.3)%

Basic earnings (loss) per share:
Continuing operations	$1.77	$1.82	$(0.05)	(2.7)%
Discontinued operations	(0.05)	(0.09)	0.04	44.4%
Consolidated	$1.72	$1.73	$(0.01)	(0.6)%

Diluted earnings (loss) per share:
Continuing operations	$1.75	$1.81	$(0.06)	(3.3)%
Discontinued operations	(0.04)	(0.09)	0.05	55.6%
Consolidated	$1.71	$1.72	$(0.01)	(0.6)%

EBITDA from continuing operations (1)	$948,537	$940,108	$8,429	0.9%
EBITDA from continuing operations - adjusted (1)	951,006	$932,329	18,677	2.0%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
FISCAL 2015 COMPARED TO FISCAL 2014
Revenues increased $54.4 million, or 1.8%, compared to fiscal year 2014. U.S. assisted tax preparation fees increased $71.4 million, or 4.0%, while royalty revenues declined $23.4 million, or 7.4%, almost entirely due to acquisitions of franchisee businesses. Return counts in our company-owned offices, excluding returns prepared in those offices acquired during fiscal year 2015, declined 4.6% from fiscal year 2014.

H&R Block, Inc. | 2016 Form 10-K	25

International tax preparation fees increased $7.6 million, or 3.8%, due primarily to pricing changes, partially offset by unfavorable exchange rates.
Tax preparation fees from our U.S. DIY business increased $25.3 million, or 12.3%, primarily due to an 8.1% increase in paid returns. The remaining increase was due to better monetization of new and existing clients and a higher number of more complicated returns.
Fees earned on RTs decreased $10.3 million, or 5.7%, primarily due to lower assisted return volumes.
Revenue from fees for our POM is initially deferred, and recognized over the term of the service plan based on actual claims paid in relation to projected claims. Revenue decreased $8.1 million, or 9.1%, in fiscal year 2015 primarily due to a change in projected claims that resulted in an increase in revenue recognized in fiscal year 2014.
Total operating expenses increased $78.2 million, or 3.5%, from fiscal year 2014. Total compensation and benefits increased $24.6 million primarily due to higher variable field wages resulting from increased revenues and increased training costs. Occupancy and equipment expenses increased $10.7 million, or 2.9%, primarily due to a 4.6% increase in company-owned offices resulting from franchise acquisitions. Marketing and advertising expenses increased $34.9 million due to a planned increase in national advertising. Depreciation and amortization expense increased $44.2 million, or 38.2%, primarily due to acquisitions of franchisee and competitor businesses and improvements to existing offices. Other expenses decreased $37.6 million, or 12.4%, primarily due to lower litigation and consulting costs in the current year.
Other income declined $35.0 million, primarily due to a gain of $18.3 million on the sale of residual interests in mortgage securitizations and a $10.1 million gain on the sale of an intangible customer list, which were both recognized in fiscal year 2014. Interest expense declined $10.0 million, or 18.1%, due to repayment of our Senior Notes that matured in October 2014. Other expenses declined $24.5 million primarily due to an other-than-temporary impairment on AFS securities of $12.4 million recorded in fiscal year 2014, coupled with a decline of $12.3 million in foreign currency losses.
The net loss from our discontinued operations totaled $13.1 million for fiscal year 2015, compared to a net loss of $24.9 million in fiscal year 2014. Pretax losses of mortgage operations totaled $27.1 million, compared to $38.5 million in fiscal year 2014, and resulted primarily from loss provisions related to SCC's estimated contingent losses for representation and warranty claims of $16.0 million and $25.0 million for fiscal years 2015 and 2014, respectively.
DISCONTINUED OPERATIONS
Discontinued operations include our discontinued mortgage operations.
CONTINGENT LOSSES – SCC has accrued a liability as of April 30, 2016 for estimated contingent losses arising from representation and warranty claims of $65.3 million. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and other factors, including those mentioned in "Critical Accounting Estimates" below. Changes in any one of these factors could significantly impact the estimate.
Losses may also be incurred with respect to various indemnification claims by underwriters, depositors, and securitization trustees in securitization transactions in which SCC participated. SCC has not concluded that a loss is probable or reasonably estimable related to these indemnification claims, therefore there is no accrued liability for these contingent losses as of April 30, 2016.
See additional discussion in Item 1A, "Risk Factors," "Critical Accounting Estimates" below and in Item 8, note 16 to the consolidated financial statements.
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

26	2016 Form 10-K | H&R Block, Inc.

See Item 8, note 1 to the consolidated financial statements, which discusses accounting policies and new or proposed accounting standards that may affect our financial reporting in the future.
LOSSES ARISING FROM REPRESENTATIONS AND WARRANTIES –
Nature of Estimates Required. SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subject to a high degree of management judgment, and estimates may vary significantly period to period.
Assumptions and Approach Used. SCC has entered into tolling agreements with counterparties that have made a significant portion of previously denied representation and warranty claims. While these tolling agreements remain in effect, they toll the running of any applicable statute of limitations related to potential lawsuits regarding representation and warranty claims and other claims against SCC.
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
SCC will continue to vigorously contest any request for repurchase when it has concluded that a valid basis for repurchase does not exist. SCC's decision whether to engage in bulk settlement discussions is based on factors that vary by counterparty or type of counterparty, and include the considerations (described below) used by SCC in determining its loss estimate.
SCC's loss estimate for representation and warranty claims is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of prior bulk settlements, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, bulk settlement methodologies used and publicly disclosed by other market participants, the potential pro-rata realization of the claims as compared to all claims, and other relevant facts and circumstances when developing its estimate of probable loss. SCC believes that the most significant of these factors are the terms expected to result from ongoing bulk settlement discussions, which have been primarily influenced by the bulk settlement methodologies used and publicly disclosed by other market participants, and the anticipated pro-rata realization of the claims of particular counterparties as compared to the anticipated realization if all claims and litigation were resolved together with payment of SCC's related administration and legal expense. Changes in any one of the factors mentioned above could significantly impact the estimate.
Sensitivity of Estimate to Change. It is reasonably possible that future losses related to representation and warranty claims may vary from the amounts accrued for these exposures. SCC currently believes the aggregate range of reasonably estimable possible losses in excess of amounts accrued is not material. This estimated range is based on the best information currently available, significant management judgment and a number of factors that are subject to change, including developments in case law and the factors mentioned above. The actual loss that may be incurred could differ materially from our accrual or the estimate of reasonably possible losses.
SCC has accrued a liability as of April 30, 2016, for estimated contingent losses arising from representation and warranty claims of $65.3 million. SCC accrued incremental loss provisions of $4 million in fiscal year 2016, $16 million in fiscal year 2015, and $25 million in fiscal year 2014.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy,

H&R Block, Inc. | 2016 Form 10-K	27

may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of April 30, 2016, total approximately $386 million and consist primarily of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
The accrued liability does not include potential losses related to litigation and indemnification matters discussed in Item 1A, "Risk Factors" and in Item 8, note 15 to the consolidated financial statements. Also see Item 8, note 16 to the consolidated financial statements.
LITIGATION AND RELATED CONTINGENCIES –
Nature of Estimates Required. We accrue liabilities related to certain legal matters for which we believe it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Assessing the likely outcome of pending or threatened litigation, including the amount of potential loss, if any, is highly subjective.
Assumptions and Approach Used. We are subject to pending or threatened litigation claims and indemnification claims, which are described in Item 8, note 15 to the consolidated financial statements. It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required to be accrued, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience. In cases where we have concluded that a loss is only reasonably possible or remote, or is not reasonably estimable, no liability is accrued.
Sensitivity of Estimate to Change. It is reasonably possible that future litigation and related contingent losses may vary from the amounts accrued. For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of April 30, 2016, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material. However, our judgments on whether a loss is probable, reasonably possible or remote and our estimates of probable loss amounts may differ from actual results due to difficulties in predicting the outcome of jury trials, arbitration hearings, settlement discussions and related activity, predicting the outcome of class certification actions and numerous other uncertainties. Due to the number of claims which are periodically asserted against us, and the magnitude of damages sought in those claims, actual losses in the future may significantly differ from our current estimates.
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

28	2016 Form 10-K | H&R Block, Inc.

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
As of April 30, 2016, we accrued liabilities for unrecognized tax benefits on uncertain tax positions of approximately $112 million. Of the total gross unrecognized tax benefit as of April 30, 2016, approximately $82 million would impact our effective tax rate if ultimately recognized.
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
As of April 30, 2016, valuation allowances for our deferred tax assets totaled $22 million. As a result of changes in deferred tax valuation allowances, our effective tax rate decreased 0.5% and increased 0.2% in fiscal years 2016 and 2015, respectively.
NEW ACCOUNTING PRONOUNCEMENTS
See Item 8, note 1 to the consolidated financial statements for a discussion of recently issued accounting pronouncements.
FINANCIAL CONDITION
These comments should be read in conjunction with the consolidated balance sheets and consolidated statements of cash flows included in Item 8.
CAPITAL RESOURCES AND LIQUIDITY –
OVERVIEW – Our primary sources of capital and liquidity include cash from operations (including changes in working capital), draws on our 2015 CLOC, and issuances of debt. We use our sources of liquidity primarily to fund working capital, service and repay debt, pay dividends, repurchase shares of our common stock, and acquire businesses.
Our operations are highly seasonal and substantially all of our revenues and cash flow are generated during the period from January through April. Therefore, we require the use of cash to fund losses from May through December, and typically rely on available cash balances from the prior tax season and borrowings to meet our off-season liquidity needs.

H&R Block, Inc. | 2016 Form 10-K	29

Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of April 30, 2016 are sufficient to meet our future operating and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for fiscal years 2016, 2015 and 2014. See Item 8 for the complete consolidated statements of cash flows for these periods.

			(in 000s)
Year ended April 30,	2016	2015	2014
Net cash provided by (used in):
Operating activities	$532,394	$626,608	$809,581
Investing activities	329,515	(148,932)	10,690
Financing activities	(1,961,729)	(645,807)	(364,930)
Effects of exchange rate changes on cash	(10,569)	(9,986)	(17,618)
Net change in cash and cash equivalents	$(1,110,389)	$(178,117)	$437,723

Operating Activities. Cash provided by operating activities decreased $94.2 million from fiscal year 2015. The decrease from the prior year was primarily due to lower net income and $88.5 million in settlement payments related to representations and warranties, partially offset by a decline in income taxes paid of $71.5 million.
Investing Activities. Cash provided by investing activities totaled $329.5 million compared to cash used of $148.9 million in the prior year. This change is principally due to sales of investment securities totaling $436.5 million resulting primarily from our decision to sell substantially all AFS securities following the divestiture of HRB Bank. In addition, there was a decrease of $24.5 million in payments for business acquisitions, and a decrease of $23.2 million in capital expenditures.
Financing Activities. Cash used in financing activities increased $1.3 billion. As described more fully below, changes in cash from financing activities resulted primarily from share repurchase activity and changes in customer deposit balances including the sale of deposits to BofI, partially offset by the issuance of new debt.
CASH REQUIREMENTS –
Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $201.7 million, $220.0 million and $219.0 million in fiscal years 2016, 2015 and 2014, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
In September 2015, we announced that our Board of Directors approved a new $3.5 billion share repurchase program, effective through June 2019. As a part of the repurchase program, in the current year, we purchased $2.0 billion of our common stock at an average price of $35.46 per share. See Item 8, note 10 to the consolidated financial statements for additional information. Although we may continue to repurchase shares, there is no assurance that we will purchase up to the full board authorization.
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
In connection with the P&A Transaction we entered into the RPA dated August 31, 2015 with BofI. Pursuant to the RPA, we are required to purchase a 90% participation interest, at par, in all EAs originated by BofI throughout the term of the RPA. At April 30, 2016 the principal balance of purchased participation interests totaled $13.4 million.
See additional discussion in Item 1, under "Recent Developments," and in Item 8, note 2 to the consolidated financial statements.

30	2016 Form 10-K | H&R Block, Inc.

Capital Investment. Our business is not capital intensive. Capital expenditures totaled $99.9 million and $123.2 million in fiscal years 2016 and 2015, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. We expended net cash totaling $88.8 million and $113.3 million in fiscal years 2016 and 2015 in connection with acquired businesses. We routinely acquire competitor tax businesses and franchisees, and recurring capital allocated to acquisitions consists primarily of this activity. In fiscal year 2014, we also acquired the assets, primarily purchased technology, of a business for $30.3 million.
FINANCING RESOURCES – On September 25, 2015, we issued $650.0 million of 4.125% Senior Notes due October 1, 2020, and $350.0 million of 5.250% Senior Notes due October 1, 2025. Proceeds of these Senior Notes, and cash on hand, were used to repurchase shares, as discussed in Item 8, note 10 to the consolidated financial statements.
Our new 2015 CLOC has capacity up to $2.0 billion, and is scheduled to expire in September 2020. We intend to borrow amounts under the 2015 CLOC from time to time, rather than issuing commercial paper, to support our working capital needs or for other general corporate purposes. As of April 30, 2016, amounts available to borrow under the 2015 CLOC were limited by the debt-to-EBITDA covenant in the 2015 CLOC Agreement to approximately $1.2 billion, however, our cash needs at April 30 generally do not require us to borrow on our CLOC at that time. We had no outstanding balance under the 2015 CLOC as of April 30, 2016. See Item 8, note 8 to the consolidated financial statements for discussion of the Senior Notes and our 2015 CLOC.
Our 5.125% Senior Notes with a principal amount of $400 million matured in October 2014 and, utilizing available cash on hand, we repaid them according to their terms.
The following table provides ratings for debt issued by Block Financial as of April 30, 2016 and 2015:

As of	April 30, 2016			April 30, 2015
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-2	Baa2	Stable
S&P (1)	A-2	BBB	Stable	A-2	BBB	Negative
(1) Outlook of Negative effective June 10, 2016.
CASH AND INVESTMENT SECURITIES – As of April 30, 2016, we held cash and cash equivalents of $896.8 million, including $104.5 million held by our foreign subsidiaries.
As discussed above, we liquidated the AFS securities previously held by HRB Bank in connection with the closing of the P&A Transaction on August 31, 2015.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of April 30, 2016.
As of April 30, 2016, our Canadian operations had repaid their U.S. dollar denominated borrowings owed to various U.S. subsidiaries. Non-borrowed funds would have to be repatriated to be available to fund domestic operations, and in certain circumstances this would trigger additional income taxes on those amounts. We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $10.6 million during fiscal year 2016 compared to decreases of $10.0 million and $17.6 million in fiscal years 2015 and 2014, respectively. This change resulted primarily from a decline in Canadian exchange rates.

H&R Block, Inc. | 2016 Form 10-K	31

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – A summary of our borrowings and known contractual obligations as of April 30, 2016, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods is as follows:

(in 000s)
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt (including interest)	$1,982,578	$72,688	$145,375	$780,098	$984,417
Contingent acquisition payments	8,657	7,881	776	—	—
Capital lease obligations	7,435	826	2,007	2,197	2,405
Operating leases	680,816	213,523	290,031	113,381	63,881
Total contractual cash obligations	$2,679,486	$294,918	$438,189	$895,676	$1,050,703

The table above does not reflect unrecognized tax benefits of approximately $112 million due to the high degree of uncertainty regarding the future cash flows associated with these amounts.
See discussion of contractual obligations and commitments in Item 8, within the notes to the consolidated financial statements.
REGULATORY ENVIRONMENT – The federal government, various state, local, provincial and foreign governments, and some self-regulatory organizations have enacted statutes and ordinances, or adopted rules and regulations, regulating aspects of our business. These aspects include, but are not limited to, commercial income tax return preparers, income tax courses, the electronic filing of income tax returns, the offering of RTs, privacy, consumer protection, franchising, sales methods and banking. We determine the applicability of such statutes, ordinances, rules and regulations (collectively, Laws) and work to comply with those Laws that are applicable to us or our services or products.
From time to time in the ordinary course of business, we receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to our services and products. In response to past inquiries, we have demonstrated that we comply with such Laws, convinced the authorities that such Laws were not applicable or that compliance already exists, or modified our activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. We believe the past resolution of such inquiries and our ongoing compliance with Laws has not had a material effect on our consolidated financial statements. We cannot predict what effect future Laws, changes in interpretations of existing Laws or the results of future regulatory inquiries with respect to the applicability of Laws may have on our consolidated financial position, results of operations and cash flows. See additional discussion of legal matters in Item 8, note 15 to the consolidated financial statements.
NON-GAAP FINANCIAL INFORMATION
Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Because these measures are not measures of financial performance under GAAP and are susceptible to varying calculations, they may not be comparable to similarly titled measures for other companies.
We consider our non-GAAP financial measures to be performance measures and a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business on a consistent basis across reporting periods, as it eliminates the effect of items that are not indicative of our core operating performance.
The following are descriptions of adjustments we make for our non-GAAP financial measures:

▪	We exclude losses from settlements and estimated contingent losses from litigation and favorable reserve adjustments. This does not include legal defense costs.

▪	We exclude non-cash charges to adjust the carrying values of goodwill, intangible assets, other long-lived assets and investments to their estimated fair values.

▪	We exclude severance and other restructuring charges in connection with the termination of personnel, closure of offices and related costs.

32	2016 Form 10-K | H&R Block, Inc.

▪	We exclude the gains and losses on business dispositions, including investment banking, legal and accounting fees from both business dispositions and acquisitions.

▪	We exclude the gains and losses on extinguishment of debt.
We may consider whether other significant items that arise in the future should also be excluded from our non-GAAP financial measures.
We measure the performance of our business using a variety of metrics, including EBITDA from continuing operations, adjusted EBITDA and EBITDA margin from continuing operations, adjusted pretax and net income of continuing operations, and adjusted diluted earnings per share from continuing operations. Adjusted EBITDA from continuing operations, adjusted pretax and net income from continuing operations, and adjusted diluted earnings per share from continuing operations eliminate the impact of items that we do not consider indicative of our core operating performance and, we believe, provide meaningful information to assist in understanding our financial results, analyzing trends in our underlying business, and assessing our prospects for future performance. We also use EBITDA from continuing operations and pretax income of continuing operations, each subject to permitted adjustments, as performance metrics in incentive compensation calculations for our employees.
The following is a reconciliation of EBITDA from continuing operations to net income:

			(in 000s)
Year ended April 30,	2016	2015	2014
Net income - as reported	$374,267	$473,663	$475,157
Add back:
Discontinued operations, net	9,286	13,081	24,940
Income taxes of continuing operations	185,926	256,061	267,019
Interest expense of continuing operations	69,141	45,928	57,388
Depreciation and amortization of continuing operations	173,598	159,804	115,604
	437,951	474,874	464,951
EBITDA from continuing operations	$812,218	$948,537	$940,108

H&R Block, Inc. | 2016 Form 10-K	33

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

	(in 000s, except per share amounts)
Year ended April 30,	2016
	Pretax Income	Net Income	EBITDA

From continuing operations	$569,479	$383,553	$812,218

Adjustments (pretax):
Loss contingencies - litigation	1,978	1,978	1,978
Severance	12,001	12,001	12,001
Costs related to HRB Bank and recapitalization transactions	20,722	20,722	20,722
Losses (gains) on AFS securities	(8,138)	(8,138)	(8,138)
Gain on sales of tax offices/businesses	(127)	(127)	(127)
Tax effect of adjustments (1)	—	(10,176)	—
	26,436	16,260	26,436

As adjusted - from continuing operations	$595,915	$399,813	$838,654

Adjusted EBITDA margin (2)			28%
Adjusted EPS		$1.59

Year ended April 30,	2015
	Pretax Income	Net Income	EBITDA

From continuing operations	$742,805	$486,744	$948,537

Adjustments (pretax):
Loss contingencies - litigation	(3,936)	(3,936)	(3,936)
Severance	6,699	6,699	6,699
Costs related to HRB Bank transaction	238	238	238
Losses (gains) on AFS securities	124	124	124
Gain on sales of tax offices/businesses	(656)	(656)	(656)
Tax effect of adjustments (1)	—	(963)	—
	2,469	1,506	2,469

As adjusted - from continuing operations	$745,274	$488,250	$951,006

Adjusted EBITDA margin (2)			31%
Adjusted EPS		$1.75

Year ended April 30,	2014
	Pretax Income	Net Income	EBITDA

From continuing operations	$767,116	$500,097	$940,108

Adjustments (pretax):
Loss contingencies - litigation	1,844	1,844	1,844
Severance	5,204	5,204	5,204
Costs related to HRB Bank transaction	2,747	2,747	2,747
Losses (gains) on AFS securities	(5,836)	(5,836)	(5,836)
Gain on sales of tax offices/businesses	(11,738)	(11,738)	(11,738)
Tax effect of adjustments (1)	—	3,045	—
	(7,779)	(4,734)	(7,779)

As adjusted - from continuing operations	$759,337	$495,363	$932,329

Adjusted EBITDA margin (2)			31%
Adjusted EPS		$1.79

[1]	Tax effect of adjustments is computed as the pretax effect of the adjustments multiplied by our effective tax rate before discrete items.

[2]	Adjusted EBITDA margin from continuing operations is computed as adjusted EBITDA from continuing operations divided by revenues from continuing operations.

34	2016 Form 10-K | H&R Block, Inc.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
GENERAL – We have a formal investment policy that strives to minimize the market risk exposure of our cash equivalents, which are primarily affected by credit quality and movements in interest rates. The guidelines in our investment policy focus on managing liquidity and preserving principal and earnings.
Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality, short-term investments, including money market funds. Because our cash and cash equivalents have a short maturity, our portfolio's market value is relatively insensitive to interest rate changes.
As our CLOC borrowings are generally seasonal, interest rate risk typically increases through our third fiscal quarter and declines to zero by fiscal year-end. While the market value of our CLOC borrowings is relatively insensitive to interest rate changes, interest expense on CLOC borrowings will increase and decrease with changes in the underlying short-term interest rates. We had no balance outstanding under the 2015 CLOC as of April 30, 2016.
Our long-term debt as of April 30, 2016, consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings until these notes mature or are refinanced. The fixed-rate interest payable on our Senior Notes is subject to adjustment based upon our credit ratings. See Item 8, note 8 to the consolidated financial statements.
FOREIGN EXCHANGE RATE RISK
Our operations in international markets are exposed to movements in currency exchange rates. The currencies primarily involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders' equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $10.6 million during fiscal year 2016 compared to a decrease of $10.0 million and$17.6 million in fiscal years 2015 and 2014, respectively. This change resulted primarily from a decline in Canadian exchange rates. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income in fiscal years 2016 and 2015 by $2.5 million and $2.9 million, respectively, and cash balances as of April 30, 2016 and 2015 by $8.9 million and $13.0 million, respectively.
We generally use foreign exchange forward contracts to mitigate foreign currency exchange rate risk for seasonal loans we advance to our Canadian operations. As of April 30, 2016, our Canadian operations had repaid their U.S. dollar denominated liabilities to various U.S. subsidiaries, which were exposed to exchange rate risk. Foreign currency losses totaled $7.8 million for fiscal year 2016, and are included in other expenses on our consolidated statements of income and comprehensive income.

H&R Block, Inc. | 2016 Form 10-K	35

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
Deloitte & Touche LLP audited our consolidated financial statements for fiscal years 2016, 2015 and 2014. The audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework, as of April 30, 2016.
Based on our assessment, management concluded that as of April 30, 2016, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO, using the 2013 framework. The Company's external auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ William C. Cobb	/s/ Tony G. Bowen
William C. Cobb	Tony G. Bowen
President and Chief Executive Officer	Chief Financial Officer

36	2016 Form 10-K | H&R Block, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
H&R Block, Inc.
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the "Company") as of April 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of H&R Block, Inc. and subsidiaries as of April 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company has changed its method of accounting for the classification of deferred tax assets and liabilities as of April 30, 2016 due to the adoption of Accounting Standard Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of April 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 17, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Kansas City, Missouri
June 17, 2016

H&R Block, Inc. | 2016 Form 10-K	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
H&R Block, Inc.
Kansas City, Missouri
We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the "Company") as of April 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended April 30, 2016 of the Company and our report dated June 17, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule, and includes an explanatory paragraph relating to a change in the method of accounting for classification of deferred tax assets and liabilities as of April 30, 2016 due to the adoption of Accounting Standard Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ Deloitte & Touche LLP
Kansas City, Missouri
June 17, 2016

38	2016 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME		(in 000s, except per share amounts)
Year ended April 30,	2016	2015	2014
REVENUES:
Service revenues	$2,653,936	$2,651,057	$2,570,273
Royalty, product and other revenues	384,217	427,601	454,022
	3,038,153	3,078,658	3,024,295
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	845,197	852,480	816,623
Occupancy and equipment	405,123	378,624	362,782
Provision for bad debt and loan losses	75,395	74,993	80,007
Depreciation and amortization	115,907	111,861	93,259
Other	243,930	212,532	219,706
	1,685,552	1,630,490	1,572,377
Selling, general and administrative:
Marketing and advertising	297,762	273,682	238,763
Compensation and benefits	228,778	238,527	249,779
Depreciation and amortization	57,691	47,943	22,345
Other selling, general and administrative	135,178	93,350	122,541
	719,409	653,502	633,428
Total operating expenses	2,404,961	2,283,992	2,205,805

Other income	17,701	1,314	36,315
Interest expense on borrowings	(68,962)	(45,246)	(55,279)
Other expenses	(12,452)	(7,929)	(32,410)
Income from continuing operations before income taxes	569,479	742,805	767,116
Income taxes	185,926	256,061	267,019
Net income from continuing operations	383,553	486,744	500,097
Net loss from discontinued operations, net of tax benefits of $5,414, $8,125 and $15,422	(9,286)	(13,081)	(24,940)
NET INCOME	$374,267	$473,663	$475,157

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.54	$1.77	$1.82
Discontinued operations	(0.04)	(0.05)	(0.09)
Consolidated	$1.50	$1.72	$1.73

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$1.53	$1.75	$1.81
Discontinued operations	(0.04)	(0.04)	(0.09)
Consolidated	$1.49	$1.71	$1.72

COMPREHENSIVE INCOME:
Net income	$374,267	$473,663	$475,157
Unrealized gains on securities, net of taxes:
Unrealized holding gains (losses) arising during the year, net	(3,530)	6,645	1,807
Reclassification adjustment for losses (gains) included in income	(4,982)	41	(3,705)
Change in foreign currency translation adjustments	(4,461)	(10,123)	(3,475)
Other comprehensive loss	(12,973)	(3,437)	(5,373)
Comprehensive income	$361,294	$470,226	$469,784

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2016 Form 10-K	39

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of April 30,	2016	2015
ASSETS
Cash and cash equivalents	$896,801	$2,007,190
Cash and cash equivalents - restricted	104,110	91,972
Receivables, less allowance for doubtful accounts of $57,011, and $54,527	153,116	167,964
Deferred tax assets and income taxes receivable	—	174,267
Prepaid expenses and other current assets	67,138	70,283
Investments in available-for-sale securities	1,133	439,625
Total current assets	1,222,298	2,951,301
Mortgage loans held for investment, less allowance for loan losses of $5,518 and $7,886	202,385	239,338
Property and equipment, at cost, less accumulated depreciation and amortization of $601,120 and $518,797	293,565	311,387
Intangible assets, net	433,885	432,142
Goodwill	470,757	441,831
Deferred tax assets and income taxes receivable	120,123	13,461
Other noncurrent assets	114,762	125,960
Total assets	$2,857,775	$4,515,420
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Customer banking deposits	$—	$744,241
Accounts payable and accrued expenses	259,586	231,322
Accrued salaries, wages and payroll taxes	161,786	144,744
Accrued income taxes	373,754	434,684
Current portion of long-term debt	826	790
Deferred revenue and other current liabilities	243,653	322,508
Total current liabilities	1,039,605	1,878,289
Long-term debt	1,501,925	505,298
Deferred tax liabilities and reserves for uncertain tax positions	132,960	142,586
Deferred revenue and other noncurrent liabilities	160,182	156,298
Total liabilities	2,834,672	2,682,471

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 260,218,666 and 316,628,110	2,602	3,166
Additional paid-in capital	758,230	783,793
Accumulated other comprehensive income (loss)	(11,233)	1,740
Retained earnings	40,347	1,836,442
Less treasury shares, at cost, of 39,701,409 and 41,353,479	(766,843)	(792,192)
Total stockholders' equity	23,103	1,832,949
Total liabilities and stockholders' equity	$2,857,775	$4,515,420

See accompanying notes to consolidated financial statements.

40	2016 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS			(in 000s)
Year ended April 30,	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$374,267	$473,663	$475,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,598	159,804	115,604
Provision for bad debt and loan losses	75,395	74,993	80,007
Deferred taxes	36,276	(15,502)	20,958
Stock-based compensation	23,540	26,068	20,058
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents - restricted	(12,159)	23,252	2,522
Receivables	(70,721)	(68,109)	(30,376)
Prepaid expenses and other current assets	4,321	(8,542)	2,293
Other noncurrent assets	4,197	2,260	(6,024)
Accounts payable and accrued expenses	16,723	681	8,430
Accrued salaries, wages and payroll taxes	17,388	(21,132)	33,362
Deferred revenue and other current liabilities	(77,510)	(34,491)	26,080
Deferred revenue and other noncurrent liabilities	3,055	3,289	(4,905)
Income tax receivables, accrued income taxes and income tax reserves	(12,499)	33,410	83,328
Other, net	(23,477)	(23,036)	(16,913)
Net cash provided by operating activities	532,394	626,608	809,581
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	—	(90,581)	(45,158)
Sales, maturities and payments received on available-for-sale securities	436,471	91,878	107,101
Principal payments on mortgage loans held for investment, net	33,721	23,886	46,664
Capital expenditures	(99,923)	(123,158)	(147,011)
Payments made for business acquisitions, net of cash acquired	(88,776)	(113,252)	(68,428)
Proceeds from notes receivable	—	—	64,865
Franchise loans funded	(22,820)	(49,695)	(63,960)
Payments received on franchise loans	55,007	90,636	87,220
Other, net	15,835	21,354	29,397
Net cash provided by (used in) investing activities	329,515	(148,932)	10,690
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of commercial paper and line of credit borrowings	(1,465,000)	(1,049,136)	(316,000)
Proceeds from issuance of commercial paper and line of credit borrowings	1,465,000	1,049,136	316,000
Repayments of long-term debt	—	(400,000)	—
Proceeds from issuance of long-term debt	996,831	—	—
Transfer of HRB Bank deposits	(419,028)	—	—
Customer banking deposits, net	(326,705)	(28,544)	(163,952)
Dividends paid	(201,688)	(219,960)	(218,980)
Repurchase of common stock, including shares surrendered	(2,018,338)	(10,449)	(6,106)
Proceeds from exercise of stock options	25,775	16,522	28,246
Other, net	(18,576)	(3,376)	(4,138)
Net cash used in financing activities	(1,961,729)	(645,807)	(364,930)

Effects of exchange rate changes on cash	(10,569)	(9,986)	(17,618)

Net increase (decrease) in cash and cash equivalents	(1,110,389)	(178,117)	437,723
Cash and cash equivalents at beginning of the year	2,007,190	2,185,307	1,747,584
Cash and cash equivalents at end of the year	$896,801	$2,007,190	$2,185,307

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$165,154	$236,624	$155,735
Interest paid on borrowings	59,058	44,847	55,221
Transfers of foreclosed loans to other assets	3,863	4,805	7,644
Accrued additions to property and equipment	2,822	14,282	5,257
Conversion of investment in preferred stock to available-for-sale common stock	—	5,000	—
Transfer of mortgage loans held for investment to held for sale	—	—	7,608
See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2016 Form 10-K	41

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of May 1, 2013	316,628	$3,166	$752,483	$10,550	$1,333,445	(43,993)	$(836,097)	$1,263,547
Net income	—	—	—	—	475,157	—	—	475,157
Other comprehensive loss	—	—	—	(5,373)	—	—	—	(5,373)
Stock-based compensation	—	—	20,058	—	—	—	—	20,058
Stock-based awards exercised or vested	—	—	(5,887)	—	(325)	1,811	34,458	28,246
Acquisition of treasury shares	—	—	—	—	—	(218)	(6,106)	(6,106)
Cash dividends declared - $0.80 per share	—	—	—	—	(218,980)	—	—	(218,980)
Balances as of April 30, 2014	316,628	3,166	766,654	5,177	1,589,297	(42,400)	(807,745)	1,556,549
Net income	—	—	—	—	473,663	—	—	473,663
Other comprehensive loss	—	—	—	(3,437)	—	—	—	(3,437)
Stock-based compensation	—	—	26,068	—	—	—	—	26,068
Stock awards exercised or vested	—	—	(8,881)	—	(942)	1,359	25,954	16,131
Acquisition of treasury shares	—	—	—	—	—	(315)	(10,449)	(10,449)
Other	—	—	(48)	—	(5,616)	3	48	(5,616)
Cash dividends declared - $0.80 per share	—	—	—	—	(219,960)	—	—	(219,960)
Balances as of April 30, 2015	316,628	3,166	783,793	1,740	1,836,442	(41,353)	(792,192)	1,832,949
Net income	—	—	—	—	374,267	—	—	374,267
Other comprehensive loss	—	—	—	(12,973)	—	—	—	(12,973)
Stock-based compensation	—	—	23,540	—	—	—	—	23,540
Stock awards exercised or vested	—	—	(15,257)	—	(2,848)	2,262	43,451	25,346
Acquisition of treasury shares	—	—	—	—	—	(610)	(18,102)	(18,102)
Repurchase and retirement of common shares	(56,409)	(564)	(33,846)	—	(1,965,826)	—	—	(2,000,236)
Cash dividends declared - $0.80 per share	—	—	—	—	(201,688)	—	—	(201,688)
Balances as of April 30, 2016	260,219	$2,602	$758,230	$(11,233)	$40,347	(39,701)	$(766,843)	$23,103

See accompanying notes to consolidated financial statements.

42	2016 Form 10-K | H&R Block, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our operating subsidiaries provide assisted and do-it-yourself (DIY) tax return preparation through multiple channels (including in-person, online and mobile applications, and desktop software) and related services and products to the general public primarily in the United States, Canada, Australia, and their respective territories.
PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and our 100% owned subsidiaries. Intercompany transactions and balances have been eliminated.
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See notes 15 and 16 for additional information on litigation, claims and other loss contingencies related to our discontinued operations.
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
Outstanding checks in excess of funds on deposit (book overdrafts) included in accounts payable totaled $43.1 million and $34.0 million as of April 30, 2016 and 2015, respectively.
CASH AND CASH EQUIVALENTS – RESTRICTED – Cash and cash equivalents – restricted consists primarily of cash held by our captive insurance subsidiary and for the benefit of our discontinued mortgage operations.
RECEIVABLES AND RELATED ALLOWANCES – Our trade receivables consist primarily of accounts receivable from tax clients for tax return preparation. The allowance for doubtful accounts for these receivables requires management's judgment regarding collectibility and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Credit losses from tax clients for tax return preparation are not specifically identified and charged off; instead they are evaluated on a pooled basis. At the end of each tax season the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons.
Our financing receivables consist primarily of mortgage loans held for investment, participations in H&R Block Emerald Advance® lines of Credit (EAs), loans made to franchisees, and amounts due under our refund discount program in Canada (Cash Back®).
H&R Block Emerald Advance® lines of credit. EAs are typically offered to clients in our offices from late November through mid-January, currently in an amount not to exceed $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be increased and utilized year-round. EA balances require an annual paydown on February 15th, and any amounts unpaid are placed on non-accrual status as of March 1st. Payments on past due amounts are applied to principal. Beginning in fiscal year 2016, we no longer originate EAs. These lines of credit are offered by BofI Federal Bank, a federal savings bank (BofI). We purchase participation interests in their loans, as discussed further in note 14.
Credit losses from EAs are not specifically identified; instead we review the credit quality of these receivables on a pooled basis, segregated by the year of origination and whether the credit was extended to a new or returning tax client. Credit losses are based on an analysis of collections received and expected collections over subsequent tax seasons. We charge-off receivables to an amount we believe represents the net realizable value.

H&R Block, Inc. | 2016 Form 10-K	43

Loans made to franchisees. The credit quality of these receivables is assessed at origination at an individual franchisee level. Payment history is monitored on a regular basis. Based upon our internal analysis and underwriting activities, we believe all loans to franchisees are of similar credit quality. Loans are evaluated for collectibility when they become delinquent. Amounts deemed to be uncollectible are written off to bad debt expense and bad debt related to these loans has typically been immaterial. Additionally, the franchise territory serves as additional security in the event a franchisee defaults on the loan. In the event the franchisee is unable to repay the loan, we may revoke franchise rights, write off the remaining balance of the loan and refranchise the territory or begin operating it as company-owned.
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
We do not specifically identify credit losses for these receivables; instead we determine our allowance for these receivables based on a review of receipts taking into consideration historical experience. In September of each fiscal year, any balances remaining from the previous tax season are charged-off against the related allowance.
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

44	2016 Form 10-K | H&R Block, Inc.

GOODWILL AND INTANGIBLE ASSETS – Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but rather is tested for impairment annually, or more frequently if indications of potential impairment exist.
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The weighted-average life of intangible assets with finite lives is 19 years. Intangible assets, except customer relationships, are typically amortized over the estimated useful life of the assets using the straight-line method. Customer relationships are typically amortized over a five-year period using an accelerated method which takes into consideration expected customer attrition rates.
We capitalize certain allowable costs associated with software developed for internal use. These costs are typically amortized over three to five years using the straight-line method.
TREASURY SHARES – We record shares of common stock repurchased by us as treasury shares, at cost, resulting in a reduction of stockholders' equity. Periodically, we may retire shares held in treasury as determined by our Board of Directors. We typically reissue treasury shares as part of our stock-based compensation programs. When shares are reissued, we determine the cost using the average cost method.
REVENUE RECOGNITION – We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectibility is reasonably assured.
Service revenues consist primarily of fees for preparation and filing of tax returns, both in offices and through our online programs, fees earned on refund transfers (RTs), interchange income associated with our H&R Block Emerald Prepaid MasterCard® program and fees associated with our Peace of Mind® Extended Service Plan (POM). Service revenues are recognized in the period in which the service is performed as follows:

▪	Assisted and online tax preparation revenues are recorded when a completed return is electronically filed or accepted by the customer.

▪	Fees related to RTs are recognized when Internal Revenue Service (IRS) acknowledgment is received and the bank account is established at BofI.

▪
Revenues associated with our H&R Block Emerald Prepaid MasterCard® program consist of interchange income from the use of debit cards and fees from the use of ATM networks, net of volume-based amounts retained by BofI in connection with the PMA. Interchange income is a fee paid by a merchant bank to BofI through the interchange network. Net revenue associated with our H&R Block Prepaid Mastercard® is recognized based on cardholder transactions.

▪	POM revenues are deferred and recognized over the term of the plan, based on actual claims paid in relation to projected claims.
Royalty, product and other revenues include royalties from franchisees and sales of desktop software products, and are recognized as follows:

▪	Franchise royalties, which are based on contractual percentages of franchise revenues, are recorded in the period in which the services are provided to the customer.

▪
Revenue from the sale of desktop software is recognized when the product is sold to the end user. Rebates, slotting fees and other incentives paid in connection with these sales are recorded as a reduction of revenue.

▪	Participation revenue on EAs is recorded over the life of the underlying loan.

▪
Interest on loans to franchisees is calculated using the average daily balance method and is recognized based on the principal amount outstanding until the outstanding balance is paid or becomes delinquent.

Sales tax we collect and remit to taxing authorities is recorded net in the consolidated statements of income.
In connection with the deregistration of H&R Block, Inc., H&R Block Group, Inc. and Block Financial, LLC as savings and loan holding companies (SLHCs), as discussed further in note 2, we no longer present interest income on mortgage

H&R Block, Inc. | 2016 Form 10-K	45

loans held for investment and various other investments as revenues. Effective September 1, 2015, these amounts are prospectively reported in other income on the consolidated statements of income and comprehensive income.
ADVERTISING EXPENSE – Advertising costs for radio and television ads are expensed over the course of the tax season, with print and mailing advertising expensed as incurred.
EMPLOYEE BENEFIT PLANS – We have a 401(k) defined contribution plan covering eligible full-time and seasonal employees following the completion of an eligibility period. Contributions to this plan are discretionary and totaled $14.3 million, $14.8 million and $11.8 million for continuing operations in fiscal years 2016, 2015 and 2014, respectively.
We have severance plans covering executives and eligible regular full-time or part-time active employees of a participating employer who incur a qualifying termination. Expenses related to severance benefits of continuing operations totaled $12.0 million, $6.7 million and $5.2 million in fiscal years 2016, 2015 and 2014, respectively.
FOREIGN CURRENCY TRANSLATION – Translation adjustments principally related to amounts outstanding under intercompany borrowings, resulted in foreign currency losses of $7.8 million, $5.9 million and $18.2 million in fiscal years 2016, 2015 and 2014 respectively.
NEW ACCOUNTING PRONOUNCEMENTS – In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-9, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-9), to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance will be effective for us on May 1, 2017, with early adoption permitted. We are currently evaluating the impact of ASU No. 2016-9 on our consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-2, "Leases" (ASU 2016-2), which will require the recognition of lease assets and lease liabilities by lessees for leases previously classified as operating leases. ASU 2016-2 also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. This guidance will be effective for us on May 1, 2019, with early adoption permitted, and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently evaluating the impact of ASU 2016-2 on our consolidated financial statements, although we expect the impact of this guidance on our consolidated financial statements could be significant.
In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes," (ASU 2015-17) which requires that deferred tax liabilities and assets be classified as noncurrent. We elected to adopt this guidance as of November 1, 2015, and applied it prospectively. As such, prior periods have not been adjusted.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," (ASU 2014-09) which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on May 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
NOTE 2: DIVESTITURE OF H&R BLOCK BANK
On August 4, 2015, H&R Block Bank (HRB Bank), Block Financial LLC, the sole shareholder of HRB Bank (Block Financial), and BofI, received regulatory approvals for a definitive Amended and Restated Purchase and Assumption Agreement pursuant to which we agreed to sell certain assets and liabilities, including all of the deposit liabilities of HRB Bank, to BofI (P&A Transaction). On August 31, 2015, we completed the P&A Transaction and made a net cash payment to BofI of $419 million, which was approximately equal to the carrying value of the liabilities (including all deposit liabilities) assumed by BofI. In connection with the closing, we sold the available-for-sale (AFS) securities previously held by HRB Bank.

46	2016 Form 10-K | H&R Block, Inc.

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
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
Year ended April 30,	2016	2015	2014
Net income from continuing operations attributable to shareholders	$383,553	$486,744	$500,097
Amounts allocated to participating securities	(718)	(774)	(692)
Net income from continuing operations attributable to common shareholders	$382,835	$485,970	$499,405

Basic weighted average common shares	249,009	275,033	273,830
Potential dilutive shares	1,809	2,103	2,197
Dilutive weighted average common shares	250,818	277,136	276,027
Earnings per share from continuing operations attributable to common shareholders:
Basic	$1.54	$1.77	$1.82
Diluted	1.53	1.75	1.81

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.1 million shares of stock for each of our fiscal years 2016, 2015 and 2014, as the effect would be antidilutive.
NOTE 4: RECEIVABLES
Receivables consist of the following:

(in 000s)
As of April 30,	2016		2015
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$50,000	$46,284	$56,603	$64,472
Receivables for tax preparation and related fees	52,327	5,528	48,864	6,103
Cash Back® receivables	37,663	—	42,680	—
Emerald Advance lines of credit	25,092	869	21,908	1,913
Royalties from franchisees	9,997	—	8,206	—
Other	35,048	7,726	44,230	8,379
	210,127	60,407	222,491	80,867
Allowance for doubtful accounts	(57,011)	—	(54,527)	—
	$153,116	$60,407	$167,964	$80,867

H&R Block, Inc. | 2016 Form 10-K	47

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
Loans to Franchisees. Loans made to franchisees as of April 30, 2016 consisted of $61.2 million in term loans made primarily to finance the purchase of franchises and $35.1 million in revolving lines of credit primarily for the purpose of funding off-season working capital needs. Loans made to franchisees as of April 30, 2015 consisted of $80.8 million in term loans and $40.3 million in revolving lines of credit.
As of April 30, 2016 and 2015, we had $0.3 million and $0.1 million of loans, respectively, more than 30 days past due. We had no loans to franchisees on non-accrual status as of April 30, 2016 or 2015.
Canadian Cash Back® Program. Refunds advanced under the Cash Back program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. Cash Back amounts are generally received within 60 days of filing the client's return. As of April 30, 2016 and 2015, $1.5 million and $1.3 million, respectively, of Cash Back balances were more than 60 days old.
H&R Block Emerald Advance® lines of credit. Beginning in fiscal year 2016, we no longer originate EAs. These lines of credit are originated by BofI, and we purchase a participation interest in them.
We review the credit quality of our EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of April 30, 2016, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2016	$10,867
2015	2,789
2014 and prior	(2,127)
Revolving loans	14,432
$25,961

As of April 30, 2016 and 2015, $21.1 million and $18.7 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.
Allowance for Doubtful Accounts. Activity in the allowance for doubtful accounts for our receivables is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2013	$7,390	$50,313	$57,703
Provision	24,619	46,439	71,058
Charge-offs	(24,479)	(51,704)	(76,183)
Balances as of April 30, 2014	7,530	45,048	52,578
Provision	27,065	44,002	71,067
Charge-offs	(27,242)	(41,876)	(69,118)
Balances as of April 30, 2015	7,353	47,174	54,527
Provision	24,939	48,743	73,682
Charge-offs	(23,285)	(47,913)	(71,198)
Balances as of April 30, 2016	$9,007	$48,004	$57,011

48	2016 Form 10-K | H&R Block, Inc.

NOTE 5: MORTGAGE LOANS HELD FOR INVESTMENT
The composition of our mortgage loan portfolio is as follows:

(dollars in 000s)
As of April 30,	2016		2015
	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$108,251	52%	$130,182	53%
Fixed-rate loans	97,957	48%	115,034	47%
	206,208	100%	245,216	100%
Unamortized deferred fees and costs	1,695		2,008
Less: Allowance for loan losses	(5,518)		(7,886)
	$202,385		$239,338

Our loan loss allowance as a percent of mortgage loans was 2.7% and 3.2% as of April 30, 2016 and 2015, respectively.
Activity in the allowance for loan losses for the years ended April 30, 2016, 2015 and 2014 is as follows:

(in 000s)
Year ended April 30,	2016	2015	2014
Balance as of the beginning of the year	$7,886	$11,272	$14,314
Provision	(1,173)	(10)	8,271
Recoveries	1,797	1,393	4,040
Charge-offs	(2,992)	(4,769)	(15,353)
Balance as of the end of the year	$5,518	$7,886	$11,272

Detail of the aging of the mortgage loans in our portfolio as of April 30, 2016 is as follows:

(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$9,775	$376	$40,987	$51,138	$70,906	$122,044
All other	2,315	131	5,878	8,324	75,840	84,164
	$12,090	$507	$46,865	$59,462	$146,746	$206,208

(1)	We do not accrue interest on loans past due 90 days or more.
NOTE 6: PROPERTY AND EQUIPMENT
The components of property and equipment, net of accumulated depreciation and amortization, are as follows:

(in 000s)
As of April 30,	2016	2015
Buildings	$76,289	$88,273
Computers and other equipment	128,815	140,636
Leasehold improvements	77,712	68,114
Purchased software	9,126	12,741
Land and other non-depreciable assets	1,623	1,623
	$293,565	$311,387

Depreciation and amortization expense of property and equipment for continuing operations for fiscal years 2016, 2015 and 2014 was $100.8 million, $101.3 million and $84.7 million, respectively.

H&R Block, Inc. | 2016 Form 10-K	49

NOTE 7: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the years ended April 30, 2016 and 2015 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of May 1, 2014	$468,414	$(32,297)	$436,117
Acquisitions	7,628	—	7,628
Disposals and foreign currency changes, net	(1,914)	—	(1,914)
Impairments	—	—	—
Balances as of April 30, 2015	474,128	(32,297)	441,831
Acquisitions	27,765	—	27,765
Disposals and foreign currency changes, net	1,161	—	1,161
Impairments	—	—	—
Balances as of April 30, 2016	$503,054	$(32,297)	$470,757

We tested goodwill for impairment in the fourth quarter of fiscal year 2016, and did not identify any impairment.
Components of intangible assets are as follows:

(in 000s)
As of April 30,	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reacquired franchise rights	$319,354	$(68,284)	$251,070	$294,647	$(46,180)	$248,467
Customer relationships	206,607	(104,072)	102,535	170,851	(78,157)	92,694
Internally-developed software	131,161	(95,768)	35,393	118,865	(80,689)	38,176
Noncompete agreements	31,499	(25,572)	5,927	30,630	(23,666)	6,964
Franchise agreements	19,201	(9,494)	9,707	19,201	(8,214)	10,987
Purchased technology	54,700	(25,909)	28,791	54,700	(19,846)	34,854
Acquired assets pending final allocation (1)	462	—	462	—	—	—
	$762,984	$(329,099)	$433,885	$688,894	$(256,752)	$432,142

(1)    Represents recent business acquisitions for which final purchase price allocations have not yet been determined.
The increase in intangible assets resulted primarily from acquired franchisee and competitor businesses during fiscal year 2016, which added approximately 260 offices to our company-owned network. The amounts and weighted-average lives of assets acquired or added during fiscal year 2016 are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Reacquired franchise rights	$23,412	6
Customer relationships	36,162	6
Internally-developed software	14,469	3
Noncompete agreements	812	5
Total	$74,855	5

Amortization of intangible assets of continuing operations for the years ended April 30, 2016, 2015 and 2014 was $72.8 million, $58.5 million and $30.9 million, respectively. Estimated amortization of intangible assets for fiscal years 2017, 2018, 2019, 2020 and 2021 is $75.6 million, $65.2 million, $50.8 million, $37.2 million and $26.1 million, respectively.

50	2016 Form 10-K | H&R Block, Inc.

NOTE 8: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
As of April 30,	2016	2015
Senior Notes, 4.125%, due October 2020	$648,129	$—
Senior Notes, 5.500%, due November 2022	498,175	497,894
Senior Notes, 5.250%, due October 2025	349,012	—
Capital lease obligation, due over the next 7 years	7,435	8,194
	1,502,751	506,088
Less: Current portion	(826)	(790)
	$1,501,925	$505,298

UNSECURED COMMITTED LINE OF CREDIT – In September 2015, we terminated our previous committed line of credit agreement and entered into a new Credit and Guarantee Agreement (2015 CLOC). The 2015 CLOC provides for an unsecured senior revolving credit facility in the aggregate principal amount of $2.0 billion, which includes a $200.0 million sublimit for swingline loans and a $100.0 million sublimit for standby letters of credit. We may request increases in the aggregate principal amount of the revolving credit facility of up to $500.0 million, subject to obtaining commitments from lenders therefor and meeting certain other conditions. The 2015 CLOC will mature on September 21, 2020, unless extended pursuant to the terms of the 2015 CLOC, at which time all outstanding amounts thereunder will be due and payable. The 2015 CLOC includes an annual facility fee, which will vary depending our then current credit ratings.
The 2015 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage (EBITDA-to-interest expense) ratio calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2015 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2015 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of April 30, 2016. As of April 30, 2016, amounts available to borrow under the 2015 CLOC were limited by the debt-to-EBITDA covenant in the 2015 CLOC Agreement to approximately $1.2 billion, however, our cash needs at April 30 generally do not require us to borrow on our CLOC at that time. We had no balance outstanding under the 2015 CLOC as of April 30, 2016.
SENIOR NOTES – On September 25, 2015, we issued $650.0 million of 4.125% Senior Notes due October 1, 2020 (2020 Senior Notes), and $350.0 million of 5.250% Senior Notes due October 1, 2025 (2025 Senior Notes). The Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. Proceeds of the 2020 Senior Notes and 2025 Senior Notes, along with cash on hand, were used to repurchase shares, as discussed in note 10.
On October 25, 2012, we issued $500.0 million of 5.50% Senior Notes due November 1, 2022. The Senior Notes are not redeemable by the bondholders prior to maturity.
The interest rates on our Senior Notes are subject to adjustment based upon our credit ratings.
OTHER INFORMATION – The aggregate payments required to retire long-term debt are $0.8 million, $1.0 million, $1.0 million, $1.1 million, $649.3 million and $849.6 million in fiscal years 2017, 2018, 2019, 2020, 2021 and beyond, respectively.

H&R Block, Inc. | 2016 Form 10-K	51

NOTE 9: FAIR VALUE
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
Assets measured on a recurring basis are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. There were no transfers between hierarchy levels during the fiscal years ended April 30, 2016 and 2015.
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of April 30,	2016		2015		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$896,801	$896,801	$2,007,190	$2,007,190	Level 1
Cash and cash equivalents - restricted	104,110	104,110	91,972	91,972	Level 1
Receivables, net - short-term	153,116	153,116	167,964	167,964	Level 1
Mortgage loans held for investment, net	202,385	190,503	239,338	190,196	Level 3
Investments in AFS securities	1,133	1,133	441,709	441,709	Level 1 and 2
Receivables, net - long-term	60,407	60,407	80,867	80,867	Level 1 and 3
Liabilities:
Customer banking deposits	—	—	744,699	737,261	Level 1 and 3
Long-term debt	1,502,751	1,566,098	506,088	556,769	Level 2
Contingent consideration	8,657	8,657	10,667	10,667	Level 3

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

52	2016 Form 10-K | H&R Block, Inc.

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

▪	Long-term debt - The fair value of our Senior Notes is based on quotes from multiple banks.

▪	Contingent consideration - Fair value approximates the carrying amount.
NOTE 10: STOCKHOLDERS' EQUITY
COMMON STOCK – During fiscal year 2016, we repurchased and immediately retired 56.4 million shares of stock at an aggregate cost of $2.0 billion, or an average price of $35.46 per share. We had no similar repurchases or retirements of common stock in fiscal years 2015 or 2014.
OTHER COMPREHENSIVE INCOME – Components of other comprehensive income include foreign currency translation adjustments and the change in net unrealized gains or losses on AFS marketable securities, and are as follows:

(in 000s)
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on AFS Securities	Total
Balances as of May 1, 2013	$6,809	$3,741	$10,550
Other comprehensive income before reclassifications:
Gross gains (losses) arising during the year	(3,416)	2,594	(822)
Tax expense (benefit)	59	787	846
	(3,475)	1,807	(1,668)
Amounts reclassified to net income:
Amount reclassified (1)	—	(5,835)	(5,835)
Tax expense (benefit)	—	(2,130)	(2,130)
	—	(3,705)	(3,705)
Net other comprehensive income (loss)	(3,475)	(1,898)	(5,373)

Balances as of April 30, 2014	3,334	1,843	5,177
Other comprehensive income before reclassifications:
Gross gains (losses) arising during the year	(9,004)	10,946	1,942
Tax expense (benefit)	1,119	4,301	5,420
	(10,123)	6,645	(3,478)
Amounts reclassified to net income:
Amount reclassified	—	68	68
Tax expense (benefit)	—	27	27
	—	41	41
Net other comprehensive loss	(10,123)	6,686	(3,437)

Balances as of April 30, 2015	(6,789)	8,529	1,740
Other comprehensive income before reclassifications:
Gross gains (losses) arising during the year	(4,398)	(5,800)	(10,198)
Tax expense (benefit)	63	(2,270)	(2,207)
	(4,461)	(3,530)	(7,991)
Amounts reclassified to net income:
Amount reclassified	—	(8,196)	(8,196)
Tax expense (benefit)	—	(3,214)	(3,214)
	—	(4,982)	(4,982)
Net other comprehensive income (loss)	(4,461)	(8,512)	(12,973)

Balances as of April 30, 2016	$(11,250)	$17	$(11,233)

(1) Amount represents a gross realized gain of $18.3 million on the sale of residual interests in mortgage securitizations, net of other-than-temporary impairments on AFS securities of $12.4 million.
Gross gains and losses reclassified out of accumulated other comprehensive income are included in other income and other expense, respectively, in the consolidated statements of income and comprehensive income.

H&R Block, Inc. | 2016 Form 10-K	53

NOTE 11: STOCK-BASED COMPENSATION
We have a stock-based Long Term Incentive Plan (Plan), under which we can grant stock options, restricted shares, performance-based share units, restricted share units, deferred stock units and other forms of equity to employees, non-employee directors and consultants. Stock-based compensation expense of our continuing operations totaled $23.5 million, $26.1 million and $20.1 million in fiscal years 2016, 2015 and 2014, respectively, net of related tax benefits of $9.5 million, $9.9 million and $7.6 million, respectively. We realized tax benefits of $20.9 million, $12.5 million and $10.6 million in fiscal years 2016, 2015 and 2014, respectively.
As of April 30, 2016, we had 8.7 million shares reserved for future awards under our Plan. We issue shares from our treasury stock to satisfy the exercise or vesting of stock-based awards and believe we have adequate treasury stock balances available for future issuances.
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
Options, nonvested shares and nonvested share units (other than performance-based nonvested share units) granted to employees typically vest pro-rata based upon service over a three-year period with a portion vesting each year. Performance-based nonvested share units granted to employees typically cliff vest at the end of a three-year period based upon satisfaction of both service-based and performance-based requirements. The number of performance-based share units that ultimately vest ranges from zero to 250 percent of the number granted, based on the form of award, performance metrics such as earnings before interest, taxes, depreciation and amortization (EBITDA), return on equity, return on invested capital, total shareholder return or our stock price. Deferred stock units granted to non-employee directors vest when they are granted and are settled six months after the director separates from service as a director of the Company, except in the case of death.
All share units granted after March 2013 to employees and non-employee directors receive cumulative dividend equivalents at the time of distribution. Options granted under our Plan have a maximum contractual term of ten years.
STOCK OPTIONS – A summary of options for the fiscal year ended April 30, 2016, is as follows:

(in 000s, except per share amounts)
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of the year	2,613	$17.71
Granted	112	34.73
Exercised	(707)	16.85
Forfeited or expired	(42)	27.15
Outstanding, end of the year	1,976	$18.76	5 years	$4,812

Exercisable, end of the year	1,871	$17.85	5 years	$4,812
Exercisable and expected to vest	1,961	$18.64	5 years	$4,812

The total intrinsic value of options exercised during fiscal years 2016, 2015 and 2014 was $11.7 million, $8.4 million and $13.6 million, respectively. As of April 30, 2016, we had $0.4 million of total unrecognized compensation cost related to outstanding options. The cost is expected to be recognized over a weighted-average period of two years.
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

54	2016 Form 10-K | H&R Block, Inc.

the grant date. Both expected volatility and the risk-free interest rate are based on a period that approximates the expected term.
The following assumptions were used to value options during the periods:

Year ended April 30,	2016	2015	2014
Options - management and director:
Expected volatility	22.95%-24.87%	26.25%	30.89% - 31.57%
Expected term	4 years	4 years	4 years
Dividend yield	2.26%-2.69%	2.62%	2.77% - 2.87%
Risk-free interest rate	1.29%-1.43%	1.43%	1.06% - 1.31%
Weighted-average fair value	$5.28	$5.18	$5.57

OTHER AWARDS – A summary of nonvested shares, nonvested share units and deferred stock units, including those that are performance-based, for the year ended April 30, 2016, is as follows:

(shares in 000s)
	Nonvested Shares and Nonvested Share Units		Performance-Based Nonvested Share Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of the year	1,487	$24.05	1,192	$26.26
Granted	593	30.58	912	30.00
Released	(511)	24.26	(980)	16.74
Forfeited	(56)	30.11	(25)	33.45
Outstanding, end of the year	1,513	$26.21	1,099	$31.86

The total fair value of shares and units vesting during fiscal years 2016, 2015 and 2014 was $28.8 million, $14.3 million and $8.6 million, respectively. As of April 30, 2016, we had $32.1 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.
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

Year ended April 30,	2016	2015	2014
Expected volatility	12.85% - 55.27%	12.28% - 78.42%	11.75% – 70.17%
Expected term	3 years	3 years	3 years
Dividend yield (1)	0% - 2.70%	0% - 2.39%	0% – 2.88%
Risk-free interest rate	0.95%	0.81%	0.61%
Weighted-average fair value	$30.00	$37.17	$28.59

(1)	The valuation model assumes that dividends are reinvested by the Company on a continuous basis.

H&R Block, Inc. | 2016 Form 10-K	55

NOTE 12: INCOME TAXES
The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
Year ended April 30,	2016	2015	2014
Domestic	$513,746	$682,744	$754,036
Foreign	55,733	60,061	13,080
	$569,479	$742,805	$767,116

The components of income tax expense (benefit) for continuing operations are as follows:

(in 000s)
Year ended April 30,	2016	2015	2014
Current:
Federal	$167,233	$245,473	$195,277
State	(26,980)	31,501	33,274
Foreign	8,735	9,788	6,749
	148,988	286,762	235,300
Deferred:
Federal	19,937	(30,181)	28,624
State	13,801	(4,040)	5,475
Foreign	3,200	3,520	(2,380)
	36,938	(30,701)	31,719
Total income taxes for continuing operations	$185,926	$256,061	$267,019

The reconciliation between the income tax provision and the amount computed by applying the statutory federal tax rate of 35% to income taxes of continuing operations is as follows:

Year ended April 30,	2016	2015	2014
U.S. statutory tax rate	35.0%	35.0%	35.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	2.2%	3.5%	3.8%
Earnings taxed in foreign jurisdictions	(2.0)%	(1.8)%	(0.2)%
Permanent differences	(0.2)%	(0.3)%	0.1%
Uncertain tax positions	2.8%	(1.0)%	(5.6)%
Change in valuation allowance	(0.5)%	0.2%	1.5%
Significant state apportionment changes	(4.3)%	—%	—%
Other	(0.3)%	(1.1)%	0.2%
Effective tax rate	32.7%	34.5%	34.8%

The effective tax rate for fiscal year 2016 decreased 1.8% compared to the prior year. This decrease was due largely to the tax effects of changes in state apportionment. The 4.3% decrease related to the changes in state apportionment were related to income from prior fiscal years for which tax returns were not yet filed when the apportionment change was made. The favorable impact of the change in state apportionment was offset by an increase in uncertain tax positions. The tax expense from uncertain tax positions resulted mainly from federal and state tax positions taken on current year income tax returns.
The net loss from discontinued operations for fiscal years 2016, 2015 and 2014 totaled $9.3 million, $13.1 million and $24.9 million, respectively, and was net of tax benefits of $5.4 million, $8.1 million and $15.4 million, respectively.

56	2016 Form 10-K | H&R Block, Inc.

The significant components of deferred tax assets and liabilities are reflected in the following table:

(in 000s)
As of April 30,	2016	2015
Deferred tax assets:
Accrued expenses	$7,919	$9,301
Deferred revenue	35,066	39,604
Allowance for credit losses and related reserves	69,347	107,554
Internally-developed software	51,998	46,376
Deferred and stock-based compensation	19,075	21,776
Net operating loss carry-forward	26,992	27,285
Federal tax benefits related to state unrecognized tax benefits	31,123	26,862
Other	10,187	7,278
Valuation allowance	(21,515)	(24,937)
Total deferred tax assets	230,192	261,099

Deferred tax liabilities:
Prepaid expenses and other	(3,225)	(7,295)
Property and equipment	(19,913)	(25,589)
Intangibles	(93,406)	(93,700)
Total deferred tax liabilities	(116,544)	(126,584)

Net deferred tax assets	$113,648	$134,515

Effective November 1, 2015, we adopted the provisions of ASU 2015-17 on a prospective basis. Accordingly, all net deferred tax assets and liabilities as of April 30, 2016 are classified as noncurrent in the consolidated balance sheet. Amounts for prior periods have not been restated in the consolidated financial statements.
Our valuation allowance on deferred tax assets decreased $3.4 million during the current period. The decrease in the valuation allowance related to management's assessment that it was now more likely than not that we could utilize our deferred tax assets related to foreign tax credit carry-forwards, which were included in other deferred tax assets as of April 30, 2015.
Certain of our subsidiaries file stand-alone returns in various states and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. As of April 30, 2016, we had net operating losses (NOLs) in various states and foreign jurisdictions. The amount of state NOLs vary by taxing jurisdiction. We maintain a valuation allowance of $20.7 million for the portion of such losses that, more likely than not, will not be realized. If not used, the NOLs will expire in varying amounts during fiscal years 2017 through 2034.
We intend to indefinitely reinvest the earnings of our foreign subsidiaries; therefore, no provision has been made for income taxes that might be payable upon remittance of such earnings. The amount of unrecognized tax liability on these foreign earnings, net of expected foreign tax credits, is not material as of April 30, 2016.

H&R Block, Inc. | 2016 Form 10-K	57

Changes in unrecognized tax benefits for fiscal years 2016, 2015 and 2014 are as follows:

(in 000s)
Year ended April 30,	2016	2015	2014
Balance, beginning of the year	$86,268	$111,491	$146,391
Additions based on tax positions related to prior years	29,294	15,510	9,743
Reductions based on tax positions related to prior years	(25,413)	(38,783)	(25,403)
Additions based on tax positions related to the current year	27,220	22,319	7,399
Reductions related to settlements with tax authorities	(450)	(10,450)	(23,993)
Expiration of statute of limitations	(8,922)	(11,423)	(11,853)
Other	3,517	(2,396)	9,207
Balance, end of the year	$111,514	$86,268	$111,491

The total gross unrecognized tax benefit ending balance as of April 30, 2016, 2015 and 2014, includes $82.3 million, $55.3 million and $73.7 million, respectively, which if recognized, would impact our effective tax rate. The difference results from adjusting the gross balances for such items as federal, state and foreign deferred items, interest and deductible taxes. We do not expect a significant change in the amount of unrecognized benefits as of the end of fiscal 2016 within the next twelve months.
Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The total gross interest and penalties accrued as of April 30, 2016, 2015 and 2014 totaled $22.3 million, $24.7 million and $24.6 million, respectively.
We file a consolidated federal income tax return in the United States with the IRS and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and settled upon completion of the examination, with tax controversies settled either at the examination level or through the appeals process. The Company currently does not have a U.S. federal income tax return under examination. Our U.S. federal returns for 2011 and all prior periods have been audited by the IRS and are closed. Our return for 2012 has been audited by the IRS but remains open until the three year statute runs in fall of 2016. Our U.S. federal returns for 2013 and after have not been audited and remain open to examination. With respect to state and local jurisdictions and countries outside of the United States, we and our subsidiaries are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties have been provided for in the consolidated financial statements for any adjustments that might be incurred due to state, local or foreign audits.
NOTE 13: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income and other expenses:

(in 000s)
Year ended April 30,	2016	2015	2014
Other income, net:
Mortgage loans and real estate owned, net	$4,914	$—	$—
Interest and gains on available-for-sale securities	8,548	—	19,918
Other	4,239	1,314	16,397
	$17,701	$1,314	$36,315
Other expenses, net:
Foreign currency losses	$(7,807)	$(5,878)	$(18,191)
Impairment of investments	(2,500)	(1,368)	(12,856)
Other	(2,145)	(683)	(1,363)
	$(12,452)	$(7,929)	$(32,410)

In connection with our deregistration as an SLHC, as discussed further in note 1, we no longer present interest income on mortgage loans held for investment and various other investments as revenues. Effective September 1,

58	2016 Form 10-K | H&R Block, Inc.

2015, these amounts are prospectively reported in other income on the consolidated statements of income and comprehensive income.
NOTE 14: COMMITMENTS AND CONTINGENCIES
We offer POM to tax clients whereby we (1) represent our clients if they are audited by the IRS, and (2) assume the cost, up to a cumulative per client limit of $6,000, of additional taxes owed by a client resulting from errors attributable to H&R Block. We defer all revenues and direct costs associated with these service plans, recognizing these amounts over the term of the service plan based on actual claims paid in relation to projected claims. The related short-term asset is included in prepaid expenses and other current assets. The related liability is included in deferred revenue and other current liabilities in the consolidated balance sheets. The related long-term asset and liability are included in other noncurrent assets and deferred revenue and other noncurrent liabilities, respectively, in the consolidated balance sheets. A loss on POM would be recognized if the sum of expected costs for services exceeded unearned revenue. Changes in the related balance of deferred revenue for both company-owned and franchise POM are as follows:

(in 000s)
Year ended April 30,	2016	2015
Balance, beginning of the year	$189,779	$166,259
Amounts deferred for new extended service plans issued	119,915	113,849
Revenue recognized on previous deferrals	(105,352)	(90,329)
Balance, end of the year	$204,342	$189,779

We accrued $7.0 million and $8.4 million as of April 30, 2016 and 2015, respectively, related to estimated losses under our standard guarantee, which is included with our standard in-office tax preparation services. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
We have accrued estimated contingent consideration totaling $8.7 million and $10.7 million as of April 30, 2016 and 2015, respectively, related to acquisitions, with amounts recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $69.4 million as of April 30, 2016, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $34.3 million.
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
We have a deferred compensation plan that permits certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in deferred revenue and other liabilities is $29.0 million and $33.8 million as of April 30, 2016 and 2015, respectively, reflecting our obligation under these plans.
In connection with the P&A Transaction we entered into an Emerald Advance Receivables Participation Agreement (RPA) dated August 31, 2015 with BofI. Pursuant to the RPA, we are required to purchase a 90% participation interest, at par, in all EAs originated by BofI throughout the term of the RPA. At April 30, 2016 the principal balance of purchased participation interests totaled $13.4 million.

H&R Block, Inc. | 2016 Form 10-K	59

Substantially all of the operations of our subsidiaries are conducted in leased premises. Most of the operating leases are for periods ranging from three years to five years, with renewal options, and provide for fixed monthly rentals. Future minimum operating lease commitments as of April 30, 2016, are as follows:

(in 000s)
2017	$213,523
2018	165,281
2019	124,750
2020	81,190
2021	32,191
2022 and beyond	63,881
$680,816

Rent expense of continuing operations for fiscal years 2016, 2015 and 2014 totaled $228.5 million, $213.1 million and $203.3 million, respectively.
See notes 15 and 16 to the consolidated financial statements for additional discussion regarding guarantees and indemnifications.
NOTE 15: LITIGATION AND RELATED CONTINGENCIES
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
We accrue liabilities for litigation, claims, and other loss contingencies and any related settlements (each referred to, individually, as a "matter" and, collectively, as "matters") when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been accrued for a number of the matters noted below. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range.
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of April 30, 2016. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of April 30, 2016 and 2015, we accrued liabilities of $2.3 million and $8.9 million, respectively, for matters addressed in this note.

60	2016 Form 10-K | H&R Block, Inc.

For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. This estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of April 30, 2016, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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
On May 31, 2012, a lawsuit was filed by Homeward Residential, Inc. (Homeward) in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index No. 651885/2012). SCC removed the case to the United States District Court for the Southern District of New York on June 28, 2012 (Case No. 12-cv-5067). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity, and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to SCC and to loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC

H&R Block, Inc. | 2016 Form 10-K	61

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
On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. The case is proceeding on the remaining claims. A portion of the accrual for representation and warranty claims, as discussed in note 16, is related to loans in this case. We have not concluded that a loss related to this lawsuit is probable, nor have we accrued a liability related to this lawsuit.
On April 5, 2013, a third lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC. The suit, styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 13-cv-2107), was filed as a related matter to the September 2012 Homeward suit mentioned above. In this April 2013 lawsuit, the plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2007-4 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 159 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. The case is proceeding on the remaining claims. A portion of the accrual for representation and warranty claims, as discussed in note 16, is related to loans in this case. We have not concluded that a loss related to this lawsuit is probable, nor have we accrued a liability related to this lawsuit.
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. SCC has received notices of claims for indemnification relating to lawsuits to which underwriters or depositors are party. Based on information currently available to SCC, it believes that the 22 lawsuits in which notice of a claim has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $4 billion). Because SCC has not been a party to these lawsuits (with the exception of Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al., filed in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) and settled as to SCC in August 2015), and has not had control of this litigation or any settlements thereof, SCC does not have precise information about the amount of damages or other remedies being asserted, the defenses to the claims in such lawsuits or the terms of any settlements of such lawsuits. SCC therefore cannot reasonably estimate the amount of potential losses or associated fees and expenses that may be incurred in connection with such lawsuits, which may be material. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the notices received included, and future notices may include, a reservation of rights, which are referred to as "reserved contribution rights," that encompasses a right of contribution which may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification claims or reserved contribution rights is probable, nor have we accrued a liability related to any of these claims or rights.
Securitization trustees also are, or have been, involved in lawsuits related to securitization transactions in which SCC participated. Plaintiffs in these lawsuits allege, among other things, that originators, depositors, servicers or other parties breached their representations and warranties or otherwise failed to fulfill their obligations, including that securitization trustees breached their contractual obligations, breached their fiduciary duties, or violated statutory requirements by failing to properly protect the certificate holders’ interests. SCC may receive notices for

62	2016 Form 10-K | H&R Block, Inc.

indemnification with respect to existing or new lawsuits or settlements of such lawsuits in its capacity as originator, depositor, or servicer. We have not concluded that a loss related to any indemnification claims by securitization trustees is probable, nor have we accrued a liability for such claims.
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Compliance Fee Litigation. On April 16, 2012, a putative class action lawsuit was filed against us in the Circuit Court of Jackson County, Missouri styled Manuel H. Lopez III v. H&R Block, Inc., et al. (Case # 1216CV12290) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all Missouri citizens who were charged the compliance fee, and asserts claims of violation of the Missouri Merchandising Practices Act, money had and received, and unjust enrichment. We filed a motion to compel arbitration of the 2011 claims. The court denied the motion. We filed an appeal. On May 6, 2014, the Missouri Court of Appeals, Western District, reversed the ruling of the trial court and remanded the case for further consideration of the motion. On March 12, 2015, the trial court denied the motion on remand. We filed an additional appeal. On March 8, 2016, the appellate court affirmed the decision of the trial court. We filed an application for transfer of the appeal in the Supreme Court of Missouri, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
On April 19, 2012, a putative class action lawsuit was filed against us in the United States District Court for the Western District of Missouri styled Ronald Perras v. H&R Block, Inc., et al. (Case No. 4:12-cv-00450-DGK) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff originally sought to represent all persons nationwide (excluding citizens of Missouri) who were charged the compliance fee, and asserted claims of violation of various state consumer laws, money had and received, and unjust enrichment. In November 2013, the court compelled arbitration of the 2011 claims and stayed all proceedings with respect to those claims. In June 2014, the court denied class certification of the remaining 2012 claims. The plaintiff filed an appeal with the Eighth Circuit Court of Appeals, which was denied on June 18, 2015. In January 2016, the plaintiff filed an amended complaint asserting claims of violation of Missouri and California state consumer laws, money had and received, and unjust enrichment, along with a motion to certify a class of all persons (excluding citizens of Missouri) who were charged the compliance fee in the state of California. We subsequently filed a motion for summary judgment on all claims. On April 29, 2016, the court granted our motion for summary judgment on all claims and denied the plaintiff's motion for class certification as moot. The plaintiff filed an appeal with the Eighth Circuit Court of Appeals, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
Form 8863 Litigation. A series of putative class action lawsuits were filed against us in various federal courts and one state court beginning on March 13, 2013. Taken together, the plaintiffs in these lawsuits purport to represent certain clients nationwide who filed Form 8863 during tax season 2013 through an H&R Block office or using H&R Block At Home® online tax services or desktop tax preparation software, and allege breach of contract, negligence and violation of state consumer laws in connection with transmission of the form. The plaintiffs seek damages, pre-judgment interest, attorneys' fees and costs. In August 2013, the plaintiff in the state court action voluntarily dismissed her case without prejudice. The Judicial Panel on Multidistrict Litigation subsequently granted our petition to consolidate the remaining federal lawsuits for coordinated pretrial proceedings in the United States District Court for the Western District of Missouri in a proceeding styled IN RE: H&R BLOCK IRS FORM 8863 LITIGATION (MDL No. 2474/Case No. 4:13-MD-02474-FJG). On July 11, 2014, the MDL court granted our motion to compel arbitration for those named plaintiffs who agreed to arbitrate their claims. Plaintiffs filed a consolidated class action complaint in October 2014. We filed a motion to strike the class allegations relating to those clients who agreed to arbitration, which the court granted on January 7, 2015. The parties subsequently reached an agreement to settle the remaining claims, subject to court approval. The court granted preliminary approval of the settlement on January 12, 2016 and final approval on May 23, 2016. A portion of our loss contingency accrual is related to this matter for the amount of loss that we consider probable and reasonably estimable.
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

H&R Block, Inc. | 2016 Form 10-K	63

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
NOTE 16: LOSS CONTINGENCIES ARISING FROM REPRESENTATIONS AND WARRANTIES OF OUR DISCONTINUED MORTGAGE OPERATIONS
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
SETTLEMENT ACTIONS – SCC has entered into tolling agreements with counterparties that have made a significant portion of previously denied representation and warranty claims. While these tolling agreements remain in effect, they toll the running of any applicable statute of limitations related to potential lawsuits regarding representation and warranty claims and other claims against SCC.
SCC has engaged in discussions with these counterparties since fiscal year 2013 regarding the bulk settlement of previously denied and potential future representation and warranty and other claims against SCC. Based on settlement discussions with these counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan

64	2016 Form 10-K | H&R Block, Inc.

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
LIABILITY FOR ESTIMATED CONTINGENT LOSSES – SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subject to a high degree of management judgment and estimates may vary significantly period to period. SCC's loss estimate as of April 30, 2016 is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of prior bulk settlements, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, bulk settlement methodologies used and publicly disclosed by other market participants, the potential pro-rata realization of the claims as compared to all claims and other relevant facts and circumstances when developing its estimate of probable loss. SCC believes that the most significant of these factors are the terms expected to result from ongoing bulk settlement discussions, which have been primarily influenced by the bulk settlement methodologies used and publicly disclosed by other market participants and the anticipated pro-rata realization of the claims of particular counterparties as compared to the anticipated realization if all claims and litigation were resolved together with payment of SCC's related administration and legal expense. Changes in any one of the factors mentioned above could significantly impact the estimate.
The liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Year ended April 30,	2016	2015	2014
Balance, beginning of the year	$149,765	$183,765	$158,765
Loss provisions	4,000	16,000	25,000
Payments	(88,500)	(50,000)	—
Balance, end of the year	$65,265	$149,765	$183,765

On June 11, 2015, the New York Court of Appeals, New York's highest court, held in ACE Securities Corp. v. DB Structured Products, Inc., that the six-year statute of limitations under New York law starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. This decision applies to claims and lawsuits brought against SCC where New York law governs. New York law governs many, though not all, of the RMBS transactions into which SCC entered. However this decision would not affect representation and warranty claims and lawsuits SCC has received or may receive, for example, where the statute of limitations has been tolled by agreement or a suit was timely filed. It is possible that in response to the statute of limitations rulings in the ACE case and similar rulings in other state and federal courts, parties seeking to pursue representation and warranty claims or lawsuits with respect to trusts where the statute of limitations for representation and warranty claims against the originator has run, may seek to distinguish certain aspects of the ACE decision, pursue alternate legal theories of recovery, or assert claims against other contractual parties such as securitization trustees. For example, a recent ruling by a New York intermediate appellate court allowed a counterparty to pursue litigation on additional loans in the same trust even though only some of the loans complied with the condition precedent of timely pre-suit notice and opportunity to cure or repurchase. The impact on SCC, if any, from alternative legal theories seeking to avoid or distinguish the ACE decision, or judicial limitations on the ACE decision, is unclear. SCC has not accrued liabilities for claims not subject to a tolling arrangement or not asserted prior to the expiration of the applicable statute of limitations.

H&R Block, Inc. | 2016 Form 10-K	65

SCC believes it is reasonably possible that future losses related to representation and warranty claims may vary from amounts accrued for these exposures. SCC currently believes the aggregate range of reasonably estimable possible losses in excess of amounts accrued is not material. This estimated range is based on the best information currently available, significant management judgment and a number of factors that are subject to change, including developments in case law and the factors mentioned above. The actual loss that may be incurred could differ materially from our accrual or the estimate of reasonably possible losses.
As described more fully in note 15, losses may also be incurred with respect to various indemnification claims or reserved contribution rights by underwriters, depositors, and securitization trustees in securitization transactions in which SCC participated. These indemnification claims or reserved contribution rights are frequently not subject to a stated term or limit. We have not concluded that a loss related to any of these indemnification claims or reserved contribution rights is probable, have not accrued a liability for these claims or rights and are not able to estimate a reasonably possible loss or range of loss for these claims or rights. Accordingly, neither the accrued liability described above totaling $65.3 million, nor the estimated range of reasonably possible losses in excess of the amount accrued described above, includes any possible losses which may arise from these indemnification claims or reserved contribution rights. There can be no assurances as to the outcome or impact of these indemnification claims or reserved contribution rights. In the event of unfavorable outcomes on these claims or rights, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our business and our consolidated financial position, results of operations and cash flows.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of April 30, 2016, total approximately $386 million and consist primarily of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
NOTE 17: SEGMENT INFORMATION
Our subsidiaries provide assisted and DIY tax return preparation through multiple channels (including in-person, online and mobile applications, and desktop software) and distribute the H&R Block-branded financial products and services of BofI. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or virtually via the internet) or prepared and filed by our clients through our DIY tax solutions.
We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation services seamlessly in our offices or through our tax software.

66	2016 Form 10-K | H&R Block, Inc.

Revenues of our continuing operations are as follows:

(in 000s)
Year ended April 30,	2016	2015	2014
REVENUES :
Tax preparation fees:
U.S. assisted	$1,890,175	$1,865,438	$1,794,043
International	190,527	207,772	200,152
U.S. DIY	234,341	231,854	206,516
	2,315,043	2,305,064	2,200,711
Royalties	266,418	292,743	316,153
Revenues from Refund Transfers	165,152	171,094	181,394
Revenues from Emerald Card®	92,608	103,300	103,730
Revenues from Peace of Mind® Extended Service Plan	86,830	81,551	89,685
Interest and fee income on Emerald Advance	57,268	57,202	56,877
Other	54,834	67,704	75,745
	$3,038,153	$3,078,658	$3,024,295

Our international operations contributed $209.8 million, $231.7 million and $232.2 million in revenues for fiscal years 2016, 2015 and 2014, respectively. The carrying value of assets held outside the U.S. totaled $527.1 million, $284.5 million and $303.9 million as of April 30, 2016, 2015 and 2014, respectively.
NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

(in 000s, except per share amounts)
	Fiscal Year 2016	Apr 30, 2016	Jan 31, 2016	Oct 31, 2015	Jul 31, 2015
Revenues	$3,038,153	$2,297,477	$474,543	$128,415	$137,718
Income (loss) from continuing operations before taxes (benefit)	$569,479	$1,140,807	$(146,500)	$(237,719)	$(187,109)
Income taxes (benefit)	185,926	439,582	(67,851)	(95,201)	(90,604)
Net income (loss) from continuing operations	383,553	701,225	(78,649)	(142,518)	(96,505)
Net loss from discontinued operations	(9,286)	(563)	(3,080)	(2,489)	(3,154)
Net income (loss)	$374,267	$700,662	$(81,729)	$(145,007)	$(99,659)
Basic earnings (loss) per share:
Continuing operations	$1.54	$3.15	$(0.34)	$(0.54)	$(0.35)
Discontinued operations	(0.04)	—	(0.01)	(0.01)	(0.01)
Consolidated	$1.50	$3.15	$(0.35)	$(0.55)	$(0.36)
Diluted earnings (loss) per share:
Continuing operations	$1.53	$3.13	$(0.34)	$(0.54)	$(0.35)
Discontinued operations	(0.04)	—	(0.01)	(0.01)	(0.01)
Consolidated	$1.49	$3.13	$(0.35)	$(0.55)	$(0.36)

H&R Block, Inc. | 2016 Form 10-K	67

(in 000s, except per share amounts)
	Fiscal Year 2015	Apr 30, 2015	Jan 31, 2015	Oct 31, 2014	Jul 31, 2014
Revenues	$3,078,658	$2,301,370	$509,074	$134,628	$133,586
Income (loss) from continuing operations before taxes (benefit)	$742,805	$1,210,059	$(90,865)	$(200,573)	$(175,816)
Income taxes (benefit)	256,061	465,926	(55,554)	(87,346)	(66,965)
Net income (loss) from continuing operations	486,744	744,133	(35,311)	(113,227)	(108,851)
Net income (loss) from discontinued operations	(13,081)	(5,292)	(1,637)	1,229	(7,381)
Net income (loss)	$473,663	$738,841	$(36,948)	$(111,998)	$(116,232)
Basic earnings (loss) per share:
Continuing operations	$1.77	$2.70	$(0.13)	$(0.41)	$(0.40)
Discontinued operations	(0.05)	(0.02)	—	—	(0.02)
Consolidated	$1.72	$2.68	$(0.13)	$(0.41)	$(0.42)
Diluted earnings (loss) per share:
Continuing operations	$1.75	$2.68	$(0.13)	$(0.41)	$(0.40)
Discontinued operations	(0.04)	(0.02)	—	—	(0.02)
Consolidated	$1.71	$2.66	$(0.13)	$(0.41)	$(0.42)

Because most of our clients file their tax returns during the period from January through April of each year, substantially all of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through a majority of the fiscal year.
The accumulation of four quarters in fiscal years 2016 and 2015 for earnings per share may not equal the related per share amounts for the years ended April 30, 2016 and 2015 due to the timing of the exercise of stock options and lapse of certain restrictions on nonvested shares and share units and deferred stock units and the antidilutive effect of stock options and nonvested shares and share units in the first three quarters for those years.
Information regarding H&R Block's common stock prices and dividends for fiscal years 2016 and 2015 is as follows:

	Fiscal Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal Year 2016:
Dividends paid per share	$0.80	$0.20	$0.20	$0.20	$0.20
Stock price range:
High	$37.53	$35.14	$37.53	$37.50	$34.62
Low	19.75	19.75	31.00	31.03	29.15
Fiscal Year 2015:
Dividends paid per share	$0.80	$0.20	$0.20	$0.20	$0.20
Stock price range:
High	$35.80	$35.80	$35.09	$33.92	$33.65
Low	27.23	30.10	31.41	27.42	27.23

NOTE 19: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

68	2016 Form 10-K | H&R Block, Inc.

CONDENSED CONSOLIDATING INCOME STATEMENTS					(in 000s)
Year ended April 30, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$192,698	$2,868,343	$(22,888)	$3,038,153
Cost of revenues	—	102,707	1,588,450	(5,605)	1,685,552
Selling, general and administrative	2,537	30,780	703,375	(17,283)	719,409
Total operating expenses	2,537	133,487	2,291,825	(22,888)	2,404,961
Other income	381,670	25,420	11,569	(400,958)	17,701
Interest expense on external borrowings	—	(68,531)	(431)	—	(68,962)
Other expenses	(6,534)	(3,947)	(21,534)	19,563	(12,452)
Income from continuing operations before taxes	372,599	12,153	566,122	(381,395)	569,479
Income taxes (benefit)	(1,668)	1,411	186,183	—	185,926
Net income from continuing operations	374,267	10,742	379,939	(381,395)	383,553
Net loss from discontinued operations	—	(9,286)	—	—	(9,286)
Net income	374,267	1,456	379,939	(381,395)	374,267
Other comprehensive loss	(12,973)	(8,444)	(12,973)	21,417	(12,973)
Comprehensive income (loss)	$361,294	$(6,988)	$366,966	$(359,978)	$361,294

Year ended April 30, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$226,285	$2,858,474	$(6,101)	$3,078,658
Cost of revenues	—	96,493	1,540,091	(6,094)	1,630,490
Selling, general and administrative	—	19,053	634,456	(7)	653,502
Total operating expenses	—	115,546	2,174,547	(6,101)	2,283,992
Other income	475,336	2,726	50,434	(527,182)	1,314
Interest expense on external borrowings	—	(44,884)	(362)	—	(45,246)
Other expenses	—	(953)	(14,976)	8,000	(7,929)
Income from continuing operations before taxes	475,336	67,628	719,023	(519,182)	742,805
Income taxes	1,673	2,602	251,786	—	256,061
Net income from continuing operations	473,663	65,026	467,237	(519,182)	486,744
Net income (loss) from discontinued operations	—	(16,725)	3,644	—	(13,081)
Net income	473,663	48,301	470,881	(519,182)	473,663
Other comprehensive income (loss)	(3,437)	6,738	(3,437)	(3,301)	(3,437)
Comprehensive income	$470,226	$55,039	$467,444	$(522,483)	$470,226

H&R Block, Inc. | 2016 Form 10-K	69

Year ended April 30, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$235,075	$2,795,562	$(6,342)	$3,024,295
Cost of revenues	—	124,887	1,453,832	(6,342)	1,572,377
Selling, general and administrative	—	22,505	610,923	—	633,428
Total operating expenses	—	147,392	2,064,755	(6,342)	2,205,805
Other income	478,866	20,925	5,580	(469,056)	36,315
Interest expense on external borrowings	—	(54,892)	(387)	—	(55,279)
Other expenses	—	(12,888)	(19,522)	—	(32,410)
Income from continuing operations before taxes	478,866	40,828	716,478	(469,056)	767,116
Income taxes	3,709	10,551	252,759	—	267,019
Net income from continuing operations	475,157	30,277	463,719	(469,056)	500,097
Net loss from discontinued operations	—	(23,771)	(1,169)	—	(24,940)
Net income	475,157	6,506	462,550	(469,056)	475,157
Other comprehensive loss	(5,373)	(2,012)	(5,373)	7,385	(5,373)
Comprehensive income	$469,784	$4,494	$457,177	$(461,671)	$469,784

70	2016 Form 10-K | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$9,025	$887,776	$—	$896,801
Cash & cash equivalents - restricted	—	29,004	75,106	—	104,110
Receivables, net	—	71,882	81,234	—	153,116
Prepaid expenses and other current assets	—	8,622	58,516	—	67,138
Investments in available-for-sale securities	—	—	1,133	—	1,133
Total current assets	—	118,533	1,103,765	—	1,222,298
Mortgage loans held for investment, net	—	202,385	—	—	202,385
Property and equipment, net	—	136	293,429	—	293,565
Intangible assets, net	—	—	433,885	—	433,885
Goodwill	—	—	470,757	—	470,757
Deferred tax assets and income taxes receivable	5,917	77,270	36,936	—	120,123
Investments in subsidiaries	1,738,643	—	108,995	(1,847,638)	—
Amounts due from affiliates	—	1,307,612	1,714,009	(3,021,621)	—
Other noncurrent assets	—	71,659	43,103	—	114,762
Total assets	$1,744,560	$1,777,595	$4,204,879	$(4,869,259)	$2,857,775

Accounts payable and accrued expenses	$1,531	$18,596	$239,459	$—	$259,586
Accrued salaries, wages and payroll taxes	—	1,766	160,020	—	161,786
Accrued income taxes	—	52,976	320,778	—	373,754
Current portion of long-term debt	—	—	826	—	826
Deferred revenue and other current liabilities	—	87,982	155,671	—	243,653
Total current liabilities	1,531	161,320	876,754	—	1,039,605
Long-term debt	—	1,495,316	6,609	—	1,501,925
Deferred tax liabilities and reserves for uncertain tax positions	5,917	10,786	116,257	—	132,960
Deferred revenue and other noncurrent liabilities	—	1,178	159,004	—	160,182
Amounts due to affiliates	1,714,009	—	1,307,612	(3,021,621)	—
Total liabilities	1,721,457	1,668,600	2,466,236	(3,021,621)	2,834,672
Stockholders' equity	23,103	108,995	1,738,643	(1,847,638)	23,103
Total liabilities and stockholders' equity	$1,744,560	$1,777,595	$4,204,879	$(4,869,259)	$2,857,775

H&R Block, Inc. | 2016 Form 10-K	71

As of April 30, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$478,077	$1,529,553	$(440)	$2,007,190
Cash & cash equivalents - restricted	—	45,098	46,874	—	91,972
Receivables, net	—	80,332	87,632	—	167,964
Deferred tax assets and income taxes receivable	—	77,418	96,849	—	174,267
Prepaid expenses and other current assets	—	7,771	62,512	—	70,283
Investments in available-for-sale securities	—	434,924	4,701	—	439,625
Total current assets	—	1,123,620	1,828,121	(440)	2,951,301
Mortgage loans held for investment, net	—	239,338	—	—	239,338
Property and equipment, net	—	218	311,169	—	311,387
Intangible assets, net	—	—	432,142	—	432,142
Goodwill	—	—	441,831	—	441,831
Deferred tax assets and income taxes receivable	—	44,788	—	(31,327)	13,461
Investments in subsidiaries	1,371,677	—	116,870	(1,488,547)	—
Amounts due from affiliates	463,434	134,094	1,058	(598,586)	—
Other noncurrent assets	—	81,075	44,885	—	125,960
Total assets	$1,835,111	$1,623,133	$3,176,076	$(2,118,900)	$4,515,420

Customer banking deposits	$—	$744,681	$—	$(440)	$744,241
Accounts payable and accrued expenses	1,104	7,672	222,546	—	231,322
Accrued salaries, wages and payroll taxes	—	1,946	142,798	—	144,744
Accrued income taxes	—	49,529	385,155	—	434,684
Current portion of long-term debt	—	—	790	—	790
Deferred revenue and other current liabilities	—	177,063	145,445	—	322,508
Total current liabilities	1,104	980,891	896,734	(440)	1,878,289
Long-term debt	—	497,893	7,405	—	505,298
Deferred tax liabilities and reserves for uncertain tax positions	—	25,696	148,217	(31,327)	142,586
Deferred revenue and other noncurrent liabilities	—	1,783	154,515	—	156,298
Amounts due to affiliates	1,058	—	597,528	(598,586)	—
Total liabilities	2,162	1,506,263	1,804,399	(630,353)	2,682,471
Stockholders' equity	1,832,949	116,870	1,371,677	(1,488,547)	1,832,949
Total liabilities and stockholders' equity	$1,835,111	$1,623,133	$3,176,076	$(2,118,900)	$4,515,420

72	2016 Form 10-K | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Year ended April 30, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$—	$(55,689)	$588,083	$—	$532,394
Cash flows from investing:
Sales, maturities and payments received on AFS securities	—	430,460	6,011	—	436,471
Mortgage loans held for investment, net	—	33,721	—	—	33,721
Capital expenditures	—	(21)	(99,902)	—	(99,923)
Payments for business acquisitions, net	—	—	(88,776)	—	(88,776)
Franchise loans funded	—	(22,479)	(341)	—	(22,820)
Payments received on franchise loans	—	54,613	394	—	55,007
Intercompany borrowings (payments)	—	(1,147,985)	(2,197,954)	3,345,939	—
Other, net	—	6,952	8,883	—	15,835
Net cash provided by (used in) investing activities	—	(644,739)	(2,371,685)	3,345,939	329,515
Cash flows from financing:
Repayments of line of credit borrowings	—	(1,465,000)	—	—	(1,465,000)
Proceeds from line of credit borrowings	—	1,465,000	—	—	1,465,000
Proceeds from long-term debt	—	996,831	—	—	996,831
Customer banking deposits, net	—	(327,145)	—	440	(326,705)
Transfer of HRB Bank deposits	—	(419,028)	—	—	(419,028)
Dividends paid	(201,688)	—	—	—	(201,688)
Repurchase of common stock	(2,018,338)	—	—	—	(2,018,338)
Proceeds from exercise of stock options	25,775	—	—	—	25,775
Intercompany borrowings (payments)	2,197,954	—	1,147,985	(3,345,939)	—
Other, net	(3,703)	(19,282)	4,409	—	(18,576)
Net cash provided by (used in) financing activities	—	231,376	1,152,394	(3,345,499)	(1,961,729)
Effects of exchange rate changes on cash	—	—	(10,569)	—	(10,569)
Net decrease in cash	—	(469,052)	(641,777)	440	(1,110,389)
Cash - beginning of the year	—	478,077	1,529,553	(440)	2,007,190
Cash - end of the year	$—	$9,025	$887,776	$—	$896,801

H&R Block, Inc. | 2016 Form 10-K	73

Year ended April 30, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by operating activities:	$—	$15,456	$611,152	$—	$626,608
Cash flows from investing:
Purchases of AFS securities	—	(90,381)	(200)	—	(90,581)
Sales, maturities and payments received on AFS securities	—	87,922	3,956	—	91,878
Mortgage loans held for investment, net	—	23,886	—	—	23,886
Capital expenditures	—	(224)	(122,934)	—	(123,158)
Payments for business acquisitions, net	—	—	(113,252)	—	(113,252)
Franchise loans funded	—	(49,220)	(475)	—	(49,695)
Payments received on franchise loans	—	90,199	437	—	90,636
Intercompany borrowings (payments)	—	134,094	(285,049)	150,955	—
Other, net	—	12,011	9,343	—	21,354
Net cash provided by (used in) investing activities	—	208,287	(508,174)	150,955	(148,932)
Cash flows from financing:
Repayments of short-term borrowings	—	(1,049,136)	—	—	(1,049,136)
Proceeds from short-term borrowings	—	1,049,136	—	—	1,049,136
Repayments of long-term debt	—	(400,000)	—	—	(400,000)
Customer banking deposits, net	—	(29,204)	—	660	(28,544)
Dividends paid	(219,960)	—	—	—	(219,960)
Repurchase of common stock	(10,449)	—	—	—	(10,449)
Proceeds from exercise of stock options	16,522	—	—	—	16,522
Intercompany borrowings (payments)	213,887	71,162	(134,094)	(150,955)	—
Other, net	—	—	(3,376)	—	(3,376)
Net cash used in financing activities	—	(358,042)	(137,470)	(150,295)	(645,807)
Effects of exchange rate changes on cash	—	—	(9,986)	—	(9,986)
Net decrease in cash	—	(134,299)	(44,478)	660	(178,117)
Cash - beginning of the year	—	612,376	1,574,031	(1,100)	2,185,307
Cash - end of the year	$—	$478,077	$1,529,553	$(440)	$2,007,190

74	2016 Form 10-K | H&R Block, Inc.

Year ended April 30, 2014	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by operating activities:	$—	$35,034	$774,547	$—	$809,581
Cash flows from investing:
Purchases of AFS securities	—	(45,158)	—	—	(45,158)
Sales, maturities and payments received on AFS securities	—	106,873	228	—	107,101
Mortgage loans held for investment, net	—	46,664	—	—	46,664
Capital expenditures	—	(75)	(146,936)	—	(147,011)
Payments for business acquisitions, net	—	—	(68,428)	—	(68,428)
Proceeds from notes receivable	—	—	64,865	—	64,865
Franchise loans funded	—	(63,960)	—	—	(63,960)
Payments received on franchise loans	—	87,220	—	—	87,220
Intercompany borrowings (payments)	—	33,497	(196,840)	163,343	—
Other, net	—	19,746	9,651	—	29,397
Net cash provided by (used in) investing activities	—	184,807	(337,460)	163,343	10,690
Cash flows from financing:
Repayments of short-term borrowings	—	(316,000)	—	—	(316,000)
Proceeds from short-term borrowings	—	316,000	—	—	316,000
Customer banking deposits, net	—	(165,575)	—	1,623	(163,952)
Dividends paid	(218,980)	—	—	—	(218,980)
Repurchase of common stock	(6,106)	—	—	—	(6,106)
Proceeds from exercise of stock options	28,246	—	—	—	28,246
Intercompany borrowings (payments)	196,840	—	(33,497)	(163,343)	—
Other, net	—	—	(4,138)	—	(4,138)
Net cash used in financing activities	—	(165,575)	(37,635)	(161,720)	(364,930)
Effects of exchange rate changes on cash	—	—	(17,618)	—	(17,618)
Net increase in cash	—	54,266	381,834	1,623	437,723
Cash - beginning of the year	—	558,110	1,192,197	(2,723)	1,747,584
Cash - end of the year	$—	$612,376	$1,574,031	$(1,100)	$2,185,307

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

H&R Block, Inc. | 2016 Form 10-K	75

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
(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2016 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework.
Based on our assessment, management concluded that, as of April 30, 2016, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company's external auditors that audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended April 30, 2016, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is included under the caption "Employees and Executive Officers" in Item 1 of this report on Form 10-K.
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2016, is incorporated herein by reference:

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
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2016, in the sections entitled "Director Compensation," "Director Compensation Table," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Risk Assessment in Compensation Programs," and "Executive Compensation," and is incorporated herein by reference.

76	2016 Form 10-K | H&R Block, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2016, in the sections entitled "Equity Compensation Plans" and "Information Regarding Security Holders," and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2016, in the sections entitled "Employment Agreements, Change-in-Control and Other Arrangements," "Review of Related Person Transactions," and "Corporate Governance," and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2016, in the section entitled "Audit Fees," and is incorporated herein by reference.
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

3.	Exhibits – The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

H&R Block, Inc. | 2016 Form 10-K	77

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
June 17, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on June 17, 2016.

/s/ William C. Cobb	/s/ Tony G. Bowen	/s/ Jeffrey T. Brown
William C. Cobb	Tony G. Bowen	Jeffrey T. Brown
President, Chief Executive Officer	Chief Financial Officer	Chief Accounting and Risk Officer
and Director	(principal financial officer)	(principal accounting officer)
(principal executive officer)

/s/ Robert A. Gerard	/s/ Angela N. Archon	/s/ Paul J. Brown
Robert A. Gerard	Angela N. Archon	Paul J. Brown
Director, Chairman of the Board	Director	Director

/s/ Richard A. Johnson	/s/ David B. Lewis	/s/ Victoria J. Reich
Richard A. Johnson	David B. Lewis	Victoria J. Reich
Director	Director	Director

/s/ Bruce C. Rohde	/s/ Tom D. Seip	/s/ Christianna Wood
Bruce C. Rohde	Tom D. Seip	Christianna Wood
Director	Director	Director

/s/ James F. Wright
James F. Wright
Director

78	2016 Form 10-K | H&R Block, Inc.

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

4.1
Indenture dated as of October 20, 1997, among H&R Block, Inc., Block Financial Corporation and Bankers Trust Company, as Trustee, filed as Exhibit 4(a) to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 1997, file number 1-06089, is incorporated herein by reference.

4.2
First Supplemental Indenture, dated as of April 18, 2000, among H&R Block, Inc., Block Financial Corporation, Bankers Trust Company and the Bank of New York, filed as Exhibit 4(a) to the Company's current report on Form 8-K filed April 17, 2000, file number 1-06089, is incorporated herein by reference.

4.3
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

4.4
Officer's Certificate, dated October 25, 2012, in respect of 5.50% Notes due 2022 of Block Financial LLC, filed as Exhibit 4.1 to the Company's current report on Form 8-K filed October 25, 2012, file number 1-06089, is incorporated herein by reference.

4.5
Officers’ Certificate, dated September 30, 2015, of Block Financial LLC (including the Form of the 4.125% Note due 2020 and the Form of the 5.250% Note due 2025), filed as Exhibit 4.2 to the Company's current report on Form 8-K filed September 30, 2015, file number 1-06089, is incorporated herein by reference.

4.6	Form of 5.50% Note due 2022 of Block Financial LLC, filed as Exhibit 4.2 to the Company's current report on Form 8-K filed October 25, 2012, file number 1-06089, is incorporated herein by reference.

4.7
Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-06089, is incorporated herein by reference.

4.8
Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-06089, is incorporated herein by reference.

4.9
Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-06089, is incorporated herein by reference.

10.1
*    2013 Long-Term Incentive Plan, as amended and restated on March 6, 2013, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2013, file number 1-06089, is incorporated herein by reference.

10.2
*    Form of 2013 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on March 6, 2013, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2013, file number 1-06089, is incorporated herein by reference.

10.3
*    Form of 2013 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, as approved on March 6, 2013, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2013, file number 1-06089, is incorporated herein by reference.

10.4
*    Form of 2013 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 19, 2013, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed June 21, 2013, file number 1-06089, is incorporated herein by reference.

10.5
*    Form of 2013 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, as approved on June 19, 2013, filed as Exhibit 10.4 to the Company's current report on Form 8-K filed June 21, 2013, file number 1-06089, is incorporated herein by reference.

10.6
*    Form of 2013 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 19, 2013, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed June 21, 2013, file number 1-06089, is incorporated herein by reference.

10.7
*    Form of 2013 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 19, 2013, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed June 21, 2013, file number 1-06089, is incorporated herein by reference.

H&R Block, Inc. | 2016 Form 10-K	79

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

10.13
*    Form of 2013 Long Term Incentive Plan Award Agreement for Performance Share Units, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed June 19, 2015, file number 1-06089, is incorporated herein by reference.

10.14
*    Alternate Form of 2013 Long Term Incentive Plan Award Agreement for Market Stock Units, filed as Exhibit 10.4 to the Company's current report on Form 8-K filed June 19, 2015, file number 1-06089, is incorporated herein by reference.

10.15
*    Alternate Form of 2013 Long Term Incentive Plan Award Agreement for Performance Share Units, filed as Exhibit 10.5 to the Company's current report on Form 8-K filed June 19, 2015, file number 1-06089, is incorporated herein by reference.

10.16
*    The Company's 2003 Long-Term Executive Compensation Plan, as amended September 30, 2010, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2010, file number 1-06089, is incorporated herein by reference.

10.17
*    First Amendment to the Company's 2003 Long-Term Executive Compensation Plan, effective May 10, 2012, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed May 11, 2012, file number 1-06089, is incorporated herein by reference.

10.18
*    Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Stock Options, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2011, file number 1-06089, is incorporated herein by reference.

10.19
*    Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Stock Options as approved on June 20, 2012, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed June 26, 2012, file number 1-06089, is incorporated herein by reference.

10.20
*    Employment Agreement dated April 27, 2011, between H&R Block Management, LLC and William C. Cobb, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed April 29, 2011, file number 1-06089, is incorporated herein by reference.

10.21
*    Letter Agreement between the Company, H&R Block Management, LLC and William C. Cobb, effective January 3, 2013, filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2013, file number 1-06089, is incorporated herein by reference.

10.22
*    Letter Agreement, dated as of July 15, 2014, by and among the Company, H&R Block Management, LLC, and William C. Cobb, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed July 17, 2014, file number 1-06089, is incorporated herein by reference.

10.23
*    Letter Agreement, dated as of June 18, 2015, by and among the Company, H&R Block Management, LLC, and William C. Cobb, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed June 19, 2015, file number 1-06089, is incorporated herein by reference.

10.24
*    Agreement between H&R Block Management, LLC, H&R Block, Inc. and William C. Cobb as of January 3, 2013 in connection with certain corrective actions relating to the June 30, 2011 Option Award, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed January 4, 2013, file number 1-06089, is incorporated herein by reference.

10.25
*    H&R Block, Inc. 2013 Long Term Incentive Plan Non-Qualified Stock Option Award Agreement between H&R Block, Inc. and William C. Cobb dated January 4, 2013, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed January 4, 2013, file number 1-06089, is incorporated herein by reference.

10.26
*    H&R Block, Inc. 2013 Long Term Incentive Plan Restricted Share Units Award Agreement between H&R Block, Inc. and William C. Cobb dated January 4, 2013, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed January 4, 2013, file number 1-06089, is incorporated herein by reference.

10.27
*    Grant Agreement between H&R Block, Inc. and William C. Cobb in connection with award of Restricted Shares as of May 2, 2011, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2011, file number 1-06089, is incorporated herein by reference.

10.28
*    Grant Agreement between H&R Block, Inc. and William C. Cobb in connection with award of Stock Options as of May 2, 2011, filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2011, file number 1-06089, is incorporated herein by reference.

80	2016 Form 10-K | H&R Block, Inc.

10.29
*    H&R Block Deferred Compensation Plan for Executives, as amended and restated on November 9, 2012, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2012, file number 1-06089, is incorporated herein by reference.

10.30
*    The Amended and Restated H&R Block Executive Performance Plan, filed as Exhibit 10.1 to the Company's current report on Form 8-K, filed September 12, 2014, file number 1-06089, is incorporated herein by reference.

10.31
*    The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended and restated effective November 7, 2013, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2013, file number 1-06089, is incorporated herein by reference.

10.32
*    The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated January 1, 2001) filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-06089, is incorporated herein by reference.

10.33
*    First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) effective as of July 1, 2002, filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-06089, is incorporated herein by reference.

10.34
*    Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-06089, is incorporated herein by reference.

10.35
*    H&R Block Severance Plan, as amended and restated on March 29, 2013, filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2013, file number 1-06089, is incorporated herein by reference.

10.36
*    H&R Block Inc. Executive Severance Plan, as amended and restated effective November 8, 2013, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed November 8, 2013, file number 1-06089, is incorporated herein by reference.

10.37
*    Form of Indemnification Agreement with Directors and Officers, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2012, file number 1-06089, is incorporated herein by reference.

10.38
*    2008 Deferred Stock Unit Plan for Outside Directors, as amended on September 14, 2011, filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the year ended April 30, 2012, file number 1-06089, is incorporated herein by reference.

10.39
Credit and Guarantee Agreement dated September 21, 2015, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 21, 2015, file number 1-06089, is incorporated herein by reference.

10.40
Amended and Restated Purchase and Assumption Agreement, dated August 5, 2015, by and among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed August 5, 2015, file number 1-06089, is incorporated herein by reference.

10.41
Program Management Agreement, dated August 31, 2015, by and between Emerald Financial Services, LLC and BofI Federal Bank, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

10.42
Emerald Advance Receivables Participation Agreement, dated as of August 31, 2015, by and among Emerald Financial Services, LLC, BofI Federal Bank, HRB Participant I, LLC and H&R Block, Inc., filed as Exhibit 10.2 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

10.43
Guaranty Agreement, dated as of August 31, 2015, by and between H&R Block, Inc. and BofI Federal Bank, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges for H&R Block, Inc. for the five years ended April 30, 2016.

12.2	Computation of Ratio of Earnings to Fixed Charges for Block Financial LLC for the five years ended April 30, 2016.

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

H&R Block, Inc. | 2016 Form 10-K	81

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*    Indicates management contracts, compensatory plans or arrangements.

**	Confidential Information has been omitted from this exhibit and filed separately with the Commission pursuant to a confidential treatment request under Rule 24b-2.

82	2016 Form 10-K | H&R Block, Inc.

H&R BLOCK, INC.
Schedule II - Valuation and Qualifying Accounts
Years ended 2016, 2015 and 2014
(in 000s)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to other accounts	Deductions	Balance at End of Period

Deferred tax valuation allowance:

Year ended April 30, 2016	$24,937	$3,207	$—	$(6,629)	21,515

Year ended April 30, 2015	$19,176	$6,788	$—	$(1,027)	24,937

Year ended April 30, 2014	$54,613	$12,467	$—	$(47,904)	19,176