Form 10-Q
period 2016-07-31
H&R BLOCK INC
filed 2016-09-01
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on August 31, 2016: 219,093,448 shares.

Form 10-Q for the Period Ended July 31, 2016

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	(unaudited, in 000s, except per share amounts)
	Three months ended July 31,
	2016	2015

REVENUES:
Service revenues	$112,384	$118,434
Royalty, product and other revenues	12,801	19,284
	125,185	137,718
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	52,355	55,789
Occupancy and equipment	94,425	89,855
Provision for bad debt and loan losses	1,417	2,005
Depreciation and amortization	27,467	27,084
Other	35,422	38,775
	211,086	213,508
Selling, general and administrative:
Marketing and advertising	7,561	8,531
Compensation and benefits	57,522	54,669
Depreciation and amortization	13,815	13,010
Other selling, general and administrative	19,925	21,982
	98,823	98,192
Total operating expenses	309,909	311,700

Other income, net	2,968	433
Interest expense on borrowings	(21,466)	(8,575)
Other expenses, net	(327)	(4,985)
Loss from continuing operations before income tax benefit	(203,549)	(187,109)
Income tax benefit	(82,523)	(90,604)
Net loss from continuing operations	(121,026)	(96,505)
Net loss from discontinued operations, net of tax benefits of $1,557 and $1,889	(2,647)	(3,154)
NET LOSS	$(123,673)	$(99,659)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.55)	$(0.35)
Discontinued operations	(0.01)	(0.01)
Consolidated	$(0.56)	$(0.36)

DIVIDENDS DECLARED PER SHARE	$0.22	$0.20

COMPREHENSIVE LOSS:
Net loss	$(123,673)	$(99,659)
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding losses arising during the period, net of tax benefits of $5 and $875	(11)	(1,360)
Reclassification adjustment for gains included in income, net of taxes of $ - and $89	—	141
Change in foreign currency translation adjustments	(3,560)	(8,755)
Other comprehensive loss	(3,571)	(9,974)
Comprehensive loss	$(127,244)	$(109,633)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2017 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	July 31, 2016	July 31, 2015	April 30, 2016

ASSETS
Cash and cash equivalents	$306,871	$1,299,382	$896,801
Cash and cash equivalents - restricted	122,025	61,040	104,110
Receivables, less allowance for doubtful accounts of $56,381, $53,771 and $57,011	103,425	103,194	153,116
Deferred tax assets and income taxes receivable	—	160,390	—
Prepaid expenses and other current assets	74,929	80,550	65,441
Investments in available-for-sale securities	1,123	406,360	1,133
Total current assets	608,373	2,110,916	1,220,601
Mortgage loans held for investment, less allowance for loan losses of $5,310, $7,659 and $5,518	192,375	230,130	202,385
Property and equipment, at cost, less accumulated depreciation and amortization of $622,937, $538,823 and $601,120	284,114	297,321	293,565
Intangible assets, net	419,909	417,009	433,885
Goodwill	470,942	454,394	470,757
Deferred tax assets and income taxes receivable	90,498	11,377	120,123
Other noncurrent assets	97,331	108,307	105,909
Total assets	$2,163,542	$3,629,454	$2,847,225
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Customer banking deposits	$—	$476,732	$—
Accounts payable and accrued expenses	157,085	116,855	259,586
Accrued salaries, wages and payroll taxes	43,516	33,447	161,786
Accrued income taxes and reserves for uncertain tax positions	216,390	245,541	373,754
Current portion of long-term debt	864	799	826
Deferred revenue and other current liabilities	191,304	316,880	243,653
Total current liabilities	609,159	1,190,254	1,039,605
Long-term debt	1,491,790	501,960	1,491,375
Deferred tax liabilities and reserves for uncertain tax positions	116,709	137,603	132,960
Deferred revenue and other noncurrent liabilities	145,691	130,210	160,182
Total liabilities	2,363,349	1,960,027	2,824,122
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 258,179,891, 316,628,110 and 260,218,666	2,582	3,166	2,602
Additional paid-in capital	748,924	773,783	758,230
Accumulated other comprehensive loss	(14,804)	(8,234)	(11,233)
Retained earnings (deficit)	(180,631)	1,679,234	40,347
Less treasury shares, at cost, of 39,087,239, 40,312,382 and 39,701,409	(755,878)	(778,522)	(766,843)
Total stockholders' equity (deficiency)	(199,807)	1,669,427	23,103
Total liabilities and stockholders' equity	$2,163,542	$3,629,454	$2,847,225

See accompanying notes to consolidated financial statements.

2	Q1 FY2017 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Three months ended July 31,	2016	2015

NET CASH USED IN OPERATING ACTIVITIES	$(475,675)	$(378,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities of and payments received on available-for-sale securities	58	32,103
Principal payments on mortgage loans held for investment, net	8,427	8,537
Capital expenditures	(6,246)	(8,689)
Payments made for business acquisitions, net of cash acquired	(1,635)	(12,271)
Franchise loans:
Loans funded	(2,219)	(2,582)
Payments received	6,473	11,434
Other, net	220	3,562
Net cash provided by investing activities	5,078	32,094

CASH FLOWS FROM FINANCING ACTIVITIES:
Customer banking deposits, net	—	(268,532)
Dividends paid	(48,514)	(55,063)
Repurchase of common stock, including shares surrendered	(45,312)	(17,756)
Proceeds from exercise of stock options	1,639	13,015
Other, net	(24,779)	(22,413)
Net cash used in financing activities	(116,966)	(350,749)

Effects of exchange rate changes on cash	(2,367)	(10,907)

Net decrease in cash and cash equivalents	(589,930)	(707,808)
Cash and cash equivalents at beginning of the period	896,801	2,007,190
Cash and cash equivalents at end of the period	$306,871	$1,299,382

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$61,289	$75,358
Interest paid on borrowings	15,519	15,381
Accrued additions to property and equipment	10,147	5,977
Accrued purchase of common stock	8,895	—

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2017 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of July 31, 2016 and 2015, the consolidated statements of operations and comprehensive loss for the three months ended July 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the three months ended July 31, 2016 and 2015 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2016 and 2015 and for all periods presented have been made.
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U. S. (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2016 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2016 or for the year then ended are derived from our April 30, 2016 Annual Report to Shareholders on Form 10-K.
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
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See notes 11 and 12 for additional information on litigation, claims and other loss contingencies related to our discontinued operations.
NEW ACCOUNTING PRONOUNCEMENTS – In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-3, "Interest - Imputation of Interest," (ASU 2015-3) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance must be applied retrospectively to all periods presented. We adopted this guidance effective May 1, 2016. Prior periods have been retrospectively adjusted to conform to the current period presentation. Debt issuance costs previously reported as other current assets and other noncurrent assets have been reclassified to long-term debt. This guidance did not have a material effect on our consolidated financial statements.
NOTE 2: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 4.7 million shares for the three months ended July 31, 2016, and 5.0 million shares for the three months ended July 31, 2015, as the effect would be antidilutive due to the net loss from continuing operations during those periods.

4	Q1 FY2017 Form 10-Q | H&R Block, Inc.

The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended July 31,
	2016	2015

Net loss from continuing operations attributable to shareholders	$(121,026)	$(96,505)
Amounts allocated to participating securities	(124)	(102)
Net loss from continuing operations attributable to common shareholders	$(121,150)	$(96,607)

Basic weighted average common shares	220,484	275,765
Potential dilutive shares	—	—
Dilutive weighted average common shares	220,484	275,765

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.55)	$(0.35)
Diluted	(0.55)	(0.35)

The weighted average shares outstanding for the three months ended July 31, 2016 decreased to 220.5 million from 275.8 million for the three months ended July 31, 2015, primarily due to share repurchases completed in the prior and current year. During the three months ended July 31, 2016, we purchased and immediately retired 2.0 million shares at an aggregate cost of $48.6 million (average price of $23.84 per share). The cost of shares retired during the current period was allocated to the components of stockholders’ equity as follows:

(in 000s)

Common stock	$20
Additional paid-in-capital	1,223
Retained earnings	47,351
Total	$48,594

STOCK-BASED COMPENSATION – In addition to the shares repurchased as discussed above, during the three months ended July 31, 2016, we acquired 0.2 million shares of our common stock at an aggregate cost of $5.6 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the three months ended July 31, 2015, we acquired 0.6 million shares at an aggregate cost of $17.8 million for similar purposes.
During the three months ended July 31, 2016 and 2015, we issued 0.9 million and 1.6 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the three months ended July 31, 2016, we granted equity awards equivalent to 1.1 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Nonvested units generally either vest over a three-year period with one-third vesting each year or cliff vest at the end of a three-year period, although the Compensation Committee may in limited circumstances approve grants with a modified vesting schedule. Stock-based compensation expense of our continuing operations totaled $5.5 million and $6.0 million for the three months ended July 31, 2016 and 2015, respectively. As of July 31, 2016, unrecognized compensation cost for stock options totaled $0.5 million, and for nonvested shares and units totaled $48.7 million.

H&R Block, Inc. | Q1 FY2017 Form 10-Q	5

NOTE 3: RECEIVABLES
Receivables consist of the following:

(in 000s)
As of	July 31, 2016		July 31, 2015		April 30, 2016
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$47,905	$46,461	$56,277	$57,792	$50,000	$46,284
Receivables for tax preparation and related fees	39,115	5,528	39,927	6,103	52,327	5,528
Cash Back® receivables	4,515	—	2,777	—	37,663	—
Emerald Advance lines of credit	24,857	111	20,321	598	25,092	869
Royalties from franchisees	6,885	—	4,509	—	9,997	—
Other	36,529	4,414	33,154	7,934	35,048	7,726
	159,806	56,514	156,965	72,427	210,127	60,407
Allowance for doubtful accounts	(56,381)	—	(53,771)	—	(57,011)	—
	$103,425	$56,514	$103,194	$72,427	$153,116	$60,407

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances as of July 31, 2016 and 2015 and April 30, 2016, consisted of $31.5 million, $38.4 million and $35.1 million, respectively, in revolving lines of credit primarily for the purpose of funding off-season working capital needs and $62.8 million, $75.7 million and $61.2 million, respectively, in term loans made primarily to finance the purchase of franchises.
As of July 31, 2016 and 2015 and April 30, 2016, loans with a principal balance of $2.6 million, $1.5 million and $0.3 million, respectively, were more than 30 days past due. We had no loans to franchisees on non-accrual status.
CANADIAN CASH BACK® PROGRAM – Refunds advanced under the Cash Back program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. Cash Back amounts are generally received within 60 days of filing the client's return. As of July 31, 2016 and 2015 and April 30, 2016, $0.6 million, $0.6 million and $1.5 million of Cash Back balances were more than 60 days old, respectively.
H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – Beginning in fiscal year 2016, we no longer originate H&R Block Emerald Advance® lines of credit (EAs). These lines of credit are originated by BofI Federal Bank, a federal savings bank (BofI), and we purchase a participation interest in them.
We review the credit quality of our EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of July 31, 2016, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2016	$9,224
2015 and prior	182
Revolving loans	15,562
$24,968

As of July 31, 2016 and 2015 and April 30, 2016, $21.4 million, $17.4 million and $21.1 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.

6	Q1 FY2017 Form 10-Q | H&R Block, Inc.

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our receivables for the three months ended July 31, 2016 and 2015 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2016	$9,007	$48,004	$57,011
Provision	451	966	1,417
Charge-offs	—	(2,047)	(2,047)
Balances as of July 31, 2016	$9,458	$46,923	$56,381

Balances as of May 1, 2015	$7,353	$47,174	$54,527
Provision	—	713	713
Charge-offs	—	(1,469)	(1,469)
Balances as of July 31, 2015	$7,353	$46,418	$53,771

NOTE 4: MORTGAGE LOANS HELD FOR INVESTMENT
The composition of our mortgage loan portfolio is as follows:

(dollars in 000s)
As of	July 31, 2016		July 31, 2015		April 30, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$102,535	52%	$124,752	53%	$108,251	52%
Fixed-rate loans	93,539	48%	111,096	47%	97,957	48%
	196,074	100%	235,848	100%	206,208	100%
Unamortized deferred fees and costs	1,611		1,941		1,695
Less: Allowance for loan losses	(5,310)		(7,659)		(5,518)
	$192,375		$230,130		$202,385

Our loan loss allowance as a percent of mortgage loans was 2.7% as of July 31, 2016, compared to 3.2% as of July 31, 2015 and 2.7% as of April 30, 2016.
Activity in the allowance for loan losses for the three months ended July 31, 2016 and 2015 is as follows:

(in 000s)
Three months ended July 31,	2016	2015
Balance at beginning of the period	$5,518	$7,886
Provision	—	(28)
Recoveries	370	365
Charge-offs	(578)	(564)
Balance at end of the period	$5,310	$7,659

Detail of the aging of the mortgage loans in our portfolio as of July 31, 2016 is as follows:

(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$8,849	$745	$38,503	$48,097	$68,392	$116,489
All other	1,457	349	5,236	7,042	72,543	79,585
	$10,306	$1,094	$43,739	$55,139	$140,935	$196,074

(1)	We do not accrue interest on loans past due 90 days or more.

H&R Block, Inc. | Q1 FY2017 Form 10-Q	7

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended July 31, 2016 and 2015 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2016	$503,054	$(32,297)	$470,757
Acquisitions	23	—	23
Disposals and foreign currency changes, net	162	—	162
Impairments	—	—	—
Balances as of July 31, 2016	$503,239	$(32,297)	$470,942

Balances as of April 30, 2015	$474,128	$(32,297)	$441,831
Acquisitions	14,030	—	14,030
Disposals and foreign currency changes, net	(1,467)	—	(1,467)
Impairments	—	—	—
Balances as of July 31, 2015	$486,691	$(32,297)	$454,394

The increase in goodwill during the period ended July 31, 2015, resulted from acquired franchisee and competitor businesses where the purchase price allocation had not been finalized. These allocations were finalized by the end of fiscal year 2016.
We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

8	Q1 FY2017 Form 10-Q | H&R Block, Inc.

Components of the intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of July 31, 2016:
Reacquired franchise rights	$319,545	$(72,977)	$246,568
Customer relationships	206,606	(110,696)	95,910
Internally-developed software	132,897	(99,873)	33,024
Noncompete agreements	31,492	(26,045)	5,447
Franchise agreements	19,201	(9,814)	9,387
Purchased technology	54,700	(27,425)	27,275
Acquired assets pending final allocation (1)	2,298	—	2,298
	$766,739	$(346,830)	$419,909
As of July 31, 2015:
Reacquired franchise rights	$294,918	$(51,233)	$243,685
Customer relationships	169,998	(83,471)	86,527
Internally-developed software	120,522	(84,215)	36,307
Noncompete agreements	30,576	(24,091)	6,485
Franchise agreements	19,201	(8,534)	10,667
Purchased technology	54,700	(21,362)	33,338
	$689,915	$(272,906)	$417,009
As of April 30, 2016:
Reacquired franchise rights	$319,354	$(68,284)	$251,070
Customer relationships	206,607	(104,072)	102,535
Internally-developed software	131,161	(95,768)	35,393
Noncompete agreements	31,499	(25,572)	5,927
Franchise agreements	19,201	(9,494)	9,707
Purchased technology	54,700	(25,909)	28,791
Acquired assets pending final allocation (1)	462	—	462
	$762,984	$(329,099)	$433,885

(1)    Represents recent business acquisitions, for which final purchase price allocations have not yet been determined.
Amortization of intangible assets for the three months ended July 31, 2016 and 2015 was $18.0 million and $16.6 million, respectively. Estimated amortization of intangible assets for fiscal years 2017, 2018, 2019, 2020 and 2021 is $76.7 million, $66.1 million, $51.7 million, $37.3 million and $26.1 million, respectively.
NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	July 31, 2016	July 31, 2015	April 30, 2016
Senior Notes, 4.125%, due October 2020	$650,000	$—	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	—	350,000
Capital lease obligation	7,229	8,031	7,435
Debt issuance costs and discounts	(14,575)	(5,272)	(15,234)
	1,492,654	502,759	1,492,201
Less: Current portion	(864)	(799)	(826)
	$1,491,790	$501,960	$1,491,375

H&R Block, Inc. | Q1 FY2017 Form 10-Q	9

Effective May 1, 2016, we adopted the provisions of ASU 2015-3 on a retrospective basis. Accordingly, debt issuance costs related to our Senior Notes are included in long-term debt in the consolidated balance sheets. Amounts for prior periods have been retrospectively adjusted to conform to the current period presentation. See note 1 for additional information.
In September 2015, we entered into a Credit and Guarantee Agreement (2015 CLOC). The 2015 CLOC provides for an unsecured senior revolving credit facility in the aggregate principal amount of $2.0 billion, which includes a $200.0 million sublimit for swingline loans and a $100.0 million sublimit for standby letters of credit. We may request increases in the aggregate principal amount of the revolving credit facility of up to $500.0 million, subject to obtaining commitments from lenders therefor and meeting certain other conditions. The 2015 CLOC will mature on September 21, 2020, unless extended pursuant to the terms of the 2015 CLOC, at which time all outstanding amounts thereunder will be due and payable. The 2015 CLOC includes an annual facility fee, which will vary depending our then current credit ratings.
The 2015 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage (EBITDA-to-interest expense) ratio calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2015 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2015 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of July 31, 2016.
As of July 31, 2016, amounts available to borrow under the 2015 CLOC were limited by the debt-to-EBITDA covenant in the 2015 CLOC Agreement to approximately $1.3 billion, however our cash needs at July 31 generally do not require us to borrow on our CLOC at that time. We had no balance outstanding under the 2015 CLOC as of July 31, 2016. We subsequently borrowed $50 million under the 2015 CLOC on August 31, 2016 for seasonal working capital needs.
NOTE 7: FAIR VALUE
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	July 31, 2016		July 31, 2015		April 30, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$306,871	$306,871	$1,299,382	$1,299,382	$896,801	$896,801
Cash and cash equivalents - restricted	122,025	122,025	61,040	61,040	104,110	104,110
Receivables, net - short-term	103,425	103,425	103,194	103,194	153,116	153,116
Mortgage loans held for investment, net	192,375	185,057	230,130	184,277	202,385	190,503
Investments in AFS securities	1,123	1,123	407,426	407,426	1,133	1,133
Receivables, net - long-term	56,514	56,514	72,427	72,427	60,407	60,407
Liabilities:
Customer banking deposits	—	—	477,145	473,720	—	—
Long-term debt	1,492,654	1,606,364	502,759	552,431	1,492,201	1,566,098
Contingent consideration	8,347	8,347	10,650	10,650	8,657	8,657

10	Q1 FY2017 Form 10-Q | H&R Block, Inc.

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

▪
Investments in available-for-sale (AFS) securities - For mortgage-backed securities, we historically used a third-party pricing service to determine fair value. The service's pricing model was based on market data and utilized available trade, bid and other market information for similar securities (Level 2). The fair value of our investment in common stock was determined based on quoted market prices (Level 1).

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
NOTE 8: INCOME TAXES
We file a consolidated federal income tax return in the United States (U.S.) with the Internal Revenue Service (IRS) and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and settled upon completion of the examination, with tax controversies settled either at the exam level or through the appeals process. The Company currently does not have a U.S. federal income tax return under examination. Our U.S. federal returns for 2011 and all prior periods have been audited by the IRS and are closed. Our return for 2012 has been audited by the IRS but remains open until the expiration of the three year statute of limitations in the fall of 2016. Our U.S. federal returns for 2013 and after have not been audited and remain open to examination. With respect to state and local jurisdictions and countries outside the United States, we and our subsidiaries are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of the audits is always uncertain, we believe that adequate amounts of tax, interest and penalties have been provided for in the consolidated financial statements for any adjustments that might be incurred due to state, local or foreign audits.
We had gross unrecognized tax benefits of $106.0 million, $76.5 million and $111.5 million as of July 31, 2016 and 2015 and April 30, 2016, respectively. The gross unrecognized tax benefits decreased $5.5 million and $9.8 million during the three months ended July 31, 2016 and 2015, respectively. The decrease in unrecognized tax benefits during the three months ending July 31, 2016 is primarily related to favorable audit settlements in various states. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $13.9 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under exam. The portion of unrecognized benefits expected to be cash settled within the next twelve months amounts to $7.5 million and is included in accrued income taxes on

H&R Block, Inc. | Q1 FY2017 Form 10-Q	11

our consolidated balance sheet. The remaining liability for uncertain tax positions is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
Consistent with prior years, our pretax loss for the three months ended July 31, 2016 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is at least more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations. Certain discrete tax adjustments are also reflected in income tax expense for the periods presented.
A discrete income tax benefit of $6.8 million was recorded in the three months ended July 31, 2016, compared to a discrete tax benefit of $20.6 million in the same period of the prior year. The discrete tax benefit recorded in the current period resulted primarily from favorable settlements of state audits. The discrete tax benefit recorded in the prior year resulted primarily from a law change enacted in the state of Missouri.
Our effective tax rate for continuing operations, including the effects of discrete income tax items was 40.5% and 48.4% for the three months ended July 31, 2016 and 2015, respectively. Discrete items increased management's estimate of the annualized effective tax rate for the three months ended July 31, 2016 and 2015 by 3.3% and 11.0%, respectively. Due to the loss in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate through our first quarter to be significantly different than the rate for our full fiscal year.
NOTE 9: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income and other expenses:

(in 000s)
	Three months ended July 31,
	2016	2015
Other income, net:
Mortgage loans and real estate owned, net	$1,537	$—
Interest and gains on AFS securities	31	—
Other	1,400	433
	$2,968	$433
Other expenses, net:
Foreign currency losses	$(21)	$(4,599)
Other	(306)	(386)
	$(327)	$(4,985)

In connection with our deregistration as a savings and loan holding company (SLHC), we no longer present interest income on mortgage loans held for investment and various other investments as revenues. Effective September 1, 2015, these amounts are prospectively reported in other income on the consolidated statements of operations and comprehensive loss.

12	Q1 FY2017 Form 10-Q | H&R Block, Inc.

NOTE 10: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our Peace of Mind® Extended Service Plan (POM) for both company-owned and franchise offices, which is included in deferred revenue and other liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Three months ended July 31,	2016	2015
Balance, beginning of the period	$204,342	$189,779
Amounts deferred for new extended service plans issued	978	983
Revenue recognized on previous deferrals	(31,650)	(31,069)
Balance, end of the period	$173,670	$159,693

We accrued $5.8 million, $7.6 million and $7.0 million as of July 31, 2016 and 2015 and April 30, 2016, respectively, related to estimated losses under the standard guarantee, which is included with assisted tax preparation services. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
We have accrued estimated contingent consideration totaling $8.3 million, $10.7 million and $8.7 million as of July 31, 2016 and 2015 and April 30, 2016, respectively, related to acquisitions, with amounts recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $59.4 million at July 31, 2016, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $28.1 million.
NOTE 11: LITIGATION AND RELATED CONTINGENCIES
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

H&R Block, Inc. | Q1 FY2017 Form 10-Q	13

For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of July 31, 2016. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our consolidated financial position, results of operations and cash flows. As of July 31, 2016 and 2015 and April 30, 2016, we accrued liabilities of $2.3 million, $9.3 million and $2.3 million, respectively, for matters addressed in this note.
For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. This estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of July 31, 2016, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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

14	Q1 FY2017 Form 10-Q | H&R Block, Inc.

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
On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. The case is proceeding on the remaining claims. A portion of the accrual for representation and warranty claims, as discussed in note 12, is related to loans in this case. We have not concluded that a loss related to this lawsuit is probable, nor have we accrued a liability related to this lawsuit.
On April 5, 2013, a third lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC. The suit, styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 13-cv-2107), was filed as a related matter to the September 2012 Homeward suit mentioned above. In this April 2013 lawsuit, the plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2007-4 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 159 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. The case is proceeding on the remaining claims. A portion of the accrual for representation and warranty claims, as discussed in note 12, is related to loans in this case. We have not concluded that a loss related to this lawsuit is probable, nor have we accrued a liability related to this lawsuit.
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

H&R Block, Inc. | Q1 FY2017 Form 10-Q	15

contribution rights," that encompasses a right of contribution which may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification claims or reserved contribution rights is probable, nor have we accrued a liability related to any of these claims or rights.
Securitization trustees also are, or have been, involved in lawsuits related to securitization transactions in which SCC participated. Plaintiffs in these lawsuits allege, among other things, that originators, depositors, servicers or other parties breached their representations and warranties or otherwise failed to fulfill their obligations, including that securitization trustees breached their contractual obligations, breached their fiduciary duties, or violated statutory requirements by failing to properly protect the certificate holders’ interests. SCC may receive notices for indemnification with respect to existing or new lawsuits or settlements of such lawsuits in its capacity as originator, depositor, or servicer. We have not concluded that a loss related to any indemnification claims by securitization trustees is probable, nor have we accrued a liability for such claims.
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Compliance Fee Litigation. On April 16, 2012, a putative class action lawsuit was filed against us in the Circuit Court of Jackson County, Missouri styled Manuel H. Lopez III v. H&R Block, Inc., et al. (Case # 1216CV12290) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all Missouri citizens who were charged the compliance fee, and asserts claims of violation of the Missouri Merchandising Practices Act, money had and received, and unjust enrichment. We filed a motion to compel arbitration of the 2011 claims. The court denied the motion. We filed an appeal. On May 6, 2014, the Missouri Court of Appeals, Western District, reversed the ruling of the trial court and remanded the case for further consideration of the motion. On March 12, 2015, the trial court denied the motion on remand. We filed an additional appeal. On March 8, 2016, the appellate court affirmed the decision of the trial court. We filed an application for transfer of the appeal in the Supreme Court of Missouri, which was denied. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
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

16	Q1 FY2017 Form 10-Q | H&R Block, Inc.

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
SETTLEMENT ACTIONS – SCC has entered into tolling agreements with counterparties that have made a significant portion of previously denied representation and warranty claims. While tolling agreements remain in effect, they toll the running of any applicable statute of limitations related to potential lawsuits regarding representation and warranty claims and other claims against SCC.
SCC has engaged in discussions with counterparties since fiscal year 2013 regarding the bulk settlement of previously denied and potential future representation and warranty and other claims against SCC. Based on settlement discussions with counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the claims that are the subject of these discussions, and SCC has utilized that approach in prior fiscal years to resolve certain of these claims. On December 18, 2015, SCC entered into settlement agreements with two additional counterparties to resolve certain additional claims, subject to the terms and conditions set forth in these settlement agreements. On July 13, 2016, SCC entered into a settlement agreement with an additional counterparty to resolve certain additional claims. The amounts paid under these settlement agreements were fully

H&R Block, Inc. | Q1 FY2017 Form 10-Q	17

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
LIABILITY FOR ESTIMATED CONTINGENT LOSSES – SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subject to a high degree of management judgment and estimates may vary significantly period to period. SCC's loss estimate as of July 31, 2016, is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of prior bulk settlements, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, bulk settlement methodologies used and publicly disclosed by other market participants, the potential pro-rata realization of the claims as compared to all claims and other relevant facts and circumstances when developing its estimate of probable loss. SCC believes that the most significant of these factors are the terms expected to result from ongoing bulk settlement discussions, which have been primarily influenced by the bulk settlement methodologies used and publicly disclosed by other market participants and the anticipated pro-rata realization of the claims of particular counterparties as compared to the anticipated realization if all claims and litigation were resolved together with payment of SCC's related administration and legal expense. Changes in any one of the factors mentioned above could significantly impact the estimate.
The liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Three months ended July 31,	2016	2015
Balance, beginning of the period	$65,265	$149,765
Provisions	235	—
Payments	(40,000)	—
Balance, end of the period	$25,500	$149,765

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

18	Q1 FY2017 Form 10-Q | H&R Block, Inc.

currently available, significant management judgment and a number of factors that are subject to change, including developments in case law and the factors mentioned above. The actual loss that may be incurred could differ materially from our accrual or the estimate of reasonably possible losses.
As described more fully in note 11, losses may also be incurred with respect to various indemnification claims or reserved contribution rights by underwriters, depositors, and securitization trustees in securitization transactions in which SCC participated. These indemnification claims or reserved contribution rights are frequently not subject to a stated term or limit. We have not concluded that a loss related to any of these indemnification claims or reserved contribution rights is probable, have not accrued a liability for these claims or rights, and are not able to estimate a reasonably possible loss or range of loss for these claims or rights. Accordingly, neither the accrued liability described above totaling $25.5 million, nor the estimated range of reasonably possible losses in excess of the amount accrued described above, includes any possible losses which may arise from these indemnification claims or reserved contribution rights. There can be no assurances as to the outcome or impact of these indemnification claims or reserved contribution rights. In the event of unfavorable outcomes on these claims or rights, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our business and our consolidated financial position, results of operations and cash flows.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of July 31, 2016, total approximately $347 million and consist primarily of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
NOTE 13: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended July 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$15,504	$109,800	$(119)	$125,185
Cost of revenues	—	8,606	202,599	(119)	211,086
Selling, general and administrative	—	2,480	96,343	—	98,823
Total operating expenses	—	11,086	298,942	(119)	309,909
Other income, net	—	3,679	4,684	(5,395)	2,968
Interest expense on external borrowings	—	(21,314)	(152)	—	(21,466)
Other expenses, net	(124,662)	(2,853)	(14,314)	141,502	(327)
Loss from continuing operations before tax benefit	(124,662)	(16,070)	(198,924)	136,107	(203,549)
Income tax benefit	(989)	(5,794)	(75,740)	—	(82,523)
Net loss from continuing operations	(123,673)	(10,276)	(123,184)	136,107	(121,026)
Net loss from discontinued operations	—	(2,646)	(1)	—	(2,647)
Net loss	(123,673)	(12,922)	(123,185)	136,107	(123,673)
Other comprehensive loss	(3,571)	—	(3,571)	3,571	(3,571)
Comprehensive loss	$(127,244)	$(12,922)	$(126,756)	$139,678	$(127,244)

H&R Block, Inc. | Q1 FY2017 Form 10-Q	19

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended July 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$24,767	$113,044	$(93)	$137,718
Cost of revenues	—	11,755	201,846	(93)	213,508
Selling, general and administrative	—	4,376	93,816	—	98,192
Total operating expenses	—	16,131	295,662	(93)	311,700
Other income, net	909	495	554	(1,525)	433
Interest expense on external borrowings	—	(8,436)	(139)	—	(8,575)
Other expenses, net	(102,593)	(468)	(12,255)	110,331	(4,985)
Income (loss) from continuing operations before taxes (benefit)	(101,684)	227	(194,458)	108,806	(187,109)
Income taxes (benefit)	(2,025)	3,286	(91,865)	—	(90,604)
Net loss from continuing operations	(99,659)	(3,059)	(102,593)	108,806	(96,505)
Net loss from discontinued operations	—	(3,154)	—	—	(3,154)
Net loss	(99,659)	(6,213)	(102,593)	108,806	(99,659)
Other comprehensive loss	(9,974)	(1,187)	(9,974)	11,161	(9,974)
Comprehensive loss	$(109,633)	$(7,400)	$(112,567)	$119,967	$(109,633)

20	Q1 FY2017 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of July 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$3,902	$302,969	$—	$306,871
Cash & cash equivalents - restricted	—	29,000	93,025	—	122,025
Receivables, net	—	72,865	30,560	—	103,425
Prepaid expenses and other current assets	—	7,114	67,815	—	74,929
Investments in AFS securities	—	—	1,123	—	1,123
Total current assets	—	112,881	495,492	—	608,373
Mortgage loans held for investment, net	—	192,375	—	—	192,375
Property and equipment, net	—	116	283,998	—	284,114
Intangible assets, net	—	—	419,909	—	419,909
Goodwill	—	—	470,942	—	470,942
Deferred tax assets and income taxes receivable	—	60,312	30,186	—	90,498
Investments in subsidiaries	1,611,887	—	96,216	(1,708,103)	—
Amounts due from affiliates	—	1,282,286	1,794,655	(3,076,941)	—
Other noncurrent assets	—	58,311	39,020	—	97,331
Total assets	$1,611,887	$1,706,281	$3,630,418	$(4,785,044)	$2,163,542

Accounts payable and accrued expenses	10,551	7,671	138,863	—	157,085
Accrued salaries, wages and payroll taxes	—	1,889	41,627	—	43,516
Accrued income taxes and reserves for uncertain tax positions	—	52,976	163,414	—	216,390
Current portion of long-term debt	—	—	864	—	864
Deferred revenue and other current liabilities	—	52,420	138,884	—	191,304
Total current liabilities	10,551	114,956	483,652	—	609,159
Long-term debt	—	1,485,426	6,364	—	1,491,790
Deferred tax liabilities and reserves for uncertain tax positions	6,488	8,577	101,644	—	116,709
Deferred revenue and other noncurrent liabilities	—	1,106	144,585	—	145,691
Amounts due to affiliates	1,794,655	—	1,282,286	(3,076,941)	—
Total liabilities	1,811,694	1,610,065	2,018,531	(3,076,941)	2,363,349
Stockholders' equity (deficiency)	(199,807)	96,216	1,611,887	(1,708,103)	(199,807)
Total liabilities and stockholders' equity	$1,611,887	$1,706,281	$3,630,418	$(4,785,044)	$2,163,542

H&R Block, Inc. | Q1 FY2017 Form 10-Q	21

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of July 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$286,165	$1,013,707	$(490)	$1,299,382
Cash & cash equivalents - restricted	—	11,806	49,234	—	61,040
Receivables, net	1	77,539	25,654	—	103,194
Deferred tax assets and income taxes receivable	—	78,184	82,206	—	160,390
Prepaid expenses and other current assets	—	6,374	74,176	—	80,550
Investments in AFS securities	—	404,221	2,139	—	406,360
Total current assets	1	864,289	1,247,116	(490)	2,110,916
Mortgage loans held for investment, net	—	230,130	—	—	230,130
Property and equipment, net	—	210	297,111	—	297,321
Intangible assets, net	—	—	417,009	—	417,009
Goodwill	—	—	454,394	—	454,394
Deferred tax assets and income taxes receivable	—	41,328	—	(29,951)	11,377
Investments in subsidiaries	1,259,110	—	108,582	(1,367,692)	—
Amounts due from affiliates	412,924	131,889	1,423	(546,236)	—
Other noncurrent assets	—	69,215	39,092	—	108,307
Total assets	$1,672,035	$1,337,061	$2,564,727	$(1,944,369)	$3,629,454

Customer banking deposits	$—	$477,222	$—	$(490)	$476,732
Accounts payable and accrued expenses	1,206	6,679	108,970	—	116,855
Accrued salaries, wages and payroll taxes	—	2,293	31,154	—	33,447
Accrued income taxes and reserves for uncertain tax positions	—	49,240	196,301	—	245,541
Current portion of long-term debt	—	—	799	—	799
Deferred revenue and other current liabilities	—	169,900	146,980	—	316,880
Total current liabilities	1,206	705,334	484,204	(490)	1,190,254
Long-term debt	—	494,727	7,233	—	501,960
Deferred tax liabilities and reserves for uncertain tax positions	—	26,737	140,817	(29,951)	137,603
Deferred revenue and other noncurrent liabilities	—	1,660	128,550	—	130,210
Amounts due to affiliates	1,402	21	544,813	(546,236)	—
Total liabilities	2,608	1,228,479	1,305,617	(576,677)	1,960,027
Stockholders' equity	1,669,427	108,582	1,259,110	(1,367,692)	1,669,427
Total liabilities and stockholders' equity	$1,672,035	$1,337,061	$2,564,727	$(1,944,369)	$3,629,454

22	Q1 FY2017 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$9,025	$887,776	$—	$896,801
Cash & cash equivalents - restricted	—	29,004	75,106	—	104,110
Receivables, net	—	71,882	81,234	—	153,116
Prepaid expenses and other current assets	—	6,925	58,516	—	65,441
Investments in AFS securities	—	—	1,133	—	1,133
Total current assets	—	116,836	1,103,765	—	1,220,601
Mortgage loans held for investment, net	—	202,385	—	—	202,385
Property and equipment, net	—	136	293,429	—	293,565
Intangible assets, net	—	—	433,885	—	433,885
Goodwill	—	—	470,757	—	470,757
Deferred tax assets and income taxes receivable	5,917	77,270	36,936	—	120,123
Investments in subsidiaries	1,738,643	—	108,995	(1,847,638)	—
Amounts due from affiliates	—	1,307,612	1,714,009	(3,021,621)	—
Other noncurrent assets	—	62,806	43,103	—	105,909
Total assets	$1,744,560	$1,767,045	$4,204,879	$(4,869,259)	$2,847,225

Accounts payable and accrued expenses	$1,531	$18,596	$239,459	$—	$259,586
Accrued salaries, wages and payroll taxes	—	1,766	160,020	—	161,786
Accrued income taxes and reserves for uncertain tax positions	—	52,976	320,778	—	373,754
Current portion of long-term debt	—	—	826	—	826
Deferred revenue and other current liabilities	—	87,982	155,671	—	243,653
Total current liabilities	1,531	161,320	876,754	—	1,039,605
Long-term debt	—	1,484,766	6,609	—	1,491,375
Deferred tax liabilities and reserves for uncertain tax positions	5,917	10,786	116,257	—	132,960
Deferred revenue and other noncurrent liabilities	—	1,178	159,004	—	160,182
Amounts due to affiliates	1,714,009	—	1,307,612	(3,021,621)	—
Total liabilities	1,721,457	1,658,050	2,466,236	(3,021,621)	2,824,122
Stockholders' equity	23,103	108,995	1,738,643	(1,847,638)	23,103
Total liabilities and stockholders' equity	$1,744,560	$1,767,045	$4,204,879	$(4,869,259)	$2,847,225

H&R Block, Inc. | Q1 FY2017 Form 10-Q	23

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Three months ended July 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$—	$(57,939)	$(417,736)	$—	$(475,675)
Cash flows from investing:
Sales, maturities of and payments received on AFS securities	—	58	—	—	58
Principal payments on mortgage loans held for investment, net	—	8,427	—	—	8,427
Capital expenditures	—	(5)	(6,241)	—	(6,246)
Payments made for business acquisitions, net of cash acquired	—	—	(1,635)	—	(1,635)
Loans made to franchisees	—	(2,202)	(17)	—	(2,219)
Repayments from franchisees	—	6,305	168	—	6,473
Intercompany borrowings (payments)	—	40,217	(92,187)	51,970	—
Other, net	—	16	204	—	220
Net cash provided by (used in) investing activities	—	52,816	(99,708)	51,970	5,078
Cash flows from financing:
Dividends paid	(48,514)	—	—	—	(48,514)
Repurchase of common stock, including shares surrendered	(45,312)	—	—	—	(45,312)
Proceeds from exercise of stock options	1,639	—	—	—	1,639
Intercompany borrowings (payments)	92,187	—	(40,217)	(51,970)	—
Other, net	—	—	(24,779)	—	(24,779)
Net cash provided by (used in) financing activities	—	—	(64,996)	(51,970)	(116,966)
Effects of exchange rates on cash	—	—	(2,367)	—	(2,367)
Net decrease in cash and cash equivalents	—	(5,123)	(584,807)	—	(589,930)
Cash and cash equivalents at beginning of the period	—	9,025	887,776	—	896,801
Cash and cash equivalents at end of the period	$—	$3,902	$302,969	$—	$306,871

24	Q1 FY2017 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Three months ended July 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$—	$27,342	$(405,588)	$—	$(378,246)
Cash flows from investing:
Sales, maturities of and payments received on AFS securities	—	28,339	3,764	—	32,103
Principal payments on mortgage loans held for investment, net	—	8,537	—	—	8,537
Capital expenditures	—	(19)	(8,670)	—	(8,689)
Payments made for business acquisitions, net of cash acquired	—	—	(12,271)	—	(12,271)
Loans made to franchisees	—	(2,582)	—	—	(2,582)
Repayments from franchisees	—	11,288	146	—	11,434
Intercompany borrowings (payments)	—	2,226	(59,804)	57,578	—
Other, net	—	1,439	2,123	—	3,562
Net cash provided by (used in) investing activities	—	49,228	(74,712)	57,578	32,094
Cash flows from financing:
Customer banking deposits, net	—	(268,482)	—	(50)	(268,532)
Dividends paid	(55,063)	—	—	—	(55,063)
Repurchase of common stock, including shares surrendered	(17,756)	—	—	—	(17,756)
Proceeds from exercise of stock options	13,015	—	—	—	13,015
Intercompany borrowings (payments)	59,804	—	(2,226)	(57,578)	—
Other, net	—	—	(22,413)	—	(22,413)
Net cash used in financing activities	—	(268,482)	(24,639)	(57,628)	(350,749)
Effects of exchange rates on cash	—	—	(10,907)	—	(10,907)
Net decrease in cash and cash equivalents	—	(191,912)	(515,846)	(50)	(707,808)
Cash and cash equivalents at beginning of the period	—	478,077	1,529,553	(440)	2,007,190
Cash and cash equivalents at end of the period	$—	$286,165	$1,013,707	$(490)	$1,299,382

H&R Block, Inc. | Q1 FY2017 Form 10-Q	25

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

26	Q1 FY2017 Form 10-Q | H&R Block, Inc.

RESULTS OF OPERATIONS
A summary of the financial results for our operations is as follows:

Consolidated – Financial Results			(in 000s)
Three months ended July 31,	2016	2015	$ Change	% Change
Revenues:
U.S. assisted tax preparation fees	$25,429	$27,285	$(1,856)	(6.8)%
U.S. royalties	6,525	6,726	(201)	(3.0)%
U.S. DIY tax preparation fees	2,914	3,179	(265)	(8.3)%
International revenues	38,875	40,594	(1,719)	(4.2)%
Revenues from Refund Transfers	3,234	2,171	1,063	49.0%
Revenues from Emerald Card®	13,065	15,689	(2,624)	(16.7)%
Revenues from Peace of Mind® Extended Service Plan	27,031	27,703	(672)	(2.4)%
Interest and fee income on Emerald Advance	804	314	490	156.1%
Other	7,308	14,057	(6,749)	(48.0)%
Total revenues	125,185	137,718	(12,533)	(9.1)%

Compensation and benefits:
Field wages	45,043	45,938	(895)	(1.9)%
Other wages	42,100	41,869	231	0.6%
Benefits and other compensation	22,734	22,651	83	0.4%
	109,877	110,458	(581)	(0.5)%
Occupancy and equipment	94,371	89,799	4,572	5.1%
Marketing and advertising	7,561	8,531	(970)	(11.4)%
Depreciation and amortization	41,282	40,094	1,188	3.0%
Bad debt	1,417	2,005	(588)	(29.3)%
Supplies	2,077	2,399	(322)	(13.4)%
Other	53,324	58,414	(5,090)	(8.7)%
Total operating expenses	309,909	311,700	(1,791)	(0.6)%
Other income	2,968	433	2,535	585.5%
Interest expense on borrowings	(21,466)	(8,575)	(12,891)	(150.3)%
Other expenses	(327)	(4,985)	4,658	93.4%
Pretax loss	(203,549)	(187,109)	(16,440)	(8.8)%
Income tax benefit	(82,523)	(90,604)	8,081	8.9%
Net loss from continuing operations	(121,026)	(96,505)	(24,521)	(25.4)%
Net loss from discontinued operations	(2,647)	(3,154)	507	16.1%
Net loss	$(123,673)	$(99,659)	(24,014)	(24.1)%

Basic and diluted loss per share:
Continuing operations	$(0.55)	$(0.35)	$(0.20)	(57.1)%
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$(0.56)	$(0.36)	$(0.20)	(55.6)%

EBITDA from continuing operations (1)	$(140,801)	$(138,304)	$(2,497)	(1.8)%
EBITDA from continuing operations - adjusted (1)	(139,989)	(137,346)	$(2,643)	(1.9)%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended July 31, 2016 compared to July 31, 2015
Revenues decreased $12.5 million, or 9.1%, over the prior year. U.S. assisted tax preparation fees declined $1.9 million, or 6.8%, due primarily to lower tax return volumes, which were partially offset by improved rate and mix.

H&R Block, Inc. | Q1 FY2017 Form 10-Q	27

Revenues from our international operations declined $1.7 million, or 4.2%, primarily due to foreign currency exchange rates and the extension of the Canadian tax filing season in the prior year.
Revenues from H&R Block Emerald Prepaid MasterCard® transactions decreased $2.6 million, or 16.7%, primarily due to fees paid to BofI and lower assisted return volumes.
Other revenues declined $6.7 million, or 48.0%, primarily due to the sale of AFS securities and the presentation of income from our mortgage loan portfolio and investments in AFS securities as other income in the current year rather than revenue in the prior year.
Total operating expenses decreased $1.8 million, or 0.6%, from the prior year. Occupancy costs increased $4.6 million, or 5.1%, and depreciation and amortization expense increased $1.2 million, or 3.0%, due primarily to acquisitions of franchisee and competitor businesses. Other expenses decreased $5.1 million, or 8.7%, due to lower consulting and travel expenses, partially offset by higher POM expenses.
Interest expense on borrowings increased $12.9 million due to the issuance of $1.0 billion in Senior Notes in September 2015. Other income increased $2.5 million due to the change in presentation of our mortgage loan portfolio and AFS securities as discussed above. Other expenses declined $4.7 million, or 93.4%, primarily due to a decline in foreign currency exchange losses.
See Item 1, note 8 to the consolidated financial statements for discussion of the impact of income taxes for the period.
DISCONTINUED OPERATIONS
Discontinued operations include our discontinued mortgage operations.
CONTINGENT LOSSES – SCC has accrued a liability as of July 31, 2016, for estimated contingent losses arising from representation and warranty claims of $25.5 million. See Item 1, note 12 to the consolidated financial statements for changes in this accrual. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and other factors. Changes in any one of these factors could significantly impact the estimate.
Losses may also be incurred with respect to various indemnification claims by underwriters, depositors and securitization trustees in securitization transactions in which SCC participated. SCC has not concluded that a loss is probable or reasonably estimable related to these indemnification claims, therefore there is no accrued liability for these contingent losses as of July 31, 2016.
See additional discussion in Item 1A, "Risk Factors" and Item 7, under "Critical Accounting Estimates" in our Annual Report on Form 10-K.
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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of July 31, 2016 are sufficient to meet our operating and financing needs.

28	Q1 FY2017 Form 10-Q | H&R Block, Inc.

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the three months ended July 31, 2016 and 2015. See Item 1 for the complete condensed consolidated statements of cash flows for these periods.

	(in 000s)
Three months ended July 31,	2016	2015
Net cash provided by (used in):
Operating activities	$(475,675)	$(378,246)
Investing activities	5,078	32,094
Financing activities	(116,966)	(350,749)
Effects of exchange rates on cash	(2,367)	(10,907)
Net change in cash and cash equivalents	$(589,930)	$(707,808)

Operating Activities. Cash used in operations increased, primarily due to higher restricted cash balances and settlement payments related to representation and warranty claims.
Investing Activities. Cash provided by investing activities totaled $5.1 million for the three months ended July 31, 2016 compared to $32.1 million in the prior year period. This change resulted from cash received on our AFS securities in the prior year, offset by a decrease of $10.6 million in payments for business acquisitions.
Financing Activities. Cash used in financing activities totaled $117.0 million for the three months ended July 31, 2016 compared to $350.7 million in the prior year period. Changes in cash from financing activities resulted primarily from prior year changes in customer deposit balances, partially offset by current year share repurchase activity.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $48.5 million and $55.1 million for the three months ended July 31, 2016 and 2015, respectively. The decline from the prior year was primarily due to lower outstanding shares as a result of share repurchase activity. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. As a part of the repurchase program, in the current year, we purchased $48.6 million of our common stock at an average price of $23.84 per share. See Item 1, note 2 to the consolidated financial statements for additional information. As of July 31, 2016, payment of $8.9 million related to 0.4 million shares had not yet settled and was accrued as a liability on the consolidated balance sheet. Although we may continue to repurchase shares, there is no assurance that we will purchase up to the full board authorization.
Capital Investment. Our business is not capital intensive. Capital expenditures totaled $6.2 million and $8.7 million for the three months ended July 31, 2016 and 2015, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire franchisee and competitor businesses totaling $1.6 million and $12.3 million for the three months ended July 31, 2016 and 2015, respectively.
FINANCING RESOURCES – Our 2015 CLOC has capacity up to $2.0 billion, and is scheduled to expire in September 2020. See Item 1, note 6 to the consolidated financial statements for discussion of the Senior Notes and our 2015 CLOC. Proceeds under the 2015 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with our 2015 CLOC covenants as of July 31, 2016.
As of July 31, 2016, amounts available to borrow under the 2015 CLOC were limited by the debt-to-EBITDA covenant in the 2015 CLOC Agreement to approximately $1.3 billion, however our cash needs at July 31 generally do not require us to borrow on our CLOC at that time. We had no balance outstanding under the 2015 CLOC as of July 31, 2016. We subsequently borrowed $50 million under the 2015 CLOC on August 31, 2016 for seasonal working capital needs.

H&R Block, Inc. | Q1 FY2017 Form 10-Q	29

The following table provides ratings for debt issued by Block Financial as of July 31, 2016 and April 30, 2016:

As of	July 31, 2016			April 30, 2016
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Negative	A-2	BBB	Stable
There have been no material changes in our borrowings from those reported as of April 30, 2016 in our Annual Report on Form 10-K.
CASH AND INVESTMENT SECURITIES – As of July 31, 2016, we held cash and cash equivalents of $306.9 million, including $111.0 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of July 31, 2016.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $2.4 million during the three months ended July 31, 2016 compared to $10.9 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – There have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2016 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT – There have been no material changes in our regulatory environment from what was reported as of April 30, 2016 in our Annual Report on Form 10-K.
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
The following are descriptions of adjustments we make for our non-GAAP financial measures:

▪	We exclude losses from settlements and estimated contingent losses from litigation and favorable reserve adjustments. This does not include legal defense costs.

▪	We exclude material non-cash charges to adjust the carrying values of goodwill, intangible assets, other long-lived assets and investments to their estimated fair values.

▪	We exclude material severance and other restructuring charges in connection with the termination of personnel, closure of offices and related costs.

▪	We exclude the material gains and losses on business dispositions, including investment banking, legal and accounting fees from both business dispositions and acquisitions.

▪	We exclude the gains and losses on extinguishment of debt.
We may consider whether other significant items that arise in the future should also be excluded from our non-GAAP financial measures.
We measure the performance of our business using a variety of metrics, including earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations and adjusted EBITDA from continuing operations, adjusted pretax and net income of continuing operations, and adjusted diluted earnings per share from continuing operations. Adjusted EBITDA from continuing operations, adjusted pretax and net income from continuing operations,

30	Q1 FY2017 Form 10-Q | H&R Block, Inc.

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
The following is a reconciliation of EBITDA from continuing operations to net loss:

		(in 000s)
	Three months ended July 31,
	2016	2015
Net loss - as reported	$(123,673)	$(99,659)
Add back:
Discontinued operations, net	2,647	3,154
Income taxes of continuing operations	(82,523)	(90,604)
Interest expense of continuing operations	21,466	8,711
Depreciation and amortization of continuing operations	41,282	40,094
	(17,128)	(38,645)
EBITDA from continuing operations	$(140,801)	$(138,304)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

			(in 000s)
Three months ended July 31,	2016			2015
	Pretax loss	Net loss	EBITDA	Pretax loss	Net loss	EBITDA

From continuing operations	$(203,549)	$(121,026)	$(140,801)	$(187,109)	$(96,505)	$(138,304)

Adjustments (pretax):
Loss contingencies - litigation	812	812	812	618	618	618
Costs related to HRB Bank and recapitalization transactions	—	—	—	52	52	52
Losses on AFS securities	—	—	—	288	288	288
Tax effect of adjustments (1)	—	(302)	—	—	(358)	—
	812	510	812	958	600	958

As adjusted - from continuing operations	$(202,737)	$(120,516)	$(139,989)	$(186,151)	$(95,905)	$(137,346)

Adjusted EPS		$(0.55)			$(0.35)

1 Tax effect of adjustments is computed as the pretax effect of the adjustments multiplied by our effective tax rate before discrete items.
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

H&R Block, Inc. | Q1 FY2017 Form 10-Q	31

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
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended April 30, 2016 and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2016 in our Annual Report on Form 10-K.
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
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 11 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported at April 30, 2016 in our Annual Report on Form 10-K.

32	Q1 FY2017 Form 10-Q | H&R Block, Inc.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2017 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	—	$—	—	$1,500,000
June 1 - June 30	242	$23.00	—	$1,500,000
July 1 - July 31	2,041	$23.84	2,039	$1,451,435
	2,283	$23.75	2,039

(1)
We purchased approximately 244 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units.

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
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1
Form of 2013 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on July 18, 2016, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed July 22, 2016, file number 1-06089, is incorporated herein by reference.

10.2
Form of 2013 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on July 18, 2016, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed July 22, 2016, file number 1-06089, is incorporated herein by reference.

10.3
Form of 2013 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on July 18, 2016, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed July 22, 2016, file number 1-06089, is incorporated herein by reference.

10.4
Form of 2013 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, as approved on July 18, 2016, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed July 22, 2016, file number 1-06089, is incorporated herein by reference.

10.5
Alternate Form of 2013 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on July 18, 2016, filed as Exhibit 10.5 to the Company’s current report on Form 8-K filed July 22, 2016, file number 1-06089, is incorporated herein by reference.

10.6
Alternate Form of 2013 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on July 18, 2016, filed as Exhibit 10.6 to the Company’s current report on Form 8-K filed July 22, 2016, file number 1-06089, is incorporated herein by reference.

10.7
Alternate Form of 2013 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on July 18, 2016, filed as Exhibit 10.7 to the Company’s current report on Form 8-K filed July 22, 2016, file number 1-06089, is incorporated herein by reference.

10.8
Form of 2013 Long Term Incentive Plan Award Agreement for Restricted Share Units - Annual Vesting, as approved on July 18, 2016, filed as Exhibit 10.8 to the Company’s current report on Form 8-K filed July 22, 2016, file number 1-06089, is incorporated herein by reference.

H&R Block, Inc. | Q1 FY2017 Form 10-Q	33

12.1	Computation of Ratio of Earnings to Fixed Charges for H&R Block, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges for Block Financial LLC.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

34	Q1 FY2017 Form 10-Q | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
September 1, 2016

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
September 1, 2016

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
September 1, 2016

H&R Block, Inc. | Q1 FY2017 Form 10-Q	35