Form 10-Q
period 2016-10-31
H&R BLOCK INC
filed 2016-12-08
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on November 30, 2016: 207,116,813 shares.

Form 10-Q for the Period Ended October 31, 2016

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS			(unaudited, in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2016	2015	2016	2015

REVENUES:
Service revenues	$118,940	$113,420	$231,324	$231,854
Royalty, product and other revenues	12,392	14,995	25,193	34,279
	131,332	128,415	256,517	266,133
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	57,728	62,694	110,083	118,483
Occupancy and equipment	99,067	95,051	193,492	184,906
Provision for bad debt	(131)	1,182	1,286	3,187
Depreciation and amortization	29,911	28,358	57,378	55,442
Other	39,127	39,116	74,549	77,891
	225,702	226,401	436,788	439,909
Selling, general and administrative:
Marketing and advertising	12,001	12,965	19,562	21,496
Compensation and benefits	58,293	61,593	115,815	116,262
Depreciation and amortization	15,839	13,991	29,654	27,001
Other selling, general and administrative	27,519	47,298	47,444	69,280
	113,652	135,847	212,475	234,039
Total operating expenses	339,354	362,248	649,263	673,948

Other income, net	2,180	10,505	5,148	10,938
Interest expense on borrowings	(22,620)	(14,181)	(44,086)	(22,756)
Other expenses, net	(7)	(210)	(334)	(5,195)
Loss from continuing operations before income tax benefit	(228,469)	(237,719)	(432,018)	(424,828)
Income tax benefit	(85,054)	(95,201)	(167,577)	(185,805)
Net loss from continuing operations	(143,415)	(142,518)	(264,441)	(239,023)
Net loss from discontinued operations, net of tax benefits of $1,644, $1,420, $3,201 and $3,309	(2,805)	(2,489)	(5,452)	(5,643)
NET LOSS	$(146,220)	$(145,007)	$(269,893)	$(244,666)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.67)	$(0.54)	$(1.21)	$(0.88)
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.02)
Consolidated	$(0.68)	$(0.55)	$(1.24)	$(0.90)

DIVIDENDS DECLARED PER SHARE	$0.22	$0.20	$0.44	$0.40

COMPREHENSIVE LOSS:
Net loss	$(146,220)	$(145,007)	$(269,893)	$(244,666)
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding losses arising during the period, net of tax benefits of $ - , $1,384, $6 and $2,259	—	(2,150)	(11)	(3,510)
Reclassification adjustment for gains included in income, net of taxes of $ - and $3,302, $ - and $3,213	—	(5,124)	—	(4,983)
Change in foreign currency translation adjustments	(2,318)	(700)	(5,878)	(9,455)
Other comprehensive loss	(2,318)	(7,974)	(5,889)	(17,948)
Comprehensive loss	$(148,538)	$(152,981)	$(275,782)	$(262,614)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2017 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	October 31, 2016	October 31, 2015	April 30, 2016

ASSETS
Cash and cash equivalents	$232,510	$360,681	$896,801
Cash and cash equivalents - restricted	109,538	42,781	104,110
Receivables, less allowance for doubtful accounts of $56,062, $53,340 and $57,011	104,764	94,760	153,116
Deferred tax assets and income taxes receivable	—	145,912	—
Prepaid expenses and other current assets	73,555	80,764	66,574
Mortgage loans held for sale, net of allowance for loan losses of $5,484	183,107	—	—
Total current assets	703,474	724,898	1,220,601
Mortgage loans held for investment, less allowance for loan losses of $ - , $7,412 and $5,518	—	220,671	202,385
Property and equipment, at cost, less accumulated depreciation and amortization of $647,689, $563,158 and $601,120	293,060	298,602	293,565
Intangible assets, net	433,135	466,224	433,885
Goodwill	477,360	442,068	470,757
Deferred tax assets and income taxes receivable	81,755	11,264	120,123
Other noncurrent assets	93,394	114,746	105,909
Total assets	$2,082,178	$2,278,473	$2,847,225
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$139,808	$141,070	$259,586
Accrued salaries, wages and payroll taxes	40,754	37,512	161,786
Accrued income taxes and reserves for uncertain tax positions	68,832	67,732	373,754
Current portion of long-term debt	903	808	826
Deferred revenue and other current liabilities	184,560	319,426	243,653
Total current liabilities	434,857	566,548	1,039,605
Long-term debt and line of credit borrowings	1,967,206	1,490,514	1,491,375
Deferred tax liabilities and reserves for uncertain tax positions	117,553	140,539	132,960
Deferred revenue and other noncurrent liabilities	120,033	108,115	160,182
Total liabilities	2,639,649	2,305,716	2,824,122
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 250,578,382, 276,087,566 and 260,218,666	2,506	2,761	2,602
Additional paid-in capital	751,229	757,816	758,230
Accumulated other comprehensive loss	(17,122)	(16,208)	(11,233)
Retained earnings (deficit)	(538,242)	3,573	40,347
Less treasury shares, at cost, of 39,085,220, 40,138,877 and 39,701,409	(755,842)	(775,185)	(766,843)
Total stockholders' equity (deficiency)	(557,471)	(27,243)	23,103
Total liabilities and stockholders' equity	$2,082,178	$2,278,473	$2,847,225

See accompanying notes to consolidated financial statements.

2	Q2 FY2017 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Six months ended October 31,	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(269,893)	$(244,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,032	82,443
Provision for bad debt	1,286	3,187
Deferred taxes	6,489	20,282
Stock-based compensation	12,472	13,876
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents — restricted	(5,421)	49,113
Receivables	48,653	67,373
Prepaid expenses and other current assets	(7,386)	(6,173)
Other noncurrent assets	7,713	7,518
Accounts payable and accrued expenses	(99,378)	(79,918)
Accrued salaries, wages and payroll taxes	(120,672)	(106,504)
Deferred revenue and other current liabilities	(46,531)	(3,188)
Income tax receivables, accrued income taxes and income tax reserves	(282,234)	(334,245)
Deferred revenue and other noncurrent liabilities	(52,548)	(49,669)
Other, net	(5,379)	(22,142)
Net cash used in operating activities	(725,797)	(602,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities of and payments received on available-for-sale securities	144	434,261
Principal payments on mortgage loans, net	16,706	17,006
Capital expenditures	(44,918)	(38,779)
Payments made for business acquisitions, net of cash acquired	(36,151)	(61,846)
Franchise loans funded	(10,171)	(10,281)
Payments received on franchise loans	14,263	17,473
Other, net	4,336	7,246
Net cash provided by (used in) investing activities	(55,791)	365,080

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(50,000)	—
Proceeds from line of credit borrowings	525,000	—
Proceeds from issuance of long-term debt	—	996,831
Customer banking deposits, net	—	(326,705)
Transfer of HRB Bank deposits	—	(419,028)
Dividends paid	(95,971)	(110,338)
Repurchase of common stock, including shares surrendered	(215,511)	(1,517,786)
Proceeds from exercise of stock options	1,630	16,875
Other, net	(43,734)	(37,820)
Net cash provided by (used in) financing activities	121,414	(1,397,971)

Effects of exchange rate changes on cash	(4,117)	(10,905)

Net decrease in cash and cash equivalents	(664,291)	(1,646,509)
Cash and cash equivalents at beginning of the period	896,801	2,007,190
Cash and cash equivalents at end of the period	$232,510	$360,681

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$112,339	$132,096
Interest paid on borrowings	40,670	15,606
Accrued additions to property and equipment	12,920	4,573
Accrued purchase of common stock	7,143	—

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2017 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of October 31, 2016 and 2015, the consolidated statements of operations and comprehensive loss for the three and six months ended October 31, 2016 and 2015, and the consolidated statements of cash flows for the six months ended October 31, 2016 and 2015 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2016 and 2015 and for all periods presented have been made.
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2016 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2016 or for the year then ended are derived from our April 30, 2016 Annual Report to Shareholders on Form 10-K.
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
NEW ACCOUNTING PRONOUNCEMENTS – In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-3, "Interest - Imputation of Interest," (ASU 2015-3) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance must be applied retrospectively to all periods presented. We adopted this guidance effective May 1, 2016. Prior periods have been retrospectively adjusted to conform to the current period presentation. Debt issuance costs related to our Senior Notes previously reported as other current assets and other noncurrent assets have been reclassified to long-term debt. This guidance did not have a material effect on our consolidated financial statements.
NOTE 2: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 4.6 million shares for the three and six months ended October 31, 2016, and 5.0 million shares for the three and six months ended October 31, 2015, as the effect would be antidilutive due to the net loss from continuing operations during those periods.

4	Q2 FY2017 Form 10-Q | H&R Block, Inc.

The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2016	2015	2016	2015
Net loss from continuing operations attributable to shareholders	$(143,415)	$(142,518)	$(264,441)	$(239,023)
Amounts allocated to participating securities	(143)	(102)	(267)	(204)
Net loss from continuing operations attributable to common shareholders	$(143,558)	$(142,620)	$(264,708)	$(239,227)

Basic weighted average common shares	215,535	266,267	218,009	271,016
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	215,535	266,267	218,009	271,016

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.67)	$(0.54)	$(1.21)	$(0.88)
Diluted	(0.67)	(0.54)	(1.21)	(0.88)

The weighted average shares outstanding for the three and six months ended October 31, 2016 decreased to 215.5 million and 218.0 million, respectively, from 266.3 million and 271.0 million for the three and six months ended October 31, 2015, respectively, primarily due to share repurchases completed in the prior and current year. During the six months ended October 31, 2016, we purchased and immediately retired 9.6 million shares at an aggregate cost of $217.0 million (average price of $22.51 per share). During the six months ended October 31, 2015, we purchased and immediately retired 40.5 million shares at an aggregate cost of $1.5 billion (average price of $37.00 per share). The cost of shares retired was allocated to the components of stockholders’ equity as follows:

	(in 000s)
Six months ended October 31,	2016	2015
Common stock	$96	$405
Additional paid-in-capital	5,784	24,325
Retained earnings	211,140	1,475,270
Total	$217,020	$1,500,000

STOCK-BASED COMPENSATION – In addition to the shares repurchased as discussed above, during the six months ended October 31, 2016, we acquired 0.2 million shares of our common stock at an aggregate cost of $5.6 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the six months ended October 31, 2015, we acquired 0.6 million shares at an aggregate cost of $17.8 million for similar purposes.
During the six months ended October 31, 2016 and 2015, we issued 0.9 million and 1.8 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the six months ended October 31, 2016, we granted equity awards equivalent to 1.2 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Nonvested units generally either vest over a three-year period with one-third vesting each year or cliff vest at the end of a three-year period, although the Compensation Committee may in limited circumstances approve grants with a modified vesting schedule. Stock-based compensation expense of our continuing operations totaled $6.9 million and $12.5 million for the three and six months ended October 31, 2016, respectively, and $7.9 million and $13.9 million for the three and six months ended October 31, 2015, respectively. As of October 31, 2016, unrecognized compensation cost for stock options totaled $0.1 million, and for nonvested shares and units totaled $41.2 million.

H&R Block, Inc. | Q2 FY2017 Form 10-Q	5

NOTE 3: RECEIVABLES
Receivables consist of the following:

(in 000s)
As of	October 31, 2016		October 31, 2015		April 30, 2016
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$48,772	$46,998	$55,970	$61,428	$50,000	$46,284
Receivables for tax preparation and related fees	37,303	5,528	37,751	6,103	52,327	5,528
Cash Back® receivables	2,630	—	901	—	37,663	—
Emerald Advance® lines of credit	23,495	—	19,373	246	25,092	869
Royalties and other receivables from franchisees	15,348	—	9,851	—	9,997	—
Other	33,278	3,712	24,254	7,498	35,048	7,726
	160,826	56,238	148,100	75,275	210,127	60,407
Allowance for doubtful accounts	(56,062)	—	(53,340)	—	(57,011)	—
	$104,764	$56,238	$94,760	$75,275	$153,116	$60,407

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances as of October 31, 2016 and 2015 and April 30, 2016, consisted of $31.4 million, $41.1 million and $35.1 million, respectively, in revolving lines of credit primarily for the purpose of funding off-season working capital needs and $64.4 million, $76.3 million and $61.2 million, respectively, in term loans made primarily to finance the purchase of franchises.
As of October 31, 2016 and 2015 and April 30, 2016, loans with a principal balance of $2.0 million, $1.6 million and $0.3 million, respectively, were more than 30 days past due. We had no loans to franchisees on non-accrual status.
CANADIAN CASH BACK® PROGRAM – Refunds advanced under the Cash Back program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. Cash Back amounts are generally received within 60 days of filing the client's return. As of October 31, 2016 and 2015 and April 30, 2016, $29 thousand, $36 thousand and $1.5 million of Cash Back balances were more than 60 days old, respectively.
H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – Beginning in fiscal year 2016, we no longer originate H&R Block Emerald Advance® lines of credit (EAs). These lines of credit are originated by BofI Federal Bank, a federal savings bank (BofI), and we purchase a participation interest in them.
We review the credit quality of our EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of October 31, 2016, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2016	$8,644
Revolving loans	14,851
$23,495

As of October 31, 2016 and 2015 and April 30, 2016, $20.8 million, $18.2 million and $21.1 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.

6	Q2 FY2017 Form 10-Q | H&R Block, Inc.

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our receivables for the six months ended October 31, 2016 and 2015 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2016	$9,007	$48,004	$57,011
Provision	451	835	1,286
Charge-offs	—	(2,235)	(2,235)
Balances as of October 31, 2016	$9,458	$46,604	$56,062

Balances as of May 1, 2015	$7,353	$47,174	$54,527
Provision	877	349	1,226
Charge-offs	—	(2,413)	(2,413)
Balances as of October 31, 2015	$8,230	$45,110	$53,340

NOTE 4: MORTGAGE LOANS HELD FOR SALE OR INVESTMENT
In September 2016, our Board of Directors approved a plan to sell our portfolio of mortgage loans and we expect to complete the sale of these assets in our third fiscal quarter. As a result, these loans are presented as held for sale as of October 31, 2016, while they are presented as held for investment as of October 31, 2015 and April 30, 2016.
The composition of our mortgage loan portfolio is as follows:

(dollars in 000s)
As of	October 31, 2016		October 31, 2015		April 30, 2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Adjustable-rate loans	$97,358	52%	$118,612	52%	$108,251	52%
Fixed-rate loans	89,699	48%	107,612	48%	97,957	48%
	187,057	100%	226,224	100%	206,208	100%
Unamortized deferred fees and costs	1,534		1,859		1,695
Less: Allowance for loan losses	(5,484)		(7,412)		(5,518)
	$183,107		$220,671		$202,385

Our loan loss allowance as a percent of mortgage loans was 2.9% as of October 31, 2016, compared to 3.3% as of October 31, 2015 and 2.7% as of April 30, 2016.
Activity in the allowance for loan losses for the six months ended October 31, 2016 and 2015 is as follows:

(in 000s)
Six months ended October 31,	2016	2015
Balance at beginning of the period	$5,518	$7,886
Provision	—	(28)
Recoveries	742	1,050
Charge-offs	(776)	(1,496)
Balance at end of the period	$5,484	$7,412

H&R Block, Inc. | Q2 FY2017 Form 10-Q	7

Detail of the aging of the mortgage loans in our portfolio as of October 31, 2016 is as follows:

(in 000s)
	Less than 60 Days Past Due	60 – 89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total
Purchased from SCC	$6,350	$1,714	$38,057	$46,121	$65,412	$111,533
All other	1,471	428	4,620	6,519	69,005	75,524
	$7,821	$2,142	$42,677	$52,640	$134,417	$187,057

(1)	We do not accrue interest on loans past due 90 days or more.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended October 31, 2016 and 2015 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2016	$503,054	$(32,297)	$470,757
Acquisitions	7,435	—	7,435
Disposals and foreign currency changes, net	(832)	—	(832)
Impairments	—	—	—
Balances as of October 31, 2016	$509,657	$(32,297)	$477,360

Balances as of April 30, 2015	$474,128	$(32,297)	$441,831
Acquisitions	1,852	—	1,852
Disposals and foreign currency changes, net	(1,615)	—	(1,615)
Impairments	—	—	—
Balances as of October 31, 2015	$474,365	$(32,297)	$442,068

We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

8	Q2 FY2017 Form 10-Q | H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of October 31, 2016:
Reacquired franchise rights	$322,916	$(79,484)	$243,432
Customer relationships	211,106	(117,539)	93,567
Internally-developed software	137,533	(104,022)	33,511
Noncompete agreements	31,625	(26,520)	5,105
Franchise agreements	19,201	(10,134)	9,067
Purchased technology	54,700	(28,941)	25,759
Acquired assets pending final allocation (1)	22,694	—	22,694
	$799,775	$(366,640)	$433,135
As of October 31, 2015:
Reacquired franchise rights	$316,142	$(56,731)	$259,411
Customer relationships	182,137	(89,340)	92,797
Internally-developed software	123,263	(88,091)	35,172
Noncompete agreements	32,428	(24,632)	7,796
Franchise agreements	19,201	(8,854)	10,347
Purchased technology	54,700	(22,877)	31,823
Acquired assets pending final allocation (1)	28,878	—	28,878
	$756,749	$(290,525)	$466,224
As of April 30, 2016:
Reacquired franchise rights	$319,354	$(68,284)	$251,070
Customer relationships	206,607	(104,072)	102,535
Internally-developed software	131,161	(95,768)	35,393
Noncompete agreements	31,499	(25,572)	5,927
Franchise agreements	19,201	(9,494)	9,707
Purchased technology	54,700	(25,909)	28,791
Acquired assets pending final allocation (1)	462	—	462
	$762,984	$(329,099)	$433,885

(1)    Represents business acquisitions for which final purchase price allocations have not yet been determined.
Amortization of intangible assets for the three and six months ended October 31, 2016 was $20.1 million and $38.0 million, respectively. Amortization of intangible assets for the three and six months ended October 31, 2015 was $17.9 million and $34.5 million, respectively. Estimated amortization of intangible assets for fiscal years 2017, 2018, 2019, 2020 and 2021 is $69.8 million, $65.9 million, $51.5 million, $36.6 million and $24.7 million, respectively.

H&R Block, Inc. | Q2 FY2017 Form 10-Q	9

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	October 31, 2016	October 31, 2015	April 30, 2016
Senior Notes, 4.125%, due October 2020	$650,000	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000	350,000
Committed line of credit borrowings	475,000	—	—
Capital lease obligation	7,024	7,835	7,435
Debt issuance costs and discounts	(13,915)	(16,513)	(15,234)
	1,968,109	1,491,322	1,492,201
Less: Current portion	(903)	(808)	(826)
	$1,967,206	$1,490,514	$1,491,375

Effective May 1, 2016, we adopted the provisions of ASU 2015-3 on a retrospective basis. Accordingly, debt issuance costs related to our Senior Notes are included in long-term debt in the consolidated balance sheets. Amounts for prior periods have been retrospectively adjusted to conform to the current period presentation. See note 1 for additional information.
On September 22, 2016, we entered into a First Amended and Restated Credit and Guarantee Agreement (2016 CLOC), which amended our Credit and Guarantee Agreement (2015 CLOC), extending the scheduled maturity date from September 21, 2020 to September 22, 2021 and decreasing the sublimit for standby letters of credit. Other material terms remain unchanged from our 2015 CLOC. The 2016 CLOC provides for an unsecured senior revolving credit facility in the aggregate principal amount of $2.0 billion, which includes a $200.0 million sublimit for swingline loans and a $50.0 million sublimit for standby letters of credit. We may request increases in the aggregate principal amount of the revolving credit facility of up to $500.0 million, subject to obtaining commitments from lenders therefor and meeting certain other conditions. The 2016 CLOC will mature on September 22, 2021, unless extended pursuant to the terms of the 2016 CLOC, at which time all outstanding amounts thereunder will be due and payable. The 2016 CLOC includes an annual facility fee, which will vary depending our then current credit ratings.
The 2016 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage (EBITDA-to-interest expense) ratio calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2016 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2016 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of October 31, 2016.
We had an outstanding balance of $475.0 million under the 2016 CLOC as of October 31, 2016. Incremental amounts available to borrow under the 2016 CLOC were limited to approximately $948 million as of October 31, 2016, in accordance with the covenant requiring a minimum debt-to-EBITDA ratio of 3.50 to 1.00.

10	Q2 FY2017 Form 10-Q | H&R Block, Inc.

NOTE 7: FAIR VALUE
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	October 31, 2016		October 31, 2015		April 30, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$232,510	$232,510	$360,681	$360,681	$896,801	$896,801
Cash and cash equivalents - restricted	109,538	109,538	42,781	42,781	104,110	104,110
Receivables, net - short-term	104,764	104,764	94,760	94,760	153,116	153,116
Mortgage loans held for sale	183,107	195,432	—	—	—	—
Mortgage loans held for investment, net	—	—	220,671	180,437	202,385	190,503
Receivables, net - long-term	56,238	56,238	75,275	75,275	60,407	60,407
Liabilities:
Long-term debt and line of credit borrowings	1,968,109	2,067,234	1,491,322	1,553,633	1,492,201	1,566,098
Contingent consideration	7,817	7,817	11,932	11,932	8,657	8,657

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

▪
Mortgage loans held for sale - The fair value is based on indicative bids received from prospective buyers and is based on estimated valuations of unpaid principal balances (Level 2). These loans were previously reported as held for investment with the related fair value determined as outlined below (Level 3). In accordance with plans approved by our Board of Directors, these loans are now presented as held for sale.

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

▪	Long-term debt - The fair value of our Senior Notes is based on quotes from multiple banks (Level 2). For outstanding balances on the 2016 CLOC, fair value approximates the carrying amount (Level 1).

▪	Contingent consideration - Fair value approximates the carrying amount (Level 3).
NOTE 8: INCOME TAXES
We file a consolidated federal income tax return in the United States (U.S.) with the Internal Revenue Service (IRS) and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and settled upon completion of the examination, with tax controversies settled either at the exam level or through the appeals process.

H&R Block, Inc. | Q2 FY2017 Form 10-Q	11

The Company currently does not have a U.S. federal income tax return under examination. Our U.S. federal returns for 2012 and all prior periods have been audited by the IRS and are closed. Our U.S. federal returns for 2013 and after have not been audited and remain open to examination. With respect to state and local jurisdictions and countries outside the United States, we and our subsidiaries are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of the audits is always uncertain, we believe that adequate amounts of tax, interest and penalties have been provided for in the consolidated financial statements for any adjustments that might be incurred due to state, local or foreign audits.
We had gross unrecognized tax benefits of $105.7 million, $96.6 million and $111.5 million as of October 31, 2016 and 2015 and April 30, 2016, respectively. The gross unrecognized tax benefits decreased $5.8 million and increased $10.3 million during the six months ended October 31, 2016 and 2015, respectively. The decrease in unrecognized tax benefits during the six months ending October 31, 2016 is primarily related to audit settlements in various states. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $11.6 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under exam. The portion of unrecognized benefits expected to be cash settled within the next twelve months amounts to $7.5 million and is included in accrued income taxes on our consolidated balance sheet. The remaining liability for uncertain tax positions is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
Consistent with prior years, our pretax loss for the six months ended October 31, 2016 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, we have determined that it is at least more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations. Certain discrete tax adjustments are also reflected in income tax expense for the periods presented.
A discrete income tax benefit of $10.8 million was recorded in the six months ended October 31, 2016, compared to a discrete tax benefit of $26.6 million in the same period of the prior year. The discrete tax benefit recorded in the current period resulted primarily from favorable settlements of state audits. The discrete tax benefit recorded in the prior year resulted primarily from a law change enacted in the state of Missouri.
Our effective tax rate for continuing operations, including the effects of discrete income tax items was 38.8% and 43.7% for the six months ended October 31, 2016 and 2015, respectively. Discrete items increased our estimate of the annualized effective tax rate for the six months ended October 31, 2016 and 2015 by 2.5% and 6.3%, respectively. Due to the loss in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate through our second quarter to be significantly different than the rate for our full fiscal year.

12	Q2 FY2017 Form 10-Q | H&R Block, Inc.

NOTE 9: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income and other expenses:

(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2016	2015	2016	2015
Other income, net:
Mortgage loans and real estate owned, net	$1,508	$34	$3,045	$34
Interest and gains on AFS securities	52	8,768	83	8,768
Other	620	1,703	2,020	2,136
	$2,180	$10,505	$5,148	$10,938
Other expenses, net:
Foreign currency losses	$(6)	$(23)	$(27)	$(4,622)
Other	(1)	(187)	(307)	(573)
	$(7)	$(210)	$(334)	$(5,195)

In connection with our deregistration as a savings and loan holding company (SLHC), we no longer present interest income on mortgage loans and various other investments as revenues. Effective September 1, 2015, these amounts are prospectively reported in other income on the consolidated statements of operations and comprehensive loss.
NOTE 10: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our Peace of Mind® Extended Service Plan (POM) for both company-owned and franchise offices, which is included in deferred revenue and other liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Six months ended October 31,	2016	2015
Balance, beginning of the period	$204,342	$189,779
Amounts deferred for new extended service plans issued	2,561	2,608
Revenue recognized on previous deferrals	(58,921)	(54,943)
Balance, end of the period	$147,982	$137,444

We accrued $5.0 million, $6.8 million and $7.0 million as of October 31, 2016 and 2015 and April 30, 2016, respectively, related to estimated losses under the standard guarantee, which is included with assisted tax preparation services. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
We have accrued estimated contingent consideration totaling $7.8 million, $11.9 million and $8.7 million as of October 31, 2016 and 2015 and April 30, 2016, respectively, related to acquisitions, with amounts recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $56.4 million at October 31, 2016, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $25.0 million.
On October 25, 2016, we entered into a Refund Advance Program Agreement and certain ancillary agreements with certain third parties, pursuant to which they will originate and fund Refund Advance loans, and provide technology, software, and underwriting support services related to such loans. The Refund Advance loans will be offered to eligible assisted U.S. tax preparation clients, based on client eligibility as determined by the loan originator. We will pay loan origination fees based on volume and customer type. The loan origination fees are intended to cover expected loan

H&R Block, Inc. | Q2 FY2017 Form 10-Q	13

losses and payments to capital providers, among other items. In addition, we have provided limited guarantees up to $73 million in the aggregate, subject to specified thresholds, which would cover certain incremental loan losses. We expect that only an immaterial amount of the guarantees will be called upon under anticipated loss scenarios.
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
We accrue liabilities for litigation, claims, and other loss contingencies, and any related settlements (each referred to, individually, as a "matter" and, collectively, as "matters") when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Liabilities have been accrued for certain of the matters noted below. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range.
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of October 31, 2016. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows. As of October 31, 2016 and 2015 and April 30, 2016, our total accrued liabilities were $2.3 million, $6.2 million and $2.3 million, respectively, for matters addressed in this note.
For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. This estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of October 31, 2016, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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

14	Q2 FY2017 Form 10-Q | H&R Block, Inc.

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
On May 31, 2012, a lawsuit was filed by Homeward Residential, Inc. (Homeward) in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index No. 651885/2012). SCC removed the case to the United States District Court for the Southern District of New York on June 28, 2012 (Case No. 12-cv-5067). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity, and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to SCC and to loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and as to the loans' compliance with its underwriting standards and the value of underlying real estate. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase, anticipatory breach, indemnity, and declaratory judgment. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust have requested a pre-motion conference for a proposed motion to intervene to add H&R Block, Inc. to the lawsuit to assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing and agency law. We believe we have meritorious defenses to the extent the court allows any such claims to be asserted. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

H&R Block, Inc. | Q2 FY2017 Form 10-Q	15

court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. On September 30, 2016, the court granted a motion allowing plaintiff to file a second amended complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. SCC filed a motion for reconsideration and a motion for leave to appeal the ruling, both of which remain pending. On October 6, 2016, plaintiff filed its second amended complaint. SCC filed a motion to dismiss, which also remains pending. Representatives of a holder of certificates in the trust have requested a pre-motion conference for a proposed motion to intervene to add H&R Block, Inc. to the lawsuit to assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing and agency law. We believe we have meritorious defenses to the extent the court allows any such claims to be asserted. A portion of the accrual for representation and warranty claims, as discussed in note 12, is related to some of the loans included in the original complaint in this case. We have not concluded that a loss related to this lawsuit is probable, nor have we accrued a liability related to this lawsuit.
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

16	Q2 FY2017 Form 10-Q | H&R Block, Inc.

LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Compliance Fee Litigation. On April 16, 2012, a putative class action lawsuit was filed against us in the Circuit Court of Jackson County, Missouri styled Manuel H. Lopez III v. H&R Block, Inc., et al. (Case # 1216CV12290) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all Missouri citizens who were charged the compliance fee, and asserts claims of violation of the Missouri Merchandising Practices Act, money had and received, and unjust enrichment. We filed a motion to compel arbitration of the 2011 claims. The court denied the motion. We filed an appeal. On May 6, 2014, the Missouri Court of Appeals, Western District, reversed the ruling of the trial court and remanded the case for further consideration of the motion. On March 12, 2015, the trial court denied the motion on remand. We filed an additional appeal. On March 8, 2016, the appellate court affirmed the decision of the trial court. We filed an application for transfer of the appeal in the Supreme Court of Missouri, which was denied. We subsequently filed a petition for writ of certiorari with the United States Supreme Court, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.
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
While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay to discharge or settle these other matters will not have a material adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
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

H&R Block, Inc. | Q2 FY2017 Form 10-Q	17

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
SCC has engaged in discussions with counterparties since fiscal year 2013 regarding the bulk settlement of previously denied and potential future representation and warranty and other claims against SCC. Based on settlement discussions with counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the claims that are the subject of these discussions. SCC has utilized that approach to resolve certain of these claims. On July 13, 2016, SCC entered into a settlement agreement with an additional counterparty to resolve certain additional claims. The amount paid under this settlement agreement was fully covered by prior accruals. In the event that the ongoing efforts to settle are not successful, SCC believes claim volumes may increase or litigation may result.
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
LIABILITY FOR ESTIMATED CONTINGENT LOSSES – SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subject to a high degree of management judgment and estimates may vary significantly period to period. SCC's loss estimate as of October 31, 2016 is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of prior bulk settlements, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of

18	Q2 FY2017 Form 10-Q | H&R Block, Inc.

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
The liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Six months ended October 31,	2016	2015
Balance, beginning of the period	$65,265	$149,765
Provisions	235	4,000
Payments	(40,000)	—
Balance, end of the period	$25,500	$153,765

On June 11, 2015, the New York Court of Appeals, New York's highest court, held in ACE Securities Corp. v. DB Structured Products, Inc., that the six-year statute of limitations under New York law starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. This decision applies to claims and lawsuits brought against SCC where New York law governs. New York law governs many, though not all, of the RMBS transactions into which SCC entered. However this decision would not affect representation and warranty claims and lawsuits SCC has received or may receive, for example, where the statute of limitations has been tolled by agreement or a suit was timely filed. In response to the statute of limitations rulings in the ACE case and similar rulings in other state and federal courts, parties seeking to pursue representation and warranty claims or lawsuits with respect to trusts where the statute of limitations for representation and warranty claims against the originator has run, have sought, and may in the future seek, to distinguish certain aspects of the ACE decision, pursue alternate legal theories of recovery, or assert claims against other contractual parties such as securitization trustees. For example, a recent ruling by a New York intermediate appellate court allowed a counterparty to pursue litigation on additional loans in the same trust even though only some of the loans complied with the condition precedent of timely pre-suit notice and opportunity to cure or repurchase. The trial court in the second Homeward lawsuit against SCC, discussed above in Note 11, followed that ruling and permitted the plaintiff to amend its complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. The trial court held that claims with respect to the additional loans sufficiently relate back to the timely-asserted claims and therefore are not barred by the statute of limitations. SCC is seeking reconsideration of, and leave to appeal, that ruling. The impact on SCC from alternative legal theories seeking to avoid or distinguish the ACE decision, or judicial limitations on the ACE decision, is unclear. SCC has not accrued liabilities for claims not subject to a tolling arrangement or not asserted prior to the expiration of the applicable statute of limitations.
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

H&R Block, Inc. | Q2 FY2017 Form 10-Q	19

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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of October 31, 2016, total approximately $346 million and consist primarily of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
NOTE 13: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Block Financial is a 100% owned subsidiary of the Company. Block Financial is the Issuer and the Company is the full and unconditional Guarantor of the Senior Notes, our 2016 CLOC and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders' equity and other intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended October 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$10,934	$120,423	$(25)	$131,332
Cost of revenues	—	5,666	220,061	(25)	225,702
Selling, general and administrative	—	1,732	111,920	—	113,652
Total operating expenses	—	7,398	331,981	(25)	339,354
Other income, net	—	2,256	1,639	(1,715)	2,180
Interest expense on external borrowings	—	(22,248)	(372)	—	(22,620)
Other expenses, net	(148,773)	(1,049)	(14,833)	164,648	(7)
Loss from continuing operations before tax benefit	(148,773)	(17,505)	(225,124)	162,933	(228,469)
Income tax benefit	(2,553)	(5,962)	(76,539)	—	(85,054)
Net loss from continuing operations	(146,220)	(11,543)	(148,585)	162,933	(143,415)
Net loss from discontinued operations	—	(2,805)	—	—	(2,805)
Net loss	(146,220)	(14,348)	(148,585)	162,933	(146,220)
Other comprehensive loss	(2,318)	—	(2,318)	2,318	(2,318)
Comprehensive loss	$(148,538)	$(14,348)	$(150,903)	$165,251	$(148,538)

20	Q2 FY2017 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended October 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$13,972	$114,471	$(28)	$128,415
Cost of revenues	—	9,810	216,618	(27)	226,401
Selling, general and administrative	3,415	13,374	119,059	(1)	135,847
Total operating expenses	3,415	23,184	335,677	(28)	362,248
Other income, net	821	11,040	902	(2,258)	10,505
Interest expense on external borrowings	—	(14,085)	(96)	—	(14,181)
Other expenses, net	(145,429)	(276)	(13,166)	158,661	(210)
Loss from continuing operations before tax benefit	(148,023)	(12,533)	(233,566)	156,403	(237,719)
Income tax benefit	(3,016)	(4,047)	(88,138)	—	(95,201)
Net loss from continuing operations	(145,007)	(8,486)	(145,428)	156,403	(142,518)
Net loss from discontinued operations	—	(2,489)	—	—	(2,489)
Net loss	(145,007)	(10,975)	(145,428)	156,403	(145,007)
Other comprehensive loss	(7,974)	(7,257)	(7,974)	15,231	(7,974)
Comprehensive loss	$(152,981)	$(18,232)	$(153,402)	$171,634	$(152,981)

Six months ended October 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$26,438	$230,223	$(144)	$256,517
Cost of revenues	—	14,272	422,660	(144)	436,788
Selling, general and administrative	—	4,212	208,263	—	212,475
Total operating expenses	—	18,484	630,923	(144)	649,263
Other income, net	—	5,935	6,323	(7,110)	5,148
Interest expense on external borrowings	—	(43,562)	(524)	—	(44,086)
Other expenses, net	(273,435)	(3,902)	(29,147)	306,150	(334)
Loss from continuing operations before tax benefit	(273,435)	(33,575)	(424,048)	299,040	(432,018)
Income tax benefit	(3,542)	(11,756)	(152,279)	—	(167,577)
Net loss from continuing operations	(269,893)	(21,819)	(271,769)	299,040	(264,441)
Net loss from discontinued operations	—	(5,451)	(1)	—	(5,452)
Net loss	(269,893)	(27,270)	(271,770)	299,040	(269,893)
Other comprehensive loss	(5,889)	—	(5,889)	5,889	(5,889)
Comprehensive loss	$(275,782)	$(27,270)	$(277,659)	$304,929	$(275,782)

H&R Block, Inc. | Q2 FY2017 Form 10-Q	21

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Six months ended October 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$38,739	$227,515	$(121)	$266,133
Cost of revenues	—	21,565	418,464	(120)	439,909
Selling, general and administrative	3,415	17,750	212,875	(1)	234,039
Total operating expenses	3,415	39,315	631,339	(121)	673,948
Other income, net	1,730	11,535	1,456	(3,783)	10,938
Interest expense on external borrowings	—	(22,521)	(235)	—	(22,756)
Other expenses, net	(248,022)	(744)	(25,421)	268,992	(5,195)
Loss from continuing operations before tax benefit	(249,707)	(12,306)	(428,024)	265,209	(424,828)
Income tax benefit	(5,041)	(761)	(180,003)	—	(185,805)
Net loss from continuing operations	(244,666)	(11,545)	(248,021)	265,209	(239,023)
Net loss from discontinued operations	—	(5,643)	—	—	(5,643)
Net loss	(244,666)	(17,188)	(248,021)	265,209	(244,666)
Other comprehensive loss	(17,948)	(8,444)	(17,948)	26,392	(17,948)
Comprehensive loss	$(262,614)	$(25,632)	$(265,969)	$291,601	$(262,614)

22	Q2 FY2017 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of October 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$1,965	$230,545	$—	$232,510
Cash & cash equivalents - restricted	—	29,014	80,524	—	109,538
Receivables, net	—	73,675	31,089	—	104,764
Prepaid expenses and other current assets	—	8,237	65,318	—	73,555
Mortgage loans held for sale	—	183,107	—	—	183,107
Total current assets	—	295,998	407,476	—	703,474
Property and equipment, net	—	92	292,968	—	293,060
Intangible assets, net	—	—	433,135	—	433,135
Goodwill	—	—	477,360	—	477,360
Deferred tax assets and income taxes receivable	1,947	62,722	17,086	—	81,755
Investments in subsidiaries	1,460,925	—	81,868	(1,542,793)	—
Amounts due from affiliates	—	1,696,151	2,005,485	(3,701,636)	—
Other noncurrent assets	—	58,636	34,758	—	93,394
Total assets	$1,462,872	$2,113,599	$3,750,136	$(5,244,429)	$2,082,178

Accounts payable and accrued expenses	$8,941	$8,434	$122,433	$—	$139,808
Accrued salaries, wages and payroll taxes	—	2,143	38,611	—	40,754
Accrued income taxes and reserves for uncertain tax positions	—	—	68,832	—	68,832
Current portion of long-term debt	—	—	903	—	903
Deferred revenue and other current liabilities	—	48,176	136,384	—	184,560
Total current liabilities	8,941	58,753	367,163	—	434,857
Long-term debt and line of credit borrowings	—	1,961,085	6,121	—	1,967,206
Deferred tax liabilities and reserves for uncertain tax positions	5,917	10,786	100,850	—	117,553
Deferred revenue and other noncurrent liabilities	—	1,107	118,926	—	120,033
Amounts due to affiliates	2,005,485	—	1,696,151	(3,701,636)	—
Total liabilities	2,020,343	2,031,731	2,289,211	(3,701,636)	2,639,649
Stockholders' equity (deficiency)	(557,471)	81,868	1,460,925	(1,542,793)	(557,471)
Total liabilities and stockholders' equity	$1,462,872	$2,113,599	$3,750,136	$(5,244,429)	$2,082,178

H&R Block, Inc. | Q2 FY2017 Form 10-Q	23

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of October 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$6,864	$353,817	$—	$360,681
Cash & cash equivalents - restricted	—	—	42,781	—	42,781
Receivables, net	187	74,835	19,738	—	94,760
Deferred tax assets and income taxes receivable	—	82,862	63,050	—	145,912
Prepaid expenses and other current assets	—	8,236	72,528	—	80,764
Total current assets	187	172,797	551,914	—	724,898
Mortgage loans held for investment, net	—	220,671	—	—	220,671
Property and equipment, net	—	186	298,416	—	298,602
Intangible assets, net	—	—	466,224	—	466,224
Goodwill	—	—	442,068	—	442,068
Deferred tax assets and income taxes receivable	—	41,328	—	(30,064)	11,264
Investments in subsidiaries	1,105,707	—	90,350	(1,196,057)	—
Amounts due from affiliates	—	1,334,559	1,128,832	(2,463,391)	—
Other noncurrent assets	—	78,846	35,900	—	114,746
Total assets	$1,105,894	$1,848,387	$3,013,704	$(3,689,512)	$2,278,473

Accounts payable and accrued expenses	$4,305	$12,048	$124,717	$—	$141,070
Accrued salaries, wages and payroll taxes	—	1,657	35,855	—	37,512
Accrued income taxes and reserves for uncertain tax positions	—	51,385	16,347	—	67,732
Current portion of long-term debt	—	—	808	—	808
Deferred revenue and other current liabilities	—	181,519	137,907	—	319,426
Total current liabilities	4,305	246,609	315,634	—	566,548
Long-term debt and line of credit borrowings	—	1,483,487	7,027	—	1,490,514
Deferred tax liabilities and reserves for uncertain tax positions	—	26,737	143,866	(30,064)	140,539
Deferred revenue and other noncurrent liabilities	—	1,204	106,911	—	108,115
Amounts due to affiliates	1,128,832	—	1,334,559	(2,463,391)	—
Total liabilities	1,133,137	1,758,037	1,907,997	(2,493,455)	2,305,716
Stockholders' equity (deficiency)	(27,243)	90,350	1,105,707	(1,196,057)	(27,243)
Total liabilities and stockholders' equity	$1,105,894	$1,848,387	$3,013,704	$(3,689,512)	$2,278,473

24	Q2 FY2017 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$9,025	$887,776	$—	$896,801
Cash & cash equivalents - restricted	—	29,004	75,106	—	104,110
Receivables, net	—	71,882	81,234	—	153,116
Prepaid expenses and other current assets	—	6,925	59,649	—	66,574
Total current assets	—	116,836	1,103,765	—	1,220,601
Mortgage loans held for investment, net	—	202,385	—	—	202,385
Property and equipment, net	—	136	293,429	—	293,565
Intangible assets, net	—	—	433,885	—	433,885
Goodwill	—	—	470,757	—	470,757
Deferred tax assets and income taxes receivable	5,917	77,270	36,936	—	120,123
Investments in subsidiaries	1,738,643	—	108,995	(1,847,638)	—
Amounts due from affiliates	—	1,307,612	1,714,009	(3,021,621)	—
Other noncurrent assets	—	62,806	43,103	—	105,909
Total assets	$1,744,560	$1,767,045	$4,204,879	$(4,869,259)	$2,847,225

Accounts payable and accrued expenses	$1,531	$18,596	$239,459	$—	$259,586
Accrued salaries, wages and payroll taxes	—	1,766	160,020	—	161,786
Accrued income taxes and reserves for uncertain tax positions	—	52,976	320,778	—	373,754
Current portion of long-term debt	—	—	826	—	826
Deferred revenue and other current liabilities	—	87,982	155,671	—	243,653
Total current liabilities	1,531	161,320	876,754	—	1,039,605
Long-term debt and line of credit borrowings	—	1,484,766	6,609	—	1,491,375
Deferred tax liabilities and reserves for uncertain tax positions	5,917	10,786	116,257	—	132,960
Deferred revenue and other noncurrent liabilities	—	1,178	159,004	—	160,182
Amounts due to affiliates	1,714,009	—	1,307,612	(3,021,621)	—
Total liabilities	1,721,457	1,658,050	2,466,236	(3,021,621)	2,824,122
Stockholders' equity	23,103	108,995	1,738,643	(1,847,638)	23,103
Total liabilities and stockholders' equity	$1,744,560	$1,767,045	$4,204,879	$(4,869,259)	$2,847,225

H&R Block, Inc. | Q2 FY2017 Form 10-Q	25

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Six months ended October 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$—	$(77,916)	$(647,881)	$—	$(725,797)
Cash flows from investing:
Sales, maturities of and payments received on AFS securities	—	144	—	—	144
Principal payments on mortgage loans, net	—	16,706	—	—	16,706
Capital expenditures	—	(5)	(44,913)	—	(44,918)
Payments made for business acquisitions, net of cash acquired	—	—	(36,151)	—	(36,151)
Loans made to franchisees	—	(10,064)	(107)	—	(10,171)
Repayments from franchisees	—	14,052	211	—	14,263
Intercompany borrowings (payments)	—	(426,824)	(309,852)	736,676	—
Other, net	—	1,847	2,489	—	4,336
Net cash used in investing activities	—	(404,144)	(388,323)	736,676	(55,791)
Cash flows from financing:
Repayments of line of credit borrowings	—	(50,000)	—	—	(50,000)
Proceeds from line of credit borrowings	—	525,000	—	—	525,000
Dividends paid	(95,971)	—	—	—	(95,971)
Repurchase of common stock, including shares surrendered	(215,511)	—	—	—	(215,511)
Proceeds from exercise of stock options	1,630	—	—	—	1,630
Intercompany borrowings (payments)	309,852	—	426,824	(736,676)	—
Other, net	—	—	(43,734)	—	(43,734)
Net cash provided by financing activities	—	475,000	383,090	(736,676)	121,414
Effects of exchange rates on cash	—	—	(4,117)	—	(4,117)
Net decrease in cash and cash equivalents	—	(7,060)	(657,231)	—	(664,291)
Cash and cash equivalents at beginning of the period	—	9,025	887,776	—	896,801
Cash and cash equivalents at end of the period	$—	$1,965	$230,545	$—	$232,510

26	Q2 FY2017 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Six months ended October 31, 2015	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$—	$36,078	$(638,791)	$—	$(602,713)
Cash flows from investing:
Sales, maturities of and payments received on AFS securities	—	430,460	3,801	—	434,261
Principal payments on mortgage loans, net	—	17,006	—	—	17,006
Capital expenditures	—	(20)	(38,759)	—	(38,779)
Payments made for business acquisitions, net of cash acquired	—	—	(61,846)	—	(61,846)
Loans made to franchisees	—	(10,206)	(75)	—	(10,281)
Repayments from franchisees	—	17,301	172	—	17,473
Intercompany borrowings (payments)	—	(1,200,465)	(1,611,564)	2,812,029	—
Other, net	—	4,854	2,392	—	7,246
Net cash provided by (used in) investing activities	—	(741,070)	(1,705,879)	2,812,029	365,080
Cash flows from financing:
Proceeds from long-term debt	—	996,831	—	—	996,831
Customer banking deposits, net	—	(327,145)	—	440	(326,705)
Transfer of HRB Bank deposits	—	(419,028)	—	—	(419,028)
Dividends paid	(110,338)	—	—	—	(110,338)
Repurchase of common stock, including shares surrendered	(1,517,786)	—	—	—	(1,517,786)
Proceeds from exercise of stock options	16,875	—	—	—	16,875
Intercompany borrowings (payments)	1,611,564	—	1,200,465	(2,812,029)	—
Other, net	(315)	(16,879)	(20,626)	—	(37,820)
Net cash provided by (used in) financing activities	—	233,779	1,179,839	(2,811,589)	(1,397,971)
Effects of exchange rates on cash	—	—	(10,905)	—	(10,905)
Net decrease in cash and cash equivalents	—	(471,213)	(1,175,736)	440	(1,646,509)
Cash and cash equivalents at beginning of the period	—	478,077	1,529,553	(440)	2,007,190
Cash and cash equivalents at end of the period	$—	$6,864	$353,817	$—	$360,681

H&R Block, Inc. | Q2 FY2017 Form 10-Q	27

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide assisted and do-it-yourself (DIY) tax return preparation through multiple channels (including in-person, online and mobile applications, and desktop software) and distribute the H&R Block-branded financial products and services of our financial partners. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or virtually via the internet) or prepared and filed by our clients through our DIY tax solutions. We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation and related services seamlessly.
RECENT DEVELOPMENTS
REFUND ADVANCE LOANS – We will offer interest-free Refund Advance loans during the 2017 tax season. The loans will be made available to eligible assisted U.S. tax preparation clients of the Company and participating franchise locations. On October 25, 2016, subsidiaries of the Company entered into a Refund Advance Program Agreement with MetaBank, a federal savings bank (MetaBank), and Specialty Consumer Services, L.P., a Texas limited partnership (SCS), pursuant to which MetaBank will originate Refund Advance loans and SCS will provide technology, software, and underwriting support services. MetaBank and BofI will provide funding for the loans, with BofI also performing certain disbursement and repayment services. The aggregate funding capacity for the loans being provided by MetaBank and BofI was initially $1.45 billion, but has subsequently been increased to $1.65 billion.
The Refund Advance loans will be offered in amounts of $500, $750 or $1,250, based on client eligibility as determined by the loan originator. We will pay loan origination fees to MetaBank based on volume and customer type and expect to pay approximately $32 to $36 on average for each funded loan. The loan origination fees are intended to cover expected loan losses and payments to capital providers, among other items. In addition, Block Financial has provided MetaBank and BofI with limited guarantees up to $73 million in the aggregate, subject to specified thresholds, which would cover certain incremental loan losses. We expect that only an immaterial amount of the guarantees will be called upon under anticipated loss scenarios.

28	Q2 FY2017 Form 10-Q | H&R Block, Inc.

RESULTS OF OPERATIONS
A summary of the financial results for our operations is as follows:

Consolidated – Financial Results			(in 000s)
Three months ended October 31,	2016	2015	$ Change	% Change
Revenues:
U.S. assisted tax preparation fees	$35,339	$36,403	$(1,064)	(2.9)%
U.S. royalties	6,828	6,680	148	2.2%
U.S. DIY tax preparation fees	3,089	3,469	(380)	(11.0)%
International revenues	43,539	40,071	3,468	8.7%
Revenues from Refund Transfers	757	821	(64)	(7.8)%
Revenues from Emerald Card®	8,644	9,808	(1,164)	(11.9)%
Revenues from Peace of Mind® Extended Service Plan	22,689	19,325	3,364	17.4%
Interest and fee income on Emerald Advance	655	417	238	57.1%
Other	9,792	11,421	(1,629)	(14.3)%
Total revenues	131,332	128,415	2,917	2.3%

Compensation and benefits:
Field wages	50,096	53,525	(3,429)	(6.4)%
Other wages	42,207	46,127	(3,920)	(8.5)%
Benefits and other compensation	23,718	24,635	(917)	(3.7)%
	116,021	124,287	(8,266)	(6.7)%
Occupancy and equipment	99,037	94,997	4,040	4.3%
Marketing and advertising	12,001	12,965	(964)	(7.4)%
Depreciation and amortization	45,750	42,349	3,401	8.0%
Bad debt	(131)	1,182	(1,313)	**
Supplies	4,937	4,728	209	4.4%
Other	61,739	81,740	(20,001)	(24.5)%
Total operating expenses	339,354	362,248	(22,894)	(6.3)%
Other income	2,180	10,505	(8,325)	(79.2)%
Interest expense on borrowings	(22,620)	(14,181)	(8,439)	(59.5)%
Other expenses	(7)	(210)	203	96.7%
Pretax loss	(228,469)	(237,719)	9,250	3.9%
Income tax benefit	(85,054)	(95,201)	10,147	10.7%
Net loss from continuing operations	(143,415)	(142,518)	(897)	(0.6)%
Net loss from discontinued operations	(2,805)	(2,489)	(316)	(12.7)%
Net loss	$(146,220)	$(145,007)	(1,213)	(0.8)%

Basic and diluted loss per share:
Continuing operations	$(0.67)	$(0.54)	$(0.13)	(24.1)%
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$(0.68)	$(0.55)	$(0.13)	(23.6)%

EBITDA from continuing operations (1)	$(160,099)	$(181,145)	$21,046	11.6%
EBITDA from continuing operations - adjusted (1)	(160,676)	(168,760)	$8,084	4.8%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended October 31, 2016 compared to October 31, 2015
Revenues increased $2.9 million, or 2.3%, over the prior year. U.S. assisted tax preparation fees declined $1.1 million, or 2.9%, primarily due to lower tax return volumes, which were partially offset by improved rate and mix.

H&R Block, Inc. | Q2 FY2017 Form 10-Q	29

Revenues from our international operations increased $3.5 million, or 8.7%, primarily due to foreign currency exchange rates.
Revenues from fees for POM increased $3.4 million, or 17.4%, due to an increase in units sold and changes in the timing of forecasted claims.
Total operating expenses decreased $22.9 million, or 6.3%, from the prior year. Compensation and benefits decreased $8.3 million, or 6.7%, primarily due to reduced headcount in our offices and corporate operations. Occupancy costs increased $4.0 million, or 4.3%, and depreciation and amortization expense increased $3.4 million, or 8.0%, primarily due to acquisitions of franchisee and competitor businesses. Other expenses decreased $20.0 million, or 24.5%, primarily due to prior year costs related to changes in our capital structure and the divestiture of H&R Block Bank (HRB Bank). We also saw favorable declines in consulting expenses. These reductions were partially offset by higher POM claims.
Interest expense on borrowings increased $8.4 million due to the issuance of $1.0 billion in Senior Notes in September 2015. Other income decreased $8.3 million primarily due to the sale of AFS securities in the prior year of $8.4 million offset by the change in presentation of our mortgage loan portfolio, as discussed in Item 1, note 9 to the consolidated financial statements.
See Item 1, note 8 to the consolidated financial statements for discussion of the impact of income taxes for the period.

30	Q2 FY2017 Form 10-Q | H&R Block, Inc.

Consolidated – Financial Results			(in 000s)
Six months ended October 31,	2016	2015	$ Change	% Change
Revenues:
U.S. assisted tax preparation fees	$60,768	$63,688	$(2,920)	(4.6)%
U.S. royalties	13,353	13,406	(53)	(0.4)%
U.S. DIY tax preparation fees	6,003	6,648	(645)	(9.7)%
International revenues	82,414	80,665	1,749	2.2%
Revenues from Refund Transfers	3,991	2,992	999	33.4%
Revenues from Emerald Card®	21,709	25,497	(3,788)	(14.9)%
Revenues from Peace of Mind® Extended Service Plan	49,720	47,028	2,692	5.7%
Interest and fee income on Emerald Advance	1,459	731	728	99.6%
Other	17,100	25,478	(8,378)	(32.9)%
Total revenues	256,517	266,133	(9,616)	(3.6)%

Compensation and benefits:
Field wages	95,139	99,463	(4,324)	(4.3)%
Other wages	84,307	87,996	(3,689)	(4.2)%
Benefits and other compensation	46,452	47,286	(834)	(1.8)%
	225,898	234,745	(8,847)	(3.8)%
Occupancy and equipment	193,408	184,796	8,612	4.7%
Marketing and advertising	19,562	21,496	(1,934)	(9.0)%
Depreciation and amortization	87,032	82,443	4,589	5.6%
Bad debt	1,286	3,187	(1,901)	(59.6)%
Supplies	7,014	7,127	(113)	(1.6)%
Other	115,063	140,154	(25,091)	(17.9)%
Total operating expenses	649,263	673,948	(24,685)	(3.7)%
Other income	5,148	10,938	(5,790)	(52.9)%
Interest expense on borrowings	(44,086)	(22,756)	(21,330)	(93.7)%
Other expenses	(334)	(5,195)	4,861	93.6%
Pretax loss	(432,018)	(424,828)	(7,190)	(1.7)%
Income tax benefit	(167,577)	(185,805)	18,228	9.8%
Net loss from continuing operations	(264,441)	(239,023)	(25,418)	(10.6)%
Net loss from discontinued operations	(5,452)	(5,643)	191	3.4%
Net loss	$(269,893)	$(244,666)	$(25,227)	(10.3)%

Basic and diluted loss per share:
Continuing operations	$(1.21)	$(0.88)	$(0.33)	(37.5)%
Discontinued operations	(0.03)	(0.02)	(0.01)	(50.0)%
Consolidated	$(1.24)	$(0.90)	$(0.34)	(37.8)%

EBITDA from continuing operations (1)	$(300,900)	$(319,449)	$18,549	5.8%
EBITDA from continuing operations - adjusted (1)	(300,665)	(306,106)	$5,441	1.8%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Six months ended October 31, 2016 compared to October 31, 2015
Revenues decreased $9.6 million, or 3.6%, over the prior year. U.S. assisted tax preparation fees declined $2.9 million, or 4.6%, primarily due to lower tax return volumes, which were partially offset by improved rate and mix.
Revenues in our international operations were up primarily due to foreign currency exchange rates.
Revenues from H&R Block Emerald Prepaid MasterCard® transactions decreased $3.8 million, or 14.9%, primarily due to our agreement with BofI and lower assisted return volumes.
Revenues from fees for POM increased $2.7 million, or 5.7%, due to an increase in units sold and favorable changes in the timing of forecasted claims.
Other revenues declined $8.4 million, or 32.9%, primarily due to the presentation of income from our mortgage loan portfolio and investments in AFS securities as other income in the current year rather than as revenue in the prior year.
Total operating expenses decreased $24.7 million, or 3.7%, from the prior year. Compensation and benefits decreased $8.8 million, or 3.8%, primarily due to reduced headcount in our offices and corporate operations. Occupancy costs increased $8.6 million, or 4.7%, and depreciation and amortization expense increased $4.6 million, or 5.6%, primarily due to acquisitions of franchisee and competitor businesses. Other expenses decreased $25.1 million, or 17.9%, primarily due to the prior year including fees related to changes in our capital structure and the divestiture of HRB Bank. We also saw favorable declines in consulting and travel expenses. These reductions were partially offset by additional POM claims.
Other income decreased $5.8 million primarily due to the sale of AFS securities in the prior year of $8.4 million offset by the change in presentation of our mortgage loan portfolio. Other expenses declined $4.9 million primarily due to a decrease in foreign currency exchange losses.
Interest expense on borrowings increased $21.3 million, or 93.7%, due to the issuance of $1.0 billion in Senior Notes in September 2015, as discussed in Item 1, note 6 to the consolidated financial statements.
See Item 1, note 8 to the consolidated financial statements for discussion of the impact of income taxes for the period.
DISCONTINUED OPERATIONS
Discontinued operations include our discontinued mortgage operations.
CONTINGENT LOSSES – SCC has accrued a liability as of October 31, 2016, for estimated contingent losses arising from representation and warranty claims of $25.5 million. See Item 1, note 12 to the consolidated financial statements for changes in this accrual. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and other factors. Changes in any one of these factors could significantly impact the estimate.
Losses may also be incurred with respect to various indemnification claims by underwriters, depositors and securitization trustees in securitization transactions in which SCC participated. SCC has not concluded that a loss is probable or reasonably estimable related to these indemnification claims, therefore there is no accrued liability for these contingent losses as of October 31, 2016.
See additional discussion in Item 1A, "Risk Factors" and Item 7, under "Critical Accounting Estimates" in our Annual Report on Form 10-K.
FINANCIAL CONDITION
These comments should be read in conjunction with the consolidated balance sheets and consolidated statements of cash flows included in Part 1, Item 1.
CAPITAL RESOURCES AND LIQUIDITY – OVERVIEW – Our primary sources of capital and liquidity include cash from operations (including changes in working capital), draws on our 2016 CLOC, and issuances of debt. We use our sources of liquidity primarily to fund working capital, service and repay debt, pay dividends, repurchase shares of our common stock, and acquire businesses.
Our operations are highly seasonal and substantially all of our revenues and cash flow are generated during the period from January through April. Therefore, we require the use of cash to fund losses from May through December, and typically rely on available cash balances from the prior tax season and borrowings to meet our off-season liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of October 31, 2016 are sufficient to meet our operating and financing needs.

H&R Block, Inc. | Q2 FY2017 Form 10-Q	31

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the six months ended October 31, 2016 and 2015. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Six months ended October 31,	2016	2015
Net cash provided by (used in):
Operating activities	$(725,797)	$(602,713)
Investing activities	(55,791)	365,080
Financing activities	121,414	(1,397,971)
Effects of exchange rates on cash	(4,117)	(10,905)
Net change in cash and cash equivalents	$(664,291)	$(1,646,509)

Operating Activities. Cash used in operations increased, primarily due to higher restricted cash balances and settlement payments related to representation and warranty claims.
Investing Activities. Cash used in investing activities totaled $55.8 million for the six months ended October 31, 2016 compared to $365.1 million provided by investing activities in the prior year period. This change resulted from cash received on our AFS securities in the prior year, offset by a decrease of $25.7 million in payments for business acquisitions.
Financing Activities. Cash provided by financing activities totaled $121.4 million for the six months ended October 31, 2016 compared to a use of $1.4 billion in the prior year period. Changes in cash from financing activities resulted primarily from share repurchase activity, prior year changes in customer deposit balances and borrowings.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $96.0 million and $110.3 million for the six months ended October 31, 2016 and 2015, respectively. The decline from the prior year is due to lower outstanding shares as a result of share repurchase activity. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. As a part of the repurchase program, during the six months ended October 31, 2016, we purchased $217.0 million of our common stock at an average price of $22.51 per share. See Item 1, note 2 to the consolidated financial statements for additional information. As of October 31, 2016, payment of $7.1 million related to 0.3 million shares had not yet settled and was accrued as a liability on the consolidated balance sheet. Although we may continue to repurchase shares, there is no assurance that we will purchase up to the full board authorization.
Capital Investment. Our business is not capital intensive. Capital expenditures totaled $44.9 million and $38.8 million for the six months ended October 31, 2016 and 2015, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire franchisee and competitor businesses totaling $36.2 million and $61.8 million for the six months ended October 31, 2016 and 2015, respectively.
FINANCING RESOURCES – Our 2016 CLOC has capacity up to $2.0 billion, and is scheduled to expire in September 2021. See Item 1, note 6 to the consolidated financial statements for discussion of the Senior Notes and our 2016 CLOC. Proceeds under the 2016 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with our 2016 CLOC covenants as of October 31, 2016.
We had an outstanding balance of $475.0 million under the 2016 CLOC as of October 31, 2016. Incremental amounts available to borrow under the 2016 CLOC were limited to approximately $948 million as of October 31, 2016, in accordance with the covenant requiring a minimum debt-to-EBITDA ratio of 3.50 to 1.00.

32	Q2 FY2017 Form 10-Q | H&R Block, Inc.

The following table provides ratings for debt issued by Block Financial as of October 31, 2016 and April 30, 2016:

As of	October 31, 2016			April 30, 2016
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Negative	A-2	BBB	Stable
Other than as described above, there have been no material changes in our borrowings from those reported as of April 30, 2016 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of October 31, 2016, we held cash and cash equivalents of $232.5 million, including $110.2 million held by our foreign subsidiaries.
In September 2016, our Board of Directors approved a plan to sell our portfolio of mortgage loans. As a result, these loans are presented as held for sale as of October 31, 2016. We expect to close and receive cash proceeds in December 2016 for the value of our mortgage loan portfolio and real estate owned of approximately $190 million, based on indicative bids received from prospective buyers. We anticipate proceeds from the sale of these mortgage loans will be used for general corporate purposes.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of October 31, 2016.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $4.1 million during the six months ended October 31, 2016 compared to $10.9 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – As discussed further in Item 1, note 10 to the consolidated financial statements, we have provided limited guarantees under our Refund Advance Program Agreement of up to $73 million in the aggregate, subject to specified thresholds.
There have been no other material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2016 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT – On October 5, 2016, the Consumer Financial Protection Bureau (CFPB) released its final rules regulating prepaid products (Final Rules). The Final Rules take effect on October 1, 2017, with certain provisions phased in over time following that date. The Final Rules make limited changes from the original proposed rules issued in November 2014, which are discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.
Once effective, the Final Rules will apply to the H&R Block Emerald Prepaid MasterCard®, EAs, and Refund Advance loans. The Final Rules, among other things: (i) establish disclosures required to be made to consumers prior to establishing or purchasing a prepaid account; (ii) require periodic statements or online access to specified account information; (iii) establish certain overdraft protections similar to those required of credit cards; (iv) impose a 30-day waiting period after the time a consumer registers a new prepaid card before the consumer can be offered a separate credit feature; and (v) prohibit the use of funds in a prepaid account to pay an outstanding credit balance, unless the consumer affirmatively opts in to such repayment.
We are in the process of assessing the impact of these changes on the H&R Block Emerald Prepaid MasterCard®, EAs, and Refund Advance loans, and our consolidated financial statements.
There have been no other material changes in our regulatory environment from what was reported as of April 30, 2016 in our Annual Report on Form 10-K.
NON-GAAP FINANCIAL INFORMATION
Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Because these measures are not measures of financial performance under GAAP and are susceptible to varying calculations, they may not be comparable to similarly titled measures for other companies.

H&R Block, Inc. | Q2 FY2017 Form 10-Q	33

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
The following is a reconciliation of EBITDA from continuing operations to net loss:

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2016	2015	2016	2015
Net loss - as reported	$(146,220)	$(145,007)	$(269,893)	$(244,666)
Add back:
Discontinued operations, net	2,805	2,489	5,452	5,643
Income taxes of continuing operations	(85,054)	(95,201)	(167,577)	(185,805)
Interest expense of continuing operations	22,620	14,225	44,086	22,936
Depreciation and amortization of continuing operations	45,750	42,349	87,032	82,443
	(13,879)	(36,138)	(31,007)	(74,783)
EBITDA from continuing operations	$(160,099)	$(181,145)	$(300,900)	$(319,449)

34	Q2 FY2017 Form 10-Q | H&R Block, Inc.

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

			(in 000s)
Three months ended October 31,	2016			2015
	Pretax loss	Net loss	EBITDA	Pretax loss	Net loss	EBITDA

From continuing operations	$(228,469)	$(143,415)	$(160,099)	$(237,719)	$(142,518)	$(181,145)

Adjustments (pretax):
Loss contingencies - litigation	(577)	(577)	(577)	71	71	71
Costs related to HRB Bank and recapitalization transactions	—	—	—	20,766	20,766	20,766
Gains on AFS securities	—	—	—	(8,426)	(8,426)	(8,426)
Gain on sales of tax offices	—	—	—	(26)	(26)	(26)
Tax effect of adjustments (1)	—	217	—	—	(4,642)	—
	(577)	(360)	(577)	12,385	7,743	12,385

As adjusted - from continuing operations	$(229,046)	$(143,775)	$(160,676)	$(225,334)	$(134,775)	$(168,760)

EPS - as reported		$(0.67)			$(0.54)
Impact of adjustments		—			0.03
EPS - adjusted		$(0.67)			$(0.51)

			(in 000s)
Six months ended October 31,	2016			2015
	Pretax loss	Net loss	EBITDA	Pretax loss	Net loss	EBITDA

From continuing operations	$(432,018)	$(264,441)	$(300,900)	$(424,828)	$(239,023)	$(319,449)

Adjustments (pretax):
Loss contingencies - litigation	235	235	235	689	689	689
Costs related to HRB Bank and recapitalization transactions	—	—	—	20,818	20,818	20,818
Gains on AFS securities	—	—	—	(8,138)	(8,138)	(8,138)
Gain on sales of tax offices	—	—	—	(26)	(26)	(26)
Tax effect of adjustments (1)	—	(85)	—	—	(5,000)	—
	235	150	235	13,343	8,343	13,343

As adjusted - from continuing operations	$(431,783)	$(264,291)	$(300,665)	$(411,485)	$(230,680)	$(306,106)

EPS - as reported		$(1.21)			$(0.88)
Impact of adjustments		—			0.03
EPS - adjusted		$(1.21)			$(0.85)

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

H&R Block, Inc. | Q2 FY2017 Form 10-Q	35

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
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 11 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported at April 30, 2016 in our Annual Report on Form 10-K.

36	Q2 FY2017 Form 10-Q | H&R Block, Inc.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2017 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	—	$23.73	—	$1,451,435
September 1 - September 30	5,877	$21.95	5,876	$1,322,548
October 1 - October 31	1,725	$22.86	1,725	$1,283,125
	7,602	$22.16	7,601

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
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1
First Amended and Restated Credit and Guarantee Agreement dated September 22, 2016, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company's current report on Form 8–K filed September 26, 2016, file number 1–06089, is incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges for H&R Block, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges for Block Financial LLC.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

H&R Block, Inc. | Q2 FY2017 Form 10-Q	37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
December 8, 2016

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
December 8, 2016

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
December 8, 2016

38	Q2 FY2017 Form 10-Q | H&R Block, Inc.