Form 10-Q
period 2017-01-31
H&R BLOCK INC
filed 2017-03-08
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on February 28, 2017: 207,167,313 shares.

Form 10-Q for the Period Ended January 31, 2017

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS			(unaudited, in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016

REVENUES:
Service revenues	$361,397	$389,502	$592,721	$621,356
Royalty, product and other revenues	90,485	85,041	115,678	119,320
	451,882	474,543	708,399	740,676
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	165,015	181,915	275,098	300,398
Occupancy and equipment	104,094	96,201	297,586	281,107
Provision for bad debt	28,348	35,734	29,634	38,921
Depreciation and amortization	29,828	28,795	87,206	84,237
Other	61,492	49,868	136,041	127,759
	388,777	392,513	825,565	832,422
Selling, general and administrative:
Marketing and advertising	84,101	93,708	103,663	115,204
Compensation and benefits	58,408	63,653	174,223	179,915
Depreciation and amortization	15,332	16,508	44,986	43,509
Other selling, general and administrative	30,056	28,003	77,500	97,283
	187,897	201,872	400,372	435,911
Total operating expenses	576,674	594,385	1,225,937	1,268,333

Other income, net	(170)	3,055	4,978	13,993
Interest expense on borrowings	(25,940)	(23,573)	(70,026)	(46,329)
Other expenses, net	304	(6,140)	(30)	(11,335)
Loss from continuing operations before income tax benefit	(150,598)	(146,500)	(582,616)	(571,328)
Income tax benefit	(49,386)	(67,851)	(216,963)	(253,656)
Net loss from continuing operations	(101,212)	(78,649)	(365,653)	(317,672)
Net loss from discontinued operations, net of tax benefits of $1,919, $1,776, $5,120 and $5,085	(3,302)	(3,080)	(8,754)	(8,723)
NET LOSS	$(104,514)	$(81,729)	$(374,407)	$(326,395)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.49)	$(0.34)	$(1.71)	$(1.23)
Discontinued operations	(0.01)	(0.01)	(0.04)	(0.04)
Consolidated	$(0.50)	$(0.35)	$(1.75)	$(1.27)

DIVIDENDS DECLARED PER SHARE	$0.22	$0.20	$0.66	$0.60

COMPREHENSIVE LOSS:
Net loss	$(104,514)	$(81,729)	$(374,407)	$(326,395)
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding losses arising during the period, net of tax benefits of $2, $8, $8 and $2,267	(3)	(13)	(14)	(3,523)
Reclassification adjustment for gains included in income, net of taxes of $ - , $ - , $ - and $3,213	—	—	—	(4,983)
Change in foreign currency translation adjustments	1,762	(4,628)	(4,116)	(14,083)
Other comprehensive income (loss)	1,759	(4,641)	(4,130)	(22,589)
Comprehensive loss	$(102,755)	$(86,370)	$(378,537)	$(348,984)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2017 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	January 31, 2017	January 31, 2016	April 30, 2016

ASSETS
Cash and cash equivalents	$221,172	$189,511	$896,801
Cash and cash equivalents - restricted	70,166	69,649	104,110
Receivables, less allowance for doubtful accounts of $47,731, $47,234 and $57,011	787,865	829,774	153,116
Income taxes receivable	38,032	29,411	—
Prepaid expenses and other current assets	85,599	100,504	66,574
Total current assets	1,202,834	1,218,849	1,220,601
Mortgage loans held for investment, less allowance for loan losses of $ - , $6,931 and $5,518	—	212,106	202,385
Property and equipment, at cost, less accumulated depreciation and amortization of $673,594, $585,419 and $601,120	282,358	290,202	293,565
Intangible assets, net	434,720	473,732	433,885
Goodwill	483,320	443,418	470,757
Deferred tax assets and income taxes receivable	71,639	113,887	120,123
Other noncurrent assets	102,760	110,742	105,909
Total assets	$2,577,631	$2,862,936	$2,847,225
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$239,085	$205,981	$259,586
Accrued salaries, wages and payroll taxes	123,457	123,289	161,786
Accrued income taxes and reserves for uncertain tax positions	7,537	8,099	373,754
Current portion of long-term debt	942	817	826
Deferred revenue and other current liabilities	183,616	250,846	243,653
Total current liabilities	554,637	589,032	1,039,605
Long-term debt and line of credit borrowings	2,592,622	2,615,823	1,491,375
Deferred tax liabilities and reserves for uncertain tax positions	109,557	88,377	132,960
Deferred revenue and other noncurrent liabilities	121,631	106,438	160,182
Total liabilities	3,378,447	3,399,670	2,824,122
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 246,198,878, 264,117,966 and 260,218,666	2,462	2,641	2,602
Additional paid-in capital	752,748	758,491	758,230
Accumulated other comprehensive loss	(15,363)	(20,849)	(11,233)
Retained earnings (deficit)	(785,823)	(510,000)	40,347
Less treasury shares, at cost, of 39,032,420, 39,712,709 and 39,701,409	(754,840)	(767,017)	(766,843)
Total stockholders' equity (deficiency)	(800,816)	(536,734)	23,103
Total liabilities and stockholders' equity	$2,577,631	$2,862,936	$2,847,225

See accompanying notes to consolidated financial statements.

2	Q3 FY2017 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Nine months ended January 31,	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(374,407)	$(326,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132,192	127,746
Provision for bad debt	29,634	38,921
Deferred taxes	6,128	52,032
Stock-based compensation	16,945	21,106
Changes in assets and liabilities, net of acquisitions:
Cash and cash equivalents — restricted	33,942	22,264
Receivables	(646,290)	(685,961)
Prepaid expenses and other current assets	(23,208)	(30,281)
Other noncurrent assets	7,575	13,008
Accounts payable and accrued expenses	(33,560)	(32,238)
Accrued salaries, wages and payroll taxes	(37,978)	(20,544)
Deferred revenue and other current liabilities	(44,243)	(72,363)
Income tax receivables, accrued income taxes and income tax reserves	(378,987)	(461,288)
Deferred revenue and other noncurrent liabilities	(57,216)	(51,734)
Other, net	(6,444)	(21,222)
Net cash used in operating activities	(1,375,917)	(1,426,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities of and payments received on available-for-sale securities	144	436,380
Principal payments and sales of mortgage loans and real estate owned, net	207,174	28,004
Capital expenditures	(73,924)	(66,418)
Payments made for business acquisitions, net of cash acquired	(52,825)	(85,329)
Franchise loans funded	(31,788)	(21,377)
Payments received on franchise loans	20,816	22,234
Other, net	(4,855)	547
Net cash provided by investing activities	64,742	314,041

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(445,000)	(225,000)
Proceeds from line of credit borrowings	1,545,000	1,350,000
Proceeds from issuance of long-term debt	—	996,831
Customer banking deposits, net	—	(326,705)
Transfer of HRB Bank deposits	—	(419,028)
Dividends paid	(141,537)	(157,530)
Repurchase of common stock, including shares surrendered	(322,782)	(1,888,595)
Proceeds from exercise of stock options	2,403	25,803
Other, net	373	(43,972)
Net cash provided by (used in) financing activities	638,457	(688,196)

Effects of exchange rate changes on cash	(2,911)	(16,575)

Net decrease in cash and cash equivalents	(675,629)	(1,817,679)
Cash and cash equivalents at beginning of the period	896,801	2,007,190
Cash and cash equivalents at end of the period	$221,172	$189,511

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$158,656	$157,691
Interest paid on borrowings	59,809	32,772
Accrued additions to property and equipment	5,959	4,385
Accrued purchase of common stock	—	21,167

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2017 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of January 31, 2017 and 2016, the consolidated statements of operations and comprehensive loss for the three and nine months ended January 31, 2017 and 2016, and the consolidated statements of cash flows for the nine months ended January 31, 2017 and 2016 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of January 31, 2017 and 2016 and for all periods presented have been made.
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
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See notes 10 and 11 for additional information on litigation, claims and other loss contingencies related to our discontinued operations.
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
NOTE 2: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income or loss from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 4.5 million shares for the three and nine months ended January 31, 2017, and 4.6 million shares for the three and nine months ended January 31, 2016, as the effect would be antidilutive due to the net loss from continuing operations during those periods.

4	Q3 FY2017 Form 10-Q | H&R Block, Inc.

The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016
Net loss from continuing operations attributable to shareholders	$(101,212)	$(78,649)	$(365,653)	$(317,672)
Amounts allocated to participating securities	(143)	(112)	(410)	(316)
Net loss from continuing operations attributable to common shareholders	$(101,355)	$(78,761)	$(366,063)	$(317,988)

Basic weighted average common shares	207,862	231,904	214,627	257,979
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	207,862	231,904	214,627	257,979

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.49)	$(0.34)	$(1.71)	$(1.23)
Diluted	(0.49)	(0.34)	(1.71)	(1.23)

The weighted average shares outstanding for the three and nine months ended January 31, 2017 decreased to 207.9 million and 214.6 million, respectively, from 231.9 million and 258.0 million for the three and nine months ended January 31, 2016, respectively, primarily due to share repurchases completed in the prior and current year. During the nine months ended January 31, 2017, we purchased and immediately retired 14.0 million shares at an aggregate cost of $317.0 million (average price of $22.61 per share). During the nine months ended January 31, 2016, we purchased and immediately retired 52.5 million shares at an aggregate cost of $1.9 billion (average price of $36.02 per share). The cost of shares retired was allocated to the components of stockholders’ equity as follows:

	(in 000s)
Nine months ended January 31,	2017	2016
Common stock	$140	$525
Additional paid-in-capital	8,412	31,506
Retained earnings	308,468	1,859,807
Total	$317,020	$1,891,838

STOCK-BASED COMPENSATION – In addition to the shares repurchased as discussed above, during the nine months ended January 31, 2017, we acquired 0.3 million shares of our common stock at an aggregate cost of $5.8 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the nine months ended January 31, 2016, we acquired 0.6 million shares at an aggregate cost of $17.9 million for similar purposes.
During the nine months ended January 31, 2017 and 2016, we issued 0.9 million and 2.2 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the nine months ended January 31, 2017, we granted equity awards equivalent to 1.2 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Nonvested units generally either vest over a three-year period with one-third vesting each year or cliff vest at the end of a three-year period, although the Compensation Committee may in limited circumstances approve grants with a modified vesting schedule. Stock-based compensation expense of our continuing operations totaled $4.5 million and $16.9 million for the three and nine months ended January 31, 2017, respectively, and $7.2 million and $21.1 million for the three and nine months ended January 31, 2016, respectively. As of January 31, 2017, unrecognized compensation cost for stock options totaled $0.1 million, and for nonvested shares and units totaled $33.5 million.

H&R Block, Inc. | Q3 FY2017 Form 10-Q	5

NOTE 3: RECEIVABLES
Receivables consist of the following:

(in 000s)
As of	January 31, 2017		January 31, 2016		April 30, 2016
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$62,603	$50,021	$63,093	$62,431	$50,000	$46,284
Receivables for tax preparation and related fees	258,981	5,528	278,735	6,103	52,327	5,528
Cash Back® receivables	6,279	—	5,427	—	37,663	—
H&R Block Emerald Advance® lines of credit	385,513	6,398	402,946	268	25,092	869
Royalties and other receivables from franchisees	64,929	—	60,182	—	9,997	—
Other	57,291	4,304	66,625	7,669	35,048	7,726
	835,596	66,251	877,008	76,471	210,127	60,407
Allowance for doubtful accounts	(47,731)	—	(47,234)	—	(57,011)	—
	$787,865	$66,251	$829,774	$76,471	$153,116	$60,407

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances as of January 31, 2017 and 2016 and April 30, 2016, consisted of $48.4 million, $48.6 million and $35.1 million, respectively, in revolving lines of credit primarily for the purpose of funding off-season working capital needs and $64.3 million, $76.9 million and $61.2 million, respectively, in term loans made primarily to finance the purchase of franchises.
As of January 31, 2017 and 2016 and April 30, 2016, loans with a principal balance of $0.1 million, $0.1 million and $0.3 million, respectively, were more than 30 days past due. We had no loans to franchisees on non-accrual status.
CANADIAN CASH BACK® PROGRAM – Refunds advanced under the Cash Back® program are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. Cash Back® amounts are generally received within 60 days of filing the client's return. As of January 31, 2017 and 2016 and April 30, 2016, $26 thousand, $0.3 million and $1.5 million of Cash Back® balances were more than 60 days old, respectively.
H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – Beginning in fiscal year 2016, we no longer originate H&R Block Emerald Advance® lines of credit (EAs). These lines of credit are originated by BofI Federal Bank, a federal savings bank (BofI), and we purchase a participation interest in them.
We review the credit quality of our EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of January 31, 2017, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2017	$354,235
2016 and prior	12,839
Revolving loans	24,837
$391,911

As of January 31, 2017 and 2016 and April 30, 2016, $25.3 million, $18.2 million and $21.1 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.

6	Q3 FY2017 Form 10-Q | H&R Block, Inc.

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our EA and all other short-term receivables for the nine months ended January 31, 2017 and 2016 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2016	$9,007	$48,004	$57,011
Provision	22,479	7,155	29,634
Charge-offs	—	(38,914)	(38,914)
Balances as of January 31, 2017	$31,486	$16,245	$47,731

Balances as of May 1, 2015	$7,353	$47,174	$54,527
Provision	22,851	14,135	36,986
Charge-offs	—	(44,279)	(44,279)
Balances as of January 31, 2016	$30,204	$17,030	$47,234

NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended January 31, 2017 and 2016 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2016	$503,054	$(32,297)	$470,757
Acquisitions	13,346	—	13,346
Disposals and foreign currency changes, net	(783)	—	(783)
Impairments	—	—	—
Balances as of January 31, 2017	$515,617	$(32,297)	$483,320

Balances as of April 30, 2015	$474,128	$(32,297)	$441,831
Acquisitions	4,025	—	4,025
Disposals and foreign currency changes, net	(2,438)	—	(2,438)
Impairments	—	—	—
Balances as of January 31, 2016	$475,715	$(32,297)	$443,418

We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block, Inc. | Q3 FY2017 Form 10-Q	7

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of January 31, 2017:
Reacquired franchise rights	$328,321	$(85,127)	$243,194
Customer relationships	216,449	(124,771)	91,678
Internally-developed software	142,571	(108,047)	34,524
Noncompete agreements	31,821	(27,033)	4,788
Franchise agreements	19,201	(10,454)	8,747
Purchased technology	54,700	(30,457)	24,243
Acquired assets pending final allocation (1)	27,546	—	27,546
	$820,609	$(385,889)	$434,720
As of January 31, 2016:
Reacquired franchise rights	$338,242	$(63,812)	$274,430
Customer relationships	201,197	(96,043)	105,154
Internally-developed software	126,980	(91,655)	35,325
Noncompete agreements	34,454	(25,240)	9,214
Franchise agreements	19,201	(9,174)	10,027
Purchased technology	54,700	(24,393)	30,307
Acquired assets pending final allocation (1)	9,275	—	9,275
	$784,049	$(310,317)	$473,732
As of April 30, 2016:
Reacquired franchise rights	$319,354	$(68,284)	$251,070
Customer relationships	206,607	(104,072)	102,535
Internally-developed software	131,161	(95,768)	35,393
Noncompete agreements	31,499	(25,572)	5,927
Franchise agreements	19,201	(9,494)	9,707
Purchased technology	54,700	(25,909)	28,791
Acquired assets pending final allocation (1)	462	—	462
	$762,984	$(329,099)	$433,885

(1)    Represents business acquisitions for which final purchase price allocations have not yet been determined.
Amortization of intangible assets for the three and nine months ended January 31, 2017 was $19.3 million and $57.3 million, respectively. Amortization of intangible assets for the three and nine months ended January 31, 2016 was $20.2 million and $54.6 million, respectively. Estimated amortization of intangible assets for fiscal years 2017, 2018, 2019, 2020 and 2021 is $71.6 million, $70.1 million, $55.0 million, $39.0 million and $26.5 million, respectively.

8	Q3 FY2017 Form 10-Q | H&R Block, Inc.

NOTE 5: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	January 31, 2017	January 31, 2016	April 30, 2016
Senior Notes, 4.125%, due October 2020	$650,000	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000	350,000
Committed line of credit borrowings	1,100,000	1,125,000	—
Capital lease obligation	6,820	7,637	7,435
Debt issuance costs and discounts	(13,256)	(15,997)	(15,234)
	2,593,564	2,616,640	1,492,201
Less: Current portion	(942)	(817)	(826)
	$2,592,622	$2,615,823	$1,491,375

Effective May 1, 2016, we adopted the provisions of ASU 2015-3 on a retrospective basis. Accordingly, debt issuance costs related to our Senior Notes are included in long-term debt in the consolidated balance sheets. Amounts for prior periods have been retrospectively adjusted to conform to the current period presentation. See note 1 for additional information.
On September 22, 2016, we entered into a First Amended and Restated Credit and Guarantee Agreement (2016 CLOC), which amended our Credit and Guarantee Agreement (2015 CLOC), extending the scheduled maturity date from September 21, 2020 to September 22, 2021 and decreasing the sublimit for standby letters of credit. Other material terms remain unchanged from our 2015 CLOC. The 2016 CLOC provides for an unsecured senior revolving credit facility in the aggregate principal amount of $2.0 billion, which includes a $200.0 million sublimit for swingline loans and a $50.0 million sublimit for standby letters of credit. We may request increases in the aggregate principal amount of the revolving credit facility of up to $500.0 million, subject to obtaining commitments from lenders and meeting certain other conditions. The 2016 CLOC will mature on September 22, 2021, unless extended pursuant to the terms of the 2016 CLOC, at which time all outstanding amounts thereunder will be due and payable. The 2016 CLOC includes an annual facility fee, which will vary depending on our then current credit ratings.
The 2016 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2016 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2016 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of January 31, 2017.
We had an outstanding balance of $1.1 billion under the 2016 CLOC as of January 31, 2017, and may borrow up to the full capacity of $2.0 billion.

H&R Block, Inc. | Q3 FY2017 Form 10-Q	9

NOTE 6: FAIR VALUE
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	January 31, 2017		January 31, 2016		April 30, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$221,172	$221,172	$189,511	$189,511	$896,801	$896,801
Cash and cash equivalents - restricted	70,166	70,166	69,649	69,649	104,110	104,110
Receivables, net - short-term	787,865	787,865	829,774	829,774	153,116	153,116
Receivables, net - long-term	66,251	66,251	76,471	76,471	60,407	60,407
Liabilities:
Long-term debt and line of credit borrowings	2,593,564	2,672,370	2,616,640	2,709,807	1,492,201	1,566,098
Contingent consideration	9,332	9,332	13,903	13,903	8,657	8,657

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
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the United States (U.S.) with the Internal Revenue Service (IRS) and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and settled upon completion of the examination, with tax controversies settled either at the exam level or through the appeals process. The Company currently does not have a U.S. federal income tax return under examination. Our U.S. federal returns for 2012 and prior periods have been audited by the IRS and are closed. Our U.S. federal returns for 2013 and after have not been audited and remain open to examination. With respect to state and local jurisdictions and countries outside the United States, we and our subsidiaries are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of any audit is uncertain, we believe that adequate amounts of tax, interest and penalties have been provided for in the consolidated financial statements for any adjustments that might be incurred due to state, local or foreign audits.
We had gross unrecognized tax benefits of $97.1 million, $75.2 million and $111.5 million as of January 31, 2017 and 2016 and April 30, 2016, respectively. The gross unrecognized tax benefits decreased $14.4 million and $11.0 million during the nine months ended January 31, 2017 and 2016, respectively. The decrease in unrecognized tax benefits during the nine months ending January 31, 2017 is primarily related to state audit settlements and the expiration of statutes of limitations in multiple states. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $12.8 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of state matters currently under exam. The portion of unrecognized benefits expected to be cash settled within the next twelve months amounts

10	Q3 FY2017 Form 10-Q | H&R Block, Inc.

to $7.7 million and is included in accrued income taxes on our consolidated balance sheet. The remaining liability for uncertain tax positions is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
Consistent with prior years, our pretax loss for the nine months ended January 31, 2017 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is at least more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations. Certain discrete tax adjustments are also reflected in income tax expense for the periods presented.
A discrete income tax benefit of $8.9 million was recorded in the nine months ended January 31, 2017, compared to a discrete tax benefit of $36.2 million in the same period of the prior year. The discrete tax benefit recorded in the current period resulted primarily from settlements of state audits. The discrete tax benefit recorded in the prior year resulted primarily from a law change enacted in the state of Missouri.
Our effective tax rate for continuing operations, including the effects of discrete income tax items was 37.2% and 44.4% for the nine months ended January 31, 2017 and 2016, respectively. Discrete items increased management's estimate of the annualized effective tax rate for the nine months ended January 31, 2017 and 2016 by 1.5% and 6.3%, respectively. Due to the loss in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate through our third quarter to be significantly different than the rate for our full fiscal year.
NOTE 8: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income and other expenses:

(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016
Other income, net:
Mortgage loans and real estate owned, net	$(377)	$2,186	$2,668	$2,220
Interest and gains on available-for-sale (AFS) securities	51	36	134	8,804
Foreign currency gains	80	—	80	—
Other	76	833	2,096	2,969
	$(170)	$3,055	$4,978	$13,993
Other expenses, net:
Foreign currency losses	$—	$(3,516)	$(27)	$(8,138)
Impairment of investments	—	(2,500)	—	(2,500)
Other	304	(124)	(3)	(697)
	$304	$(6,140)	$(30)	$(11,335)

In connection with our deregistration as a savings and loan holding company, we no longer present interest income on mortgage loans and various other investments as revenues. Effective September 1, 2015, these amounts are prospectively reported in other income on the consolidated statements of operations and comprehensive loss. Additionally, in December 2016 we sold our portfolio of mortgage loans and related real estate owned. Cash proceeds received during the period totaled $188.2 million and approximated carrying value.

H&R Block, Inc. | Q3 FY2017 Form 10-Q	11

NOTE 9: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our Peace of Mind® Extended Service Plan (POM) for both company-owned and franchise offices, which is included in deferred revenue and other liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Nine months ended January 31,	2017	2016
Balance, beginning of the period	$204,342	$189,779
Amounts deferred for new extended service plans issued	28,391	30,564
Revenue recognized on previous deferrals	(80,651)	(75,009)
Balance, end of the period	$152,082	$145,334

We accrued $5.7 million, $6.2 million and $7.0 million as of January 31, 2017 and 2016 and April 30, 2016, respectively, related to estimated losses under the standard guarantee, which is included with assisted tax preparation services. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
We have accrued estimated contingent consideration totaling $9.3 million, $13.9 million and $8.7 million as of January 31, 2017 and 2016 and April 30, 2016, respectively, related to acquisitions, with amounts recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $53.6 million at January 31, 2017, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $17.6 million.
In connection with our agreement with BofI, we are required to purchase a 90% participation interest, at par, in all EAs originated by our lending partner. At January 31, 2017, the principal balance of purchased participation interests totaled $349.9 million.
On October 25, 2016, we entered into a Refund Advance Program Agreement and certain ancillary agreements with certain third parties, pursuant to which they originate and fund Refund Advance loans, and provide technology, software, and underwriting support services related to such loans during the 2017 tax season. The Refund Advance loans are offered to eligible assisted U.S. tax preparation clients, based on client eligibility as determined by the loan originator. We pay loan origination fees based on volume and customer type. The loan origination fees are intended to cover expected loan losses and payments to capital providers, among other items. In addition, we have provided limited guarantees up to $73 million in the aggregate, subject to specified thresholds, which would cover certain incremental loan losses. We expect that only an immaterial amount of the guarantees will be called upon under anticipated loss scenarios. At January 31, 2017 we had accrued an estimated liability of $0.6 million related to these guarantees.
NOTE 10: LITIGATION AND RELATED CONTINGENCIES
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

12	Q3 FY2017 Form 10-Q | H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of January 31, 2017. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of January 31, 2017 and 2016 and April 30, 2016, our total accrued liabilities were $1.7 million, $6.2 million and $2.3 million, respectively, for matters addressed in this note.
For some matters where a liability has not been accrued, we are able to estimate a reasonably possible loss or range of loss. This estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Those matters for which an estimate is not reasonably possible are not included within this estimated range. Therefore, this estimated range of reasonably possible loss represents what we believe to be an estimate of reasonably possible loss only for certain matters meeting these criteria. It does not represent our maximum loss exposure. For those matters, and for matters where a liability has been accrued, as of January 31, 2017, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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
LITIGATION, CLAIMS, INCLUDING INDEMNIFICATION CLAIMS, OR OTHER LOSS CONTINGENCIES PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC or the Company has been, remains, and may in the future be, subject to litigation, claims, including indemnification and contribution claims, and other loss contingencies pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. These contingencies,

H&R Block, Inc. | Q3 FY2017 Form 10-Q	13

claims, and lawsuits include actions by regulators, third parties seeking indemnification or contribution, including depositors, underwriters, and securitization trustees, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these contingencies, claims, and lawsuits allege or may allege discriminatory or unfair and deceptive loan origination and servicing (including debt collection, foreclosure, and eviction) practices, other common law torts, rights to indemnification and contribution, breach of contract, violations of securities laws, and a variety of federal statutes, including the Truth in Lending Act (TILA), Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act (RESPA), Home Ownership & Equity Protection Act (HOEPA), as well as similar state statutes. Given the impact of the financial crisis on the non-prime mortgage environment, the aggregate volume of these matters is substantial although it is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters, including certain of the lawsuits and claims described below, it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters, some of which are beyond the Company's control, and the indeterminate damages sought in some of these matters.
On May 31, 2012, a lawsuit was filed by Homeward Residential, Inc. (Homeward) in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index No. 651885/2012). SCC removed the case to the United States District Court for the Southern District of New York on June 28, 2012 (Case No. 12-cv-5067). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity, and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to SCC and to loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and as to the loans' compliance with its underwriting standards and the value of underlying real estate. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase, anticipatory breach, indemnity, and declaratory judgment. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. SCC is opposing the motion to intervene, which remains pending. We believe H&R Block, Inc. has meritorious defenses to the extent the court allows any such claims to be asserted. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. On September 30, 2016, the court granted a motion allowing plaintiff to file a second amended complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. SCC filed a motion for reconsideration and a motion for leave to appeal the ruling, both of which remain pending. On October 6, 2016, plaintiff filed its second amended complaint. SCC filed a motion to dismiss, which also remains pending. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. SCC is opposing the motion to intervene, which remains pending. We believe H&R Block, Inc. has meritorious defenses to the extent the court allows any such claims to be asserted. A portion of the accrual for representation and warranty claims, as discussed in note 11, is related to some of the loans included in the original complaint in this case. We have not concluded that a loss related to this lawsuit is probable, nor have we accrued a liability related to this lawsuit.
On April 5, 2013, a third lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC. The suit, styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 13-cv-2107),

14	Q3 FY2017 Form 10-Q | H&R Block, Inc.

was filed as a related matter to the September 2012 Homeward suit mentioned above. In this April 2013 lawsuit, the plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2007-4 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 159 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. As discussed in note 11, SCC entered into an agreement to settle certain representation and warranty claims, including claims relating to the loans at issue in this case. The lawsuit was voluntarily dismissed by the parties on February 14, 2017.
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. SCC has received notices of claims for indemnification relating to lawsuits to which underwriters or depositors are party. Based on information currently available to SCC, it believes that the 22 lawsuits in which notice of a claim has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $4 billion). Because SCC has not been a party to these lawsuits (with the exception of Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation, et al., filed in the Circuit Court of Cook County, Illinois (Case No. 10CH45033) and settled as to SCC in August 2015), and has not had control of this litigation or any settlements thereof, SCC does not have complete information about the amount of damages or other remedies being asserted, the defenses to the claims in such lawsuits, or the terms of settlements of such lawsuits. SCC therefore cannot reasonably estimate the amount of potential losses or associated fees and expenses that may be incurred in connection with such lawsuits, which may be material. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the notices received included, and future notices may include, a reservation of rights, which are referred to as "reserved contribution rights," that encompasses a right of contribution, which may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification claims or reserved contribution rights is probable, nor have we accrued a liability related to any of these claims or rights.
Securitization trustees also are, or have been, involved in lawsuits related to securitization transactions in which SCC participated. Plaintiffs in these lawsuits allege, among other things, that originators, depositors, servicers, or other parties breached their representations and warranties or otherwise failed to fulfill their obligations, including that securitization trustees breached their contractual obligations, breached their fiduciary duties, or violated statutory requirements by failing to properly protect the certificate holders’ interests. SCC may receive notices for indemnification with respect to existing or new lawsuits or settlements of such lawsuits in its capacity as originator, depositor, or servicer. We have not concluded that a loss related to any indemnification claims by securitization trustees is probable, nor have we accrued a liability for such claims.
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Compliance Fee Litigation. On April 16, 2012, a putative class action lawsuit was filed against us in the Circuit Court of Jackson County, Missouri styled Manuel H. Lopez III v. H&R Block, Inc., et al. (Case # 1216CV12290) concerning a compliance fee charged to retail tax clients in the 2011 and 2012 tax seasons. The plaintiff seeks to represent all Missouri citizens who were charged the compliance fee, and asserts claims of violation of the Missouri Merchandising Practices Act, money had and received, and unjust enrichment. We filed a motion to compel arbitration of the 2011 claims. The court denied the motion. We filed an appeal. On May 6, 2014, the Missouri Court of Appeals, Western District, reversed the ruling of the trial court and remanded the case for further consideration of the motion. On March 12, 2015, the trial court denied the motion on remand. We filed an additional appeal. On March 8, 2016, the appellate court affirmed the decision of the trial court. We filed an application for transfer of the appeal in the Supreme Court of Missouri, which was denied. We subsequently filed a petition for writ of certiorari with the United States Supreme Court, which was also denied. Plaintiff filed a motion for class certification, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a loss contingency related to this matter.

H&R Block, Inc. | Q3 FY2017 Form 10-Q	15

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
NOTE 11: LOSS CONTINGENCIES ARISING FROM REPRESENTATIONS AND WARRANTIES OF OUR DISCONTINUED MORTGAGE OPERATIONS
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

16	Q3 FY2017 Form 10-Q | H&R Block, Inc.

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
SCC has engaged in discussions with counterparties since fiscal year 2013 regarding the bulk settlement of previously denied and potential future representation and warranty and other claims against SCC. Based on settlement discussions with counterparties, SCC believes a bulk settlement approach, rather than the loan-by-loan resolution process, will be needed to resolve all of the claims that are the subject of these discussions. SCC has utilized that approach to resolve certain of these claims. On July 13, 2016, SCC entered into a settlement agreement with an additional counterparty to resolve certain additional claims. Settlement payments were made during this fiscal quarter pursuant to settlement agreements entered into in fiscal year 2016. The amounts paid under these settlement agreements were fully covered by prior accruals. In the event that the ongoing efforts to settle are not successful, SCC believes claim volumes may increase or litigation may result.
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
LIABILITY FOR ESTIMATED CONTINGENT LOSSES – SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. Development of loss estimates is subject to a high degree of management judgment and estimates may vary significantly period to period. SCC's loss estimate as of January 31, 2017, is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and the factors mentioned below. These factors include the terms of prior bulk settlements, the terms expected to result from ongoing bulk settlement discussions, and an assessment of, among other things, historical claim results, threatened claims, terms and provisions of related agreements, counterparty willingness to pursue a settlement, legal standing of counterparties to provide a comprehensive settlement, bulk settlement methodologies used and publicly disclosed by other market participants, the potential pro-rata realization of the claims as compared to all claims and other relevant facts and circumstances when developing its estimate of probable loss. SCC believes that the most significant of these factors are the terms expected to result from ongoing bulk settlement discussions, which have been primarily influenced by the bulk settlement methodologies used and publicly disclosed by other market participants and the anticipated pro-rata realization of the claims of particular counterparties as compared to the anticipated realization if all claims and litigation were resolved together with payment of SCC's related administration and legal expense. Changes in any one of the factors mentioned above could significantly impact the estimate.

H&R Block, Inc. | Q3 FY2017 Form 10-Q	17

The liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. A rollforward of SCC's accrued liability for these loss contingencies is as follows:

(in 000s)
Nine months ended January 31,	2017	2016
Balance, beginning of the period	$65,265	$149,765
Provisions	235	4,000
Payments	(61,000)	(88,500)
Balance, end of the period	$4,500	$65,265

On June 11, 2015, the New York Court of Appeals, New York's highest court, held in ACE Securities Corp. v. DB Structured Products, Inc., that the six-year statute of limitations under New York law starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. This decision applies to claims and lawsuits brought against SCC where New York law governs. New York law governs many, though not all, of the RMBS transactions into which SCC entered. However this decision would not affect representation and warranty claims and lawsuits SCC has received or may receive, for example, where the statute of limitations has been tolled by agreement or a suit was timely filed. In response to the statute of limitations rulings in the ACE case and similar rulings in other state and federal courts, parties seeking to pursue representation and warranty claims or lawsuits with respect to trusts where the statute of limitations for representation and warranty claims against the originator has run, have sought, and may in the future seek, to distinguish certain aspects of the ACE decision, pursue alternate legal theories of recovery, or assert claims against other contractual parties such as securitization trustees. For example, a recent ruling by a New York intermediate appellate court allowed a counterparty to pursue litigation on additional loans in the same trust even though only some of the loans complied with the condition precedent of timely pre-suit notice and opportunity to cure or repurchase. The trial court in the second Homeward lawsuit against SCC, discussed above in note 10, followed that ruling and permitted the plaintiff to amend its complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. The trial court held that claims with respect to the additional loans sufficiently relate back to the timely-asserted claims and therefore are not barred by the statute of limitations. SCC is seeking reconsideration of, and leave to appeal, that ruling. The impact on SCC from alternative legal theories seeking to avoid or distinguish the ACE decision, or judicial limitations on the ACE decision, is unclear. SCC has not accrued liabilities for claims not subject to a tolling arrangement or not relating back to timely filed litigation.
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
As described more fully in note 10, losses may also be incurred with respect to various indemnification claims or reserved contribution rights by underwriters, depositors, and securitization trustees in securitization transactions in which SCC participated. These indemnification claims or reserved contribution rights are frequently not subject to a stated term or limit. We have not concluded that a loss related to any of these indemnification claims or reserved contribution rights is probable, have not accrued a liability for these claims or rights, and are not able to estimate a reasonably possible loss or range of loss for these claims or rights. Accordingly, neither the accrued liability described above totaling $4.5 million, nor the estimated range of reasonably possible losses in excess of the amount accrued described above, includes any possible losses which may arise from these indemnification claims or reserved contribution rights. There can be no assurances as to the outcome or impact of these indemnification claims or reserved contribution rights. In the event of unfavorable outcomes on these claims or rights, the amount required to discharge or settle them could be substantial and could have a material adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense,

18	Q3 FY2017 Form 10-Q | H&R Block, Inc.

exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of January 31, 2017, total approximately $321 million and consist primarily of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
NOTE 12: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Block Financial LLC (Block Financial) is a 100% owned subsidiary of the Company. Block Financial is the Issuer and the Company is the full and unconditional Guarantor of the Senior Notes, our 2016 CLOC and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders' equity and other intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended January 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$53,990	$411,099	$(13,207)	$451,882
Cost of revenues	—	33,242	364,286	(8,751)	388,777
Selling, general and administrative	—	10,693	181,660	(4,456)	187,897
Total operating expenses	—	43,935	545,946	(13,207)	576,674
Other income, net	—	12,237	12,194	(24,601)	(170)
Interest expense on external borrowings	—	(25,858)	(82)	—	(25,940)
Other expenses, net	(106,332)	2,741	(13,971)	117,866	304
Loss from continuing operations before tax benefit	(106,332)	(825)	(136,706)	93,265	(150,598)
Income tax benefit	(1,818)	(2,939)	(44,629)	—	(49,386)
Net income(loss) from continuing operations	(104,514)	2,114	(92,077)	93,265	(101,212)
Net loss from discontinued operations	—	(3,282)	(20)	—	(3,302)
Net loss	(104,514)	(1,168)	(92,097)	93,265	(104,514)
Other comprehensive income	1,759	—	1,759	(1,759)	1,759
Comprehensive loss	$(102,755)	$(1,168)	$(90,338)	$91,506	$(102,755)

H&R Block, Inc. | Q3 FY2017 Form 10-Q	19

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended January 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$52,500	$423,610	$(1,567)	$474,543
Cost of revenues	—	37,557	356,521	(1,565)	392,513
Selling, general and administrative	120	1,097	200,657	(2)	201,872
Total operating expenses	120	38,654	557,178	(1,567)	594,385
Other income, net	1	6,343	3,278	(6,567)	3,055
Interest expense on external borrowings	—	(23,467)	(106)	—	(23,573)
Other expenses, net	(78,609)	(3,212)	8,482	67,199	(6,140)
Loss from continuing operations before tax benefit	(78,728)	(6,490)	(121,914)	60,632	(146,500)
Income tax (benefit)	3,001	(25,161)	(45,691)	—	(67,851)
Net income(loss) from continuing operations	(81,729)	18,671	(76,223)	60,632	(78,649)
Net loss from discontinued operations	—	(3,078)	(2)	—	(3,080)
Net income(loss)	(81,729)	15,593	(76,225)	60,632	(81,729)
Other comprehensive loss	(4,641)	—	(4,641)	4,641	(4,641)
Comprehensive income(loss)	$(86,370)	$15,593	$(80,866)	$65,273	$(86,370)

Nine months ended January 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$80,428	$641,322	$(13,351)	$708,399
Cost of revenues	—	47,514	786,946	(8,895)	825,565
Selling, general and administrative	—	14,905	389,923	(4,456)	400,372
Total operating expenses	—	62,419	1,176,869	(13,351)	1,225,937
Other income, net	—	18,172	18,517	(31,711)	4,978
Interest expense on external borrowings	—	(69,420)	(606)	—	(70,026)
Other expenses, net	(379,767)	(1,161)	(43,118)	424,016	(30)
Loss from continuing operations before tax benefit	(379,767)	(34,400)	(560,754)	392,305	(582,616)
Income tax benefit	(5,360)	(14,695)	(196,908)	—	(216,963)
Net loss from continuing operations	(374,407)	(19,705)	(363,846)	392,305	(365,653)
Net loss from discontinued operations	—	(8,733)	(21)	—	(8,754)
Net loss	(374,407)	(28,438)	(363,867)	392,305	(374,407)
Other comprehensive loss	(4,130)	—	(4,130)	4,130	(4,130)
Comprehensive loss	$(378,537)	$(28,438)	$(367,997)	$396,435	$(378,537)

20	Q3 FY2017 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Nine months ended January 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$91,239	$651,125	$(1,688)	$740,676
Cost of revenues	—	59,122	774,985	(1,685)	832,422
Selling, general and administrative	3,535	18,847	413,532	(3)	435,911
Total operating expenses	3,535	77,969	1,188,517	(1,688)	1,268,333
Other income, net	1,731	17,878	4,734	(10,350)	13,993
Interest expense on external borrowings	—	(45,988)	(341)	—	(46,329)
Other expenses, net	(326,631)	(3,956)	(16,939)	336,191	(11,335)
Loss from continuing operations before tax benefit	(328,435)	(18,796)	(549,938)	325,841	(571,328)
Income tax benefit	(2,040)	(25,922)	(225,694)	—	(253,656)
Net income (loss) from continuing operations	(326,395)	7,126	(324,244)	325,841	(317,672)
Net loss from discontinued operations	—	(8,721)	(2)	—	(8,723)
Net loss	(326,395)	(1,595)	(324,246)	325,841	(326,395)
Other comprehensive loss	(22,589)	(8,444)	(22,589)	31,033	(22,589)
Comprehensive loss	$(348,984)	$(10,039)	$(346,835)	$356,874	$(348,984)

H&R Block, Inc. | Q3 FY2017 Form 10-Q	21

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of January 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,272	$216,900	$—	$221,172
Cash & cash equivalents - restricted	—	8,052	62,114	—	70,166
Receivables, net	—	422,034	365,831	—	787,865
Income taxes receivable	—	—	38,032	—	38,032
Prepaid expenses and other current assets	—	3,217	82,382	—	85,599
Total current assets	—	437,575	765,259	—	1,202,834
Property and equipment, net	—	81	282,277	—	282,358
Intangible assets, net	—	—	434,720	—	434,720
Goodwill	—	—	483,320	—	483,320
Deferred tax assets and income taxes receivable	3,330	54,777	13,532	—	71,639
Investments in subsidiaries	1,370,585	—	80,699	(1,451,284)	—
Amounts due from affiliates	—	2,168,620	2,166,873	(4,335,493)	—
Other noncurrent assets	—	67,619	35,141	—	102,760
Total assets	$1,373,915	$2,728,672	$4,261,821	$(5,786,777)	$2,577,631

Accounts payable and accrued expenses	$1,941	$15,051	$222,093	$—	$239,085
Accrued salaries, wages and payroll taxes	—	461	122,996	—	123,457
Accrued income taxes and reserves for uncertain tax positions	—	—	7,537	—	7,537
Current portion of long-term debt	—	—	942	—	942
Deferred revenue and other current liabilities	—	33,872	149,744	—	183,616
Total current liabilities	1,941	49,384	503,312	—	554,637
Long-term debt and line of credit borrowings	—	2,586,744	5,878	—	2,592,622
Deferred tax liabilities and reserves for uncertain tax positions	5,917	10,786	92,854	—	109,557
Deferred revenue and other noncurrent liabilities	—	1,059	120,572	—	121,631
Amounts due to affiliates	2,166,873	—	2,168,620	(4,335,493)	—
Total liabilities	2,174,731	2,647,973	2,891,236	(4,335,493)	3,378,447
Stockholders' equity (deficiency)	(800,816)	80,699	1,370,585	(1,451,284)	(800,816)
Total liabilities and stockholders' equity	$1,373,915	$2,728,672	$4,261,821	$(5,786,777)	$2,577,631

22	Q3 FY2017 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of January 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$10,415	$179,096	$—	$189,511
Cash & cash equivalents - restricted	—	29,000	40,649	—	69,649
Receivables, net	1	446,367	383,406	—	829,774
Income taxes receivable	—	—	79,631	(50,220)	29,411
Prepaid expenses and other current assets	—	8,800	91,704	—	100,504
Total current assets	1	494,582	774,486	(50,220)	1,218,849
Mortgage loans held for investment, net	—	212,106	—	—	212,106
Property and equipment, net	—	160	290,042	—	290,202
Intangible assets, net	—	—	473,732	—	473,732
Goodwill	—	—	443,418	—	443,418
Deferred tax assets and income taxes receivable	3,736	60,588	49,563	—	113,887
Investments in subsidiaries	1,024,842	—	105,943	(1,130,785)	—
Amounts due from affiliates	—	2,045,204	1,535,377	(3,580,581)	—
Other noncurrent assets	—	76,979	33,763	—	110,742
Total assets	$1,028,579	$2,889,619	$3,706,324	$(4,761,586)	$2,862,936

Accounts payable and accrued expenses	$23,583	$12,466	$169,932	$—	$205,981
Accrued salaries, wages and payroll taxes	—	1,515	121,774	—	123,289
Accrued income taxes and reserves for uncertain tax positions	4,092	54,227	—	(50,220)	8,099
Current portion of long-term debt	—	—	817	—	817
Deferred revenue and other current liabilities	—	98,490	152,356	—	250,846
Total current liabilities	27,675	166,698	444,879	(50,220)	589,032
Long-term debt and line of credit borrowings	—	2,609,003	6,820	—	2,615,823
Deferred tax liabilities and reserves for uncertain tax positions	2,261	6,814	79,302	—	88,377
Deferred revenue and other noncurrent liabilities	—	1,161	105,277	—	106,438
Amounts due to affiliates	1,535,377	—	2,045,204	(3,580,581)	—
Total liabilities	1,565,313	2,783,676	2,681,482	(3,630,801)	3,399,670
Stockholders' equity (deficiency)	(536,734)	105,943	1,024,842	(1,130,785)	(536,734)
Total liabilities and stockholders' equity	$1,028,579	$2,889,619	$3,706,324	$(4,761,586)	$2,862,936

H&R Block, Inc. | Q3 FY2017 Form 10-Q	23

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$9,025	$887,776	$—	$896,801
Cash & cash equivalents - restricted	—	29,004	75,106	—	104,110
Receivables, net	—	71,882	81,234	—	153,116
Prepaid expenses and other current assets	—	6,925	59,649	—	66,574
Total current assets	—	116,836	1,103,765	—	1,220,601
Mortgage loans held for investment, net	—	202,385	—	—	202,385
Property and equipment, net	—	136	293,429	—	293,565
Intangible assets, net	—	—	433,885	—	433,885
Goodwill	—	—	470,757	—	470,757
Deferred tax assets and income taxes receivable	5,917	77,270	36,936	—	120,123
Investments in subsidiaries	1,738,643	—	108,995	(1,847,638)	—
Amounts due from affiliates	—	1,307,612	1,714,009	(3,021,621)	—
Other noncurrent assets	—	62,806	43,103	—	105,909
Total assets	$1,744,560	$1,767,045	$4,204,879	$(4,869,259)	$2,847,225

Accounts payable and accrued expenses	$1,531	$18,596	$239,459	$—	$259,586
Accrued salaries, wages and payroll taxes	—	1,766	160,020	—	161,786
Accrued income taxes and reserves for uncertain tax positions	—	52,976	320,778	—	373,754
Current portion of long-term debt	—	—	826	—	826
Deferred revenue and other current liabilities	—	87,982	155,671	—	243,653
Total current liabilities	1,531	161,320	876,754	—	1,039,605
Long-term debt and line of credit borrowings	—	1,484,766	6,609	—	1,491,375
Deferred tax liabilities and reserves for uncertain tax positions	5,917	10,786	116,257	—	132,960
Deferred revenue and other noncurrent liabilities	—	1,178	159,004	—	160,182
Amounts due to affiliates	1,714,009	—	1,307,612	(3,021,621)	—
Total liabilities	1,721,457	1,658,050	2,466,236	(3,021,621)	2,824,122
Stockholders' equity	23,103	108,995	1,738,643	(1,847,638)	23,103
Total liabilities and stockholders' equity	$1,744,560	$1,767,045	$4,204,879	$(4,869,259)	$2,847,225

24	Q3 FY2017 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Nine months ended January 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$—	$(399,367)	$(976,550)	$—	$(1,375,917)
Cash flows from investing:
Sales, maturities of and payments received on AFS securities	—	144	—	—	144
Principal payments and sales of mortgage loans and real estate owned, net	—	207,174	—	—	207,174
Capital expenditures	—	(14)	(73,910)	—	(73,924)
Payments made for business acquisitions, net of cash acquired	—	—	(52,825)	—	(52,825)
Loans made to franchisees	—	(31,568)	(220)	—	(31,788)
Repayments from franchisees	—	20,605	211	—	20,816
Intercompany borrowings (payments)	—	(891,350)	(461,916)	1,353,266	—
Other, net	—	(10,377)	5,522	—	(4,855)
Net cash provided by (used in) investing activities	—	(705,386)	(583,138)	1,353,266	64,742
Cash flows from financing:
Repayments of line of credit borrowings	—	(445,000)	—	—	(445,000)
Proceeds from line of credit borrowings	—	1,545,000	—	—	1,545,000
Dividends paid	(141,537)	—	—	—	(141,537)
Repurchase of common stock, including shares surrendered	(322,782)	—	—	—	(322,782)
Proceeds from exercise of stock options	2,403	—	—	—	2,403
Intercompany borrowings (payments)	461,916	—	891,350	(1,353,266)	—
Other, net	—	—	373	—	373
Net cash provided by financing activities	—	1,100,000	891,723	(1,353,266)	638,457
Effects of exchange rates on cash	—	—	(2,911)	—	(2,911)
Net decrease in cash and cash equivalents	—	(4,753)	(670,876)	—	(675,629)
Cash and cash equivalents at beginning of the period	—	9,025	887,776	—	896,801
Cash and cash equivalents at end of the period	$—	$4,272	$216,900	$—	$221,172

H&R Block, Inc. | Q3 FY2017 Form 10-Q	25

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Nine months ended January 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$—	$(403,132)	$(1,023,817)	$—	$(1,426,949)
Cash flows from investing:
Sales, maturities of and payments received on AFS securities	—	430,460	5,920	—	436,380
Principal payments on mortgage loans and sale of real estate owned, net	—	28,004	—	—	28,004
Capital expenditures	—	(24)	(66,394)	—	(66,418)
Payments made for business acquisitions, net of cash acquired	—	—	(85,329)	—	(85,329)
Loans made to franchisees	—	(20,940)	(437)	—	(21,377)
Repayments from franchisees	—	22,006	228	—	22,234
Intercompany borrowings (payments)	—	(1,871,617)	(2,024,025)	3,895,642	—
Other, net	—	(8,795)	9,342	—	547
Net cash provided by (used in) investing activities	—	(1,420,906)	(2,160,695)	3,895,642	314,041
Cash flows from financing:
Repayments of line of credit borrowings	—	(225,000)	—	—	(225,000)
Proceeds from line of credit borrowings	—	1,350,000	—	—	1,350,000
Proceeds from long-term debt	—	996,831	—	—	996,831
Customer banking deposits, net	—	(327,145)	—	440	(326,705)
Transfer of HRB Bank deposits	—	(419,028)	—	—	(419,028)
Dividends paid	(157,530)	—	—	—	(157,530)
Repurchase of common stock, including shares surrendered	(1,888,595)	—	—	—	(1,888,595)
Proceeds from exercise of stock options	25,803	—	—	—	25,803
Intercompany borrowings (payments)	2,024,025	—	1,871,617	(3,895,642)	—
Other, net	(3,703)	(19,282)	(20,987)	—	(43,972)
Net cash provided by (used in) financing activities	—	1,356,376	1,850,630	(3,895,202)	(688,196)
Effects of exchange rates on cash	—	—	(16,575)	—	(16,575)
Net decrease in cash and cash equivalents	—	(467,662)	(1,350,457)	440	(1,817,679)
Cash and cash equivalents at beginning of the period	—	478,077	1,529,553	(440)	2,007,190
Cash and cash equivalents at end of the period	$—	$10,415	$179,096	$—	$189,511

26	Q3 FY2017 Form 10-Q | H&R Block, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide assisted and do-it-yourself (DIY) tax return preparation solutions through multiple channels (including in-person, online and mobile applications, and desktop software) and distribute H&R Block-branded financial products and services, including those of our financial partners. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or virtually via the internet) or prepared and filed by our clients through our DIY tax solutions. We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation and related services seamlessly.
RESULTS OF OPERATIONS

Operating Statistics (U.S. only)
Nine months ended January 31,	2017	2016	Change	% Change
Tax returns prepared: (in 000s) (1)
Company-owned operations	1,349	1,435	(86)	(6.0)%
Franchise operations	731	794	(63)	(7.9)%
Total assisted	2,080	2,229	(149)	(6.7)%

Desktop	155	189	(34)	(18.0)%
Online	1,056	1,075	(19)	(1.8)%
Total DIY Tax Software	1,211	1,264	(53)	(4.2)%

Free File Alliance	96	127	(31)	(24.4)%
Total U.S. returns	3,387	3,620	(233)	(6.4)%

Net Average Charge: (2)
Company-Owned Operations	$226.96	$231.68	$(4.72)	(2.0)%
Franchise Operations (3)	219.26	216.83	2.43	1.1%
Total DIY Tax Software	30.35	36.31	(5.96)	(16.4)%

As of January 31,	2017	2016	Change	% Change
Tax offices:
Company-owned offices	6,650	6,614	36	0.5%
Franchise offices	3,386	3,599	(213)	(5.9)%
Total U.S. offices	10,036	10,213	(177)	(1.7)%

(1)
An assisted tax return is defined as a current or prior year individual tax return that has been accepted and paid for by the client.  Also included are business returns. The count methodology has been adjusted in the current and prior year periods to exclude extensions and to recognize the corresponding individual tax returns when filed. A software return is defined as a return that has been electronically filed and accepted by the IRS.  Also included are online returns purchased with a credit card and printed for mailing.

(2)	Net average charge is calculated as total revenue divided by total returns. For DIY Tax Software, net average charge excludes Free File Alliance.

(3)
Net average charge related to H&R Block Franchise Operations represents tax preparation fee revenues collected by H&R Block franchisees divided by returns filed in franchise offices. H&R Block will recognize a portion of franchise revenues as franchise royalties based on the terms of franchise agreements.

H&R Block, Inc. | Q3 FY2017 Form 10-Q	27

Consolidated – Financial Results			(in 000s)
Three months ended January 31,	2017	2016	$ Change	% Change
Revenues:
U.S. assisted tax preparation fees	$245,262	$268,775	$(23,513)	(8.7)%
U.S. royalties	43,254	39,543	3,711	9.4%
U.S. DIY tax preparation fees	30,745	39,251	(8,506)	(21.7)%
International revenues	10,914	9,819	1,095	11.2%
Revenues from Refund Transfers	47,323	49,289	(1,966)	(4.0)%
Revenues from Emerald Card®	14,100	13,356	744	5.6%
Revenues from Peace of Mind® Extended Service Plan	18,135	15,736	2,399	15.2%
Interest and fee income on Emerald Advance	30,060	31,603	(1,543)	(4.9)%
Other	12,089	7,171	4,918	68.6%
Total revenues	451,882	474,543	(22,661)	(4.8)%

Compensation and benefits:
Field wages	142,084	154,098	(12,014)	(7.8)%
Other wages	45,172	48,786	(3,614)	(7.4)%
Benefits and other compensation	36,167	42,684	(6,517)	(15.3)%
	223,423	245,568	(22,145)	(9.0)%
Occupancy and equipment	103,867	96,157	7,710	8.0%
Marketing and advertising	84,101	93,708	(9,607)	(10.3)%
Depreciation and amortization	45,160	45,303	(143)	(0.3)%
Bad debt	28,348	35,734	(7,386)	(20.7)%
Supplies	4,453	6,219	(1,766)	(28.4)%
Other	87,322	71,696	15,626	21.8%
Total operating expenses	576,674	594,385	(17,711)	(3.0)%
Other income, net	(170)	3,055	(3,225)	**
Interest expense on borrowings	(25,940)	(23,573)	(2,367)	(10.0)%
Other expenses, net	304	(6,140)	6,444	**
Pretax loss	(150,598)	(146,500)	(4,098)	(2.8)%
Income tax benefit	(49,386)	(67,851)	18,465	27.2%
Net loss from continuing operations	(101,212)	(78,649)	(22,563)	(28.7)%
Net loss from discontinued operations	(3,302)	(3,080)	(222)	(7.2)%
Net loss	$(104,514)	$(81,729)	$(22,785)	(27.9)%

Basic and diluted loss per share:
Continuing operations	$(0.49)	$(0.34)	$(0.15)	(44.1)%
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$(0.50)	$(0.35)	$(0.15)	(42.9)%

EBITDA from continuing operations (1)	$(79,498)	$(77,626)	$(1,872)	(2.4)%
EBITDA from continuing operations - adjusted (1)	(79,853)	(77,495)	(2,358)	(3.0)%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended January 31, 2017 compared to January 31, 2016
Revenues decreased $22.7 million, or 4.8%, from the prior year. U.S. assisted tax preparation fees declined $23.5 million, or 8.7%, primarily due to a 6.0% decline in tax return volumes, coupled with a less favorable net average charge and mix. U.S. royalties increased $3.7 million, or 9.4%, as royalties related to our new Refund Advance offering were partially offset by lower tax return volumes in franchise offices. U.S. DIY tax preparation fees declined $8.5 million, or 21.7%, due to lower online tax return volumes and our H&R Block More ZeroSM promotion, which offers free online tax preparation to certain filers.

28	Q3 FY2017 Form 10-Q | H&R Block, Inc.

Other revenues increased $4.9 million, or 68.6%, primarily due to the recognition of Tax Identity Shield® revenues.
Total operating expenses decreased $17.7 million, or 3.0%, from the prior year. Compensation and benefits decreased $22.1 million, or 9.0%, primarily due to reduced headcount in our field and corporate operations and lower commission-based wages due to lower return volumes. Occupancy and equipment costs increased $7.7 million, or 8.0%, primarily due to the purchase of software and higher rent related to an increase in the number of tax offices. Marketing and advertising decreased $9.6 million, or 10.3%, primarily due to our sweepstakes promotion in the prior year, which was partially offset by increased television advertising in the current year. Bad debt expense declined $7.4 million, or 20.7%, primarily due to recoveries made on older EA balances and lower provisions resulting from a decline in the number of Refund Transfers (RTs). Other expenses increased $15.6 million, or 21.8%, primarily due to third party expenses related to our new Refund Advance offering.
Other income decreased $3.2 million primarily due to the sale of our mortgage loan portfolio, as discussed in Item 1, note 8 to the consolidated financial statements. Other expenses improved $6.4 million due to a decrease in foreign currency exchange losses and an impairment on an investment recorded in the prior year.
Interest expense on borrowings increased $2.4 million due to the timing of draws on our 2016 CLOC.
See Item 1, note 7 to the consolidated financial statements for discussion of the impact of income taxes for the period.
Tax returns prepared in company-owned and franchise offices through February 28, 2017 decreased 3.3% from the prior year. Our business is highly seasonal and results for the quarter ended January 31, as well as results for the period ended February 28, may not be indicative of results for the entire fiscal year.

H&R Block, Inc. | Q3 FY2017 Form 10-Q	29

Consolidated – Financial Results			(in 000s)
Nine months ended January 31,	2017	2016	$ Change	% Change
Revenues:
U.S. assisted tax preparation fees	$306,030	$332,463	$(26,433)	(8.0)%
U.S. royalties	56,607	52,949	3,658	6.9%
U.S. DIY tax preparation fees	36,748	45,899	(9,151)	(19.9)%
International revenues	93,328	90,484	2,844	3.1%
Revenues from Refund Transfers	51,314	52,281	(967)	(1.8)%
Revenues from Emerald Card®	35,809	38,853	(3,044)	(7.8)%
Revenues from Peace of Mind® Extended Service Plan	67,855	62,764	5,091	8.1%
Interest and fee income on Emerald Advance	31,519	32,334	(815)	(2.5)%
Other	29,189	32,649	(3,460)	(10.6)%
Total revenues	708,399	740,676	(32,277)	(4.4)%

Compensation and benefits:
Field wages	237,223	253,561	(16,338)	(6.4)%
Other wages	129,479	136,782	(7,303)	(5.3)%
Benefits and other compensation	82,619	89,970	(7,351)	(8.2)%
	449,321	480,313	(30,992)	(6.5)%
Occupancy and equipment	297,275	280,953	16,322	5.8%
Marketing and advertising	103,663	115,204	(11,541)	(10.0)%
Depreciation and amortization	132,192	127,746	4,446	3.5%
Bad debt	29,634	38,921	(9,287)	(23.9)%
Supplies	11,467	13,346	(1,879)	(14.1)%
Other	202,385	211,850	(9,465)	(4.5)%
Total operating expenses	1,225,937	1,268,333	(42,396)	(3.3)%
Other income, net	4,978	13,993	(9,015)	(64.4)%
Interest expense on borrowings	(70,026)	(46,329)	(23,697)	(51.1)%
Other expenses, net	(30)	(11,335)	11,305	99.7%
Pretax loss	(582,616)	(571,328)	(11,288)	(2.0)%
Income tax benefit	(216,963)	(253,656)	36,693	14.5%
Net loss from continuing operations	(365,653)	(317,672)	(47,981)	(15.1)%
Net loss from discontinued operations	(8,754)	(8,723)	(31)	(0.4)%
Net loss	$(374,407)	$(326,395)	$(48,012)	(14.7)%

Basic and diluted loss per share:
Continuing operations	$(1.71)	$(1.23)	$(0.48)	(39.0)%
Discontinued operations	(0.04)	(0.04)	—	—%
Consolidated	$(1.75)	$(1.27)	$(0.48)	(37.8)%

EBITDA from continuing operations (1)	$(380,398)	$(397,075)	$16,677	4.2%
EBITDA from continuing operations - adjusted (1)	(380,518)	(383,601)	3,083	0.8%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Nine months ended January 31, 2017 compared to January 31, 2016
Revenues decreased $32.3 million, or 4.4%, from the prior year. U.S. assisted tax preparation fees declined $26.4 million, or 8.0%, primarily due to a 6.0% decline in tax return volumes, coupled with a less favorable net average charge and mix. U.S. royalties increased $3.7 million, or 6.9%, as royalties on our new Refund Advance offering were partially offset by an 7.9% decline in tax return volumes in franchise offices. U.S DIY tax preparation fees declined $9.2 million, or 19.9%, due to lower online tax return volumes and our H&R Block More ZeroSM promotion.

30	Q3 FY2017 Form 10-Q | H&R Block, Inc.

Revenues from H&R Block Emerald Prepaid MasterCard® transactions decreased $3.0 million, or 7.8%, primarily due to our agreement with BofI which began in September 2015 compared to being in place for all of the current fiscal year-to-date period.
Revenues from fees for POM increased $5.1 million, or 8.1%, due to favorable changes in the timing of forecasted claims.
Other revenues declined $3.5 million, or 10.6%, primarily due to the presentation of income from our mortgage loan portfolio and investments in AFS securities as other income in the current year rather than as revenue for a portion of the prior year.
Total operating expenses decreased $42.4 million, or 3.3%, from the prior year. Compensation and benefits decreased $31.0 million, or 6.5%, primarily due to reduced headcount in our field and corporate operations and lower commission-based wages due to lower return volumes. Occupancy and equipment costs increased $16.3 million, or 5.8%, primarily due to the purchase of software and higher rent related to an increase in the number of tax offices. Depreciation and amortization expense increased $4.4 million, or 3.5%, primarily due to acquisitions of franchisee and competitor businesses. Marketing and advertising decreased $11.5 million, or 10.0%, primarily due to our sweepstakes promotion in the prior year, which was partially offset by increased television advertising in the current year. Bad debt expense declined $9.3 million, or 23.9%, primarily due to recoveries made on older EA balances and lower provisions resulting from a decline in the number of RTs. Other expenses decreased $9.5 million, or 4.5%, primarily due to prior year fees related to changes in our capital structure and the divestiture of HRB Bank. We also saw favorable declines in consulting and travel expenses. These reductions were partially offset by approximately $16 million in third party expenses related to our Refund Advance offering and higher POM claims.
Other income decreased $9.0 million primarily due to the sale of AFS securities in the prior year of $8.4 million. Other expenses declined $11.3 million primarily due to a decrease in foreign currency exchange losses and an impairment on an investment recorded in the prior year.
Interest expense on borrowings increased $23.7 million, or 51.1%, due to the issuance of $1.0 billion in Senior Notes in September 2015 and the timing of draws on our 2016 CLOC, as discussed in Item 1, note 5 to the consolidated financial statements.
See Item 1, note 7 to the consolidated financial statements for discussion of the impact of income taxes for the period.
DISCONTINUED OPERATIONS
Discontinued operations include our discontinued mortgage operations.
CONTINGENT LOSSES – SCC has accrued a liability as of January 31, 2017, for estimated contingent losses arising from representation and warranty claims of $4.5 million. See Item 1, note 11 to the consolidated financial statements for changes in this accrual. The estimate of accrued loss is based on the best information currently available, significant management judgment, and a number of factors that are subject to change, including developments in case law and other factors. Changes in any one of these factors could significantly impact the estimate.
Losses may also be incurred with respect to various indemnification or contribution claims by underwriters, depositors and securitization trustees in securitization transactions in which SCC participated. SCC has not concluded that a loss is probable or reasonably estimable related to these indemnification or contribution claims, therefore there is no accrued liability for these contingent losses as of January 31, 2017.
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

H&R Block, Inc. | Q3 FY2017 Form 10-Q	31

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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of January 31, 2017 are sufficient to meet our operating and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the nine months ended January 31, 2017 and 2016. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Nine months ended January 31,	2017	2016
Net cash provided by (used in):
Operating activities	$(1,375,917)	$(1,426,949)
Investing activities	64,742	314,041
Financing activities	638,457	(688,196)
Effects of exchange rates on cash	(2,911)	(16,575)
Net change in cash and cash equivalents	$(675,629)	$(1,817,679)

Operating Activities. Cash used in operations decreased, primarily due to changes in deferred income taxes and income tax reserves, and lower settlement payments related to representation and warranty claims in the current year.
Investing Activities. Cash provided by investing activities totaled $64.7 million for the nine months ended January 31, 2017 compared to $314.0 million in the prior year period. This change resulted from cash received on the sale of our AFS securities in the prior year, partially offset by the sale of our portfolio of mortgage loans in December 2016 and a decrease of $32.5 million in payments for business acquisitions.
Financing Activities. Cash provided by financing activities totaled $638.5 million for the nine months ended January 31, 2017 compared to a use of $688.2 million in the prior year period. Changes in cash from financing activities resulted primarily from lower share repurchase activity, prior year customer deposit activity due to the sale of HRB Bank and borrowings.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $141.5 million and $157.5 million for the nine months ended January 31, 2017 and 2016, respectively. The decline from the prior year is due to lower outstanding shares as a result of share repurchase activity. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. As a part of the repurchase program, during the nine months ended January 31, 2017, we purchased $317.0 million of our common stock at an average price of $22.61 per share. See Item 1, note 2 to the consolidated financial statements for additional information. Although we may continue to repurchase shares, there is no assurance that we will purchase up to the full Board authorization.
Capital Investment. Our business is not capital intensive. Capital expenditures totaled $73.9 million and $66.4 million for the nine months ended January 31, 2017 and 2016, respectively. Our capital expenditures relate primarily

32	Q3 FY2017 Form 10-Q | H&R Block, Inc.

to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire franchisee and competitor businesses totaling $52.8 million and $85.3 million for the nine months ended January 31, 2017 and 2016, respectively.
FINANCING RESOURCES – Our 2016 CLOC has capacity up to $2.0 billion, and is scheduled to expire in September 2021. See Item 1, note 5 to the consolidated financial statements for discussion of the Senior Notes and our 2016 CLOC. Proceeds under the 2016 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with our 2016 CLOC covenants as of January 31, 2017.
We had an outstanding balance of $1.1 billion under the 2016 CLOC as of January 31, 2017.
The following table provides ratings for debt issued by Block Financial as of January 31, 2017 and April 30, 2016:

As of	January 31, 2017			April 30, 2016
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Negative	A-2	BBB	Stable
Other than as described above, there have been no material changes in our borrowings from those reported as of April 30, 2016 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of January 31, 2017, we held cash and cash equivalents of $221.2 million, including $74.5 million held by our foreign subsidiaries.
In December 2016 we sold our portfolio of mortgage loans and real estate owned. Cash proceeds received during the period totaled $188.2 million and approximated carrying value.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of January 31, 2017.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $2.9 million during the nine months ended January 31, 2017 compared to a decrease of $16.6 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – As discussed further in Item 1, note 9 to the consolidated financial statements, we have provided limited guarantees under our Refund Advance Program Agreement of up to $73 million in the aggregate, subject to specified thresholds.
In connection with our agreement with BofI, we are required to purchase a 90% participation interest, at par, in all EAs originated by our lending partner. At January 31, 2017, the principal balance of purchased participation interests totaled $349.9 million.
There have been no other material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2016 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT – On October 5, 2016, the Consumer Financial Protection Bureau (CFPB) released its final rules regulating prepaid products (Final Rules). The Final Rules are scheduled to take effect on October 1, 2017, with certain provisions phased in over time following that date. The Final Rules differ in several key areas from the original proposed rules issued in November 2014, which are discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, in particular regarding changes to Federal Reserve Regulation Z.
Once effective, the Final Rules will apply to the H&R Block Emerald Prepaid MasterCard®, but we do not believe they will apply to EAs or Refund Advance loans due to their nature as non-covered separate credit products. The Final Rules, among other things: (i) establish required consumer disclosures to be made prior to acquiring a prepaid account in most situations; (ii) require periodic statements or online access to specified account information; and (iii) require online posting of the Cardholder Agreement and submission of new and revised Cardholder Agreements to the CFPB.

H&R Block, Inc. | Q3 FY2017 Form 10-Q	33

We are continuing to assess the impact of these changes on the H&R Block Emerald Prepaid MasterCard® and our consolidated financial statements.
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
We consider our non-GAAP financial measures to be performance measures and a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business on a consistent basis across reporting periods, as they eliminate the effect of items that are not indicative of our core operating performance.
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

H&R Block, Inc. | Q3 FY2017 Form 10-Q	34

The following is a reconciliation of EBITDA from continuing operations to net loss:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2017	2016	2017	2016
Net loss - as reported	$(104,514)	$(81,729)	$(374,407)	$(326,395)
Discontinued operations, net	3,302	3,080	8,754	8,723
Net loss from continuing operations - as reported	(101,212)	(78,649)	(365,653)	(317,672)
Add back:
Income taxes of continuing operations	(49,386)	(67,851)	(216,963)	(253,656)
Interest expense of continuing operations	25,940	23,571	70,026	46,507
Depreciation and amortization of continuing operations	45,160	45,303	132,192	127,746
	21,714	1,023	(14,745)	(79,403)
EBITDA from continuing operations	$(79,498)	$(77,626)	$(380,398)	$(397,075)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

			(in 000s)
Three months ended January 31,	2017			2016
	Pretax loss	Net loss	EBITDA	Pretax loss	Net loss	EBITDA

From continuing operations	$(150,598)	$(101,212)	$(79,498)	$(146,500)	$(78,649)	$(77,626)

Adjustments (pretax):
Loss contingencies - litigation	(355)	(355)	(355)	328	328	328
Costs related to HRB Bank and recapitalization transactions	—	—	—	(96)	(96)	(96)
Gain on sales of tax offices	—	—	—	(101)	(101)	(101)
Tax effect of adjustments (1)	—	128	—	—	(129)	—
	(355)	(227)	(355)	131	2	131

As adjusted - from continuing operations	$(150,953)	$(101,439)	$(79,853)	$(146,369)	$(78,647)	$(77,495)

EPS - as reported		$(0.49)			$(0.34)
Impact of adjustments		—			—
EPS - adjusted		$(0.49)			$(0.34)

H&R Block, Inc. | Q3 FY2017 Form 10-Q	35

			(in 000s)
Nine months ended January 31,	2017			2016
	Pretax loss	Net loss	EBITDA	Pretax loss	Net loss	EBITDA

From continuing operations	$(582,616)	$(365,653)	$(380,398)	$(571,328)	$(317,672)	$(397,075)

Adjustments (pretax):
Loss contingencies - litigation	(120)	(120)	(120)	1,017	1,017	1,017
Costs related to HRB Bank and recapitalization transactions	—	—	—	20,722	20,722	20,722
Gains on AFS securities	—	—	—	(8,138)	(8,138)	(8,138)
Gain on sales of tax offices	—	—	—	(127)	(127)	(127)
Tax effect of adjustments (1)	—	43	—	—	(5,129)	—
	(120)	(77)	(120)	13,474	8,345	13,474

As adjusted - from continuing operations	$(582,736)	$(365,730)	$(380,518)	$(557,854)	$(309,327)	$(383,601)

EPS - as reported		$(1.71)			$(1.23)
Impact of adjustments		—			0.03
EPS - adjusted		$(1.71)			$(1.20)

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2016 in our Annual Report on Form 10-K.

36	Q3 FY2017 Form 10-Q | H&R Block, Inc.

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
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 10 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported at April 30, 2016 in our Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2017 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1 - November 30	4,380	$22.83	4,379	$1,183,190
December 1 - December 31	4	$22.84	—	$1,183,190
January 1 - January 31	1	$22.99	—	$1,183,190
	4,385	$22.83	4,379

(1)
We purchased approximately 6 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units.

(2)	In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

12.1	Computation of Ratio of Earnings to Fixed Charges for H&R Block, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges for Block Financial LLC.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

H&R Block, Inc. | Q3 FY2017 Form 10-Q	37

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

38	Q3 FY2017 Form 10-Q | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ William C. Cobb
William C. Cobb
President and Chief Executive Officer
March 8, 2017

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
March 8, 2017

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
March 8, 2017

H&R Block, Inc. | Q3 FY2017 Form 10-Q	39