Form 10-Q
period 2017-07-31
H&R BLOCK INC
filed 2017-09-01
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑           Accelerated filer ☐         Non-accelerated filer ☐          Smaller reporting company ☐     Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on August 31, 2017: 209,059,957 shares.

Form 10-Q for the Period Ended July 31, 2017

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	(unaudited, in 000s, except per share amounts)
Three months ended July 31,	2017	2016

REVENUES:
Service revenues	$124,695	$112,384
Royalty, product and other revenues	13,107	12,801
	137,802	125,185
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	55,592	52,355
Occupancy and equipment	98,467	94,425
Provision for bad debt	2,459	1,417
Depreciation and amortization	28,616	27,467
Other	42,581	35,422
	227,715	211,086
Selling, general and administrative:
Marketing and advertising	7,104	7,561
Compensation and benefits	56,373	57,522
Depreciation and amortization	14,982	13,815
Other selling, general and administrative	16,790	19,925
	95,249	98,823
Total operating expenses	322,964	309,909

Other income (expense), net	1,220	2,641
Interest expense on borrowings	(21,277)	(21,466)
Loss from continuing operations before income tax benefit	(205,219)	(203,549)
Income tax benefit	(77,401)	(82,523)
Net loss from continuing operations	(127,818)	(121,026)
Net loss from discontinued operations, net of tax benefits of $1,605 and $1,557	(2,749)	(2,647)
NET LOSS	$(130,567)	$(123,673)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.62)	$(0.55)
Discontinued operations	(0.01)	(0.01)
Consolidated	$(0.63)	$(0.56)

DIVIDENDS DECLARED PER SHARE	$0.24	$0.22

COMPREHENSIVE LOSS:
Net loss	$(130,567)	$(123,673)
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) arising during the period, net of tax benefits of $ - and $5	2	(11)
Change in foreign currency translation adjustments	2,460	(3,560)
Other comprehensive income (loss)	2,462	(3,571)
Comprehensive loss	$(128,105)	$(127,244)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2018 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	July 31, 2017	July 31, 2016	April 30, 2017

ASSETS
Cash and cash equivalents	$551,566	$306,871	$1,011,331
Cash and cash equivalents - restricted	116,594	122,025	106,208
Receivables, less allowance for doubtful accounts of $54,924, $56,381 and $55,296	91,004	103,425	162,775
Prepaid expenses and other current assets	74,776	76,052	65,725
Total current assets	833,940	608,373	1,346,039
Mortgage loans held for investment, less allowance for loan losses of $ - , $5,310 and $ -	—	192,375	—
Property and equipment, at cost, less accumulated depreciation and amortization of $706,687, $622,937 and $678,161	253,255	284,114	263,827
Intangible assets, net	393,972	419,909	409,364
Goodwill	493,991	470,942	491,207
Deferred tax assets and income taxes receivable	54,348	90,498	83,728
Other noncurrent assets	102,742	97,331	99,943
Total assets	$2,132,248	$2,163,542	$2,694,108
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$161,751	$157,085	$217,028
Accrued salaries, wages and payroll taxes	35,063	43,516	183,856
Accrued income taxes and reserves for uncertain tax positions	176,909	216,390	348,199
Current portion of long-term debt	992	864	981
Deferred revenue and other current liabilities	187,791	191,304	189,216
Total current liabilities	562,506	609,159	939,280
Long-term debt	1,493,422	1,491,790	1,493,017
Reserves for uncertain tax positions	159,233	116,709	159,085
Deferred revenue and other noncurrent liabilities	131,415	145,691	163,609
Total liabilities	2,346,576	2,363,349	2,754,991
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 246,198,878, 258,179,891 and 246,198,878	2,462	2,582	2,462
Additional paid-in capital	746,761	748,924	754,912
Accumulated other comprehensive loss	(12,837)	(14,804)	(15,299)
Retained deficit	(229,647)	(180,631)	(48,206)
Less treasury shares, at cost, of 37,141,486, 39,087,239 and 39,027,573	(721,067)	(755,878)	(754,752)
Total stockholders' equity (deficiency)	(214,328)	(199,807)	(60,883)
Total liabilities and stockholders' equity	$2,132,248	$2,163,542	$2,694,108

See accompanying notes to consolidated financial statements.

2	Q1 FY2018 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Three months ended July 31,	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,567)	$(123,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,598	41,282
Provision for bad debt	2,459	1,417
Deferred taxes	20,796	6,274
Stock-based compensation	4,816	5,541
Changes in assets and liabilities, net of acquisitions:
Receivables	64,985	49,220
Prepaid expenses and other current assets	(8,695)	(9,173)
Other noncurrent assets	5,499	4,059
Accounts payable and accrued expenses	(66,729)	(98,785)
Accrued salaries, wages and payroll taxes	(149,441)	(118,040)
Deferred revenue and other current liabilities	464	(38,022)
Deferred revenue and other noncurrent liabilities	(32,510)	(28,080)
Income tax receivables, accrued income taxes and income tax reserves	(149,542)	(144,249)
Other, net	(14,248)	(5,735)
Net cash used in operating activities	(409,115)	(457,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales of mortgage loans and real estate owned, net	—	9,573
Capital expenditures	(13,094)	(6,246)
Payments made for business acquisitions, net of cash acquired	(1,440)	(1,635)
Franchise loans funded	(4,527)	(2,219)
Payments received on franchise loans	4,727	6,473
Other, net	1,371	(868)
Net cash provided by (used in) investing activities	(12,963)	5,078

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(49,905)	(48,514)
Repurchase of common stock, including shares surrendered	(7,508)	(45,312)
Proceeds from exercise of stock options	27,418	1,639
Other, net	2,545	(24,779)
Net cash used in financing activities	(27,450)	(116,966)

Effects of exchange rate changes on cash	149	(2,163)

Net decrease in cash, cash equivalents and restricted cash	(449,379)	(572,015)
Cash, cash equivalents and restricted cash, beginning of period	1,117,539	1,000,911
Cash, cash equivalents and restricted cash, end of period	$668,160	$428,896

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$57,901	$61,289
Interest paid on borrowings	15,519	15,519
Accrued additions to property and equipment	4,757	10,147
Accrued purchase of common stock	—	8,895

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2018 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of July 31, 2017 and 2016, the consolidated statements of operations and comprehensive loss for the three months ended July 31, 2017 and 2016, and the consolidated statements of cash flows for the three months ended July 31, 2017 and 2016 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of July 31, 2017 and 2016 and for all periods presented have been made.
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2017 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2017 or for the year then ended are derived from our April 30, 2017 Annual Report to Shareholders on Form 10-K.
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
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See notes 9 and 10 for additional information on litigation, claims and other loss contingencies related to our discontinued operations.
NEW ACCOUNTING PRONOUNCEMENTS –
Restricted Cash in Statement of Cash Flows. In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-18, "Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," (ASU 2016-18). This guidance requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end-of-period total amounts shown on the statement of cash flows. This guidance must be applied retrospectively to all periods presented. We adopted ASU 2016-18 effective May 1, 2017. All prior periods have been adjusted to conform to the current period presentation, which resulted in a decrease in cash used in operations of $17.7 million for the three months ended July 31, 2016.
Stock-Based Compensation. In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," (ASU 2016-09). This guidance requires that, among other things: (1) all excess tax benefits and tax deficiencies would be recognized as income tax expense or benefit in the income statement; and (2) excess tax benefits would not be separated from other income tax cash flows and, thus, would be classified along with other cash flows as an operating activity. The transition requirements for this guidance varies by component, but the changes applicable to us were applied prospectively. We adopted ASU 2016-09 effective May 1, 2017 and recorded a discrete tax benefit of $5.1 million during the three months ended July 31, 2017 as a result of this guidance.
Revenue recognition. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," (ASU 2014-09) which is a comprehensive new revenue recognition model that requires

4	Q1 FY2018 Form 10-Q | H&R Block, Inc.

an entity to recognize the amount of revenue which reflects the consideration it expects to receive in exchange for the transfer of the promised goods or services to customers. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract, and clarifies guidance for multiple-element arrangements. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on May 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method.
We have substantially completed our evaluation of the impact of ASU 2014-09 on our United States (U.S.) assisted tax preparation fees and revenues from POM, and based on the preliminary results of our evaluation, we do not expect the application of this guidance to have a material impact on the recognition of revenue related to these services. Changes to our client agreements or service design before adoption of the new standard could change our preliminary conclusions. We are still evaluating the impact of this guidance as it relates to other revenue streams, as well as certain associated expenses. Depending on the results of our review, there could be changes to the classification and timing of recognition of revenues and expenses related to other revenue streams. We are continuing our assessment, including evaluating the standard's impact on our internal controls and selecting a transition method for adoption.
NOTE 2: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income or loss from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 2.8 million shares for the three months ended July 31, 2017, and 4.7 million shares for the three months ended July 31, 2016, as the effect would be antidilutive due to the net loss from continuing operations during those periods.
The computations of basic and diluted loss per share from continuing operations are as follows:

(in 000s, except per share amounts)
Three months ended July 31,	2017	2016
Net loss from continuing operations attributable to shareholders	$(127,818)	$(121,026)
Amounts allocated to participating securities	(160)	(124)
Net loss from continuing operations attributable to common shareholders	$(127,978)	$(121,150)

Basic weighted average common shares	207,935	220,484
Potential dilutive shares	—	—
Dilutive weighted average common shares	207,935	220,484

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.62)	$(0.55)
Diluted	(0.62)	(0.55)

The weighted average shares outstanding for the three months ended July 31, 2017 decreased to 207.9 million from 220.5 million for the three months ended July 31, 2016, primarily due to share repurchases completed in the prior year. We did not repurchase any shares during the three months ended July 31, 2017. During the three months ended July 31, 2016, we purchased and immediately retired 2.0 million shares at an aggregate cost of $48.6 million (average price of $23.84 per share).
STOCK-BASED COMPENSATION – During the three months ended July 31, 2017, we acquired 0.2 million shares of our common stock at an aggregate cost of $7.5 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the three months ended July 31, 2016, we acquired 0.2 million shares at an aggregate cost of $5.6 million for similar purposes.

H&R Block, Inc. | Q1 FY2018 Form 10-Q	5

During the three months ended July 31, 2017 and 2016, we issued 2.1 million and 0.9 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the three months ended July 31, 2017, we granted equity awards equivalent to 0.6 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Nonvested units generally either vest over a three-year period with one-third vesting each year or cliff vest at the end of a three-year period, although the Compensation Committee may in limited circumstances approve grants with a modified vesting schedule. Stock-based compensation expense of our continuing operations totaled $4.8 million for the three months ended July 31, 2017, and $5.5 million for the three months ended July 31, 2016. As of July 31, 2017, unrecognized compensation cost for stock options totaled $0.1 million, and for nonvested shares and units totaled $40.3 million.
NOTE 3: RECEIVABLES
Receivables consist of the following:

(in 000s)
As of	July 31, 2017		July 31, 2016		April 30, 2017
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$37,838	$40,111	$47,905	$46,461	$39,911	$36,614
Receivables for tax preparation and related fees	39,031	6,316	39,115	5,528	54,506	6,316
Instant Cash Back® receivables	4,338	—	4,515	—	37,150	—
H&R Block Emerald Advance® lines of credit	21,755	9,711	24,857	111	26,325	5,069
Software receivables from retailers	8,178	—	4,696	—	16,715	—
Royalties and other receivables from franchisees	6,776	796	6,885	—	13,275	1,585
Other	28,012	4,011	31,833	4,414	30,189	3,314
	145,928	60,945	159,806	56,514	218,071	52,898
Allowance for doubtful accounts	(54,924)	—	(56,381)	—	(55,296)	—
	$91,004	$60,945	$103,425	$56,514	$162,775	$52,898

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances as of July 31, 2017 and 2016 and April 30, 2017, consisted of $25.1 million, $31.5 million and $27.0 million, respectively, in revolving lines of credit primarily for the purpose of funding off-season working capital needs and $52.9 million, $62.8 million and $49.5 million, respectively, in term loans made primarily to finance the purchase of franchises.
As of July 31, 2017 and 2016 and April 30, 2017, loans with a principal balance of $0.9 million, $2.2 million and $0.1 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status.
INSTANT CASH BACK® PROGRAM – Refunds advanced under the Instant Cash Back® program in Canada are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. Instant Cash Back® amounts are generally received within 60 days of filing the client's return. As of July 31, 2017 and 2016 and April 30, 2017, $1.2 million, $0.6 million and $1.5 million of Instant Cash Back® balances were more than 60 days old, respectively.

6	Q1 FY2018 Form 10-Q | H&R Block, Inc.

H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT (EAs) – We review the credit quality of our purchased participation interests in EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of July 31, 2017, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2017	$9,346
2016 and prior	6,898
Revolving loans	15,222
$31,466

As of July 31, 2017 and 2016 and April 30, 2017, $28.1 million, $21.4 million and $28.0 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.
ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our EA and all other short-term receivables for the three months ended July 31, 2017 and 2016 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2017	$10,123	$45,173	$55,296
Provision	—	2,459	2,459
Charge-offs, net of recoveries	—	(2,831)	(2,831)
Balances as of July 31, 2017	$10,123	$44,801	$54,924

Balances as of May 1, 2016	$9,007	$48,004	$57,011
Provision	451	966	1,417
Charge-offs, net of recoveries	—	(2,047)	(2,047)
Balances as of July 31, 2016	$9,458	$46,923	$56,381

NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended July 31, 2017 and 2016 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2017	$523,504	$(32,297)	$491,207
Acquisitions	252	—	252
Disposals and foreign currency changes, net	2,532	—	2,532
Impairments	—	—	—
Balances as of July 31, 2017	$526,288	$(32,297)	$493,991

Balances as of April 30, 2016	$503,054	$(32,297)	$470,757
Acquisitions	23	—	23
Disposals and foreign currency changes, net	162	—	162
Impairments	—	—	—
Balances as of July 31, 2016	$503,239	$(32,297)	$470,942

We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block, Inc. | Q1 FY2018 Form 10-Q	7

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of July 31, 2017:
Reacquired franchise rights	$331,371	$(96,600)	$234,771
Customer relationships	235,413	(140,881)	94,532
Internally-developed software	143,206	(112,894)	30,312
Noncompete agreements	32,498	(28,143)	4,355
Franchise agreements	19,201	(11,094)	8,107
Purchased technology	54,700	(33,444)	21,256
Acquired assets pending final allocation (1)	639	—	639
	$817,028	$(423,056)	$393,972
As of July 31, 2016:
Reacquired franchise rights	$319,545	$(72,977)	$246,568
Customer relationships	206,606	(110,696)	95,910
Internally-developed software	132,897	(99,873)	33,024
Noncompete agreements	31,492	(26,045)	5,447
Franchise agreements	19,201	(9,814)	9,387
Purchased technology	54,700	(27,425)	27,275
Acquired assets pending final allocation (1)	2,298	—	2,298
	$766,739	$(346,830)	$419,909
As of April 30, 2017:
Reacquired franchise rights	$331,150	$(90,877)	$240,273
Customer relationships	234,603	(133,207)	101,396
Internally-developed software	139,709	(108,379)	31,330
Noncompete agreements	32,408	(27,559)	4,849
Franchise agreements	19,201	(10,774)	8,427
Purchased technology	54,700	(31,973)	22,727
Acquired assets pending final allocation (1)	362	—	362
	$812,133	$(402,769)	$409,364

(1)    Represents business acquisitions for which final purchase price allocations have not yet been determined.
Amortization of intangible assets for the three months ended July 31, 2017 and 2016 was $19.2 million and $18.0 million, respectively. Estimated amortization of intangible assets for fiscal years 2018, 2019, 2020, 2021 and 2022 is $75.8 million, $61.0 million, $44.7 million, $30.5 million and $20.2 million, respectively.

8	Q1 FY2018 Form 10-Q | H&R Block, Inc.

NOTE 5: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	July 31, 2017	July 31, 2016	April 30, 2017
Senior Notes, 4.125%, due October 2020	$650,000	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000	350,000
Capital lease obligation	6,368	7,229	6,610
Debt issuance costs and discounts	(11,954)	(14,575)	(12,612)
	1,494,414	1,492,654	1,493,998
Less: Current portion	(992)	(864)	(981)
	$1,493,422	$1,491,790	$1,493,017

On September 22, 2016, we entered into a First Amended and Restated Credit and Guarantee Agreement (2016 CLOC). The 2016 CLOC provides for an unsecured senior revolving credit facility in the aggregate principal amount of $2.0 billion, which includes a $200.0 million sublimit for swingline loans and a $50.0 million sublimit for standby letters of credit. We may request increases in the aggregate principal amount of the revolving credit facility of up to $500.0 million, subject to obtaining commitments from lenders and meeting certain other conditions. The 2016 CLOC will mature on September 22, 2021, unless extended pursuant to the terms of the 2016 CLOC, at which time all outstanding amounts thereunder will be due and payable. The 2016 CLOC includes an annual facility fee, which will vary depending on our then current credit ratings.
The 2016 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2016 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2016 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of July 31, 2017.
We had no outstanding balance under the 2016 CLOC as of July 31, 2017, and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.6 billion as of July 31, 2017.

H&R Block, Inc. | Q1 FY2018 Form 10-Q	9

NOTE 6: FAIR VALUE
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	July 31, 2017		July 31, 2016		April 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$551,566	$551,566	$306,871	$306,871	$1,011,331	$1,011,331
Cash and cash equivalents - restricted	116,594	116,594	122,025	122,025	106,208	106,208
Receivables, net - short-term	91,004	91,004	103,425	103,425	162,775	162,775
Receivables, net - long-term	60,945	60,945	56,514	56,514	52,898	52,898
Liabilities:
Long-term debt (excluding debt issuance costs)	1,502,694	1,595,945	1,502,747	1,606,364	1,502,735	1,569,033
Contingent consideration	9,125	9,125	8,347	8,347	10,428	10,428

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

▪
Receivables, net - long-term - The carrying values for the long-term portion of loans to franchisees approximate fair market value due to variable interest rates, low historical delinquency rates and franchise territories serving as collateral (Level 1). Long-term EA receivables and tax preparation receivables are carried at net realizable value which approximates fair value (Level 3). Net realizable value is determined based on historical collection rates.

▪	Long-term debt - The fair value of our Senior Notes is based on quotes from multiple banks (Level 2).

▪	Contingent consideration - Fair value approximates the carrying amount (Level 3).
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. The Company’s U.S. federal income tax return for 2014 is currently under examination. Our U.S. federal returns for 2013 and 2015 have not been audited and remain open to examination. Our U.S. federal returns for 2012 and all prior periods have been audited by the IRS and are closed. With respect to state and local jurisdictions and countries outside of the United States, we are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of a tax audit is always uncertain, we believe that adequate amounts of tax, interest and penalties have been provided for in the consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
We had gross unrecognized tax benefits of $141.4 million, $106.0 million and $149.9 million as of July 31, 2017 and 2016 and April 30, 2017, respectively. The gross unrecognized tax benefits decreased $8.5 million and $5.5 million during the three months ended July 31, 2017 and 2016, respectively. The decrease in unrecognized tax benefits during the three months ending July 31, 2017 is largely related to favorable audit settlements in various states. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $10.4 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under exam. The portion of unrecognized benefits expected to be cash settled within the next twelve months amounts to $4.2 million and is included in accrued income taxes on

10	Q1 FY2018 Form 10-Q | H&R Block, Inc.

our consolidated balance sheet. The remaining liability for uncertain tax positions is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
Consistent with prior years, our pretax loss for the three months ended July 31, 2017 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is at least more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations. Certain discrete tax adjustments are also reflected in income tax expense for the periods presented.
A discrete income tax benefit of $5.2 million was recorded in the three months ended July 31, 2017, compared to a discrete tax benefit of $6.8 million in the same period of the prior year. The discrete tax benefit recorded in the current period resulted primarily from excess tax benefits recognized on the exercise of employee stock options. The excess tax benefit was recorded as a tax benefit in the income statement due to the adoption of ASU 2016-09 as of May 1, 2017 as discussed in note 1. The discrete tax benefit recorded in the prior year resulted primarily from favorable settlements of state audits.
Our effective tax rate for continuing operations, including the effects of discrete tax items was 37.7% and 40.5% for the three months ended July 31, 2017 and 2016, respectively. Discrete items increased the effective tax rate for the three months ended July 31, 2017 and 2016 by 2.5% and 3.3%, respectively. Due to the loss in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate through our first quarter to be significantly different than the rate for our full fiscal year.
NOTE 8: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
Three months ended July 31,	2017	2016
Mortgage loans and real estate owned, net	$—	$1,537
Interest income	1,362	1,066
Interest and gains on available-for-sale (AFS) securities	82	31
Foreign currency gains (losses), net	131	(21)
Other, net	(355)	28
	$1,220	$2,641

NOTE 9: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our Peace of Mind® Extended Service Plan (POM) for both company-owned and franchise offices, which is included in deferred revenue and other liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Three months ended July 31,	2017	2016
Balance, beginning of the period	$211,223	$204,342
Amounts deferred for new extended service plans issued	1,403	978
Revenue recognized on previous deferrals	(35,534)	(31,650)
Balance, end of the period	$177,092	$173,670

Our liability related to estimated losses under the standard guarantee was $4.5 million, $5.8 million and $6.8 million as of July 31, 2017 and 2016 and April 30, 2017, respectively, and is included as part of our assisted tax preparation services. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Our liability related to acquisitions for estimated contingent consideration was $9.1 million, $8.3 million and $10.4 million as of July 31, 2017 and 2016 and April 30, 2017, respectively, with amounts recorded in deferred revenue and

H&R Block, Inc. | Q1 FY2018 Form 10-Q	11

other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $45.2 million at July 31, 2017, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $20.3 million.
LOSS CONTINGENCIES PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – SCC ceased originating mortgage loans in December 2007 and, in April 2008, sold its servicing assets and discontinued its remaining operations. Mortgage loans originated by SCC were sold either as whole loans to single third-party buyers, who generally securitized such loans, or in the form of residential mortgage-backed securities (RMBSs). In connection with the sale of loans and/or RMBSs, SCC made certain representations and warranties. Claims under these representations and warranties together with any settlement arrangements related to these losses are collectively referred to as “representation and warranty claims.”
SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. SCC’s loss estimate as of July 31, 2017, is based on the best information currently available, management judgment, developments in relevant case law, and the terms of bulk settlements. The liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. A rollforward of SCC’s accrued liability for these loss contingencies is as follows:

(in 000s)
Three months ended July 31,	2017	2016
Balance, beginning of the period	$4,500	$65,265
Loss provisions	—	235
Payments	—	(40,000)
Balance, end of the period	$4,500	$25,500

See note 10, which addresses contingent losses that may be incurred with respect to various indemnification or contribution claims by underwriters, depositors, and securitization trustees in securitization transactions in which SCC participated.
NOTE 10: LITIGATION AND OTHER RELATED CONTINGENCIES
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

12	Q1 FY2018 Form 10-Q | H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of July 31, 2017. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of July 31, 2017 and 2016 and April 30, 2017, our total accrued liabilities were $1.7 million, $2.3 million and $2.3 million, respectively, for matters addressed in this note.
Our aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a loss is believed to be reasonably possible, but a liability has not been accrued. This aggregate range only represents those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of July 31, 2017, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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
LITIGATION, CLAIMS, INCLUDING INDEMNIFICATION AND CONTRIBUTION CLAIMS, OR OTHER LOSS CONTINGENCIES PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC or the Company has been, remains, and may in the future be, subject to litigation, claims, including indemnification and contribution claims, and other loss contingencies pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. These contingencies, claims, and lawsuits include actions by regulators, third parties seeking indemnification or contribution, including depositors, underwriters, and securitization trustees, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these contingencies, claims, and lawsuits allege or may allege discriminatory or unfair and deceptive loan origination and servicing (including debt collection, foreclosure, and eviction) practices, other common law torts, rights to indemnification or contribution, breach of contract, violations of securities laws, and violations of a variety of federal statutes, including the Truth in Lending Act (TILA), Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act (RESPA), Home Ownership & Equity Protection Act (HOEPA), as well as similar state statutes.

H&R Block, Inc. | Q1 FY2018 Form 10-Q	13

It is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters, some of which are beyond the Company's control, and the indeterminate damages sought in some of these matters.
Mortgage loans originated by SCC were sold either as whole loans to single third-party buyers, who generally securitized such loans, or in the form of RMBSs. In connection with the sale of loans and/or RMBSs, SCC made certain representations and warranties. The statute of limitations for a contractual claim to enforce a representation and warranty obligation is generally six years or such shorter limitations period that may apply under the law of a state where the economic injury occurred. On June 11, 2015, the New York Court of Appeals, New York’s highest court, held in ACE Securities Corp. v. DB Structured Products, Inc., that the six-year statute of limitations under New York law starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. This decision applies to claims and lawsuits brought against SCC where New York law governs. New York law governs many, though not all, of the RMBS transactions into which SCC entered. However this decision would not affect representation and warranty claims and lawsuits SCC has received or may receive, for example, where the statute of limitations has been tolled by agreement or a suit was timely filed.
In response to the statute of limitations rulings in the ACE case and similar rulings in other state and federal courts, parties seeking to pursue representation and warranty claims or lawsuits have sought, and may in the future seek, to distinguish certain aspects of the ACE decision, pursue alternate legal theories of recovery, or assert claims against other contractual parties such as securitization trustees. For example, a 2016 ruling by a New York intermediate appellate court, and the federal district court in the second Homeward case described below, allowed a counterparty to pursue litigation on additional loans in the same trust even though only some of the loans complied with the condition precedent of timely pre-suit notice and opportunity to cure or repurchase. Additionally, plaintiffs in litigation to which SCC is not party have alleged breaches of an independent contractual duty to provide notice of material breaches of representations and warranties and pursued separate claims to which, they argue, the statute of limitations ruling in the ACE case does not apply. The impact on SCC from alternative legal theories seeking to avoid or distinguish the ACE decision, or judicial limitations on the ACE decision, is unclear. SCC has not accrued liabilities for claims not subject to a tolling arrangement or not relating back to timely filed litigation.
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

14	Q1 FY2018 Form 10-Q | H&R Block, Inc.

associated with the litigation. On September 30, 2016, the court granted a motion allowing plaintiff to file a second amended complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. SCC filed a motion for reconsideration, which was denied, and also filed a motion for leave to appeal the ruling, which remains pending. On October 6, 2016, plaintiff filed its second amended complaint. In response to a motion filed by SCC, the court dismissed the plaintiff's claim for breach of one of the representations. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. SCC is opposing the motion to intervene, which remains pending. We believe H&R Block, Inc. has meritorious defenses to the extent the court allows any such claims to be asserted. The accrual for representation and warranty claims, as discussed in note 9, is related to some of the loans in this case. We have not concluded that a loss related to this lawsuit is probable, nor have we accrued a liability related to this lawsuit.
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. SCC has received notices of claims for indemnification relating to lawsuits to which underwriters or depositors are party. Based on information currently available to SCC, it believes that the 21 lawsuits in which notice of a claim has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $3.6 billion). Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification or contribution from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the notices received included, and future notices may include, a reservation of rights to assert claims for contribution, which are referred to herein as "contribution claims." Contribution claims may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification or contribution claims is probable, nor have we accrued a liability related to any of these claims.
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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of July 31, 2017, total approximately $315 million and consist primarily of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
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

H&R Block, Inc. | Q1 FY2018 Form 10-Q	15

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
OTHER – We are from time to time a party to litigation, claims and other loss contingencies not discussed herein arising out of our business operations. These matters may include actions by state attorneys general, other state regulators, federal regulators, individual plaintiffs, and cases in which plaintiffs seek to represent others who may be similarly situated.
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended July 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$17,556	$123,094	$(2,848)	$137,802
Cost of revenues	—	7,860	219,970	(115)	227,715
Selling, general and administrative	—	3,206	94,776	(2,733)	95,249
Total operating expenses	—	11,066	314,746	(2,848)	322,964
Other income (expense), net	(132,264)	6,073	(2,418)	129,829	1,220
Interest expense on external borrowings	—	(21,204)	(73)	—	(21,277)
Loss from continuing operations before tax benefit	(132,264)	(8,641)	(194,143)	129,829	(205,219)
Income tax benefit	(1,697)	(4,623)	(71,081)	—	(77,401)
Net loss from continuing operations	(130,567)	(4,018)	(123,062)	129,829	(127,818)
Net loss from discontinued operations	—	(2,748)	(1)	—	(2,749)
Net loss	(130,567)	(6,766)	(123,063)	129,829	(130,567)
Other comprehensive income	2,462	—	2,462	(2,462)	2,462
Comprehensive loss	$(128,105)	$(6,766)	$(120,601)	$127,367	$(128,105)

16	Q1 FY2018 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended July 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$15,504	$109,800	$(119)	$125,185
Cost of revenues	—	8,606	202,599	(119)	211,086
Selling, general and administrative	—	2,480	96,343	—	98,823
Total operating expenses	—	11,086	298,942	(119)	309,909
Other income (expense), net	(124,662)	826	(9,630)	136,107	2,641
Interest expense on external borrowings	—	(21,314)	(152)	—	(21,466)
Loss from continuing operations before tax benefit	(124,662)	(16,070)	(198,924)	136,107	(203,549)
Income tax benefit	(989)	(5,794)	(75,740)	—	(82,523)
Net loss from continuing operations	(123,673)	(10,276)	(123,184)	136,107	(121,026)
Net loss from discontinued operations	—	(2,646)	(1)	—	(2,647)
Net loss	(123,673)	(12,922)	(123,185)	136,107	(123,673)
Other comprehensive loss	(3,571)	—	(3,571)	3,571	(3,571)
Comprehensive loss	$(127,244)	$(12,922)	$(126,756)	$139,678	$(127,244)

H&R Block, Inc. | Q1 FY2018 Form 10-Q	17

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of July 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$7,480	$544,086	$—	$551,566
Cash & cash equivalents - restricted	—	8,069	108,525	—	116,594
Receivables, net	16	54,187	36,801	—	91,004
Prepaid expenses and other current assets	—	2,280	72,496	—	74,776
Total current assets	16	72,016	761,908	—	833,940
Property and equipment, net	—	66	253,189	—	253,255
Intangible assets, net	—	—	393,972	—	393,972
Goodwill	—	—	493,991	—	493,991
Deferred tax assets and income taxes receivable	5,587	32,047	16,714	—	54,348
Investments in subsidiaries	2,037,691	—	106,948	(2,144,639)	—
Amounts due from affiliates	—	1,477,940	2,227,052	(3,704,992)	—
Other noncurrent assets	—	60,242	42,500	—	102,742
Total assets	$2,043,294	$1,642,311	$4,296,274	$(5,849,631)	$2,132,248

Accounts payable and accrued expenses	$2,246	$6,870	$152,635	$—	$161,751
Accrued salaries, wages and payroll taxes	—	1,070	33,993	—	35,063
Accrued income taxes and reserves for uncertain tax positions	—	—	176,909	—	176,909
Current portion of long-term debt	—	—	992	—	992
Deferred revenue and other current liabilities	—	30,412	157,379	—	187,791
Total current liabilities	2,246	38,352	521,908	—	562,506
Long-term debt and line of credit borrowings	—	1,488,046	5,376	—	1,493,422
Reserves for uncertain tax positions	28,324	8,037	122,872	—	159,233
Deferred revenue and other noncurrent liabilities	—	928	130,487	—	131,415
Amounts due to affiliates	2,227,052	—	1,477,940	(3,704,992)	—
Total liabilities	2,257,622	1,535,363	2,258,583	(3,704,992)	2,346,576
Stockholders' equity (deficiency)	(214,328)	106,948	2,037,691	(2,144,639)	(214,328)
Total liabilities and stockholders' equity	$2,043,294	$1,642,311	$4,296,274	$(5,849,631)	$2,132,248

18	Q1 FY2018 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of July 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$3,902	$302,969	$—	$306,871
Cash & cash equivalents - restricted	—	29,000	93,025	—	122,025
Receivables, net	—	72,865	30,560	—	103,425
Prepaid expenses and other current assets	—	7,114	68,938	—	76,052
Total current assets	—	112,881	495,492	—	608,373
Mortgage loans held for investment, net	—	192,375	—	—	192,375
Property and equipment, net	—	116	283,998	—	284,114
Intangible assets, net	—	—	419,909	—	419,909
Goodwill	—	—	470,942	—	470,942
Deferred tax assets and income taxes receivable	—	60,312	30,186	—	90,498
Investments in subsidiaries	1,611,887	—	96,216	(1,708,103)	—
Amounts due from affiliates	—	1,282,286	1,794,655	(3,076,941)	—
Other noncurrent assets	—	58,311	39,020	—	97,331
Total assets	$1,611,887	$1,706,281	$3,630,418	$(4,785,044)	$2,163,542

Accounts payable and accrued expenses	$10,551	$7,671	$138,863	$—	$157,085
Accrued salaries, wages and payroll taxes	—	1,889	41,627	—	43,516
Accrued income taxes and reserves for uncertain tax positions	—	52,976	163,414	—	216,390
Current portion of long-term debt	—	—	864	—	864
Deferred revenue and other current liabilities	—	52,420	138,884	—	191,304
Total current liabilities	10,551	114,956	483,652	—	609,159
Long-term debt and line of credit borrowings	—	1,485,426	6,364	—	1,491,790
Reserves for uncertain tax positions	6,488	8,577	101,644	—	116,709
Deferred revenue and other noncurrent liabilities	—	1,106	144,585	—	145,691
Amounts due to affiliates	1,794,655	—	1,282,286	(3,076,941)	—
Total liabilities	1,811,694	1,610,065	2,018,531	(3,076,941)	2,363,349
Stockholders' equity (deficiency)	(199,807)	96,216	1,611,887	(1,708,103)	(199,807)
Total liabilities and stockholders' equity	$1,611,887	$1,706,281	$3,630,418	$(4,785,044)	$2,163,542

H&R Block, Inc. | Q1 FY2018 Form 10-Q	19

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,486	$1,006,845	$—	$1,011,331
Cash & cash equivalents - restricted	—	8,060	98,148	—	106,208
Receivables, net	—	61,250	101,525	—	162,775
Prepaid expenses and other current assets	—	2,280	63,445	—	65,725
Total current assets	—	76,076	1,269,963	—	1,346,039
Property and equipment, net	—	78	263,749	—	263,827
Intangible assets, net	—	—	409,364	—	409,364
Goodwill	—	—	491,207	—	491,207
Deferred tax assets and income taxes receivable	5,587	30,743	47,398	—	83,728
Investments in subsidiaries	2,158,234	—	113,714	(2,271,948)	—
Amounts due from affiliates	—	1,493,195	2,194,294	(3,687,489)	—
Other noncurrent assets	—	51,829	48,114	—	99,943
Total assets	$2,163,821	$1,651,921	$4,837,803	$(5,959,437)	$2,694,108

Accounts payable and accrued expenses	$2,086	$14,218	$200,724	$—	$217,028
Accrued salaries, wages and payroll taxes	—	851	183,005	—	183,856
Accrued income taxes and reserves for uncertain tax positions	—	—	348,199	—	348,199
Current portion of long-term debt	—	—	981	—	981
Deferred revenue and other current liabilities	—	26,759	162,457	—	189,216
Total current liabilities	2,086	41,828	895,366	—	939,280
Long-term debt and line of credit borrowings	—	1,487,389	5,628	—	1,493,017
Reserves for uncertain tax positions	28,324	8,037	122,724	—	159,085
Deferred revenue and other noncurrent liabilities	—	953	162,656	—	163,609
Amounts due to affiliates	2,194,294	—	1,493,195	(3,687,489)	—
Total liabilities	2,224,704	1,538,207	2,679,569	(3,687,489)	2,754,991
Stockholders' equity (deficiency)	(60,883)	113,714	2,158,234	(2,271,948)	(60,883)
Total liabilities and stockholders' equity	$2,163,821	$1,651,921	$4,837,803	$(5,959,437)	$2,694,108

20	Q1 FY2018 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Three months ended July 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$—	$(9,721)	$(399,394)	$—	$(409,115)
Cash flows from investing:
Capital expenditures	—	(2)	(13,092)	—	(13,094)
Payments made for business acquisitions, net of cash acquired	—	—	(1,440)	—	(1,440)
Loans made to franchisees	—	(4,527)	—	—	(4,527)
Repayments from franchisees	—	4,524	203	—	4,727
Intercompany borrowings (payments)	—	13,952	(29,995)	16,043	—
Other, net	—	(1,223)	2,594	—	1,371
Net cash provided by (used in) investing activities	—	12,724	(41,730)	16,043	(12,963)
Cash flows from financing:
Dividends paid	(49,905)	—	—	—	(49,905)
Repurchase of common stock, including shares surrendered	(7,508)	—	—	—	(7,508)
Proceeds from exercise of stock options	27,418	—	—	—	27,418
Intercompany borrowings (payments)	29,995	—	(13,952)	(16,043)	—
Other, net	—	—	2,545	—	2,545
Net cash provided by financing activities	—	—	(11,407)	(16,043)	(27,450)
Effects of exchange rates on cash	—	—	149	—	149
Net decrease in cash, cash equivalents and restricted cash	—	3,003	(452,382)	—	(449,379)
Cash, cash equivalents and restricted cash, beginning of period	—	12,546	1,104,993	—	1,117,539
Cash, cash equivalents and restricted cash, end of period	$—	$15,549	$652,611	$—	$668,160

H&R Block, Inc. | Q1 FY2018 Form 10-Q	21

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Three months ended July 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities:	$—	$(57,943)	$(400,021)	$—	$(457,964)
Cash flows from investing:
Principal payments on mortgage loans and sale of real estate owned, net	—	9,573	—	—	9,573
Capital expenditures	—	(5)	(6,241)	—	(6,246)
Payments made for business acquisitions, net of cash acquired	—	—	(1,635)	—	(1,635)
Loans made to franchisees	—	(2,202)	(17)	—	(2,219)
Repayments from franchisees	—	6,305	168	—	6,473
Intercompany borrowings (payments)	—	40,217	(92,187)	51,970	—
Other, net	—	(1,072)	204	—	(868)
Net cash provided by (used in) investing activities	—	52,816	(99,708)	51,970	5,078
Cash flows from financing:
Dividends paid	(48,514)	—	—	—	(48,514)
Repurchase of common stock, including shares surrendered	(45,312)	—	—	—	(45,312)
Proceeds from exercise of stock options	1,639	—	—	—	1,639
Intercompany borrowings (payments)	92,187	—	(40,217)	(51,970)	—
Other, net	—	—	(24,779)	—	(24,779)
Net cash used in financing activities	—	—	(64,996)	(51,970)	(116,966)
Effects of exchange rates on cash	—	—	(2,163)	—	(2,163)
Net decrease in cash, cash equivalents and restricted cash	—	(5,127)	(566,888)	—	(572,015)
Cash, cash equivalents and restricted cash, beginning of period	—	38,029	962,882	—	1,000,911
Cash, cash equivalents and restricted cash, end of period	$—	$32,902	$395,994	$—	$428,896

22	Q1 FY2018 Form 10-Q | H&R Block, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide assisted and do-it-yourself (DIY) tax return preparation solutions through multiple channels (including in-person, online and mobile applications, and desktop software) and distribute H&R Block-branded financial products and services, including those of our financial partners to the general public primarily in the U.S., Canada, Australia, and their respective territories. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or virtually via the internet) or prepared and filed by our clients through our DIY tax solutions. We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation and related services seamlessly.

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended July 31,	2017	2016	$ Change	% Change
Revenues:
U.S. assisted tax preparation fees	$29,963	$25,429	$4,534	17.8%
U.S. royalties	6,967	6,525	442	6.8%
U.S. DIY tax preparation fees	3,226	2,914	312	10.7%
International revenues	40,417	38,875	1,542	4.0%
Revenues from Refund Transfers	2,816	3,234	(418)	(12.9)%
Revenues from Emerald Card®	14,987	13,065	1,922	14.7%
Revenues from Peace of Mind® Extended Service Plan	31,943	27,031	4,912	18.2%
Interest and fee income on Emerald Advance	664	804	(140)	(17.4)%
Other	6,819	7,308	(489)	(6.7)%
Total revenues	137,802	125,185	12,617	10.1%

Compensation and benefits:
Field wages	48,123	45,043	3,080	6.8%
Other wages	43,197	42,100	1,097	2.6%
Benefits and other compensation	20,645	22,734	(2,089)	(9.2)%
	111,965	109,877	2,088	1.9%
Occupancy and equipment	98,199	94,371	3,828	4.1%
Marketing and advertising	7,104	7,561	(457)	(6.0)%
Depreciation and amortization	43,598	41,282	2,316	5.6%
Bad debt	2,459	1,417	1,042	73.5%
Supplies	2,734	2,077	657	31.6%
Other	56,905	53,324	3,581	6.7%
Total operating expenses	322,964	309,909	13,055	4.2%
Other income (expense), net	1,220	2,641	(1,421)	(53.8)%
Interest expense on borrowings	(21,277)	(21,466)	189	0.9%
Pretax loss	(205,219)	(203,549)	(1,670)	(0.8)%
Income tax benefit	(77,401)	(82,523)	(5,122)	(6.2)%
Net loss from continuing operations	(127,818)	(121,026)	(6,792)	(5.6)%
Net loss from discontinued operations	(2,749)	(2,647)	(102)	(3.9)%
Net loss	$(130,567)	$(123,673)	$(6,894)	(5.6)%

Basic and diluted loss per share:
Continuing operations	$(0.62)	$(0.55)	$(0.07)	(12.7)%
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$(0.63)	$(0.56)	$(0.07)	(12.5)%

EBITDA from continuing operations (1)	$(140,344)	$(140,801)	$457	0.3%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | Q1 FY2018 Form 10-Q	23

Three months ended July 31, 2017 compared to July 31, 2016
Revenues increased $12.6 million, or 10.1%, from the prior year. U.S. assisted tax preparation fees increased $4.5 million, or 17.8%, primarily due to higher off-season tax return volumes, coupled with a favorable change in net average charge and mix.
International revenues increased $1.5 million, or 4.0%, primarily due to higher volumes of tax returns in our Australian operations, which was partially offset by lower volumes in our Canadian operations.
Revenues from H&R Block Emerald Card® transactions increased $1.9 million, or 14.7%, primarily due to fees and interchange income.
Revenues from POM increased $4.9 million, or 18.2%, due to an increase in units sold in prior years and changes in the timing of forecasted claims.
Total operating expenses increased $13.1 million, or 4.2%, from the prior year. Compensation and benefits increased $2.1 million, or 1.9%, primarily due to additional wages related to acquired offices as well as inflationary increases in corporate support wages. Occupancy and equipment costs increased $3.8 million, or 4.1%, primarily due to higher rent rates and an increase in the number of company-owned tax offices due to the acquisition of franchisees. Depreciation and amortization expense increased $2.3 million, or 5.6%, primarily due to acquisitions of franchisee and competitor businesses.
Other expenses increased $3.6 million, or 6.7%. The components of other expenses are as follows:

Three months ended July 31,	2017	2016	$ Change	% Change
Consulting and outsourced services	$18,505	$18,514	$(9)	—%
Bank partner fees	1,633	1,770	(137)	(7.7)%
Client claims and refunds	15,165	13,686	1,479	10.8%
Employee travel and related expenses	6,077	3,797	2,280	60.0%
Credit card/bank charges	4,582	2,378	2,204	92.7%
Insurance	3,289	4,439	(1,150)	(25.9)%
Legal fees and settlements	2,147	2,702	(555)	(20.5)%
Other	5,507	6,038	(531)	(8.8)%
	$56,905	$53,324	$3,581	6.7%

Other income (expense), net decreased $1.4 million primarily due to the sale of our mortgage loan portfolio in the prior year.
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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of July 31, 2017 are sufficient to meet our operating, investing and financing needs.

24	Q1 FY2018 Form 10-Q | H&R Block, Inc.

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the three months ended July 31, 2017 and 2016. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Three months ended July 31,	2017	2016
Net cash provided by (used in):
Operating activities	$(409,115)	$(457,964)
Investing activities	(12,963)	5,078
Financing activities	(27,450)	(116,966)
Effects of exchange rates on cash	149	(2,163)
Net change in cash, cash equivalents and restricted cash	$(449,379)	$(572,015)

Operating Activities. Cash used in operations decreased, primarily due to prior year settlement payments related to representation and warranty claims.
Investing Activities. Cash used in investing activities totaled $13.0 million for the three months ended July 31, 2017 compared to cash provided of $5.1 million in the prior year period. This change resulted from cash received from our portfolio of mortgage loans in the prior year, which was subsequently sold, and an increase in capital expenditures.
Financing Activities. Cash used in financing activities totaled $27.5 million for the three months ended July 31, 2017 compared to $117.0 million in the prior year period. This decline resulted primarily from lower share repurchase activity and higher proceeds from the exercise of stock options in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $49.9 million and $48.5 million for the three months ended July 31, 2017 and 2016, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Capital Investment. Our business is not capital intensive. Capital expenditures totaled $13.1 million and $6.2 million for the three months ended July 31, 2017 and 2016, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire franchisee and competitor businesses totaling $1.4 million and $1.6 million for the three months ended July 31, 2017 and 2016, respectively.
FINANCING RESOURCES – Our 2016 CLOC has capacity up to $2.0 billion, and is scheduled to expire in September 2021. Proceeds under the 2016 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with our 2016 CLOC covenants and had no outstanding balance under the 2016 CLOC as of July 31, 2017. Amounts available to borrow under the 2016 CLOC were limited by the debt-to-EBITDA covenant to approximately approximately $1.6 billion as of July 31, 2017. See Item 1, note 5 to the consolidated financial statements for discussion of the Senior Notes and our 2016 CLOC.
The following table provides ratings for debt issued by Block Financial as of July 31, 2017 and April 30, 2017:

As of	July 31, 2017			April 30, 2017
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Negative
There have been no material changes in our borrowings from those reported as of April 30, 2017 in our Annual Report on Form 10-K.

H&R Block, Inc. | Q1 FY2018 Form 10-Q	25

CASH AND OTHER ASSETS – As of July 31, 2017, we held cash and cash equivalents of $551.6 million, including $67.6 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There was one forward contract outstanding as of July 31, 2017, which had a book value of $0.1 million.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an increase of $0.1 million during the three months ended July 31, 2017 compared to a decrease of $2.2 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – There have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2017 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT – On July 10, 2017, the Consumer Financial Protection Bureau (CFPB) issued a final rule that, among other things, will prohibit the use of class action waivers in pre-dispute arbitration clauses in connection with a broad range of consumer financial products and services. The rule is scheduled to become effective September 18, 2017, with a compliance deadline of March 19, 2018. The final rule may be subject to a variety of legal and other challenges including by Congress, through private litigation, and other means, which may limit or even eliminate the rule. If the final rule becomes effective, it would increase the risk of class action litigation involving the consumer financial products and services we offer, which could be costly and could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. We are continuing to assess the impact of this rule on the consumer financial products and services we offer and our consolidated financial statements.
There have been no other material changes in our regulatory environment from what was reported as of April 30, 2017 in our Annual Report on Form 10-K.
NON-GAAP FINANCIAL INFORMATION
Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Because these measures are not measures of financial performance under GAAP and are susceptible to varying calculations, they may not be comparable to similarly titled measures for other companies.
We consider our non-GAAP financial measures to be performance measures and a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business.
We may consider whether significant items that arise in the future should be excluded from our non-GAAP financial measures.
We measure the performance of our business using a variety of metrics, including earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations. We also use EBITDA from continuing operations and pretax income of continuing operations, each subject to permitted adjustments, as performance metrics in incentive compensation calculations for our employees.

26	Q1 FY2018 Form 10-Q | H&R Block, Inc.

The following is a reconciliation of EBITDA from continuing operations to net loss:

		(in 000s)
Three months ended July 31,	2017	2016
Net loss - as reported	$(130,567)	$(123,673)
Discontinued operations, net	2,749	2,647
Net loss from continuing operations - as reported	(127,818)	(121,026)
Add back:
Income taxes of continuing operations	(77,401)	(82,523)
Interest expense of continuing operations	21,277	21,466
Depreciation and amortization of continuing operations	43,598	41,282
	(12,526)	(19,775)
EBITDA from continuing operations	$(140,344)	$(140,801)

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
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended April 30, 2017 and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2017 in our Annual Report on Form 10-K.
ITEM 4.     CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES – As of the end of the period covered by this Form 10-Q, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and Chief Financial

H&R Block, Inc. | Q1 FY2018 Form 10-Q	27

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
ITEM 1A.    RISK FACTORS
Except as described in Part, I, Item 2, Regulatory Environment, there have been no material changes in our risk factors from those reported at April 30, 2017 in our Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2018 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	4	$24.67	—	$1,183,190
June 1 - June 30	237	$30.91	—	$1,183,190
July 1 - July 31	3	$31.04	—	$1,183,190
	244	$30.81	—

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
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1
Form of 2013 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 19, 2017, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed June 23, 2017, file number 1-06089, is incorporated herein by reference.

10.2
Form of 2013 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 19, 2017, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed June 23, 2017, file number 1-06089, is incorporated herein by reference.

10.3
Form of 2013 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 19, 2017, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed June 23, 2017, file number 1-06089, is incorporated herein by reference.

28	Q1 FY2018 Form 10-Q | H&R Block, Inc.

10.4
Form of 2013 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, as approved on June 19, 2017, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed June 23, 2017, file number 1-06089, is incorporated herein by reference.

10.5
Alternate Form of 2013 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 19, 2017, filed as Exhibit 10.5 to the Company’s current report on Form 8-K filed June 23, 2017, file number 1-06089, is incorporated herein by reference.

10.6
Alternate Form of 2013 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 19, 2017, filed as Exhibit 10.6 to the Company’s current report on Form 8-K filed June 23, 2017, file number 1-06089, is incorporated herein by reference.

10.7
Alternate Form of 2013 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 19, 2017, filed as Exhibit 10.7 to the Company’s current report on Form 8-K filed June 23, 2017, file number 1-06089, is incorporated herein by reference.

10.8	First Amendment to Program Management Agreement dated as of July 27, 2017, by and between Emerald Financial Services, LLC and BofI Federal Bank.

10.9
Employment Agreement dated August 21, 2017, between H&R Block, Inc., HRB Professional Resources LLC, and Jeffrey J. Jones II, including the 2013 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options for the Initial Option attached as Exhibit A, and the 2013 Long Term Incentive Plan Award Agreement for Restricted Share Units for the Initial RSU Agreement attached as Exhibit B, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed August 22, 2017, file number 1-06089, is incorporated herein by reference.

10.10
Form of 2013 Long Term Incentive Plan Award Agreement for Market Stock Units between H&R Block, Inc. and Jeffrey J. Jones II, dated as of August 21, 2017, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed August 22, 2017, file number 1-06089, is incorporated herein by reference.

10.11
Form of 2013 Long Term Incentive Plan Award Agreement for Performance Share Units, between H&R Block, Inc. and Jeffrey J. Jones II, dated as of August 21, 2017, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed August 22, 2017, file number 1-06089, is incorporated herein by reference.

10.12
Form of 2013 Long Term Incentive Plan Award Agreement for Restricted Share Units, between H&R Block, Inc. and Jeffrey J. Jones II, dated as of August 21, 2017, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed August 22, 2017, file number 1-06089, is incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges for H&R Block, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges for Block Financial LLC.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

H&R Block, Inc. | Q1 FY2018 Form 10-Q	29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Thomas A. Gerke
Thomas A. Gerke
President and Chief Executive Officer
September 1, 2017

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
September 1, 2017

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
September 1, 2017

30	Q1 FY2018 Form 10-Q | H&R Block, Inc.