Form 10-Q
period 2017-10-31
H&R BLOCK INC
filed 2017-12-07
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on November 30, 2017: 209,068,915 shares.

Form 10-Q for the Period Ended October 31, 2017

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS			(unaudited, in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2017	2016	2017	2016

REVENUES:
Service revenues	$127,923	$118,940	$252,618	$231,324
Royalty, product and other revenues	12,931	12,392	26,038	25,193
	140,854	131,332	278,656	256,517
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	65,884	57,728	121,476	110,083
Occupancy and equipment	105,304	99,067	203,771	193,492
Provision for bad debt	1,779	(131)	4,238	1,286
Depreciation and amortization	29,729	29,911	58,345	57,378
Other	37,323	39,127	79,904	74,549
	240,019	225,702	467,734	436,788
Selling, general and administrative:
Marketing and advertising	11,562	12,001	18,666	19,562
Compensation and benefits	62,138	58,293	118,511	115,815
Depreciation and amortization	15,063	15,839	30,045	29,654
Other selling, general and administrative	28,083	27,519	44,873	47,444
	116,846	113,652	212,095	212,475
Total operating expenses	356,865	339,354	679,829	649,263

Other income (expense), net	1,011	2,173	2,231	4,814
Interest expense on borrowings	(21,265)	(22,620)	(42,542)	(44,086)
Loss from continuing operations before income tax benefit	(236,265)	(228,469)	(441,484)	(432,018)
Income tax benefit	(87,953)	(85,054)	(165,354)	(167,577)
Net loss from continuing operations	(148,312)	(143,415)	(276,130)	(264,441)
Net loss from discontinued operations, net of tax benefits of $3,067 and $1,644, $4,672 and $3,201	(5,254)	(2,805)	(8,003)	(5,452)
NET LOSS	$(153,566)	$(146,220)	$(284,133)	$(269,893)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.71)	$(0.67)	$(1.33)	$(1.21)
Discontinued operations	(0.03)	(0.01)	(0.03)	(0.03)
Consolidated	$(0.74)	$(0.68)	$(1.36)	$(1.24)

DIVIDENDS DECLARED PER SHARE	$0.24	$0.22	$0.48	$0.44

COMPREHENSIVE LOSS:
Net loss	$(153,566)	$(146,220)	$(284,133)	$(269,893)
Unrealized gains (losses) on securities, net of taxes
Unrealized holding gains (losses) arising during the period, net of tax benefits of $ - , $ - , $ - and $6	(1)	—	1	(11)
Change in foreign currency translation adjustments	(1,384)	(2,318)	1,076	(5,878)
Other comprehensive income (loss)	(1,385)	(2,318)	1,077	(5,889)
Comprehensive loss	$(154,951)	$(148,538)	$(283,056)	$(275,782)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2018 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	October 31, 2017	October 31, 2016	April 30, 2017

ASSETS
Cash and cash equivalents	$180,997	$232,510	$1,011,331
Cash and cash equivalents - restricted	100,665	109,538	106,208
Receivables, less allowance for doubtful accounts of $55,265, $56,062 and $55,296	77,750	104,764	162,775
Prepaid expenses and other current assets	85,204	73,555	65,725
Mortgage loans held for sale, net of allowance for loan losses of $5,484	—	183,107	—
Total current assets	444,616	703,474	1,346,039
Property and equipment, at cost, less accumulated depreciation and amortization of $728,811, $647,689 and $678,161	262,226	293,060	263,827
Intangible assets, net	406,440	433,135	409,364
Goodwill	493,059	477,360	491,207
Deferred tax assets and income taxes receivable	9,205	81,755	83,728
Other noncurrent assets	101,015	93,394	99,943
Total assets	$1,716,561	$2,082,178	$2,694,108
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$114,875	$139,808	$217,028
Accrued salaries, wages and payroll taxes	42,897	40,754	183,856
Accrued income taxes and reserves for uncertain tax positions	43,879	68,832	348,199
Current portion of long-term debt	1,004	903	981
Deferred revenue and other current liabilities	190,522	184,560	189,216
Total current liabilities	393,177	434,857	939,280
Long-term debt and line of credit borrowings	1,493,828	1,967,206	1,493,017
Reserves for uncertain tax positions	138,024	117,553	159,085
Deferred revenue and other noncurrent liabilities	104,305	120,033	163,609
Total liabilities	2,129,334	2,639,649	2,754,991
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 246,198,878, 250,578,382 and 246,198,878	2,462	2,506	2,462
Additional paid-in capital	753,423	751,229	754,912
Accumulated other comprehensive loss	(14,222)	(17,122)	(15,299)
Retained deficit	(433,556)	(538,242)	(48,206)
Less treasury shares, at cost, of 37,130,454, 39,085,220 and 39,027,573	(720,880)	(755,842)	(754,752)
Total stockholders' equity (deficiency)	(412,773)	(557,471)	(60,883)
Total liabilities and stockholders' equity	$1,716,561	$2,082,178	$2,694,108

See accompanying notes to consolidated financial statements.

2	Q2 FY2018 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Six months ended October 31,	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(284,133)	$(269,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,390	87,032
Provision for bad debt	4,238	1,286
Deferred taxes	58,634	6,489
Stock-based compensation	11,627	12,472
Changes in assets and liabilities, net of acquisitions:
Receivables	77,958	48,653
Prepaid expenses and other current assets	(19,283)	(7,386)
Other noncurrent assets	8,984	7,713
Accounts payable and accrued expenses	(85,846)	(99,378)
Accrued salaries, wages and payroll taxes	(141,491)	(120,672)
Deferred revenue and other current liabilities	3,775	(46,531)
Deferred revenue and other noncurrent liabilities	(60,857)	(52,548)
Income tax receivables, accrued income taxes and income tax reserves	(296,023)	(282,234)
Other, net	(14,430)	(5,379)
Net cash used in operating activities	(648,457)	(720,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales of mortgage loans and real estate owned, net	—	19,009
Capital expenditures	(56,750)	(44,918)
Payments made for business acquisitions, net of cash acquired	(27,522)	(36,151)
Franchise loans funded	(10,939)	(10,171)
Payments received on franchise loans	10,322	14,263
Other, net	5,474	2,177
Net cash used in investing activities	(79,415)	(55,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	—	(50,000)
Proceeds from line of credit borrowings	—	525,000
Dividends paid	(100,082)	(95,971)
Repurchase of common stock, including shares surrendered	(7,581)	(215,511)
Proceeds from exercise of stock options	27,522	1,630
Other, net	(26,717)	(43,734)
Net cash provided by (used in) financing activities	(106,858)	121,414

Effects of exchange rate changes on cash	(1,147)	(4,110)

Net decrease in cash, cash equivalents and restricted cash	(835,877)	(658,863)
Cash, cash equivalents and restricted cash, beginning of period	1,117,539	1,000,911
Cash, cash equivalents and restricted cash, end of period	$281,662	$342,048

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$76,451	$112,339
Interest paid on borrowings	39,902	40,670
Accrued additions to property and equipment	3,874	12,920
Accrued purchase of common stock	—	7,143

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2018 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of October 31, 2017 and 2016, the consolidated statements of operations and comprehensive loss for the three and six months ended October 31, 2017 and 2016, and the consolidated statements of cash flows for the six months ended October 31, 2017 and 2016 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of October 31, 2017 and 2016 and for all periods presented have been made.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
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
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See notes 9 and 10 for additional information on litigation, claims, and other loss contingencies related to our discontinued operations.
NEW ACCOUNTING PRONOUNCEMENTS –
Restricted Cash in Statement of Cash Flows. In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-18, "Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," (ASU 2016-18). This guidance requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end-of-period total amounts shown on the statement of cash flows. This guidance must be applied retrospectively to all periods presented. We adopted ASU 2016-18 effective May 1, 2017. All prior periods have been adjusted to conform to the current period presentation, which resulted in a decrease in cash used in operations of $5.4 million for the six months ended October 31, 2016.
Stock-Based Compensation. In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," (ASU 2016-09). This guidance requires that, among other things: (1) all excess tax benefits and tax deficiencies would be recognized as income tax expense or benefit in the income statement; and (2) excess tax benefits would not be separated from other income tax cash flows and, thus, would be classified along with other cash flows as an operating activity. The transition requirements for this guidance varies by component, but the changes applicable to us were applied prospectively. We adopted ASU 2016-09 effective May 1, 2017. We recorded a discrete tax benefit of $5.2 million related to stock-based compensation during the six months ended October 31, 2017.
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," (ASU 2014-09) which is a comprehensive new revenue recognition model that requires

4	Q2 FY2018 Form 10-Q | H&R Block, Inc.

an entity to recognize the amount of revenue which reflects the consideration it expects to receive in exchange for the transfer of the promised goods or services to customers. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract, and clarifies guidance for multiple-element arrangements. This guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on May 1, 2018. The standard permits the use of either the full retrospective or modified retrospective transition method.
We have substantially completed our evaluation of the impact of ASU 2014-09 on our United States (U.S.) assisted tax preparation fees, U.S. royalties, the online portion of U.S. DIY tax preparation fees, and revenues from Peace of Mind® Extended Service Plan (POM), and based on the preliminary results of our evaluation, we do not expect the application of this guidance to have a material impact on the recognition of revenue related to these services. Changes to our client agreements or service design before adoption of the new standard could change our preliminary conclusions. We are still evaluating the impact of this guidance as it relates to other revenue streams, as well as certain associated expenses. Depending on the results of our review, there could be changes to the classification and timing of recognition of revenues and expenses related to other revenue streams. We currently expect to adopt using the full retrospective transition method, under which we will recast prior periods to comply with this new guidance. We are continuing our assessment, including evaluating the standard's impact on our internal controls.
NOTE 2: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income or loss from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 3.4 million shares for the three and six months ended October 31, 2017, and 4.6 million shares for the three and six months ended October 31, 2016, as the effect would be antidilutive due to the net loss from continuing operations during those periods.
The computations of basic and diluted loss per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2017	2016	2017	2016
Net loss from continuing operations attributable to shareholders	$(148,312)	$(143,415)	$(276,130)	$(264,441)
Amounts allocated to participating securities	(161)	(143)	(321)	(267)
Net loss from continuing operations attributable to common shareholders	$(148,473)	$(143,558)	$(276,451)	$(264,708)

Basic weighted average common shares	209,065	215,535	208,500	218,009
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	209,065	215,535	208,500	218,009

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.71)	$(0.67)	$(1.33)	$(1.21)
Diluted	(0.71)	(0.67)	(1.33)	(1.21)

The weighted average shares outstanding for the three and six months ended October 31, 2017 decreased to 209.1 million and 208.5 million, respectively, from 215.5 million and 218.0 million, respectively, for the three and six months ended October 31, 2016, primarily due to share repurchases completed in the prior year. We did not repurchase any shares during the six months ended October 31, 2017 for retirement. During the six months ended October 31, 2016,

H&R Block, Inc. | Q2 FY2018 Form 10-Q	5

we purchased and immediately retired 9.6 million shares at an aggregate cost of $217.0 million (average price of $22.51 per share).
STOCK-BASED COMPENSATION – During the six months ended October 31, 2017, we acquired 0.2 million shares of our common stock at an aggregate cost of $7.6 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the six months ended October 31, 2016, we acquired 0.2 million shares at an aggregate cost of $5.6 million for similar purposes.
During the six months ended October 31, 2017 and 2016, we issued 2.1 million and 0.9 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the six months ended October 31, 2017, we granted equity awards equivalent to 1.2 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Stock-based compensation expense of our continuing operations totaled $6.8 million and $11.6 million for the three and six months ended October 31, 2017, and $6.9 million and $12.5 million for the three and six months ended October 31, 2016. As of October 31, 2017, unrecognized compensation cost for stock options totaled $1.3 million, and for nonvested shares and units totaled $42.3 million.
NOTE 3: RECEIVABLES
Receivables consist of the following:

(in 000s)
As of	October 31, 2017		October 31, 2016		April 30, 2017
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$37,953	$42,443	$48,772	$46,998	$39,911	$36,614
Receivables for U.S assisted tax preparation and related fees	36,926	6,316	37,303	5,528	54,506	6,316
Instant Cash Back® receivables	2,256	—	2,630	—	37,150	—
H&R Block Emerald Advance® lines of credit	21,218	9,209	23,495	—	26,325	5,069
Software receivables from retailers	484	—	5,596	—	16,715	—
Royalties and other receivables from franchisees	10,198	790	15,348	—	13,275	1,585
Other	23,980	3,791	27,682	3,712	30,189	3,314
	133,015	62,549	160,826	56,238	218,071	52,898
Allowance for doubtful accounts	(55,265)	—	(56,062)	—	(55,296)	—
	$77,750	$62,549	$104,764	$56,238	$162,775	$52,898

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances as of October 31, 2017 and 2016 and April 30, 2017, consisted of $25.3 million, $31.4 million and $27.0 million, respectively, in revolving lines of credit primarily for the purpose of funding off-season working capital needs and $55.1 million, $64.4 million and $49.5 million, respectively, in term loans made primarily to finance the purchase of franchises.
As of October 31, 2017 and 2016 and April 30, 2017, loans with a principal balance of $2.3 million, $1.4 million and $0.1 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status.
INSTANT CASH BACK® PROGRAM – Refunds advanced under the Instant Cash Back® program in Canada are not subject to credit approval, therefore the primary indicator of credit quality is the age of the receivable amount. Instant Cash Back® amounts are generally received within 60 days of filing the client's return. As of October 31, 2017 and 2016 and April 30, 2017, $39 thousand, $29 thousand and $1.5 million of Instant Cash Back® balances were more than 60 days old, respectively.
H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT (EAs) – We review the credit quality of our purchased participation interests in EA receivables based on pools, which are segregated by the year of origination, with older

6	Q2 FY2018 Form 10-Q | H&R Block, Inc.

years being deemed more unlikely to be repaid. These amounts as of October 31, 2017, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2017	$8,641
2016 and prior	6,717
Revolving loans	15,069
$30,427

As of October 31, 2017 and 2016 and April 30, 2017, $27.9 million, $20.8 million and $28.0 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.
ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our EA and all other short-term receivables for the six months ended October 31, 2017 and 2016 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of April 30, 2017	$10,123	$45,173	$55,296
Provision	—	4,238	4,238
Charge-offs, net of recoveries	—	(4,269)	(4,269)
Balances as of October 31, 2017	$10,123	$45,142	$55,265

Balances as of April 30, 2016	$9,007	$48,004	$57,011
Provision	451	835	1,286
Charge-offs, net of recoveries	—	(2,235)	(2,235)
Balances as of October 31, 2016	$9,458	$46,604	$56,062

NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended October 31, 2017 and 2016 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2017	$523,504	$(32,297)	$491,207
Acquisitions	961	—	961
Disposals and foreign currency changes, net	891	—	891
Impairments	—	—	—
Balances as of October 31, 2017	$525,356	$(32,297)	$493,059

Balances as of April 30, 2016	$503,054	$(32,297)	$470,757
Acquisitions	7,435	—	7,435
Disposals and foreign currency changes, net	(832)	—	(832)
Impairments	—	—	—
Balances as of October 31, 2016	$509,657	$(32,297)	$477,360

We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block, Inc. | Q2 FY2018 Form 10-Q	7

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of October 31, 2017:
Reacquired franchise rights	$331,290	$(101,987)	$229,303
Customer relationships	234,909	(147,881)	87,028
Internally-developed software	146,985	(117,162)	29,823
Noncompete agreements	32,471	(28,644)	3,827
Franchise agreements	19,201	(11,414)	7,787
Purchased technology	54,700	(34,889)	19,811
Acquired assets pending final allocation (1)	28,861	—	28,861
	$848,417	$(441,977)	$406,440
As of October 31, 2016:
Reacquired franchise rights	$322,916	$(79,484)	$243,432
Customer relationships	211,106	(117,539)	93,567
Internally-developed software	137,533	(104,022)	33,511
Noncompete agreements	31,625	(26,520)	5,105
Franchise agreements	19,201	(10,134)	9,067
Purchased technology	54,700	(28,941)	25,759
Acquired assets pending final allocation (1)	22,694	—	22,694
	$799,775	$(366,640)	$433,135
As of April 30, 2017:
Reacquired franchise rights	$331,150	$(90,877)	$240,273
Customer relationships	234,603	(133,207)	101,396
Internally-developed software	139,709	(108,379)	31,330
Noncompete agreements	32,408	(27,559)	4,849
Franchise agreements	19,201	(10,774)	8,427
Purchased technology	54,700	(31,973)	22,727
Acquired assets pending final allocation (1)	362	—	362
	$812,133	$(402,769)	$409,364

(1)    Represents business acquisitions for which final purchase price allocations have not yet been determined.
During the six months ended October 31, 2017 and 2016, we made payments to acquire franchisee and competitor businesses totaling $27.5 million and $36.2 million, respectively.
Amortization of intangible assets for the three and six months ended October 31, 2017 was $19.4 million and $38.7 million, respectively. Amortization for the three and six months ended October 31, 2016 was $20.1 million and $38.0 million, respectively. Estimated amortization of intangible assets for fiscal years 2018, 2019, 2020, 2021 and 2022 is $76.0 million, $61.1 million, $44.8 million, $30.5 million and $20.2 million, respectively.

8	Q2 FY2018 Form 10-Q | H&R Block, Inc.

NOTE 5: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	October 31, 2017	October 31, 2016	April 30, 2017
Senior Notes, 4.125%, due October 2020	$650,000	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000	350,000
Committed line of credit borrowings	—	475,000	—
Capital lease obligation	6,125	7,024	6,610
Debt issuance costs and discounts	(11,293)	(13,915)	(12,612)
	1,494,832	1,968,109	1,493,998
Less: Current portion	(1,004)	(903)	(981)
	$1,493,828	$1,967,206	$1,493,017

On September 22, 2017, we entered into a Second Amended and Restated Credit and Guarantee Agreement (2017 CLOC), which further amended our First Amended and Restated Credit and Guarantee Agreement (2016 CLOC), extending the scheduled maturity date from September 22, 2021 to September 22, 2022. Other material terms remain unchanged from the 2016 CLOC. The 2017 CLOC provides for an unsecured senior revolving credit facility in the aggregate principal amount of $2.0 billion, which includes a $200.0 million sublimit for swingline loans and a $50.0 million sublimit for standby letters of credit. We may request increases in the aggregate principal amount of the revolving credit facility of up to $500.0 million, subject to obtaining commitments from lenders and meeting certain other conditions. The 2017 CLOC will mature on September 22, 2022, unless extended pursuant to the terms of the 2017 CLOC, at which time all outstanding amounts thereunder will be due and payable. The 2017 CLOC includes an annual facility fee, which will vary depending on our then current credit ratings.
The 2017 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2017 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2017 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of October 31, 2017.
We had no outstanding balance under the 2017 CLOC as of October 31, 2017, and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.5 billion as of October 31, 2017. We began borrowing on our 2017 CLOC in November for seasonal working capital needs.

H&R Block, Inc. | Q2 FY2018 Form 10-Q	9

NOTE 6: FAIR VALUE
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	October 31, 2017		October 31, 2016		April 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$180,997	$180,997	$232,510	$232,510	$1,011,331	$1,011,331
Cash and cash equivalents - restricted	100,665	100,665	109,538	109,538	106,208	106,208
Receivables, net - short-term	77,750	77,750	104,764	104,764	162,775	162,775
Receivables, net - long-term	62,549	62,549	56,238	56,238	52,898	52,898
Liabilities:
Long-term debt (excluding debt issuance costs)	1,502,654	1,606,583	1,968,109	2,067,234	1,502,735	1,569,033
Contingent consideration	10,145	10,145	7,817	7,817	10,428	10,428

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

▪	Long-term debt - The fair value of our Senior Notes is based on quotes from multiple financial institutions (Level 2).

▪	Contingent consideration - Fair value approximates the carrying amount (Level 3).
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. The Company’s U.S. federal income tax return for 2014 is currently under examination. Our U.S. federal returns for 2015 and 2016 have not been audited and remain open to examination. Our U.S. federal returns for 2013 and all prior periods are closed. With respect to state and local jurisdictions and countries outside of the United States, we are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of the tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
We had gross unrecognized tax benefits of $132.9 million, $105.7 million and $149.9 million as of October 31, 2017 and 2016 and April 30, 2017, respectively. The gross unrecognized tax benefits decreased $17.0 million and $5.8 million during the six months ended October 31, 2017 and 2016, respectively. The decrease in unrecognized tax benefits during the six months ending October 31, 2017 is related to favorable audit settlements in various states and foreign jurisdictions as well as state and federal statute of limitations periods ending in the current quarter. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $7.5 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under exam. For such matters where a change in the balance of unrecognized

10	Q2 FY2018 Form 10-Q | H&R Block, Inc.

tax benefits is not yet deemed reasonably possible, no estimate has been included. The portion of unrecognized benefits expected to be cash settled within the next twelve months amounts to $6.2 million and is included in accrued income taxes on our consolidated balance sheet. The remaining liability for uncertain tax positions is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
Deferred tax assets and income taxes receivable decreased by $74.5 million from April 30, 2017 primarily due to a change in tax accounting method related to our deferred POM revenue and intercompany transfers of intangible assets.
Consistent with prior years, our pretax loss for the six months ended October 31, 2017 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is at least more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations. Certain discrete tax adjustments are also reflected in income tax expense for the periods presented.
A discrete income tax benefit of $9.6 million was recorded in the six months ended October 31, 2017, compared to a discrete tax benefit of $10.8 million in the same period of the prior year. The discrete tax benefit recorded in the current period resulted from exercises of employee stock options, audit settlements in various states and foreign jurisdictions and the expiration of statute of limitation periods. The excess tax benefit recorded in the income statement due to the adoption of ASU 2016-09 as of May 1, 2017 is discussed in note 1. The discrete tax benefit recorded in the prior year resulted primarily from favorable settlements of state audits.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 37.5% and 38.8% for the six months ended October 31, 2017 and 2016, respectively. Discrete items increased the effective tax rate for the six months ended October 31, 2017 and 2016 by 2.2% and 2.5%, respectively. Due to the loss in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate through our second quarter to be significantly different than the rate for our full fiscal year.
NOTE 8: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2017	2016	2017	2016
Mortgage loans and real estate owned, net	$—	$1,508	$—	$3,045
Interest income	1,311	693	2,755	1,790
Foreign currency gains (losses), net	(117)	(6)	14	(27)
Other, net	(183)	(22)	(538)	6
	$1,011	$2,173	$2,231	$4,814

NOTE 9: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our POM for both company-owned and franchise offices, which is included in deferred revenue and other liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Six months ended October 31,	2017	2016
Balance, beginning of the period	$211,223	$204,342
Amounts deferred for new extended service plans issued	2,913	2,561
Revenue recognized on previous deferrals	(63,332)	(58,921)
Balance, end of the period	$150,804	$147,982

Our liability related to estimated losses under the standard guarantee was $3.6 million, $5.0 million and $6.8 million as of October 31, 2017 and 2016 and April 30, 2017, respectively, and is included as part of our assisted tax preparation

H&R Block, Inc. | Q2 FY2018 Form 10-Q	11

services. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Our liability related to acquisitions for estimated contingent consideration was $10.1 million, $7.8 million and $10.4 million as of October 31, 2017 and 2016 and April 30, 2017, respectively, with amounts recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $42.7 million at October 31, 2017, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $17.6 million.
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
SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. SCC’s loss estimate as of October 31, 2017, is based on the best information currently available, management judgment, developments in relevant case law, and the terms of bulk settlements. The liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. A rollforward of SCC’s accrued liability for these loss contingencies is as follows:

(in 000s)
Six months ended October 31,	2017	2016
Balance, beginning of the period	$4,500	$65,265
Loss provisions	—	235
Payments	—	(40,000)
Balance, end of the period	$4,500	$25,500

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

12	Q2 FY2018 Form 10-Q | H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of October 31, 2017. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of October 31, 2017 and 2016 and April 30, 2017, our total accrued liabilities were $2.5 million, $2.3 million and $2.3 million, respectively, for matters addressed in this note.
Our aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a loss is believed to be reasonably possible, but a liability has not been accrued. This aggregate range only represents those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of October 31, 2017, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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
On a quarterly and annual basis, we review relevant information with respect to litigation and other loss contingencies and update our accruals, disclosures, and estimates of reasonably possible loss or range of loss based on such reviews. Costs incurred with defending matters are expensed as incurred. Any receivable for insurance recoveries is recorded separately from the corresponding liability, and only if recovery is determined to be probable and reasonably estimable.
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

H&R Block, Inc. | Q2 FY2018 Form 10-Q	13

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
In response to the statute of limitations rulings in the ACE case and similar rulings in other state and federal courts, parties seeking to pursue representation and warranty claims or lawsuits have sought, and may in the future seek, to distinguish certain aspects of the ACE decision, pursue alternate legal theories of recovery, or assert claims against other contractual parties such as securitization trustees. For example, a 2016 ruling by a New York intermediate appellate court, followed by the federal district court in the second Homeward case described below, allowed a counterparty to pursue litigation on additional loans in the same trust even though only some of the loans complied with the condition precedent of timely pre-suit notice and opportunity to cure or repurchase. Additionally, plaintiffs in litigation to which SCC is not party have alleged breaches of an independent contractual duty to provide notice of material breaches of representations and warranties and pursued separate claims to which, they argue, the statute of limitations ruling in the ACE case does not apply. The impact on SCC from alternative legal theories seeking to avoid or distinguish the ACE decision, or judicial limitations on the ACE decision, is unclear. SCC has not accrued liabilities for claims not subject to a tolling arrangement or not relating back to timely filed litigation.
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

14	Q2 FY2018 Form 10-Q | H&R Block, Inc.

the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. On September 30, 2016, the court granted a motion allowing the plaintiff to file a second amended complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. SCC filed a motion for reconsideration, which was denied, and also filed a motion for leave to appeal the ruling, which remains pending. On October 6, 2016, the plaintiff filed its second amended complaint. In response to a motion filed by SCC, the court dismissed the plaintiff's claim for breach of one of the representations. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. SCC is opposing the motion to intervene, which remains pending. We believe H&R Block, Inc. has meritorious defenses to the extent the court allows any such claims to be asserted. The accrual for representation and warranty claims, as discussed in note 9, is related to some of the loans in this case. We have not concluded that a loss related to this lawsuit is probable, nor have we accrued a liability related to this lawsuit.
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. SCC has received notices of claims for indemnification relating to lawsuits to which underwriters or depositors are party. Based on information currently available to SCC, it believes that the 21 lawsuits in which notice of a claim has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $3.5 billion). Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification or contribution from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the notices received included, and future notices may include, a reservation of rights to assert claims for contribution, which are referred to herein as "contribution claims." Contribution claims may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification or contribution claims is probable, nor have we accrued a liability related to any of these claims.
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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of October 31, 2017, total approximately $313 million and consist primarily of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.

H&R Block, Inc. | Q2 FY2018 Form 10-Q	15

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
NOTE 11: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Block Financial LLC (Block Financial) is a 100% owned subsidiary of the Company. Block Financial is the Issuer and the Company is the full and unconditional Guarantor of the Senior Notes, our 2017 CLOC and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders' equity and other intercompany balances and transactions.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended October 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$11,705	$132,060	$(2,911)	$140,854
Cost of revenues	—	5,104	234,943	(28)	240,019
Selling, general and administrative	—	3,585	116,144	(2,883)	116,846
Total operating expenses	—	8,689	351,087	(2,911)	356,865
Other income (expense), net	(155,999)	6,992	(11,221)	161,239	1,011
Interest expense on external borrowings	—	(21,178)	(87)	—	(21,265)
Loss from continuing operations before tax benefit	(155,999)	(11,170)	(230,335)	161,239	(236,265)
Income tax benefit	(2,433)	(990)	(84,530)	—	(87,953)
Net loss from continuing operations	(153,566)	(10,180)	(145,805)	161,239	(148,312)
Net loss from discontinued operations	—	(5,253)	(1)	—	(5,254)
Net loss	(153,566)	(15,433)	(145,806)	161,239	(153,566)
Other comprehensive loss	(1,385)	—	(1,385)	1,385	(1,385)
Comprehensive loss	$(154,951)	$(15,433)	$(147,191)	$162,624	$(154,951)

16	Q2 FY2018 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended October 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$10,934	$120,423	$(25)	$131,332
Cost of revenues	—	5,666	220,061	(25)	225,702
Selling, general and administrative	—	1,732	111,920	—	113,652
Total operating expenses	—	7,398	331,981	(25)	339,354
Other income (expense), net	(148,773)	1,207	(13,194)	162,933	2,173
Interest expense on external borrowings	—	(22,248)	(372)	—	(22,620)
Loss from continuing operations before tax benefit	(148,773)	(17,505)	(225,124)	162,933	(228,469)
Income tax benefit	(2,553)	(5,962)	(76,539)	—	(85,054)
Net loss from continuing operations	(146,220)	(11,543)	(148,585)	162,933	(143,415)
Net loss from discontinued operations	—	(2,805)	—	—	(2,805)
Net loss	(146,220)	(14,348)	(148,585)	162,933	(146,220)
Other comprehensive loss	(2,318)	—	(2,318)	2,318	(2,318)
Comprehensive loss	$(148,538)	$(14,348)	$(150,903)	$165,251	$(148,538)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Six months ended October 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$29,261	$255,154	$(5,759)	$278,656
Cost of revenues	—	12,964	454,913	(143)	467,734
Selling, general and administrative	—	6,791	210,920	(5,616)	212,095
Total operating expenses	—	19,755	665,833	(5,759)	679,829
Other income (expense), net	(288,263)	13,065	(13,639)	291,068	2,231
Interest expense on external borrowings	—	(42,382)	(160)	—	(42,542)
Loss from continuing operations before tax benefit	(288,263)	(19,811)	(424,478)	291,068	(441,484)
Income tax benefit	(4,130)	(5,613)	(155,611)	—	(165,354)
Net loss from continuing operations	(284,133)	(14,198)	(268,867)	291,068	(276,130)
Net loss from discontinued operations	—	(8,001)	(2)	—	(8,003)
Net loss	(284,133)	(22,199)	(268,869)	291,068	(284,133)
Other comprehensive income	1,077	—	1,077	(1,077)	1,077
Comprehensive loss	$(283,056)	$(22,199)	$(267,792)	$289,991	$(283,056)

H&R Block, Inc. | Q2 FY2018 Form 10-Q	17

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Six months ended October 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$26,438	$230,223	$(144)	$256,517
Cost of revenues	—	14,272	422,660	(144)	436,788
Selling, general and administrative	—	4,212	208,263	—	212,475
Total operating expenses	—	18,484	630,923	(144)	649,263
Other income (expense), net	(273,435)	2,033	(22,824)	299,040	4,814
Interest expense on external borrowings	—	(43,562)	(524)	—	(44,086)
Loss from continuing operations before tax benefit	(273,435)	(33,575)	(424,048)	299,040	(432,018)
Income tax benefit	(3,542)	(11,756)	(152,279)	—	(167,577)
Net loss from continuing operations	(269,893)	(21,819)	(271,769)	299,040	(264,441)
Net loss from discontinued operations	—	(5,451)	(1)	—	(5,452)
Net loss	(269,893)	(27,270)	(271,770)	299,040	(269,893)
Other comprehensive loss	(5,889)	—	(5,889)	5,889	(5,889)
Comprehensive loss	$(275,782)	$(27,270)	$(277,659)	$304,929	$(275,782)

18	Q2 FY2018 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of October 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,321	$176,676	$—	$180,997
Cash & cash equivalents - restricted	—	8,083	92,582	—	100,665
Receivables, net	—	54,006	23,744	—	77,750
Prepaid expenses and other current assets	—	4,205	80,999	—	85,204
Total current assets	—	70,615	374,001	—	444,616
Property and equipment, net	—	56	262,170	—	262,226
Intangible assets, net	—	—	406,440	—	406,440
Goodwill	—	—	493,059	—	493,059
Deferred tax assets and income taxes receivable	7,463	25,453	—	(23,711)	9,205
Investments in subsidiaries	1,890,500	—	91,515	(1,982,015)	—
Amounts due from affiliates	—	1,467,742	2,290,036	(3,757,778)	—
Other noncurrent assets	—	62,046	38,969	—	101,015
Total assets	$1,897,963	$1,625,912	$3,956,190	$(5,763,504)	$1,716,561

Accounts payable and accrued expenses	$2,407	$9,334	$103,134	$—	$114,875
Accrued salaries, wages and payroll taxes	—	1,432	41,465	—	42,897
Accrued income taxes and reserves for uncertain tax positions	—	—	43,879	—	43,879
Current portion of long-term debt	—	—	1,004	—	1,004
Deferred revenue and other current liabilities	—	25,977	164,545	—	190,522
Total current liabilities	2,407	36,743	354,027	—	393,177
Long-term debt	—	1,488,707	5,121	—	1,493,828
Reserves for uncertain tax positions	18,293	8,037	135,405	(23,711)	138,024
Deferred revenue and other noncurrent liabilities	—	910	103,395	—	104,305
Amounts due to affiliates	2,290,036	—	1,467,742	(3,757,778)	—
Total liabilities	2,310,736	1,534,397	2,065,690	(3,781,489)	2,129,334
Stockholders' equity (deficiency)	(412,773)	91,515	1,890,500	(1,982,015)	(412,773)
Total liabilities and stockholders' equity	$1,897,963	$1,625,912	$3,956,190	$(5,763,504)	$1,716,561

H&R Block, Inc. | Q2 FY2018 Form 10-Q	19

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of October 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$1,965	$230,545	$—	$232,510
Cash & cash equivalents - restricted	—	29,014	80,524	—	109,538
Receivables, net	—	73,675	31,089	—	104,764
Prepaid expenses and other current assets	—	8,237	65,318	—	73,555
Mortgage loans held for sale	—	183,107	—	—	183,107
Total current assets	—	295,998	407,476	—	703,474
Property and equipment, net	—	92	292,968	—	293,060
Intangible assets, net	—	—	433,135	—	433,135
Goodwill	—	—	477,360	—	477,360
Deferred tax assets and income taxes receivable	1,947	62,722	17,086	—	81,755
Investments in subsidiaries	1,460,925	—	81,868	(1,542,793)	—
Amounts due from affiliates	—	1,696,151	2,005,485	(3,701,636)	—
Other noncurrent assets	—	58,636	34,758	—	93,394
Total assets	$1,462,872	$2,113,599	$3,750,136	$(5,244,429)	$2,082,178

Accounts payable and accrued expenses	$8,941	$8,434	$122,433	$—	$139,808
Accrued salaries, wages and payroll taxes	—	2,143	38,611	—	40,754
Accrued income taxes and reserves for uncertain tax positions	—	—	68,832	—	68,832
Current portion of long-term debt	—	—	903	—	903
Deferred revenue and other current liabilities	—	48,176	136,384	—	184,560
Total current liabilities	8,941	58,753	367,163	—	434,857
Long-term debt and line of credit borrowings	—	1,961,085	6,121	—	1,967,206
Reserves for uncertain tax positions	5,917	10,786	100,850	—	117,553
Deferred revenue and other noncurrent liabilities	—	1,107	118,926	—	120,033
Amounts due to affiliates	2,005,485	—	1,696,151	(3,701,636)	—
Total liabilities	2,020,343	2,031,731	2,289,211	(3,701,636)	2,639,649
Stockholders' equity (deficiency)	(557,471)	81,868	1,460,925	(1,542,793)	(557,471)
Total liabilities and stockholders' equity	$1,462,872	$2,113,599	$3,750,136	$(5,244,429)	$2,082,178

20	Q2 FY2018 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,486	$1,006,845	$—	$1,011,331
Cash & cash equivalents - restricted	—	8,060	98,148	—	106,208
Receivables, net	—	61,250	101,525	—	162,775
Prepaid expenses and other current assets	—	2,280	63,445	—	65,725
Total current assets	—	76,076	1,269,963	—	1,346,039
Property and equipment, net	—	78	263,749	—	263,827
Intangible assets, net	—	—	409,364	—	409,364
Goodwill	—	—	491,207	—	491,207
Deferred tax assets and income taxes receivable	5,587	30,743	47,398	—	83,728
Investments in subsidiaries	2,158,234	—	113,714	(2,271,948)	—
Amounts due from affiliates	—	1,493,195	2,194,294	(3,687,489)	—
Other noncurrent assets	—	51,829	48,114	—	99,943
Total assets	$2,163,821	$1,651,921	$4,837,803	$(5,959,437)	$2,694,108

Accounts payable and accrued expenses	$2,086	$14,218	$200,724	$—	$217,028
Accrued salaries, wages and payroll taxes	—	851	183,005	—	183,856
Accrued income taxes and reserves for uncertain tax positions	—	—	348,199	—	348,199
Current portion of long-term debt	—	—	981	—	981
Deferred revenue and other current liabilities	—	26,759	162,457	—	189,216
Total current liabilities	2,086	41,828	895,366	—	939,280
Long-term debt	—	1,487,389	5,628	—	1,493,017
Reserves for uncertain tax positions	28,324	8,037	122,724	—	159,085
Deferred revenue and other noncurrent liabilities	—	953	162,656	—	163,609
Amounts due to affiliates	2,194,294	—	1,493,195	(3,687,489)	—
Total liabilities	2,224,704	1,538,207	2,679,569	(3,687,489)	2,754,991
Stockholders' equity (deficiency)	(60,883)	113,714	2,158,234	(2,271,948)	(60,883)
Total liabilities and stockholders' equity	$2,163,821	$1,651,921	$4,837,803	$(5,959,437)	$2,694,108

H&R Block, Inc. | Q2 FY2018 Form 10-Q	21

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Six months ended October 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(17,827)	$(630,630)	$—	$(648,457)
Cash flows from investing:
Capital expenditures	—	(10)	(56,740)	—	(56,750)
Payments made for business acquisitions, net of cash acquired	—	—	(27,522)	—	(27,522)
Franchise loans funded	—	(10,885)	(54)	—	(10,939)
Payments received on franchise loans	—	10,077	245	—	10,322
Intercompany borrowings (payments)	—	20,163	(80,141)	59,978	—
Other, net	—	(998)	6,472	—	5,474
Net cash provided by (used in) investing activities	—	18,347	(157,740)	59,978	(79,415)
Cash flows from financing:
Dividends paid	(100,082)	—	—	—	(100,082)
Repurchase of common stock, including shares surrendered	(7,581)	—	—	—	(7,581)
Proceeds from exercise of stock options	27,522	—	—	—	27,522
Intercompany borrowings (payments)	80,141	—	(20,163)	(59,978)	—
Other, net	—	(662)	(26,055)	—	(26,717)
Net cash used in financing activities	—	(662)	(46,218)	(59,978)	(106,858)
Effects of exchange rates on cash	—	—	(1,147)	—	(1,147)
Net decrease in cash, cash equivalents and restricted cash	—	(142)	(835,735)	—	(835,877)
Cash, cash equivalents and restricted cash, beginning of period	—	12,546	1,104,993	—	1,117,539
Cash, cash equivalents and restricted cash, end of period	$—	$12,404	$269,258	$—	$281,662

22	Q2 FY2018 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Six months ended October 31, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(77,906)	$(642,470)	$—	$(720,376)
Cash flows from investing:
Principal payments on mortgage loans and sale of real estate owned, net	—	19,009	—	—	19,009
Capital expenditures	—	(5)	(44,913)	—	(44,918)
Payments made for business acquisitions, net of cash acquired	—	—	(36,151)	—	(36,151)
Franchise loans funded	—	(10,064)	(107)	—	(10,171)
Payments received on franchise loans	—	14,052	211	—	14,263
Intercompany borrowings (payments)	—	(426,824)	(309,852)	736,676	—
Other, net	—	(312)	2,489	—	2,177
Net cash used in investing activities	—	(404,144)	(388,323)	736,676	(55,791)
Cash flows from financing:
Repayments of line of credit borrowings	—	(50,000)	—	—	(50,000)
Proceeds from line of credit borrowings	—	525,000	—	—	525,000
Dividends paid	(95,971)	—	—	—	(95,971)
Repurchase of common stock, including shares surrendered	(215,511)	—	—	—	(215,511)
Proceeds from exercise of stock options	1,630	—	—	—	1,630
Intercompany borrowings (payments)	309,852	—	426,824	(736,676)	—
Other, net	—	—	(43,734)	—	(43,734)
Net cash provided by financing activities	—	475,000	383,090	(736,676)	121,414
Effects of exchange rates on cash	—	—	(4,110)	—	(4,110)
Net decrease in cash, cash equivalents and restricted cash	—	(7,050)	(651,813)	—	(658,863)
Cash, cash equivalents and restricted cash, beginning of period	—	38,029	962,882	—	1,000,911
Cash, cash equivalents and restricted cash, end of period	$—	$30,979	$311,069	$—	$342,048

H&R Block, Inc. | Q2 FY2018 Form 10-Q	23

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RESULTS OF OPERATIONS

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended October 31,	2017	2016	$ Change	% Change
Revenues:
U.S. assisted tax preparation fees	$36,665	$35,339	$1,326	3.8%
U.S. royalties	7,008	6,828	180	2.6%
U.S. DIY tax preparation fees	4,263	3,089	1,174	38.0%
International revenues	47,934	43,539	4,395	10.1%
Revenues from Refund Transfers	1,135	757	378	49.9%
Revenues from Emerald Card®	9,180	8,644	536	6.2%
Revenues from Peace of Mind® Extended Service Plan	24,585	22,689	1,896	8.4%
Interest and fee income on Emerald Advance	594	655	(61)	(9.3)%
Other	9,490	9,792	(302)	(3.1)%
Total revenues	140,854	131,332	9,522	7.3%

Compensation and benefits:
Field wages	57,716	50,096	7,620	15.2%
Other wages	46,723	42,207	4,516	10.7%
Benefits and other compensation	23,583	23,718	(135)	(0.6)%
	128,022	116,021	12,001	10.3%
Occupancy and equipment	105,405	99,037	6,368	6.4%
Marketing and advertising	11,562	12,001	(439)	(3.7)%
Depreciation and amortization	44,792	45,750	(958)	(2.1)%
Provision for bad debt	1,779	(131)	1,910	**
Supplies	4,368	4,937	(569)	(11.5)%
Other	60,937	61,739	(802)	(1.3)%
Total operating expenses	356,865	339,354	17,511	5.2%
Other income (expense), net	1,011	2,173	(1,162)	(53.5)%
Interest expense on borrowings	(21,265)	(22,620)	1,355	6.0%
Pretax loss	(236,265)	(228,469)	(7,796)	(3.4)%
Income tax benefit	(87,953)	(85,054)	2,899	3.4%
Net loss from continuing operations	(148,312)	(143,415)	(4,897)	(3.4)%
Net loss from discontinued operations	(5,254)	(2,805)	(2,449)	(87.3)%
Net loss	$(153,566)	$(146,220)	$(7,346)	(5.0)%

Basic and diluted loss per share:
Continuing operations	$(0.71)	$(0.67)	$(0.04)	(6.0)%
Discontinued operations	(0.03)	(0.01)	(0.02)	(200.0)%
Consolidated	$(0.74)	$(0.68)	$(0.06)	(8.8)%

EBITDA from continuing operations (1)	$(170,208)	$(160,099)	$(10,109)	(6.3)%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

24	Q2 FY2018 Form 10-Q | H&R Block, Inc.

Three months ended October 31, 2017 compared to October 31, 2016
Revenues increased $9.5 million, or 7.3%, from the prior year. U.S. assisted tax preparation fees and U.S. DIY fees increased primarily due to higher off-season tax return volumes.
International revenues increased $4.4 million, or 10.1%, primarily due to higher volumes of tax returns and favorable exchange rates in our Australian operations.
Revenues from POM increased $1.9 million, or 8.4%, due to an increase in units sold in prior years and changes in the timing of forecasted claims.
Total operating expenses increased $17.5 million, or 5.2%, from the prior year. Field wages increased $7.6 million, or 15.2%, primarily due to higher office labor in our Australian operations and inflationary increases. Other wages increased $4.5 million, or 10.7%, due to increased headcount primarily related to information technology resources and inflationary increases in corporate support wages. Occupancy and equipment costs increased $6.4 million, or 6.4%, primarily due to higher rent rates and an increase in the number of company-owned tax offices due to the acquisition of franchisees.
Other expenses decreased $0.8 million, or 1.3%, primarily due to the timing of franchise convention costs, which will be incurred in the third quarter this year, partially offset by higher legal fees. The components of other expenses are as follows:

Three months ended October 31,	2017	2016	$ Change	% Change
Consulting and outsourced services	$19,587	$20,775	$(1,188)	(5.7)%
Bank partner fees	1,363	1,373	(10)	(0.7)%
Client claims and refunds	11,200	12,692	(1,492)	(11.8)%
Employee travel and related expenses	10,358	14,209	(3,851)	(27.1)%
Credit card/bank charges	2,640	2,547	93	3.7%
Insurance	3,824	3,250	574	17.7%
Legal fees and settlements	5,750	2,025	3,725	184.0%
Other	6,215	4,868	1,347	27.7%
	$60,937	$61,739	$(802)	(1.3)%

See Item 1, note 7 to the consolidated financial statements for discussion of the impact of income taxes for the period.

H&R Block, Inc. | Q2 FY2018 Form 10-Q	25

Consolidated – Financial Results		(in 000s, except per share amounts)
Six months ended October 31,	2017	2016	$ Change	% Change
Revenues:
U.S. assisted tax preparation fees	$66,628	$60,768	$5,860	9.6%
U.S. royalties	13,975	13,353	622	4.7%
U.S. DIY tax preparation fees	7,489	6,003	1,486	24.8%
International revenues	88,351	82,414	5,937	7.2%
Revenues from Refund Transfers	3,951	3,991	(40)	(1.0)%
Revenues from Emerald Card®	24,167	21,709	2,458	11.3%
Revenues from Peace of Mind® Extended Service Plan	56,528	49,720	6,808	13.7%
Interest and fee income on Emerald Advance	1,258	1,459	(201)	(13.8)%
Other	16,309	17,100	(791)	(4.6)%
Total revenues	278,656	256,517	22,139	8.6%

Compensation and benefits:
Field wages	105,839	95,139	10,700	11.2%
Other wages	89,920	84,307	5,613	6.7%
Benefits and other compensation	44,228	46,452	(2,224)	(4.8)%
	239,987	225,898	14,089	6.2%
Occupancy and equipment	203,604	193,408	10,196	5.3%
Marketing and advertising	18,666	19,562	(896)	(4.6)%
Depreciation and amortization	88,390	87,032	1,358	1.6%
Provision for bad debt	4,238	1,286	2,952	229.5%
Supplies	7,102	7,014	88	1.3%
Other	117,842	115,063	2,779	2.4%
Total operating expenses	679,829	649,263	30,566	4.7%
Other income (expense), net	2,231	4,814	(2,583)	(53.7)%
Interest expense on borrowings	(42,542)	(44,086)	1,544	3.5%
Pretax loss	(441,484)	(432,018)	(9,466)	(2.2)%
Income tax benefit	(165,354)	(167,577)	(2,223)	(1.3)%
Net loss from continuing operations	(276,130)	(264,441)	(11,689)	(4.4)%
Net loss from discontinued operations	(8,003)	(5,452)	(2,551)	(46.8)%
Net loss	$(284,133)	$(269,893)	$(14,240)	(5.3)%

Basic and diluted loss per share:
Continuing operations	$(1.33)	$(1.21)	$(0.12)	(9.9)%
Discontinued operations	(0.03)	(0.03)	—	—%
Consolidated	$(1.36)	$(1.24)	$(0.12)	(9.7)%

EBITDA from continuing operations (1)	$(310,552)	$(300,900)	$(9,652)	(3.2)%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Six months ended October 31, 2017 compared to October 31, 2016
Revenues increased $22.1 million, or 8.6%, from the prior year. U.S. assisted tax preparation fees increased $5.9 million, or 9.6%, primarily due to higher off-season tax return volumes, coupled with a favorable change in net average charge and mix.
International revenues increased $5.9 million, or 7.2%, primarily due to higher volumes of tax returns and favorable exchange rates in our Australian operations.
Revenues from H&R Block Emerald Card® transactions increased $2.5 million, or 11.3%, primarily due to fees and interchange income.

26	Q2 FY2018 Form 10-Q | H&R Block, Inc.

Revenues from POM increased $6.8 million, or 13.7%, due to an increase in units sold in prior years and changes in the timing of forecasted claims.
Total operating expenses increased $30.6 million, or 4.7%, from the prior year. Field wages increased $10.7 million, or 11.2%, primarily due to higher office labor in our Australian operations and inflationary increases. Other wages increased $5.6 million, or 6.7%, due to increased headcount primarily related to information technology resources and inflationary increases in corporate support wages. Occupancy and equipment costs increased $10.2 million, or 5.3%, primarily due to higher rent rates and an increase in the number of company-owned tax offices due to the acquisition of franchisees. Bad debt expense increased $3.0 million primarily due to Instant Cash Back® write-offs in our Canadian operations.
Other expenses increased $2.8 million, or 2.4%, primarily due to higher legal fees. The components of other expenses are as follows:

Six months ended October 31,	2017	2016	$ Change	% Change
Consulting and outsourced services	$38,092	$39,289	$(1,197)	(3.0)%
Bank partner fees	2,996	3,143	(147)	(4.7)%
Client claims and refunds	26,365	26,378	(13)	—%
Employee travel and related expenses	16,435	18,006	(1,571)	(8.7)%
Credit card/bank charges	7,222	4,925	2,297	46.6%
Insurance	7,113	7,689	(576)	(7.5)%
Legal fees and settlements	7,897	4,727	3,170	67.1%
Other	11,722	10,906	816	7.5%
	$117,842	$115,063	$2,779	2.4%

See Item 1, note 7 to the consolidated financial statements for discussion of the impact of income taxes for the period.
FINANCIAL CONDITION
These comments should be read in conjunction with the consolidated balance sheets and consolidated statements of cash flows included in Part 1, Item 1.
CAPITAL RESOURCES AND LIQUIDITY – OVERVIEW – Our primary sources of capital and liquidity include cash from operations (including changes in working capital), draws on our 2017 CLOC, and issuances of debt. We use our sources of liquidity primarily to fund working capital, service and repay debt, pay dividends, repurchase shares of our common stock, and acquire businesses.
Our operations are highly seasonal and substantially all of our revenues and cash flow are generated during the period from February through April. Therefore, we require the use of cash to fund losses from May through January, and typically rely on available cash balances from the prior tax season and borrowings to meet our off-season liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of October 31, 2017 are sufficient to meet our operating, investing and financing needs.

H&R Block, Inc. | Q2 FY2018 Form 10-Q	27

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the six months ended October 31, 2017 and 2016. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Six months ended October 31,	2017	2016
Net cash provided by (used in):
Operating activities	$(648,457)	$(720,376)
Investing activities	(79,415)	(55,791)
Financing activities	(106,858)	121,414
Effects of exchange rates on cash	(1,147)	(4,110)
Net change in cash, cash equivalents and restricted cash	$(835,877)	$(658,863)

Operating Activities. Cash used in operations decreased, primarily due to prior year settlement payments related to representation and warranty claims and collections on receivables.
Investing Activities. Cash used in investing activities totaled $79.4 million for the six months ended October 31, 2017 compared to $55.8 million in the prior year period. This change resulted from cash received from our portfolio of mortgage loans in the prior year, which was subsequently sold, and an increase in capital expenditures in the current year.
Financing Activities. Cash used in financing activities totaled $106.9 million for the six months ended October 31, 2017 compared to cash provided of $121.4 million in the prior year period. This change resulted primarily from borrowings on our CLOC and share repurchases in the prior year period.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $100.1 million and $96.0 million for the six months ended October 31, 2017 and 2016, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Capital Investment. Capital expenditures totaled $56.8 million and $44.9 million for the six months ended October 31, 2017 and 2016, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire franchisee and competitor businesses totaling $27.5 million and $36.2 million for the six months ended October 31, 2017 and 2016, respectively.
FINANCING RESOURCES – Our 2017 CLOC has capacity up to $2.0 billion, and is scheduled to expire in September 2022. Proceeds under the 2017 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with our 2017 CLOC covenants and had no outstanding balance under the 2017 CLOC as of October 31, 2017. Amounts available to borrow under the 2017 CLOC were limited by the debt-to-EBITDA covenant to approximately $1.5 billion as of October 31, 2017. See Item 1, note 5 to the consolidated financial statements for discussion of the Senior Notes and our 2017 CLOC. We began borrowing on our 2017 CLOC in November for seasonal working capital needs.
The following table provides ratings for debt issued by Block Financial as of October 31, 2017 and April 30, 2017:

As of	October 31, 2017			April 30, 2017
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Negative
There have been no material changes in our borrowings from those reported as of April 30, 2017 in our Annual Report on Form 10-K.

28	Q2 FY2018 Form 10-Q | H&R Block, Inc.

CASH AND OTHER ASSETS – As of October 31, 2017, we held cash and cash equivalents of $181.0 million, including $80.2 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There was one forward contract outstanding as of October 31, 2017, which had a recorded amount of $0.2 million.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $1.1 million during the six months ended October 31, 2017 compared to $4.1 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – There have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2017 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT – Tax reform is a current focus of the federal government, with separate tax reform bills having passed both the U.S. House of Representatives and Senate as of the date of this filing. While we continue to assess the impact of the tax legislation proposals on our business and our consolidated financial statements, it is not yet clear what the terms of final tax legislation might be, or what impact any such legislation could have on our business and our consolidated financial position, results of operations, and cash flows.
On July 10, 2017, the Consumer Financial Protection Bureau (CFPB) issued a final rule that, among other things, would prohibit the use of class action waivers in pre-dispute arbitration clauses in connection with a broad range of consumer financial products and services. The rule was scheduled to become effective September 18, 2017, with a compliance deadline of March 19, 2018. However, Congress subsequently passed a joint resolution disapproving of the rule under the Congressional Review Act. Therefore, the rule has no force or effect. In addition, this action prohibits the CFPB from issuing a rule that is substantially the same in the future without congressional action.
On November 17, 2017, the CFPB officially published its final rule changing the regulation of certain consumer credit products, including payday loans, vehicle title loans, and high-cost installment loans.  The rule is scheduled to become effective January 16, 2018, with a compliance date for certain provisions of August 19, 2019.  We are in the process of analyzing the impact of this rule on the consumer financial products and services we offer and our consolidated financial statements.
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

H&R Block, Inc. | Q2 FY2018 Form 10-Q	29

The following is a reconciliation of EBITDA from continuing operations to net loss:

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2017	2016	2017	2016
Net loss - as reported	$(153,566)	$(146,220)	$(284,133)	$(269,893)
Discontinued operations, net	5,254	2,805	8,003	5,452
Net loss from continuing operations - as reported	(148,312)	(143,415)	(276,130)	(264,441)
Add back:
Income taxes of continuing operations	(87,953)	(85,054)	(165,354)	(167,577)
Interest expense of continuing operations	21,265	22,620	42,542	44,086
Depreciation and amortization of continuing operations	44,792	45,750	88,390	87,032
	(21,896)	(16,684)	(34,422)	(36,459)
EBITDA from continuing operations	$(170,208)	$(160,099)	$(310,552)	$(300,900)

FORWARD-LOOKING INFORMATION
This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or variation of words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "targets," "would," "will," "should," "could," "may" or other similar expressions. Forward-looking statements provide management's current expectations or predictions of future conditions, events or results. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. They may include estimates of revenues, client trajectory, income, earnings per share, capital expenditures, dividends, stock repurchase, liquidity, capital structure, market share, industry volumes or other financial items, descriptions of management's plans or objectives for future operations, services or products, or descriptions of assumptions underlying any of the above. All forward-looking statements speak only as of the date they are made and reflect the Company's good faith beliefs, assumptions and expectations, but they are not guarantees of future performance or events. Furthermore, the Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data or methods, future events or other changes, except as required by law.
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

30	Q2 FY2018 Form 10-Q | H&R Block, Inc.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2018 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	2	$30.61	—	$1,183,190
September 1 - September 30	—	$—	—	$1,183,190
October 1 - October 31	—	$—	—	$1,183,190
	2	$30.51	—

(1)
We purchased approximately 2 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units.

(2)	In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

H&R Block, Inc. | Q2 FY2018 Form 10-Q	31

ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1	Form of 2018 Long Term Incentive Plan Award Agreement for Deferred Stock Units, as approved on November 3, 2017.

10.2
Second Amended and Restated Credit and Guarantee Agreement dated September 22, 2017, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 25, 2017, file number 1-06089, is incorporated herein by reference.

10.3	H&R Block, Inc. 2018 Long Term Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.

10.4
Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.

10.5
Form of 2018 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges for H&R Block, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges for Block Financial LLC.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

32	Q2 FY2018 Form 10-Q | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
December 7, 2017

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
December 7, 2017

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
December 7, 2017

H&R Block, Inc. | Q2 FY2018 Form 10-Q	33