Form 10-Q
period 2018-01-31
H&R BLOCK INC
filed 2018-03-08
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on February 28, 2018: 209,202,224 shares.

Form 10-Q for the Period Ended January 31, 2018

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS			(unaudited, in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2018	2017	2018	2017

REVENUES:
Service revenues	$388,771	$361,397	$641,389	$592,721
Royalty, product and other revenues	99,655	90,485	125,693	115,678
	488,426	451,882	767,082	708,399
OPERATING EXPENSES:
Cost of revenues:
Compensation and benefits	181,958	165,015	303,434	275,098
Occupancy and equipment	107,981	104,094	311,752	297,586
Provision for bad debt	29,191	28,348	33,429	29,634
Depreciation and amortization	32,046	29,828	90,391	87,206
Other	65,425	61,492	145,329	136,041
	416,601	388,777	884,335	825,565
Selling, general and administrative:
Marketing and advertising	64,209	84,101	82,875	103,663
Compensation and benefits	66,942	58,408	185,453	174,223
Depreciation and amortization	16,442	15,332	46,487	44,986
Other selling, general and administrative	21,505	30,056	66,378	77,500
	169,098	187,897	381,193	400,372
Total operating expenses	585,699	576,674	1,265,528	1,225,937

Other income (expense), net	1,028	134	3,259	4,948
Interest expense on borrowings	(24,560)	(25,940)	(67,102)	(70,026)
Loss from continuing operations before income taxes (benefit)	(120,805)	(150,598)	(562,289)	(582,616)
Income taxes (benefit)	122,120	(49,386)	(43,234)	(216,963)
Net loss from continuing operations	(242,925)	(101,212)	(519,055)	(365,653)
Net loss from discontinued operations, net of tax benefits of $1,422 and $1,919, $6,094 and $5,120	(2,720)	(3,302)	(10,723)	(8,754)
NET LOSS	$(245,645)	$(104,514)	$(529,778)	$(374,407)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.16)	$(0.49)	$(2.49)	$(1.71)
Discontinued operations	(0.02)	(0.01)	(0.05)	(0.04)
Consolidated	$(1.18)	$(0.50)	$(2.54)	$(1.75)

DIVIDENDS DECLARED PER SHARE	$0.24	$0.22	$0.72	$0.66

COMPREHENSIVE LOSS:
Net loss	$(245,645)	$(104,514)	$(529,778)	$(374,407)
Unrealized gains (losses) on securities, net of taxes
Unrealized holding gains (losses) arising during the period, net of tax benefits of $ - , $ 2 , $ - and $8	—	(3)	1	(14)
Change in foreign currency translation adjustments	4,848	1,762	5,924	(4,116)
Other comprehensive income (loss)	4,848	1,759	5,925	(4,130)
Comprehensive loss	$(240,797)	$(102,755)	$(523,853)	$(378,537)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2018 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	January 31, 2018	January 31, 2017	April 30, 2017

ASSETS
Cash and cash equivalents	$187,366	$221,172	$1,011,331
Cash and cash equivalents - restricted	83,033	70,166	106,208
Receivables, less allowance for doubtful accounts of $45,215, $47,731 and $55,296	791,618	787,865	162,775
Income taxes receivable	72,775	38,032	—
Prepaid expenses and other current assets	149,349	85,599	65,725
Total current assets	1,284,141	1,202,834	1,346,039
Property and equipment, at cost, less accumulated depreciation and amortization of $757,809, $673,594 and $678,161	249,911	282,358	263,827
Intangible assets, net	390,993	434,720	409,364
Goodwill	504,789	483,320	491,207
Deferred tax assets and income taxes receivable	25,305	71,639	83,728
Other noncurrent assets	106,161	102,760	99,943
Total assets	$2,561,300	$2,577,631	$2,694,108
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$163,653	$239,085	$217,028
Accrued salaries, wages and payroll taxes	135,626	123,457	183,856
Accrued income taxes and reserves for uncertain tax positions	164,246	7,537	348,199
Current portion of long-term debt	1,015	942	981
Deferred revenue and other current liabilities	201,988	183,616	189,216
Total current liabilities	666,528	554,637	939,280
Long-term debt and line of credit borrowings	2,284,231	2,592,622	1,493,017
Deferred tax liabilities and reserves for uncertain tax positions	201,384	109,557	159,085
Deferred revenue and other noncurrent liabilities	107,226	121,631	163,609
Total liabilities	3,259,369	3,378,447	2,754,991
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 246,198,878	2,462	2,462	2,462
Additional paid-in capital	758,361	752,748	754,912
Accumulated other comprehensive loss	(9,374)	(15,363)	(15,299)
Retained deficit	(729,578)	(785,823)	(48,206)
Less treasury shares, at cost, of 37,079,700, 39,032,420 and 39,027,573	(719,940)	(754,840)	(754,752)
Total stockholders' equity (deficiency)	(698,069)	(800,816)	(60,883)
Total liabilities and stockholders' equity	$2,561,300	$2,577,631	$2,694,108

See accompanying notes to consolidated financial statements.

2	Q3 FY2018 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Nine months ended January 31,	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(529,778)	$(374,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,878	132,192
Provision for bad debt	33,429	29,634
Deferred taxes	113,345	6,128
Stock-based compensation	17,065	16,945
Changes in assets and liabilities, net of acquisitions:
Receivables	(651,200)	(646,290)
Prepaid expenses and other current assets	(83,201)	(23,208)
Other noncurrent assets	8,310	7,575
Accounts payable and accrued expenses	(36,608)	(33,560)
Accrued salaries, wages and payroll taxes	(49,255)	(37,978)
Deferred revenue and other current liabilities	10,113	(44,243)
Deferred revenue and other noncurrent liabilities	(58,695)	(57,216)
Income tax receivables, accrued income taxes and income tax reserves	(255,650)	(378,987)
Other, net	(12,454)	(6,444)
Net cash used in operating activities	(1,357,701)	(1,409,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales of mortgage loans and real estate owned, net	—	207,174
Capital expenditures	(77,865)	(73,924)
Payments made for business acquisitions, net of cash acquired	(39,397)	(52,825)
Franchise loans funded	(20,226)	(31,788)
Payments received on franchise loans	13,391	20,816
Other, net	1,524	(4,711)
Net cash provided by (used in) investing activities	(122,573)	64,742

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(40,000)	(445,000)
Proceeds from line of credit borrowings	830,000	1,545,000
Dividends paid	(150,258)	(141,537)
Repurchase of common stock, including shares surrendered	(7,746)	(322,782)
Proceeds from exercise of stock options	28,268	2,403
Other, net	(28,922)	373
Net cash provided by financing activities	631,342	638,457

Effects of exchange rate changes on cash	1,792	(2,913)

Net decrease in cash, cash equivalents and restricted cash	(847,140)	(709,573)
Cash, cash equivalents and restricted cash, beginning of period	1,117,539	1,000,911
Cash, cash equivalents and restricted cash, end of period	$270,399	$291,338

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$102,755	$158,656
Interest paid on borrowings	57,834	59,809
Accrued additions to property and equipment	1,078	5,959

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2018 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of January 31, 2018 and 2017, the consolidated statements of operations and comprehensive loss for the three and nine months ended January 31, 2018 and 2017, and the consolidated statements of cash flows for the nine months ended January 31, 2018 and 2017 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of January 31, 2018 and 2017 and for all periods presented have been made.
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
MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the evaluation of contingent losses arising from our discontinued mortgage business, contingent losses associated with pending claims and litigation, reserves for uncertain tax positions, the impact of legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Legislation), and related matters. Estimates have been prepared based on the best information available as of each balance sheet date. As such, actual results could differ materially from those estimates. See note 7 for additional discussion of the impact of the Tax Legislation.
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
NEW ACCOUNTING PRONOUNCEMENTS –
Restricted Cash in Statement of Cash Flows. In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-18, "Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," (ASU 2016-18). This guidance requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end-of-period total amounts shown on the statement of cash flows. This guidance must be applied retrospectively to all periods presented. We adopted ASU 2016-18 effective May 1, 2017. All prior periods have been adjusted to conform to the current period presentation, which resulted in an increase in cash used in operations of $33.9 million for the nine months ended January 31, 2017.
Stock-Based Compensation. In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," (ASU 2016-09). This guidance requires that, among other things: (1) all excess tax benefits and tax deficiencies would be recognized as income tax expense or benefit in the income statement; and (2) excess tax benefits would not be separated from other income tax cash flows and, thus, would be classified along with other cash flows as an operating activity. The transition requirements for this guidance varies by component, but the changes applicable to us were applied prospectively. We adopted ASU 2016-09 effective May 1, 2017. We recorded a discrete tax benefit of $4.6 million related to stock-based compensation during the nine months ended January 31, 2018.

4	Q3 FY2018 Form 10-Q | H&R Block, Inc.

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
We have substantially completed our evaluation of the impact of ASU 2014-09 on our United States (U.S.) assisted tax preparation fees, U.S. royalties, U.S. DIY tax preparation fees, revenues from Peace of Mind® Extended Service Plan (POM), revenues from Refund Transfers (RTs), revenues from H&R Block Emerald Prepaid MasterCard® (Emerald Card), interest and fee income from H&R Block Emerald Advance® lines of credit (EAs) and fees from Tax Identity Shield® and based on the preliminary results of our evaluation, we do not expect the application of this guidance to have a material impact on the recognition of revenue related to these services. Changes to our client agreements or service design before adoption of the new standard could change our preliminary conclusions. We are still evaluating the impact of this guidance as it relates to other revenue streams, as well as certain associated expenses. Depending on the results of our review, there could be changes to the classification and timing of recognition of revenues and expenses related to other revenue streams. We currently expect to adopt using the full retrospective transition method, under which we will recast prior periods to comply with this new guidance. We are continuing our assessment, including evaluating the standard's impact on our internal controls.
Income Taxes. In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory," (ASU 2016-16). The new guidance eliminates the exception for intra-entity transfers other than inventory and requires the recognition of current and deferred income taxes resulting from such a transfer when the transfer occurs. We will adopt this guidance on May 1, 2018 on a modified retrospective basis. We estimate that we will recognize a cumulative-effect adjustment to retained earnings between $95 million and $110 million, which will also result in increases in deferred tax assets and income tax reserves. However, future transactions and law changes prior to adoption could significantly change the impact of adoption.
NOTE 2: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income or loss from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 3.3 million shares for the three and nine months ended January 31, 2018, and 4.5 million shares for the three and nine months ended January 31, 2017, as the effect would be antidilutive due to the net loss from continuing operations during those periods.

H&R Block, Inc. | Q3 FY2018 Form 10-Q	5

The computations of basic and diluted loss per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2018	2017	2018	2017
Net loss from continuing operations attributable to shareholders	$(242,925)	$(101,212)	$(519,055)	$(365,653)
Amounts allocated to participating securities	(177)	(143)	(498)	(410)
Net loss from continuing operations attributable to common shareholders	$(243,102)	$(101,355)	$(519,553)	$(366,063)

Basic weighted average common shares	209,080	207,862	208,693	214,627
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	209,080	207,862	208,693	214,627

Loss per share from continuing operations attributable to common shareholders:
Basic	$(1.16)	$(0.49)	$(2.49)	$(1.71)
Diluted	(1.16)	(0.49)	(2.49)	(1.71)

The weighted average shares outstanding for the three and nine months ended January 31, 2018 increased to 209.1 million and decreased to 208.7 million, respectively, from 207.9 million and 214.6 million, respectively, for the three and nine months ended January 31, 2017. The decrease during the nine month period is due to share repurchases completed in the prior year. We did not repurchase and retire any shares during the nine months ended January 31, 2018. During the nine months ended January 31, 2017, we purchased and immediately retired 14.0 million shares at an aggregate cost of $317.0 million (average price of $22.61 per share).
STOCK-BASED COMPENSATION – During the nine months ended January 31, 2018, we acquired 0.3 million shares of our common stock at an aggregate cost of $7.7 million. These shares represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the nine months ended January 31, 2017, we acquired 0.3 million shares at an aggregate cost of $5.8 million for similar purposes.
During the nine months ended January 31, 2018 and 2017, we issued 2.2 million and 0.9 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the nine months ended January 31, 2018, we granted equity awards equivalent to 1.2 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Stock-based compensation expense of our continuing operations totaled $5.4 million and $17.1 million for the three and nine months ended January 31, 2018, and $4.5 million and $16.9 million for the three and nine months ended January 31, 2017. As of January 31, 2018, unrecognized compensation cost for stock options totaled $1.2 million, and for nonvested shares and units totaled $35.7 million.

6	Q3 FY2018 Form 10-Q | H&R Block, Inc.

NOTE 3: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	January 31, 2018		January 31, 2017		April 30, 2017
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$41,062	$47,434	$62,603	$50,021	$39,911	$36,614
Receivables for U.S assisted and DIY tax preparation and related fees	299,805	6,316	263,822	5,528	23,025	6,316
Instant Cash Back® receivables	6,848	—	4,590	—	34,940	—
H&R Block Emerald Advance® lines of credit	353,972	9,081	354,027	6,398	16,202	5,069
Software receivables from retailers	7,744	—	11,864	—	16,715	—
Royalties and other receivables from franchisees	56,149	788	64,929	—	13,275	1,585
Other	26,038	3,608	26,030	4,304	18,707	3,314
	$791,618	$67,227	$787,865	$66,251	$162,775	$52,898

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consisted of revolving lines of credit primarily for the purpose of funding off-season working capital needs and term loans made primarily to finance the purchase of franchises. As of January 31, 2018 and 2017 and April 30, 2017, loans with a principal balance of $1.3 million, $0.1 million and $0.1 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status.
INSTANT CASH BACK® PROGRAM – Refunds advanced under the Instant Cash Back® program in Canada are not subject to credit approval. Instant Cash Back® amounts are generally received from the Canada Revenue Agency within 60 days of filing the client's return.
H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our purchased participation interests in EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. These amounts as of January 31, 2018, by year of origination, are as follows:

(in 000s)
Credit Quality Indicator – Year of origination:
2018	$352,591
2017	8,342
2016 and prior	6,634
Revolving loans	23,291
390,858
Allowance	(27,805)
Net balance	$363,053

As of January 31, 2018 and 2017 and April 30, 2017, $27.8 million, $25.3 million and $28.0 million of EAs were on non-accrual status and classified as impaired, or more than 60 days past due, respectively.

H&R Block, Inc. | Q3 FY2018 Form 10-Q	7

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our EA and all other short-term receivables for the nine months ended January 31, 2018 and 2017 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of April 30, 2017	$10,123	$45,173	$55,296
Provision	17,682	15,747	33,429
Charge-offs	—	(43,510)	(43,510)
Balances as of January 31, 2018	$27,805	$17,410	$45,215

Balances as of April 30, 2016	$9,007	$48,004	$57,011
Provision	22,479	7,155	29,634
Charge-offs	—	(38,914)	(38,914)
Balances as of January 31, 2017	$31,486	$16,245	$47,731

NOTE 4: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended January 31, 2018 and 2017 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2017	$523,504	$(32,297)	$491,207
Acquisitions	11,579	—	11,579
Disposals and foreign currency changes, net	2,003	—	2,003
Impairments	—	—	—
Balances as of January 31, 2018	$537,086	$(32,297)	$504,789

Balances as of April 30, 2016	$503,054	$(32,297)	$470,757
Acquisitions	13,346	—	13,346
Disposals and foreign currency changes, net	(783)	—	(783)
Impairments	—	—	—
Balances as of January 31, 2017	$515,617	$(32,297)	$483,320

We test goodwill for impairment annually or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

8	Q3 FY2018 Form 10-Q | H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of January 31, 2018:
Reacquired franchise rights	$339,544	$(108,063)	$231,481
Customer relationships	251,792	(156,234)	95,558
Internally-developed software	151,095	(123,309)	27,786
Noncompete agreements	32,853	(29,195)	3,658
Franchise agreements	19,201	(11,734)	7,467
Purchased technology	54,700	(36,329)	18,371
Acquired assets pending final allocation (1)	6,672	—	6,672
	$855,857	$(464,864)	$390,993
As of January 31, 2017:
Reacquired franchise rights	$328,321	$(85,127)	$243,194
Customer relationships	216,449	(124,771)	91,678
Internally-developed software	142,571	(108,047)	34,524
Noncompete agreements	31,821	(27,033)	4,788
Franchise agreements	19,201	(10,454)	8,747
Purchased technology	54,700	(30,457)	24,243
Acquired assets pending final allocation (1)	27,546	—	27,546
	$820,609	$(385,889)	$434,720
As of April 30, 2017:
Reacquired franchise rights	$331,150	$(90,877)	$240,273
Customer relationships	234,603	(133,207)	101,396
Internally-developed software	139,709	(108,379)	31,330
Noncompete agreements	32,408	(27,559)	4,849
Franchise agreements	19,201	(10,774)	8,427
Purchased technology	54,700	(31,973)	22,727
Acquired assets pending final allocation (1)	362	—	362
	$812,133	$(402,769)	$409,364

(1)    Represents business acquisitions for which final purchase price allocations have not yet been determined.
During the nine months ended January 31, 2018 and 2017, we made payments to acquire franchisee and competitor businesses totaling $39.4 million and $52.8 million, respectively.
Amortization of intangible assets for the three and nine months ended January 31, 2018 was $20.8 million and $59.5 million, respectively. Amortization for the three and nine months ended January 31, 2017 was $19.3 million and $57.3 million, respectively. Estimated amortization of intangible assets for fiscal years 2018, 2019, 2020, 2021 and 2022 is $79.2 million, $67.3 million, $50.6 million, $35.6 million and $24.3 million, respectively.

H&R Block, Inc. | Q3 FY2018 Form 10-Q	9

NOTE 5: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	January 31, 2018	January 31, 2017	April 30, 2017
Senior Notes, 4.125%, due October 2020	$650,000	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000	350,000
Committed line of credit borrowings	790,000	1,100,000	—
Capital lease obligation	5,878	6,820	6,610
Debt issuance costs and discounts	(10,632)	(13,256)	(12,612)
	2,285,246	2,593,564	1,493,998
Less: Current portion	(1,015)	(942)	(981)
	$2,284,231	$2,592,622	$1,493,017

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
The 2017 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2017 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2017 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of January 31, 2018.
We had an outstanding balance of $790.0 million under the 2017 CLOC as of January 31, 2018, and may borrow up to the the full capacity of $2.0 billion.

10	Q3 FY2018 Form 10-Q | H&R Block, Inc.

NOTE 6: FAIR VALUE
ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS – The carrying amounts and estimated fair values of our financial instruments are as follows:

(in 000s)
As of	January 31, 2018		January 31, 2017		April 30, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$187,366	$187,366	$221,172	$221,172	$1,011,331	$1,011,331
Cash and cash equivalents - restricted	83,033	83,033	70,166	70,166	106,208	106,208
Receivables, net - short-term	791,618	791,618	787,865	787,865	162,775	162,775
Receivables, net - long-term	67,227	67,227	66,251	66,251	52,898	52,898
Liabilities:
Long-term debt (excluding debt issuance costs)	2,292,612	2,365,881	2,593,564	2,672,370	1,502,735	1,569,033
Contingent consideration	11,906	11,906	9,332	9,332	10,428	10,428

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

▪
Long-term debt - The fair value of our Senior Notes is based on quotes from multiple financial institutions (Level 2). For outstanding balances on the 2017 CLOC and 2016 CLOC, fair value approximates the carrying amount (Level 1).

▪	Contingent consideration - Fair value approximates the carrying amount (Level 3).
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. The Company’s U.S. federal income tax return for 2014 is currently under examination. Our U.S. federal income tax returns for 2015 and 2016 have not been audited and remain open to examination. Our U.S. federal income tax returns for 2013 and all prior periods are closed. With respect to state and local jurisdictions and countries outside of the United States, we are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of the tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
On December 22, 2017, the U.S. government enacted the Tax Legislation, which makes broad and complex changes to the U.S. tax code that impacted our financial statements, the most significant being a reduction in the U.S. federal corporate income tax rate from 35% to 21% and the imposition of a one-time transition tax on certain earnings of foreign subsidiaries. In addition, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Legislation. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Legislation’s enactment date for companies to complete their analysis and apply the provisions of the Tax Legislation to their financial statements. To the extent

H&R Block, Inc. | Q3 FY2018 Form 10-Q	11

a company’s accounting for certain income tax effects of the Tax Legislation is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Legislation.
We have completed an initial assessment of the corporate income tax impact expected to result from the Tax Legislation. Our financial statements reflect reasonable provisional estimates of the effects of the Tax Legislation in computing our deferred taxes, the one-time transition tax, which is payable in installments over a period of up to eight years, unrecognized tax benefits, and, among other items, the indirect impacts of the Tax Legislation on state taxes. We are in the process of finalizing our assessment of the impact of the Tax Legislation and our provisional estimates may be impacted by additional regulatory guidance that clarifies the interpretations of the Tax Legislation.
For the nine months ended January 31, 2018, we recorded an income tax benefit of $43.2 million. Consistent with prior years, our pretax loss for the nine months ended January 31, 2018 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is at least more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the nine months ended January 31, 2018 reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations.
Our effective tax rate from continuing operations, including the effects of discrete income tax items, was 7.7% and 37.2% for the nine months ended January 31, 2018 and 2017, respectively. Rate reconciliations between the statutory U.S. federal corporate income rates and the effective tax rates for continuing operations are below:

Nine months ended January 31,	2018	2017
U.S. statutory tax rate	21.0%	35.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	2.2%	1.6%
Earnings taxed in foreign jurisdictions	(2.3)%	(5.3)%
Permanent differences	0.3%	(0.5)%
Uncertain tax positions	6.0%	6.5%
Remeasurement of deferred tax assets and liabilities	2.4%	—%
Tax benefit due to effective date of statutory rate change	(16.4)%	—%
One-time transition tax	(2.4)%	—%
Other	(3.1)%	(0.1)%
Effective tax rate	7.7%	37.2%

The reduced effective tax rate results primarily from the decrease in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The impact of the rate decrease is exaggerated in fiscal year 2018 due to the seasonality of our business and our differing year ends for corporate income tax filing and financial reporting purposes, which is included as "tax benefit due to effective date of statutory rate change" in the table above. Our tax returns for the U.S. are filed on a calendar year-end basis. Therefore, pretax losses for the eight months ended December 31, 2017 result in income tax benefits based on the statutory rate of 35%, while the pretax income we generate in the four months ending April 30, 2018 will be taxed at the statutory rate of 21%.
For the three months ended January 31, 2018, we reported a pretax loss from continuing operations of $120.8 million. As a result of applying the effects of the Tax Legislation to our year-to-date results, we recorded income tax expense during the quarter on our loss from continuing operations. This caused a negative effective tax rate for the quarter and increased our loss from continuing operations. For the six months ended October 31, 2017, we reported a pretax loss from continuing operations of $441.5 million and a tax benefit of $165.4 million, resulting in an effective tax rate of 37.5%. For the nine months ended January 31, 2018, we reported a pretax loss of $562.3 million. Applying a 7.7% year to date effective tax rate to this pretax loss results in a tax benefit of $43.2 million. As a result, we recorded income tax expense of $122.1 million in the third quarter to reflect the impact the Tax Legislation had on our year-to-date results.

12	Q3 FY2018 Form 10-Q | H&R Block, Inc.

We had gross unrecognized tax benefits of $163.1 million, $97.1 million and $149.9 million as of January 31, 2018 and 2017 and April 30, 2017, respectively. The gross unrecognized tax benefits increased $13.1 million and decreased $14.4 million during the nine months ended January 31, 2018 and 2017, respectively. The increase in unrecognized tax benefits during the nine months ending January 31, 2018 is related to additional uncertain tax positions related to our 2017 tax returns, offset by favorable audit settlements and federal statute of limitation periods ending in the current quarter. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $17.4 million in the next twelve months. The anticipated decrease in unrecognized tax benefits is due to the expiration of statutes of limitations and anticipated closure of various tax matters currently under examination. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included. The portion of unrecognized benefits expected to be cash settled within the next twelve months amounts to $15.1 million and is included in accrued income taxes on our consolidated balance sheet. The remaining liability for uncertain tax positions is classified as long-term and is included in other noncurrent liabilities in the consolidated balance sheet.
Deferred tax assets and income taxes receivable decreased by $58.4 million from April 30, 2017 primarily due to a change in tax accounting method related to our deferred POM revenue and intercompany transfers of intangible assets.
While we believe we have identified all material implications the Tax Legislation is expected to have on our financial statements and were able to record a reasonable estimate of the impacts as provisional amounts as of and for the nine months ended January 31, 2018, we are continuing to evaluate the impacts of the Tax Legislation and do not consider these provisional estimates to be final. The final impacts may differ from the estimates provided, and could have a material impact on our financial statements. Given the significant complexity of the Tax Legislation, we anticipate changes may result due to further analyzing the impact of the provisions on our federal and state estimates. In addition, anticipated guidance from the IRS about implementing the Tax Legislation and the potential for additional guidance from the SEC or the FASB related to the Tax Legislation, may cause these estimates to be adjusted.
NOTE 8: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2018	2017	2018	2017
Mortgage loans and real estate owned, net	$—	$(377)	$—	$2,668
Interest income	699	574	3,454	2,364
Foreign currency gains (losses), net	21	80	35	53
Other, net	308	(143)	(230)	(137)
	$1,028	$134	$3,259	$4,948

NOTE 9: COMMITMENTS AND CONTINGENCIES
Changes in deferred revenue balances related to our POM for both company-owned and franchise offices, which is included in deferred revenue and other liabilities in the consolidated balance sheets, are as follows:

(in 000s)
Nine months ended January 31,	2018	2017
Balance, beginning of the period	$211,223	$204,342
Amounts deferred for new extended service plans issued	29,023	28,391
Revenue recognized on previous deferrals	(86,347)	(80,651)
Balance, end of the period	$153,899	$152,082

Our liability related to estimated losses under the standard guarantee was $3.3 million, $5.7 million and $6.8 million as of January 31, 2018 and 2017 and April 30, 2017, respectively, and is included as part of our assisted tax preparation services. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.

H&R Block, Inc. | Q3 FY2018 Form 10-Q	13

Our liability related to acquisitions for estimated contingent consideration was $11.9 million, $9.3 million and $10.4 million as of January 31, 2018 and 2017 and April 30, 2017, respectively, with amounts recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $41.5 million at January 31, 2018, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $12.6 million.
In connection with our agreement with BofI Federal Bank, a federal savings bank (BofI), we are required to purchase a 90% participation interest, at par, in all EAs originated by our lending partner. At January 31, 2018, the principal balance of purchased participation interests for current year totaled $345.0 million.
On July 27, 2017, we entered into a Refund Advance Program Agreement and certain ancillary agreements with BofI, pursuant to which they will originate and fund Refund Advance loans, and provide technology, software, and underwriting support services related to such loans during the 2018 tax season. The Refund Advance Program Agreement was subsequently amended on November 9, 2017. Refund Advance loans are offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by the loan originator. We pay loan origination fees based on volume and customer type. The loan origination fees are intended to cover expected loan losses and payments to capital providers, among other items. We have provided two limited guarantees related to this agreement. We have provided a limited guarantee up to $10 million related to loans to clients prior to the IRS accepting electronic filing. At January 31, 2018 we had accrued an estimated liability of $1.6 million related to this guarantee, compared to $0.6 million at January 31, 2017. We paid $0.4 million related to this guarantee for the fiscal year 2017 tax season. Additionally, we provided a limited guarantee for the remaining loans, up to $57 million in the aggregate, which would cover certain incremental loan losses. We do not expect that a material amount will be paid for this guarantee under anticipated loss scenarios.
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
SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. SCC’s loss estimate as of January 31, 2018, is based on the best information currently available, management judgment, developments in relevant case law, and the terms of bulk settlements. In periods when a liability is accrued for such loss contingencies, the liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. A rollforward of SCC’s accrued liability for these loss contingencies is as follows:

(in 000s)
Nine months ended January 31,	2018	2017
Balance, beginning of the period	$4,500	$65,265
Loss provisions	—	235
Payments	(4,500)	(61,000)
Balance, end of the period	$—	$4,500

Settlement payments were made during the current fiscal quarter pursuant to a settlement agreement entered into in fiscal year 2016.
See note 10, which addresses contingent losses that may be incurred with respect to various indemnification or contribution claims by underwriters, depositors, and securitization trustees in securitization transactions in which SCC participated.

14	Q3 FY2018 Form 10-Q | H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of January 31, 2018. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of January 31, 2018 and 2017 and April 30, 2017, our total accrued liabilities were $2.5 million, $1.7 million and $2.3 million, respectively, for matters addressed in this note.
Our aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a loss is believed to be reasonably possible, but a liability has not been accrued. This aggregate range only represents those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of January 31, 2018, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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

H&R Block, Inc. | Q3 FY2018 Form 10-Q	15

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

16	Q3 FY2018 Form 10-Q | H&R Block, Inc.

June 28, 2012 (Case No. 12-cv-5067). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity, and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to SCC and to loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and as to the loans' compliance with its underwriting standards and the value of underlying real estate. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase, anticipatory breach, indemnity, and declaratory judgment. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. On September 30, 2016, the court granted a motion allowing the plaintiff to file a second amended complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. SCC filed a motion for reconsideration, followed by a motion for leave to appeal the ruling, both of which were denied. On October 6, 2016, the plaintiff filed its second amended complaint. In response to a motion filed by SCC, the court dismissed the plaintiff's claim for breach of one of the representations. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. The settlement payments for representation and warranty claims, as disclosed in note 9, are related to some of the loans in this case. We have not concluded that a loss related to this lawsuit is probable, nor have we accrued a liability related to this lawsuit.
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. SCC has received notices of claims for indemnification relating to lawsuits to which underwriters or depositors are party. Based on information currently available to SCC, it believes that the 21 lawsuits in which notice of a claim has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $3.4 billion). Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification or contribution from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the notices received included, and future notices may include, a reservation of rights to assert claims for contribution, which are referred to herein as "contribution claims." Contribution claims may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification or contribution claims is probable, nor have we accrued a liability related to any of these claims.
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

H&R Block, Inc. | Q3 FY2018 Form 10-Q	17

existing or new lawsuits or settlements of such lawsuits, in its capacity as originator, depositor, or servicer. We have not concluded that a loss related to any of these indemnification claims is probable, nor have we accrued a liability related to any of these claims.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of January 31, 2018, total approximately $303 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
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

18	Q3 FY2018 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended January 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$55,795	$449,608	$(16,977)	$488,426
Cost of revenues	—	33,805	391,772	(8,976)	416,601
Selling, general and administrative	—	10,823	166,276	(8,001)	169,098
Total operating expenses	—	44,628	558,048	(16,977)	585,699
Other income (expense), net	(250,732)	7,819	(20,071)	264,012	1,028
Interest expense on external borrowings	—	(24,491)	(69)	—	(24,560)
Loss from continuing operations before income taxes (benefit)	(250,732)	(5,505)	(128,580)	264,012	(120,805)
Income taxes (benefit)	(5,087)	15,600	111,607	—	122,120
Net loss from continuing operations	(245,645)	(21,105)	(240,187)	264,012	(242,925)
Net loss from discontinued operations	—	(2,720)	—	—	(2,720)
Net loss	(245,645)	(23,825)	(240,187)	264,012	(245,645)
Other comprehensive income	4,848	—	4,848	(4,848)	4,848
Comprehensive loss	$(240,797)	$(23,825)	$(235,339)	$259,164	$(240,797)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended January 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$53,990	$411,099	$(13,207)	$451,882
Cost of revenues	—	33,242	364,286	(8,751)	388,777
Selling, general and administrative	—	10,693	181,660	(4,456)	187,897
Total operating expenses	—	43,935	545,946	(13,207)	576,674
Other income (expense), net	(106,332)	14,978	(1,777)	93,265	134
Interest expense on external borrowings	—	(25,858)	(82)	—	(25,940)
Loss from continuing operations before tax benefit	(106,332)	(825)	(136,706)	93,265	(150,598)
Income tax benefit	(1,818)	(2,939)	(44,629)	—	(49,386)
Net income (loss) from continuing operations	(104,514)	2,114	(92,077)	93,265	(101,212)
Net loss from discontinued operations	—	(3,282)	(20)	—	(3,302)
Net loss	(104,514)	(1,168)	(92,097)	93,265	(104,514)
Other comprehensive income	1,759	—	1,759	(1,759)	1,759
Comprehensive loss	$(102,755)	$(1,168)	$(90,338)	$91,506	$(102,755)

H&R Block, Inc. | Q3 FY2018 Form 10-Q	19

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Nine months ended January 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$85,056	$704,762	$(22,736)	$767,082
Cost of revenues	—	46,769	846,685	(9,119)	884,335
Selling, general and administrative	—	17,614	377,196	(13,617)	381,193
Total operating expenses	—	64,383	1,223,881	(22,736)	1,265,528
Other income (expense), net	(538,995)	20,884	(33,710)	555,080	3,259
Interest expense on external borrowings	—	(66,873)	(229)	—	(67,102)
Loss from continuing operations before income taxes (benefit)	(538,995)	(25,316)	(553,058)	555,080	(562,289)
Income taxes (benefit)	(9,217)	9,987	(44,004)	—	(43,234)
Net loss from continuing operations	(529,778)	(35,303)	(509,054)	555,080	(519,055)
Net loss from discontinued operations	—	(10,721)	(2)	—	(10,723)
Net loss	(529,778)	(46,024)	(509,056)	555,080	(529,778)
Other comprehensive income	5,925	—	5,925	(5,925)	5,925
Comprehensive loss	$(523,853)	$(46,024)	$(503,131)	$549,155	$(523,853)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Nine months ended January 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$80,428	$641,322	$(13,351)	$708,399
Cost of revenues	—	47,514	786,946	(8,895)	825,565
Selling, general and administrative	—	14,905	389,923	(4,456)	400,372
Total operating expenses	—	62,419	1,176,869	(13,351)	1,225,937
Other income (expense), net	(379,767)	17,011	(24,601)	392,305	4,948
Interest expense on external borrowings	—	(69,420)	(606)	—	(70,026)
Loss from continuing operations before tax benefit	(379,767)	(34,400)	(560,754)	392,305	(582,616)
Income tax benefit	(5,360)	(14,695)	(196,908)	—	(216,963)
Net loss from continuing operations	(374,407)	(19,705)	(363,846)	392,305	(365,653)
Net loss from discontinued operations	—	(8,733)	(21)	—	(8,754)
Net loss	(374,407)	(28,438)	(363,867)	392,305	(374,407)
Other comprehensive loss	(4,130)	—	(4,130)	4,130	(4,130)
Comprehensive loss	$(378,537)	$(28,438)	$(367,997)	$396,435	$(378,537)

20	Q3 FY2018 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of January 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,475	$182,891	$—	$187,366
Cash & cash equivalents - restricted	—	—	83,033	—	83,033
Receivables, net	—	396,046	395,572	—	791,618
Income taxes receivable	3,250	—	69,525	—	72,775
Prepaid expenses and other current assets	—	2,908	146,441	—	149,349
Total current assets	3,250	403,429	877,462	—	1,284,141
Property and equipment, net	—	814	249,097	—	249,911
Intangible assets, net	—	—	390,993	—	390,993
Goodwill	—	—	504,789	—	504,789
Deferred tax assets and income taxes receivable	—	20,427	4,878	—	25,305
Investments in subsidiaries	1,655,160	—	67,690	(1,722,850)	—
Amounts due from affiliates	—	1,910,351	2,335,670	(4,246,021)	—
Other noncurrent assets	—	66,497	39,664	—	106,161
Total assets	$1,658,410	$2,401,518	$4,470,243	$(5,968,871)	$2,561,300

Accounts payable and accrued expenses	$2,516	$15,514	$145,623	$—	$163,653
Accrued salaries, wages and payroll taxes	—	954	134,672	—	135,626
Accrued income taxes and reserves for uncertain tax positions	—	—	164,246	—	164,246
Current portion of long-term debt	—	—	1,015	—	1,015
Deferred revenue and other current liabilities	—	29,052	172,936	—	201,988
Total current liabilities	2,516	45,520	618,492	—	666,528
Long-term debt	—	2,279,368	4,863	—	2,284,231
Deferred tax liabilities and reserves for uncertain tax positions	18,293	8,037	175,054	—	201,384
Deferred revenue and other noncurrent liabilities	—	903	106,323	—	107,226
Amounts due to affiliates	2,335,670	—	1,910,351	(4,246,021)	—
Total liabilities	2,356,479	2,333,828	2,815,083	(4,246,021)	3,259,369
Stockholders' equity (deficiency)	(698,069)	67,690	1,655,160	(1,722,850)	(698,069)
Total liabilities and stockholders' equity	$1,658,410	$2,401,518	$4,470,243	$(5,968,871)	$2,561,300

H&R Block, Inc. | Q3 FY2018 Form 10-Q	21

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of January 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,272	$216,900	$—	$221,172
Cash & cash equivalents - restricted	—	8,052	62,114	—	70,166
Receivables, net	—	422,034	365,831	—	787,865
Income taxes receivable	—	—	38,032	—	38,032
Prepaid expenses and other current assets	—	3,217	82,382	—	85,599
Total current assets	—	437,575	765,259	—	1,202,834
Property and equipment, net	—	81	282,277	—	282,358
Intangible assets, net	—	—	434,720	—	434,720
Goodwill	—	—	483,320	—	483,320
Deferred tax assets and income taxes receivable	3,330	54,777	13,532	—	71,639
Investments in subsidiaries	1,370,585	—	80,699	(1,451,284)	—
Amounts due from affiliates	—	2,168,620	2,166,873	(4,335,493)	—
Other noncurrent assets	—	67,619	35,141	—	102,760
Total assets	$1,373,915	$2,728,672	$4,261,821	$(5,786,777)	$2,577,631

Accounts payable and accrued expenses	$1,941	$15,051	$222,093	$—	$239,085
Accrued salaries, wages and payroll taxes	—	461	122,996	—	123,457
Accrued income taxes and reserves for uncertain tax positions	—	—	7,537	—	7,537
Current portion of long-term debt	—	—	942	—	942
Deferred revenue and other current liabilities	—	33,872	149,744	—	183,616
Total current liabilities	1,941	49,384	503,312	—	554,637
Long-term debt and line of credit borrowings	—	2,586,744	5,878	—	2,592,622
Deferred tax liabilities and reserves for uncertain tax positions	5,917	10,786	92,854	—	109,557
Deferred revenue and other noncurrent liabilities	—	1,059	120,572	—	121,631
Amounts due to affiliates	2,166,873	—	2,168,620	(4,335,493)	—
Total liabilities	2,174,731	2,647,973	2,891,236	(4,335,493)	3,378,447
Stockholders' equity (deficiency)	(800,816)	80,699	1,370,585	(1,451,284)	(800,816)
Total liabilities and stockholders' equity	$1,373,915	$2,728,672	$4,261,821	$(5,786,777)	$2,577,631

22	Q3 FY2018 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,486	$1,006,845	$—	$1,011,331
Cash & cash equivalents - restricted	—	8,060	98,148	—	106,208
Receivables, net	—	61,250	101,525	—	162,775
Prepaid expenses and other current assets	—	2,280	63,445	—	65,725
Total current assets	—	76,076	1,269,963	—	1,346,039
Property and equipment, net	—	78	263,749	—	263,827
Intangible assets, net	—	—	409,364	—	409,364
Goodwill	—	—	491,207	—	491,207
Deferred tax assets and income taxes receivable	5,587	30,743	47,398	—	83,728
Investments in subsidiaries	2,158,234	—	113,714	(2,271,948)	—
Amounts due from affiliates	—	1,493,195	2,194,294	(3,687,489)	—
Other noncurrent assets	—	51,829	48,114	—	99,943
Total assets	$2,163,821	$1,651,921	$4,837,803	$(5,959,437)	$2,694,108

Accounts payable and accrued expenses	$2,086	$14,218	$200,724	$—	$217,028
Accrued salaries, wages and payroll taxes	—	851	183,005	—	183,856
Accrued income taxes and reserves for uncertain tax positions	—	—	348,199	—	348,199
Current portion of long-term debt	—	—	981	—	981
Deferred revenue and other current liabilities	—	26,759	162,457	—	189,216
Total current liabilities	2,086	41,828	895,366	—	939,280
Long-term debt	—	1,487,389	5,628	—	1,493,017
Deferred tax liabilities and reserves for uncertain tax positions	28,324	8,037	122,724	—	159,085
Deferred revenue and other noncurrent liabilities	—	953	162,656	—	163,609
Amounts due to affiliates	2,194,294	—	1,493,195	(3,687,489)	—
Total liabilities	2,224,704	1,538,207	2,679,569	(3,687,489)	2,754,991
Stockholders' equity (deficiency)	(60,883)	113,714	2,158,234	(2,271,948)	(60,883)
Total liabilities and stockholders' equity	$2,163,821	$1,651,921	$4,837,803	$(5,959,437)	$2,694,108

H&R Block, Inc. | Q3 FY2018 Form 10-Q	23

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Nine months ended January 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(353,081)	$(1,004,620)	$—	$(1,357,701)
Cash flows from investing:
Capital expenditures	—	(794)	(77,071)	—	(77,865)
Payments made for business acquisitions, net of cash acquired	—	—	(39,397)	—	(39,397)
Franchise loans funded	—	(20,080)	(146)	—	(20,226)
Payments received on franchise loans	—	13,058	333	—	13,391
Intercompany borrowings (payments)	—	(427,473)	(129,736)	557,209	—
Other, net	—	(9,039)	10,563	—	1,524
Net cash used in investing activities	—	(444,328)	(235,454)	557,209	(122,573)
Cash flows from financing:
Repayments of line of credit borrowings	—	(40,000)	—	—	(40,000)
Proceeds from line of credit borrowings	—	830,000	—	—	830,000
Dividends paid	(150,258)	—	—	—	(150,258)
Repurchase of common stock, including shares surrendered	(7,746)	—	—	—	(7,746)
Proceeds from exercise of stock options	28,268	—	—	—	28,268
Intercompany borrowings (payments)	129,736	—	427,473	(557,209)	—
Other, net	—	(662)	(28,260)	—	(28,922)
Net cash provided by financing activities	—	789,338	399,213	(557,209)	631,342
Effects of exchange rates on cash	—	—	1,792	—	1,792
Net decrease in cash, cash equivalents and restricted cash	—	(8,071)	(839,069)	—	(847,140)
Cash, cash equivalents and restricted cash, beginning of period	—	12,546	1,104,993	—	1,117,539
Cash, cash equivalents and restricted cash, end of period	$—	$4,475	$265,924	$—	$270,399

24	Q3 FY2018 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Nine months ended January 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(420,319)	$(989,540)	$—	$(1,409,859)
Cash flows from investing:
Principal payments on mortgage loans and sale of real estate owned, net	—	207,174	—	—	207,174
Capital expenditures	—	(14)	(73,910)	—	(73,924)
Payments made for business acquisitions, net of cash acquired	—	—	(52,825)	—	(52,825)
Franchise loans funded	—	(31,568)	(220)	—	(31,788)
Payments received on franchise loans	—	20,605	211	—	20,816
Intercompany borrowings (payments)	—	(891,350)	(461,916)	1,353,266	—
Other, net	—	(10,233)	5,522	—	(4,711)
Net cash provided by (used in) investing activities	—	(705,386)	(583,138)	1,353,266	64,742
Cash flows from financing:
Repayments of line of credit borrowings	—	(445,000)	—	—	(445,000)
Proceeds from line of credit borrowings	—	1,545,000	—	—	1,545,000
Dividends paid	(141,537)	—	—	—	(141,537)
Repurchase of common stock, including shares surrendered	(322,782)	—	—	—	(322,782)
Proceeds from exercise of stock options	2,403	—	—	—	2,403
Intercompany borrowings (payments)	461,916	—	891,350	(1,353,266)	—
Other, net	—	—	373	—	373
Net cash provided by financing activities	—	1,100,000	891,723	(1,353,266)	638,457
Effects of exchange rates on cash	—	—	(2,913)	—	(2,913)
Net decrease in cash, cash equivalents and restricted cash	—	(25,705)	(683,868)	—	(709,573)
Cash, cash equivalents and restricted cash, beginning of period	—	38,029	962,882	—	1,000,911
Cash, cash equivalents and restricted cash, end of period	$—	$12,324	$279,014	$—	$291,338

H&R Block, Inc. | Q3 FY2018 Form 10-Q	25

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RESULTS OF OPERATIONS

Operating Statistics (U.S. only)
Nine months ended January 31,	2018	2017	Change	% Change
Tax returns prepared: (in 000s) (1)
Company-owned operations	1,424	1,349	75	5.6%
Franchise operations	736	731	5	0.7%
Total assisted	2,160	2,080	80	3.8%

Desktop	151	155	(4)	(2.6)%
Online	1,126	1,056	70	6.6%
Total DIY Tax Software	1,277	1,211	66	5.5%

IRS Free File	94	96	(2)	(2.1)%
Total U.S. returns	3,531	3,387	144	4.3%

Net Average Charge: (2)
Company-Owned Operations	$235.57	$226.96	$8.61	3.8%
Franchise Operations (3)	226.07	219.26	6.81	3.1%
Total DIY Tax Software	30.39	30.35	0.04	0.1%

As of January 31,	2018	2017	Change	% Change
Tax offices:
Company-owned offices	6,690	6,650	40	0.6%
Franchise offices	3,291	3,386	(95)	(2.8)%
Total U.S. offices	9,981	10,036	(55)	(0.5)%

(1)
An assisted tax return is defined as a current or prior year individual tax return that has been accepted and paid for by the client.  Also included are business returns. A DIY Tax software return is defined as a return that has been electronically filed and accepted by the IRS.  Also included are online returns paid and printed.

(2)	Net average charge is calculated as tax preparation fees divided by tax returns prepared. For DIY Tax Software, net average charge excludes IRS Free File.

(3)
Net average charge related to H&R Block Franchise Operations represents tax preparation fees collected by H&R Block franchisees divided by returns prepared in franchise offices. H&R Block will recognize a portion of franchise revenues as franchise royalties based on the terms of franchise agreements.

26	Q3 FY2018 Form 10-Q | H&R Block, Inc.

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended January 31,	2018	2017	$ Change	% Change
Revenues:
U.S. assisted tax preparation fees	$267,328	$245,262	$22,066	9.0%
U.S. royalties	45,420	43,254	2,166	5.0%
U.S. DIY tax preparation fees	31,322	30,745	577	1.9%
International revenues	12,308	10,914	1,394	12.8%
Revenues from Refund Transfers	50,770	47,323	3,447	7.3%
Revenues from Emerald Card®	16,125	14,100	2,025	14.4%
Revenues from Peace of Mind® Extended Service Plan	19,967	18,135	1,832	10.1%
Interest and fee income on Emerald Advance	31,075	30,060	1,015	3.4%
Other	14,111	12,089	2,022	16.7%
Total revenues	488,426	451,882	36,544	8.1%

Compensation and benefits:
Field wages	156,027	142,084	13,943	9.8%
Other wages	50,717	45,172	5,545	12.3%
Benefits and other compensation	42,156	36,167	5,989	16.6%
	248,900	223,423	25,477	11.4%
Occupancy and equipment	107,731	103,867	3,864	3.7%
Marketing and advertising	64,209	84,101	(19,892)	(23.7)%
Depreciation and amortization	48,488	45,160	3,328	7.4%
Provision for bad debt	29,191	28,348	843	3.0%
Supplies	4,950	4,453	497	11.2%
Other	82,230	87,322	(5,092)	(5.8)%
Total operating expenses	585,699	576,674	9,025	1.6%
Other income (expense), net	1,028	134	894	**
Interest expense on borrowings	(24,560)	(25,940)	1,380	5.3%
Pretax loss	(120,805)	(150,598)	29,793	19.8%
Income taxes (benefit)	122,120	(49,386)	(171,506)	**
Net loss from continuing operations	(242,925)	(101,212)	(141,713)	(140.0)%
Net loss from discontinued operations	(2,720)	(3,302)	582	17.6%
Net loss	$(245,645)	$(104,514)	$(141,131)	(135.0)%

Basic and diluted loss per share:
Continuing operations	$(1.16)	$(0.49)	$(0.67)	(136.7)%
Discontinued operations	(0.02)	(0.01)	(0.01)	(100.0)%
Consolidated	$(1.18)	$(0.50)	$(0.68)	(136.0)%

EBITDA from continuing operations (1)	$(47,757)	$(79,498)	$31,741	39.9%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended January 31, 2018 compared to January 31, 2017
Revenues increased $36.5 million, or 8.1%, from the prior year. U.S. assisted tax preparation fees increased $22.1 million, or 9.0%, primarily due to a 5.6% increase in tax return volumes and a 3.8% increase in net average charge in the current year. U.S. royalties increased $2.2 million, or 5.0%, as we saw an increase in net average charge and royalties from our franchisees related to their offering of Refund Advance loans, while tax return volumes were essentially flat.
International revenues increased $1.4 million, or 12.8%, primarily due to higher volumes of tax returns and favorable exchange rates in our Canadian and Australian operations.

H&R Block, Inc. | Q3 FY2018 Form 10-Q	27

Revenues from RTs increased $3.4 million, or 7.3%, primarily due to a price increase in retail office locations, while revenues from Emerald Card transactions increased $2.0 million, or 14.4%, due primarily to higher fees and higher volumes from our Refund Advance offering.
Other revenues increased $2.0 million, or 16.7%, primarily due to increased units sold in prior years of tax identity protection services to our clients.
Total operating expenses increased $9.0 million, or 1.6%, from the prior year. Field wages increased $13.9 million, or 9.8%, primarily due to higher commission-based wages resulting from higher tax return volumes. Other wages increased $5.5 million, or 12.3%, due to increased headcount primarily related to information technology resources. Benefits and other compensation increased $6.0 million, or 16.6%, primarily due to higher payroll taxes on increased wages, along with higher stock-based compensation and medical liability reserves. Occupancy and equipment costs increased $3.9 million, or 3.7%, primarily due to higher rent rates and an increase in the number of company-owned tax offices due to the acquisition of franchisees. Marketing and advertising decreased $19.9 million, or 23.7%, due to the timing of these expenses, as certain expenses shifted to our fourth quarter. Depreciation and amortization increased $3.3 million, or 7.4%, primarily due to amortization resulting from acquisition of franchisee and competitor businesses.
Other expenses decreased $5.1 million, or 5.8%. The components of other expenses are as follows:

Three months ended January 31,	2018	2017	$ Change	% Change
Consulting and outsourced services	$23,515	$28,505	$(4,990)	(17.5)%
Bank partner fees	24,239	20,539	3,700	18.0%
Client claims and refunds	7,282	5,122	2,160	42.2%
Employee travel and related expenses	12,849	11,472	1,377	12.0%
Credit card/bank charges	3,682	3,567	115	3.2%
Insurance	(348)	3,898	(4,246)	**
Legal fees and settlements	703	2,741	(2,038)	(74.4)%
Other	10,308	11,478	(1,170)	(10.2)%
	$82,230	$87,322	$(5,092)	(5.8)%

Income taxes increased $171.5 million from the prior year. For the three months ended January 31, 2018, we recorded income tax expense of $122.1 million compared to an income tax benefit of $49.4 million for the three months ended January 31, 2017. This increase is primarily due to our provisional estimates of the impacts of the Tax Legislation in relation to the seasonality of our business. Income tax expense recorded during the three months ended January 31, 2018 includes $149.4 million related to the impacts of the Tax Legislation. See Item 1, note 7 to the consolidated financial statements for additional discussion.
Tax returns prepared in company-owned and franchise offices through February 28, 2018 increased 0.7% from the prior year. Our business is highly seasonal and results for the quarter ended January 31, as well as results for the period ended February 28, may not be indicative of results for the entire fiscal year.

28	Q3 FY2018 Form 10-Q | H&R Block, Inc.

Consolidated – Financial Results		(in 000s, except per share amounts)
Nine months ended January 31,	2018	2017	$ Change	% Change
Revenues:
U.S. assisted tax preparation fees	$333,956	$306,030	$27,926	9.1%
U.S. royalties	59,395	56,607	2,788	4.9%
U.S. DIY tax preparation fees	38,811	36,748	2,063	5.6%
International revenues	100,659	93,328	7,331	7.9%
Revenues from Refund Transfers	54,721	51,314	3,407	6.6%
Revenues from Emerald Card®	40,292	35,809	4,483	12.5%
Revenues from Peace of Mind® Extended Service Plan	76,495	67,855	8,640	12.7%
Interest and fee income on Emerald Advance	32,333	31,519	814	2.6%
Other	30,420	29,189	1,231	4.2%
Total revenues	767,082	708,399	58,683	8.3%

Compensation and benefits:
Field wages	261,866	237,223	24,643	10.4%
Other wages	140,637	129,479	11,158	8.6%
Benefits and other compensation	86,384	82,619	3,765	4.6%
	488,887	449,321	39,566	8.8%
Occupancy and equipment	311,335	297,275	14,060	4.7%
Marketing and advertising	82,875	103,663	(20,788)	(20.1)%
Depreciation and amortization	136,878	132,192	4,686	3.5%
Provision for bad debt	33,429	29,634	3,795	12.8%
Supplies	12,052	11,467	585	5.1%
Other	200,072	202,385	(2,313)	(1.1)%
Total operating expenses	1,265,528	1,225,937	39,591	3.2%
Other income (expense), net	3,259	4,948	(1,689)	(34.1)%
Interest expense on borrowings	(67,102)	(70,026)	2,924	4.2%
Pretax loss	(562,289)	(582,616)	20,327	3.5%
Income tax benefit	(43,234)	(216,963)	(173,729)	(80.1)%
Net loss from continuing operations	(519,055)	(365,653)	(153,402)	(42.0)%
Net loss from discontinued operations	(10,723)	(8,754)	(1,969)	(22.5)%
Net loss	$(529,778)	$(374,407)	$(155,371)	(41.5)%

Basic and diluted loss per share:
Continuing operations	$(2.49)	$(1.71)	$(0.78)	(45.6)%
Discontinued operations	(0.05)	(0.04)	(0.01)	(25.0)%
Consolidated	$(2.54)	$(1.75)	$(0.79)	(45.1)%

EBITDA from continuing operations (1)	$(358,309)	$(380,398)	$22,089	5.8%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Nine months ended January 31, 2018 compared to January 31, 2017
Revenues increased $58.7 million, or 8.3%, from the prior year. U.S. assisted tax preparation fees increased $27.9 million, or 9.1%, primarily due to a 5.6% increase in tax return volumes and a 3.8% increase in net average charge. U.S. royalties increased $2.8 million, or 4.9%, as we saw an increase in net average charge and royalties from our franchisees related to their offering of Refund Advance loans, while tax return volumes were essentially flat. U.S. DIY fees increased $2.1 million, or 5.6%, primarily due to higher online tax return volumes.

H&R Block, Inc. | Q3 FY2018 Form 10-Q	29

International revenues increased $7.3 million, or 7.9%, primarily due to higher volumes of tax returns and favorable exchange rates in our Australian operations.
Revenues from RTs increased $3.4 million, or 6.6%, primarily due to a price increase, while revenues from Emerald Card transactions increased $4.5 million, or 12.5%, primarily due to higher fees and interchange income.
Revenues from POM increased $8.6 million, or 12.7%, due to an increase in units sold in prior years and changes in the timing of forecasted claims.
Total operating expenses increased $39.6 million, or 3.2%, from the prior year. Field wages increased $24.6 million, or 10.4%, primarily due to higher commission-based wages resulting from higher tax return volumes and higher office labor in our Australian operations. Other wages increased $11.2 million, or 8.6%, due to increased headcount primarily related to information technology resources and inflationary increases in corporate support wages. Occupancy and equipment costs increased $14.1 million, or 4.7%, primarily due to higher rent rates and an increase in the number of company-owned tax offices due to the acquisition of franchisees. Marketing and advertising decreased $20.8 million, or 20.1%, due to the timing of these expenses, as certain expenses shifted to our fourth quarter. Bad debt expense increased $3.8 million primarily due to recoveries made on older EA balances in the prior year, partially offset by a reduction in the overall bad debt rate on current year balances.
Other expenses decreased $2.3 million, or 1.1%. The components of other expenses are as follows:

Nine months ended January 31,	2018	2017	$ Change	% Change
Consulting and outsourced services	$61,607	$67,794	$(6,187)	(9.1)%
Bank partner fees	27,235	23,682	3,553	15.0%
Client claims and refunds	33,647	31,500	2,147	6.8%
Employee travel and related expenses	29,284	29,478	(194)	(0.7)%
Credit card/bank charges	10,904	8,492	2,412	28.4%
Insurance	6,765	11,587	(4,822)	(41.6)%
Legal fees and settlements	8,600	7,468	1,132	15.2%
Other	22,030	22,384	(354)	(1.6)%
	$200,072	$202,385	$(2,313)	(1.1)%

The income tax benefit decreased $173.7 million compared to the prior year to $43.2 million primarily due to our provisional estimates of the impacts of the Tax Legislation in relation to the seasonality of our business. The income tax benefit recorded during the nine months ended January 31, 2018 includes $149.4 million of additional tax expense related to the impacts of the Tax Legislation.
We currently estimate that our annual effective tax rate for fiscal year 2018 will be in a range of approximately 6% to 9%. While we believe we have identified all material implications the Tax Legislation is expected to have on our financial statements and were able to record a reasonable estimate of the impacts as provisional amounts as of and for the nine months ended January 31, 2018, we are continuing to evaluate the impacts of the Tax Legislation and do not consider these provisional estimates to be final. The final impacts may differ from the estimates provided, and could have a material impact on our financial statements. Given the significant complexity of the Tax Legislation, we anticipate changes may result due to further analyzing the impact of the provisions on our federal and state estimates. In addition, anticipated guidance from the IRS about implementing the Tax Legislation and the potential for additional guidance from the SEC or the FASB related to the Tax Legislation, may cause these estimates to be adjusted. See Item 1, note 7 to the consolidated financial statements for additional discussion.
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

30	Q3 FY2018 Form 10-Q | H&R Block, Inc.

Our operations are highly seasonal and substantially all of our revenues and cash flow are generated during the period from February through April. Therefore, we require the use of cash to fund losses from May through January, and typically rely on available cash balances from the prior tax season and borrowings to meet our off-season liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of January 31, 2018 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the nine months ended January 31, 2018 and 2017. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Nine months ended January 31,	2018	2017
Net cash provided by (used in):
Operating activities	$(1,357,701)	$(1,409,859)
Investing activities	(122,573)	64,742
Financing activities	631,342	638,457
Effects of exchange rates on cash	1,792	(2,913)
Net change in cash, cash equivalents and restricted cash	$(847,140)	$(709,573)

Operating Activities. Cash used in operations decreased, primarily due to changes in tax balances resulting from the Tax Legislation and prior year settlement payments related to representation and warranty claims, partially offset by an increased loss for the period.
Investing Activities. Cash used in investing activities totaled $122.6 million for the nine months ended January 31, 2018 compared to cash provided of $64.7 million in the prior year period. This change resulted primarily from cash received from our portfolio of mortgage loans in the prior year, which was sold in fiscal year 2017.
Financing Activities. Cash provided by financing activities totaled $631.3 million for the nine months ended January 31, 2018 compared to $638.5 million in the prior year period. This change resulted primarily from lower borrowings on our CLOC in the current year and share repurchases in the prior year period.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $150.3 million and $141.5 million for the nine months ended January 31, 2018 and 2017, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Capital Investment. Capital expenditures totaled $77.9 million and $73.9 million for the nine months ended January 31, 2018 and 2017, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire franchisee and competitor businesses totaling $39.4 million and $52.8 million for the nine months ended January 31, 2018 and 2017, respectively.
FINANCING RESOURCES – Our 2017 CLOC has capacity up to $2.0 billion, and is scheduled to expire in September 2022. Proceeds under the 2017 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with our 2017 CLOC covenants and had an outstanding balance of $790.0 million as of January 31, 2018. See Item 1, note 5 to the consolidated financial statements for discussion of the Senior Notes and our 2017 CLOC.

H&R Block, Inc. | Q3 FY2018 Form 10-Q	31

The following table provides ratings for debt issued by Block Financial as of January 31, 2018 and April 30, 2017:

As of	January 31, 2018			April 30, 2017
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Negative
Other than as described above, there have been no material changes in our borrowings from those reported as of April 30, 2017 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of January 31, 2018, we held cash and cash equivalents of $187.4 million, including $94.4 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of January 31, 2018.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an increase of $1.8 million during the nine months ended January 31, 2018 compared to a decrease of $2.9 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – In connection with our agreement with BofI, we are required to purchase a 90% participation interest, at par, in all EAs originated by our lending partner. At January 31, 2018, the principal balance of purchased participation interests totaled $345.0 million.
As discussed further in Item 1, note 9 to the consolidated financial statements, we have provided limited guarantees under our Refund Advance Program Agreement of up to $10 million related to loans to clients prior to the IRS accepting electronic filing, with additional limited guarantees for the remaining loans, up to $57 million in the aggregate, which would cover certain incremental loan losses.
There have been no other material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2017 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT – The Tax Legislation, which was signed into law on December 22, 2017, includes major changes to the U.S. federal income taxation of individuals and corporations. For a discussion of the impact of the corporate tax law changes included in the Tax Legislation on our consolidated financial statements, see Item 1, note 7 to the consolidated financial statements. With respect to the individual income tax changes within the Tax Legislation, we do not anticipate any material impact to our business or our consolidated financial position, results of operations, or cash flows for fiscal year 2018. We are continuing to evaluate the impact, which may be material, that the individual income tax changes in the Tax Legislation could have on our business and consolidated financial position, results of operations, and cash flows in the fiscal year ending April 30, 2019 and beyond.
On November 17, 2017, the Consumer Financial Protection Bureau (CFPB) officially published its final rule changing the regulation of certain consumer credit products, including payday loans, vehicle title loans, and high-cost installment loans (the “Payday Rule”).  Certain limited provisions of the Payday Rule became effective on January 16, 2018, but most provisions do not become effective until August 19, 2019. However, on January 16, 2018, the CFPB stated its intention to engage in a rulemaking process so that the CFPB may reconsider the Payday Rule. Given this development, we expect the Payday Rule will be revised. Depending on the outcome of that rulemaking process, which may include the Payday Rule becoming effective in its current form, the Payday Rule may have a material adverse impact on the EA product, our business, and our consolidated financial position, results of operations, and cash flows. We will continue to analyze the potential impact on the Company as the CFPB’s rulemaking process progresses.

32	Q3 FY2018 Form 10-Q | H&R Block, Inc.

On October 5, 2016, the CFPB released its final rule regulating certain prepaid products (the “Prepaid Card Rule”). The Prepaid Card Rule was scheduled to take effect on April 1, 2018. However, on January 25, 2018, the CFPB amended the Prepaid Card Rule and extended the general effective date until April 1, 2019. Once effective, the Prepaid Card Rule will apply to the H&R Block Emerald Prepaid MasterCard®, but we do not believe the rule will apply to the EA or Refund Advance products because they are non-covered separate credit products. The Prepaid Card Rule, among other things: (i) requires consumer disclosures to be made prior to acquiring a prepaid account; (ii) requires periodic statements or online access to specified account information; and (iii) requires online posting of the Cardholder Agreement and submission of new and revised Cardholder Agreements to the CFPB. We are continuing to assess the impact of these changes on the H&R Block Emerald Prepaid MasterCard®, but we do not currently expect that the Prepaid Card Rule will have a material adverse effect on our business or our consolidated financial position, results of operations, and cash flows.
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
The following is a reconciliation of EBITDA from continuing operations to net loss:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2018	2017	2018	2017
Net loss - as reported	$(245,645)	$(104,514)	$(529,778)	$(374,407)
Discontinued operations, net	2,720	3,302	10,723	8,754
Net loss from continuing operations - as reported	(242,925)	(101,212)	(519,055)	(365,653)
Add back:
Income taxes of continuing operations	122,120	(49,386)	(43,234)	(216,963)
Interest expense of continuing operations	24,560	25,940	67,102	70,026
Depreciation and amortization of continuing operations	48,488	45,160	136,878	132,192
	195,168	21,714	160,746	(14,745)
EBITDA from continuing operations	$(47,757)	$(79,498)	$(358,309)	$(380,398)

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

H&R Block, Inc. | Q3 FY2018 Form 10-Q	33

or predictions of future conditions, events or results. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. They may include estimates of revenues, client trajectory, income, effective tax rate, earnings per share, capital expenditures, dividends, stock repurchase, liquidity, capital structure, market share, industry volumes or other financial items, descriptions of management's plans or objectives for future operations, services or products, or descriptions of assumptions underlying any of the above. All forward-looking statements speak only as of the date they are made and reflect the Company's good faith beliefs, assumptions and expectations, but they are not guarantees of future performance or events. Furthermore, the Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data or methods, future events or other changes, except as required by law.
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause such differences include, but are not limited to, a variety of economic, competitive, operational and regulatory factors, many of which are beyond the Company's control. In addition, factors that may cause the Company’s actual effective tax rate to differ from estimates include the Company’s actual results from operations compared to current estimates, future discrete items, changes in interpretations and assumptions the Company has made, guidance from the IRS, SEC, or the FASB about the Tax Legislation, and future actions of the Company. Investors should understand that it is not possible to predict or identify all such factors and, consequently, should not consider any such list to be a complete set of all potential risks or uncertainties.
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended April 30, 2017 and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017 and Item 1A, Risk Factors in any subsequently-filed Quarterly Reports on Form 10-Q.

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
ITEM 1A.    RISK FACTORS
Except as described in Part I, Item 2, Regulatory Environment, there have been no material changes in our risk factors from those reported at April 30, 2017 in our Annual Report on Form 10-K.

34	Q3 FY2018 Form 10-Q | H&R Block, Inc.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2018 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1 - November 30	—	$—	—	$1,183,190
December 1 - December 31	3	$27.22	—	$1,183,190
January 1 - January 31	3	$26.69	—	$1,183,190
	6	$26.80	—

(1)
We purchased approximately 6 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units.

(2)	In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

12.1	Computation of Ratio of Earnings to Fixed Charges for H&R Block, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges for Block Financial LLC.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

H&R Block, Inc. | Q3 FY2018 Form 10-Q	35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
March 7, 2018

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
March 7, 2018

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
March 7, 2018

36	Q3 FY2018 Form 10-Q | H&R Block, Inc.