Form 10-K
period 2018-04-30
H&R BLOCK INC
filed 2018-06-15
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the registrant's Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2017, was $5,206,300,675.
Number of shares of the registrant's Common Stock, without par value, outstanding on May 31, 2018: 209,255,308.
Documents incorporated by reference
The definitive proxy statement for the registrant's Annual Meeting of Shareholders, to be held September 13, 2018, is incorporated by reference in Part III to the extent described therein.

2018 FORM 10-K AND ANNUAL REPORT

INTRODUCTION
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Specified portions of our proxy statement are "incorporated by reference" in response to certain items. Our proxy statement will be made available to shareholders no later than 120 days after April 30, 2018, and will also be available on our website at www.hrblock.com.
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
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause such differences include, but are not limited to, a variety of economic, competitive, operational and regulatory factors, many of which are beyond the Company's control. In addition, factors that may cause the Company’s actual effective tax rate to differ from estimates include the Company’s actual results from operations compared to current estimates, future discrete items, changes in interpretations and assumptions the Company has made, guidance from the Internal Revenue Service (IRS), SEC, or the Financial Accounting Standards Board (FASB) about the Tax Cuts and Jobs Act (Tax Legislation), and future actions of the Company. Investors should understand that it is not possible to predict or identify all such factors and, consequently, should not consider any such list to be a complete set of all potential risks or uncertainties.
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout this Form 10-K. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Estimates" of this Form 10-K.
PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri and has subsidiaries that provide tax preparation and other services. A complete list of our subsidiaries as of April 30, 2018 can be found in Exhibit 21.
We provide assisted income tax return preparation, do-it-yourself (DIY) tax solutions and other services and products related to income tax return preparation to the general public primarily in the United States (U.S.), Canada, Australia, and their respective territories.

H&R Block, Inc. | 2018 Form 10-K	1

RECENT DEVELOPMENTS –
Tax Legislation. On December 22, 2017, the U.S. government enacted Tax Legislation, which makes broad and complex changes to both the corporate income tax provisions and individual income tax provisions of the U.S. tax code generally effective beginning in calendar year 2018.
The corporate tax provisions impacted our financial statements as of April 30, 2018, the most significant being a reduction in the U.S. federal corporate income tax rate from 35% to 21% and the imposition of a one-time transition tax on certain earnings of foreign subsidiaries. The impact of the rate decrease is exaggerated in fiscal year 2018 due to the seasonality of our business and our differing year ends for corporate income tax filing and financial reporting purposes. Our tax returns for the U.S. are filed on a calendar year-end basis. Therefore, pretax losses for the eight months ended December 31, 2017 resulted in income tax benefits based on the statutory rate of 35%, while the pretax income we generated in the four months ended April 30, 2018 was taxed at the statutory rate of 21%. Our effective tax rate for fiscal year 2018 was 6.3%, and we expect an annual effective tax rate in the range of 23% to 25% for fiscal year 2019. Our effective tax rate for fiscal year 2019 could deviate from this range, possibly materially, due to, among other things, the Company's actual results from operations compared to current estimates, future discrete items, changes in interpretations and assumptions the Company has made, or future actions of the Company. See additional discussion in Part II, Item 7 under "Results of Operations" and Part II, Item 8, note 9 to the consolidated financial statements.
The changes to the individual income tax provisions include a reduction of the individual federal tax rate brackets for most income levels, the elimination of personal exemptions, an increase in the standard deduction, and placing a cap on the aggregate amount of property, sales, and state and local income tax deductions at $10,000.  These changes did not impact our April 30, 2018 financial statements, but we believe they will cause a decrease in the number of filers who itemize deductions beginning in fiscal year 2019.  We recently announced an intent to review our overall pricing structure, which we expect will address the impact of the recent Tax Legislation and negatively impact revenues in fiscal year 2019.  See Item 1A, “Risk Factors,” for further information on Tax Legislation.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation services seamlessly. See discussion below and in Item 8, note 13 to the consolidated financial statements.
DESCRIPTION OF BUSINESS
GENERAL – We provide assisted and DIY tax return preparation solutions through multiple channels (including in-person, online and mobile applications, and desktop software) and distribute H&R Block-branded products and services, including those of our financial partners, to the general public primarily in the U.S., Canada, Australia, and their respective territories. Major revenue sources include fees earned for tax preparation and related services performed at company-owned retail tax offices, royalties from franchisees, fees for online tax preparation services, sales of desktop tax preparation software, and fees from related services and products. By offering assisted and DIY tax solutions through multiple channels, we seek to serve our clients in the manner they choose to be served.
Tax Returns Prepared. During fiscal year 2018, 23.3 million tax returns were prepared by and through H&R Block worldwide, including those prepared by our franchisees and through our DIY solutions, an increase of 1.5% from 23.0 million in fiscal year 2017, and 23.1 million in fiscal year 2016. In the U.S., 20.0 million tax returns were prepared by and through H&R Block during fiscal year 2018, an increase of 2.5% from 19.5 million in 2017, and 19.6 million in 2016.
U.S. tax returns prepared by and through us during the 2018 tax season, including those prepared by our franchisees and through our DIY solutions, constituted approximately 14% of an IRS estimate of total individual income tax returns filed during the 2018 tax season, which is flat to the prior year. See Item 7, under "Results of Operations," for further discussion of changes in the number of tax returns prepared.
ASSISTED – Assisted income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or our franchisees, or via an internet review of client-prepared tax returns. Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest if we make an error on a return.

2	2018 Form 10-K | H&R Block, Inc.

Offices. During the 2018 tax season, we, together with our franchisees, operated in 9,981 offices across the U.S. at the peak of the tax season, compared to 10,036 in the prior year. A summary of our company-owned and franchise offices is included in Item 7, under "Operating Statistics."
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
DO-IT-YOURSELF – We develop and market DIY income tax preparation software. We offer a comprehensive range of DIY tax services, including federal and state income tax return solutions, access to tax tips, advice and tax-related news, use of calculators for tax planning, error checking and electronic filing. Our online software may be accessed through our website at www.hrblock.com, while our desktop software may be purchased online, through third-party retail stores or via direct mail. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000, if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that the client would otherwise not have been required to pay.
We are a member of Free File, Inc. This organization was created by the tax return preparation industry and the IRS, and allows qualified filers with an adjusted gross income of $66,000 or less to prepare and file their federal return online at no charge. We believe this program provides a valuable public service and increases our visibility with new clients.
We develop and offer applications for mobile devices which provide tax return preparation solutions and related services and products to clients, including tools that complement our other tax preparation services and products.
OTHER OFFERINGS – We also offer U.S. clients a number of additional services, including Refund Transfers (RTs), H&R Block Emerald Advance® lines of credit (EAs), H&R Block Emerald Prepaid Mastercard® (Emerald Card), our Peace of Mind® Extended Service Plan (POM), Tax Identity Shield® (TIS), and Refund Advance loans (RAs). For our Canadian clients we also offer POM, an Instant Cash Back® refund option, and an H&R Block Pay With Refund® option.
Refund Transfers. RTs enable clients to receive their tax refunds by their chosen method of disbursement and include a feature enabling clients to deduct tax preparation and service fees from their tax refunds. Depending on circumstances, clients may choose to receive their RT proceeds by direct deposit to a deposit account, by a load to their Emerald Card or by receiving a check. RTs are available to U.S. clients and are frequently obtained by those who (1) do not have bank accounts into which the IRS can direct deposit their refunds; (2) like the convenience and benefits of a temporary account for receipt of their refund; or (3) prefer to have their tax preparation fees paid directly out of their refunds. RTs are offered through our relationship with BofI Federal Bank (BofI). We offer a similar program to our Canadian clients, referred to as H&R Block Pay With Refund®.
H&R Block Emerald Advance® Lines of Credit. EAs are lines of credit offered to clients in our offices, typically from late November through December, currently in an amount not to exceed $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be utilized year-round. In addition to the required monthly payments, borrowers may elect to pay down balances on EAs with their tax refunds. These lines of credit are offered by BofI, and we subsequently purchase a participation interest in all EAs originated by BofI.
H&R Block Emerald Prepaid Mastercard®. The Emerald Card enables clients to receive their tax refunds from the IRS directly on a prepaid debit card, or to direct RT, EA or RA proceeds to the card. The card can be used for everyday purchases, bill payments and ATM withdrawals anywhere Mastercard® (Mastercard is a registered trademark of Mastercard International Incorporated) is accepted. Additional funds can be added to the card year-round through direct deposit or at participating retail locations. We distribute the Emerald Card issued by BofI.
Peace of Mind® Extended Service Plan. We offer POM to U.S. and Canadian clients, whereby we (1) represent our clients if they are audited by a taxing authority, and (2) assume the cost, subject to certain limits, of additional taxes

H&R Block, Inc. | 2018 Form 10-K	3

owed by a client resulting from errors attributable to H&R Block. The additional taxes paid under POM have a cumulative limit of $6,000 for U.S. clients and $3,000CAD for Canadian clients with respect to the federal, state/provincial and local tax returns we prepared for applicable clients during the taxable year protected by POM.
Tax Identity Shield®. This program offers clients assistance in helping protect their tax identity and access to services to help restore their tax identity if necessary. Prevention services include a daily scan of the dark web for personal information, a pre-tax season identity theft risk assessment, notifying clients if their information is detected on a tax return filed through H&R Block, and obtaining additional IRS identity protections when eligible.
Refund Advance Loans. RAs are interest-free loans offered by BofI, which are available to eligible assisted U.S. tax preparation clients in company-owned and participating franchise locations. In tax season 2018, RAs were offered in amounts of $500, $750, $1,250 and $3,000, based on client eligibility as determined by BofI.
Instant Cash Back®. Our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), for a fee. The fee charged for this service is mandated by federal legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund amount is then sent by the CRA directly to us.
SEASONALITY OF BUSINESS – Because most of our clients file their tax returns during the period from January through April of each year, a substantial majority of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through the first three quarters of our fiscal year.
COMPETITIVE CONDITIONS – We provide both assisted and DIY tax preparation services and products and face substantial competition in and across each category. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services, and we face significant competition from independent tax preparers and certified public accountants. Many tax return preparation firms are involved in providing RTs and RAs or similar services to the public. Tax return preparation firms are highly competitive with regard to price and service, and many firms offer services that may include preparation of tax returns at no charge.
Our DIY tax solutions include various forms of digital electronic assistance, including online and mobile applications and desktop software. Many other companies offer DIY tax preparation services, including Intuit Inc., our largest competitor offering such services. Price and marketing competition for DIY tax preparation services is intense among value and premium product offerings and many firms offer DIY services and products at no charge.
Our assisted tax preparation business faces competition from firms offering DIY tax preparation services and products, while our DIY tax solutions also compete with in-office tax preparation services. U.S. federal and certain state and foreign taxing authorities also currently offer, or facilitate the offering of, tax return preparation and filing options to taxpayers at no charge.
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

4	2018 Form 10-K | H&R Block, Inc.

also subject to possible monitoring by the IRS, and if deemed appropriate, the IRS could impose various penalties, including suspension from the IRS electronic filing program.
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
State Regulations. Certain states have privacy laws and regulations in addition to the U.S. federal regulations described above. All states have now passed data security breach notice laws which may require notice to impacted individuals and others if there is unauthorized access to certain sensitive personal information. Several states require income tax return preparers to, among other things, register as a return preparer and comply with certain registration requirements such as testing and continuing education. State regulations may also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns, and may prohibit preparers from continuing to act as income tax return preparers if they engage in specified misconduct. Certain states have regulations and requirements relating to offering income tax courses. These requirements may include licensing, bonding and certain restrictions on advertising.
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

H&R Block, Inc. | 2018 Form 10-K	5

We hold a small but growing patent portfolio that we believe is important to our overall competitive position, although we are not materially dependent on any one patent or particular group of patents in our portfolio at this time. Our patents have remaining terms generally ranging from one to 20 years.
EMPLOYEES AND EXECUTIVE OFFICERS
We had approximately 2,700 regular full-time employees as of April 30, 2018. Our business is dependent on the availability of a seasonal workforce, including tax professionals, and our ability to hire, train, and supervise these employees. The highest number of persons we employed during the fiscal year ended April 30, 2018, including these seasonal employees, was approximately 90,700.
Information about our executive officers is as follows:

Name, age	Current position	Business experience since May 1, 2013
Jeffrey J. Jones II, age 50	President and Chief Executive Officer
President and Chief Executive Officer since October 2017; President and Chief Executive Officer-Designate from August 2017 to October 2017; President of Ridesharing at Uber Technologies, Inc. from October 2016 until March 2017; Executive Vice President and Chief Marketing Officer of Target Corporation from April 2012 until September 2016.

Tony G. Bowen, age 43	Chief Financial Officer	Chief Financial Officer since May 2016; Vice President, U.S. Tax Services Finance from May 2013 through April 2016.
Kellie J. Logerwell, age 48	Chief Accounting Officer	Chief Accounting Officer since July 2016; Vice President of Corporate and Field Accounting from December 2014 until July 2016; Assistant Controller from December 2010 until December 2014.
Thomas A. Gerke, age 62	General Counsel and Chief Administrative Officer
General Counsel and Chief Administrative Officer since May 2016; served as Chief Executive Officer (in an interim capacity) from August 2017 until October 2017; Chief Legal Officer (formerly titled Senior Vice President and General Counsel) from January 2012 through April 2016; Executive Vice President, General Counsel and Secretary of YRC Worldwide from January 2011 until April 2011; Executive Vice Chairman, Century Link, Inc. from July 2009 until December 2010; President and Chief Executive Officer, Embarq Corporation (in an interim capacity from December 2007 until March 2008 and by appointment from March 2008 until June 2009).

Karen Orosco, age 47	Senior Vice President, U.S. Retail	Senior Vice President, U.S. Retail since May 2016; Vice President of Retail Operations from May 2011 until May 2016.
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

6	2018 Form 10-K | H&R Block, Inc.

Information contained on our website does not constitute any part of this report.
ITEM 1A. RISK FACTORS
Our business activities expose us to a variety of risks. Identification, monitoring, and management of these risks are essential to the success of our operations and the financial soundness of H&R Block. Senior management and the Board of Directors, acting as a whole and through its committees, take an active role in our risk management process and have delegated certain activities related to the oversight of risk management to the Company's Enterprise Risk Committee, which is comprised of senior managers of major businesses and control functions. The Risk Committee is responsible for identifying and monitoring risk exposures and leading the continued development of our risk management policies and practices.
An investment in our securities involves risk, including the risk that the value of that investment may decline or that returns on that investment may fall below expectations. There are a number of significant factors that could cause actual conditions, events, or results to differ materially from those described in forward-looking statements, many of which are beyond management's control or its ability to accurately estimate or predict, or that could adversely affect our financial position, results of operations, cash flows, and the value of an investment in our securities.
RISKS RELATING TO CONTINUING OPERATIONS
The individual income tax changes contained in the Tax Legislation may have a negative impact on the demand for and pricing of our services, which could adversely affect our business and our consolidated financial position, results of operations, and cash flows.
On December 22, 2017, the U.S. government enacted Tax Legislation, which among other things, makes significant changes to the individual income tax provisions of the Internal Revenue Code generally effective beginning in calendar year 2018, including a reduction of individual federal tax rate brackets at most income levels, the elimination of personal exemptions, an increase in the standard deduction, and placing a cap on the aggregate amount of property, sales, and state and local income tax deductions at $10,000. The Tax Legislation is likely to increase the number of individual taxpayers that choose to utilize the standard deduction beginning in tax season 2019, which could decrease the demand or the amount we charge for our services, and, in turn, have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
There are various other initiatives from time to time seeking to modify the Internal Revenue Code or otherwise simplify tax return preparation. In addition, taxing authorities in various state, local, and foreign jurisdictions in which we operate have also introduced measures seeking to simplify or otherwise modify the preparation and filing of tax returns in their respective jurisdictions. The adoption or expansion of any measures that significantly simplify tax return preparation, expedite refunds, or otherwise reduce the need for third-party tax return preparation services could reduce demand for our services and products and could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
Increased competition for tax preparation clients could adversely affect our current market share and profitability. Offers of free tax preparation services could adversely affect our revenues and profitability.
We provide both assisted and DIY tax preparation services and products and face substantial competition throughout our businesses. All categories in the tax return preparation industry are highly competitive and additional competitors have entered, and in the future may enter, the market to provide tax preparation services or products. In the assisted tax services category, there are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Commercial tax return preparers are highly competitive with regard to price and service. In the DIY category, options include various forms of digital electronic assistance, including online and mobile applications, and desktop software, all of which we offer. Our DIY services and products compete with a number of online and software companies, primarily on price and functionality. Individual tax filers may elect to change their tax preparation method, choosing from among various assisted and DIY offerings, and technology increasingly makes switching among tax preparers and tax preparation methods easier for those consumers. Technology advances quickly and in new and unexpected ways, and it is difficult to predict the manner in which these changes will impact the tax return preparation industry, the problems we may encounter in enhancing our services and products or the time and resources we may need to devote to the creation, support, and maintenance of technological enhancements. If we are slow to enhance our services, products, or technologies, if our competitors are able to achieve results more quickly

H&R Block, Inc. | 2018 Form 10-K	7

than us, or if there are new and unexpected entrants into the industry, we may fail to capture, or lose, a significant share of the market. Additionally, we and many other tax return preparation firms are involved in providing one or more of RTs, prepaid cards, RAs, other financial services and products, and other tax-related services and products, many of which are subject to regulatory scrutiny, litigation, and other risks. We can make no assurances that we will be able to offer, or continue to offer, all of these services and products and a failure to do so could negatively impact our financial results and ability to compete. Intense competition could result in a reduction of our market share, lower revenues, lower margins, and lower profitability.
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
Government tax authorities, volunteer organizations, and our competitors may also elect to implement or expand free offerings in the future. Free File, Inc., which exists under an agreement that expires in October 2020, is currently the sole means by which the IRS offers DIY tax software to taxpayers. If the Free File program is terminated and the IRS itself provides tax preparation services, the federal government would become our direct competitor, which could potentially have material adverse revenue implications.
In addition, from time to time, U.S. federal and state governments have considered various proposals through which the respective governmental taxing authorities would use taxpayer information provided by employers, financial institutions, and other payers to "pre-populate," prepare and calculate tax returns and distribute them to taxpayers. Under this approach, the taxpayer could then review and contest the return or sign and return it, reducing the need for third-party tax return preparation services and the demand for our services and products, which could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows. There are various initiatives from time to time seeking to expedite refunds, which could reduce the demand for RTs. In addition, the IRS has in the past explored the possibility of allowing taxpayers to allocate a portion of their tax refunds to pay tax preparation fees, but the IRS has not advanced this initiative. We believe that governmental encroachment at both the U.S. federal and state levels, as well as comparable government levels in foreign jurisdictions in which we operate, could present a continued competitive threat to our business for the foreseeable future.
Failure to comply with laws and regulations that protect our clients' and employees' personal information could harm our brand and reputation and could result in significant fines, penalties, and damages.
In the course of our business, we collect, use, and retain large amounts of personal information and data from our clients, including tax return information, financial product and service information, and social security numbers. In addition, we collect, use and retain personal information and data of our employees in the ordinary course of our business. We use security and business controls to limit access to and use of personal information, but unauthorized individuals or third parties may be able to circumvent these security and business measures, which could cause us to determine that it is required or advisable for us to notify affected clients, employees, or regulators under applicable privacy laws and regulations. In the normal course of their duties, some full-time and temporary employees, as well as some contractors and third-party vendors, may have access to or execute transactions requiring the personal information of clients and employees. While we conduct employee background checks, as allowed by law, and limit access to systems and data, it is possible that one or more of these controls could fail or be circumvented. In addition, though we impose certain requirements and controls on our third-party vendors, it is possible that our third-party vendors may not appropriately employ the controls that we require of them or that such controls may be insufficient to protect personal information. Improper disclosure or use of our clients' or employees' information could require remedial actions or disclosures which could be costly; furthermore, the resulting damage to our brand and reputation could be significant and long-lasting. Additionally, we may be subject to claims and litigation by clients, employees, or governmental agencies, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

8	2018 Form 10-K | H&R Block, Inc.

We are subject to laws, rules, and regulations relating to the collection, use, disclosure, and security of consumer and employee personal information, which have drawn increased attention from U.S. federal, state, and foreign governmental authorities in jurisdictions in which we operate. In the U.S., the IRS generally requires a tax return preparer to obtain the prior written consent of the taxpayer to use or disclose the taxpayer's information for certain purposes other than tax return preparation, which may limit our ability to market revenue-generating products to our clients. In addition, other regulations require financial institutions to adopt and disclose their consumer privacy notice and generally provide consumers with a reasonable opportunity to "opt-out" of having nonpublic personal information disclosed to unaffiliated third parties. Numerous jurisdictions have passed, and may in the future pass, new laws related to the use and retention of consumer information and this area continues to be an area of interest for U.S. federal, state, and foreign governmental authorities. These laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction, and our current data protection policies and practices may not be consistent with all of those interpretations and applications. In addition, changes in U.S. federal and state regulatory requirements, as well as requirements imposed by governmental authorities in foreign jurisdictions in which we operate, could result in more stringent requirements and in a need to change business practices, including the types of information we can use and the manner in which we can use such information. Establishing systems and processes to achieve compliance with these new requirements may increase our costs or limit our ability to pursue certain business opportunities.
A security breach of our systems, or third-party systems on which we rely, resulting in unauthorized access to personal client information or other sensitive, nonpublic information, may adversely affect the demand for our services and products, our reputation, and financial performance.
We offer a range of services and products to our clients, including assisted and DIY tax return preparation solutions, and financial products and services. Due to the nature of these services and products, we use multiple digital technologies to collect, transmit, and store high volumes of personal client information. We also host, collect, use, and retain other sensitive, nonpublic information, such as employee social security numbers, healthcare information, and payroll information, as well as confidential, nonpublic business information. Certain third parties and vendors have access to personal client information to help deliver customer benefits and products, or may host certain of our and our customers’ sensitive and personal information and data. Information security risks to companies that use digital technologies continue to increase due in part to the increased adoption of and reliance upon these technologies by companies and consumers. Our risk and exposure to these matters remain heightened due to a variety of factors including, among other things, the evolving nature of these threats and related regulation, the increased sophistication of organized crime, cyber criminals, and hackers, the prominence of our brand, our and our franchisees' extensive office footprint, our plans to continue to implement strategies for our online and mobile applications and our desktop software, and our use of third-party vendors.
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
Although we expend significant resources to maintain multiple levels of protection in order to address or otherwise mitigate the risk of a security breach, such measures cannot provide absolute security. We regularly test our systems to discover and address potential vulnerabilities, and we rely on training and testing of our employees regarding heightened phishing and social engineering threats. Due to the structure of our business model, we also rely on our franchisees and other private and governmental third parties to maintain secure systems and respond to cybersecurity risks. Cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a high priority for us. As risks and regulations continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Notwithstanding these efforts, there can be no assurance that a security breach, intrusion, or loss or theft of personal client information will not occur. In addition, the techniques used to obtain unauthorized access change frequently, become more sophisticated, and are often undetectable until after a successful attack, causing us to be unable to anticipate these techniques or implement adequate preventive measures. Although we generally seek to maintain insurance from time to time that might mitigate some of our

H&R Block, Inc. | 2018 Form 10-K	9

damages in the event of a significant security breach or cyberattack, we would still be exposed to damages in the amounts of our deductibles, retentions, and for losses outside of the scope of our policies (e.g., reputational harm). Furthermore, insurance against cybersecurity risks may cease to be available to us in the future or the pricing of such insurance may be prohibitively costly.
A breach of our security measures or those of our franchisees or third parties on whom we rely, or other fraudulent activity, could result in unauthorized access to personal client information or other sensitive, nonpublic information. If such an event were to occur, it could have serious short and long term negative consequences. Security breach remediation could require us to expend significant resources to notify or assist impacted individuals, repair damaged systems, implement modified information security measures, and maintain client and business relationships. Other consequences could include reduced client demand for our services and products, loss of valuable intellectual property, reduced growth and profitability and negative impacts to future financial results, loss of our ability to deliver one or more services or products (e.g., inability to provide financial products and services or to accept and process client credit card orders or tax returns), litigation, harm to our reputation and brands, fines, penalties, and other damages, and further regulation and oversight by U.S. federal, state, or foreign governmental authorities.
A security breach or other unauthorized access to our systems could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Stolen identity refund fraud and other fraud could impede our clients' ability to timely and successfully file their tax returns and receive their tax refunds, and could diminish consumers' perceptions of the security and reliability of our products and services, resulting in negative publicity. Increased governmental regulation to attempt to combat fraud could adversely affect our revenues and profitability.
Companies offering tax preparation services (especially those offering DIY solutions) are at risk of criminals utilizing stolen information obtained through hacking, phishing, and other means of identity theft in order to electronically file fraudulent federal and state tax returns. As a result, impacted taxpayers must complete additional forms and go through additional steps in order to report to appropriate authorities that their identities have been stolen and their tax returns were filed fraudulently. Though we offer assistance in the refund recovery process and offer our TIS product to help protect clients, stolen identity refund fraud could impede our clients' ability to timely and successfully file their returns and receive their tax refunds, and could diminish consumers' perceptions of the security and reliability of our products and services, resulting in negative publicity, despite there having been no breach in the security of our systems. In addition, if stolen identity refund fraud is perpetrated at a material level through our products or services, state, federal, or foreign tax authorities may refuse to allow us to continue to process our clients' tax returns electronically. As a result, stolen identity refund fraud could harm our revenue, results of operations, and reputation.
Federal, state, and foreign governmental authorities in jurisdictions in which we operate have taken action, and may in the future take additional action, in an attempt to combat stolen identity refund fraud, which may require changes to our systems and business practices, that we cannot anticipate. These actions may have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Our clients may access our services and products from personal or public computers and mobile devices and may install and use our DIY desktop software on their computers. Those computers and other devices may have outdated systems, may run software that is no longer supported, or may not have security patches installed on a timely basis. Due to these and other factors, a person with malicious intent could obtain user account and password information from our clients through hacking, phishing, or other means of cyber attack, in order to perpetrate stolen identity refund fraud and other crimes against our clients. It has been reported that a number of companies, including some in the tax return preparation industry, have experienced instances where criminals gained unauthorized and illegal access to their systems by using stolen identity information (e.g., user account and password information) from sources other than those companies. The unauthorized and illegal access to those systems was used by criminals to perpetrate a variety of crimes, including stolen identity refund fraud. We could experience this form of unauthorized and illegal access to our systems, despite there having been no breach in the security of our systems, which could negatively impact our clients and harm our revenue, results of operations, and reputation. Additionally, if such unauthorized or illegal access occurs, we may be subject to claims and litigation by clients, non-clients, or governmental agencies.

10	2018 Form 10-K | H&R Block, Inc.

An interruption in our information systems, or those of our franchisees or a third party on which we rely, or an interruption in the internet, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
We, our franchisees, and other third parties involved in our business operations rely heavily upon communications, networks, and information systems and the internet to conduct our business. These networks, systems, and operations are potentially vulnerable to damage or interruption from upgrades and maintenance, network failure, hardware failure, software failure, power or telecommunications failures, cyber attacks involving the penetration of our network by hackers or other unauthorized users (e.g., through computer viruses and worms, malicious code, phishing attacks, denial of service attacks, information security breaches, or other negative disruptions to the operation of the internet), human error, and natural disasters. As our businesses are seasonal, our systems must be capable of processing high volumes during our peak periods. Therefore, any failure or interruption in our information systems, or information systems of our franchisees or a private or government third party on which we rely, or an interruption in the internet or other critical business capability, could negatively impact our business operations and reputation, and increase our risk of loss.
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
We may not be effective in achieving our strategic and operating objectives, and our efforts may increase costs without achieving expected future benefits, or otherwise materially and adversely affect our business, consolidated financial position, results of operations, and cash flows.
We are conducting an ongoing comprehensive strategy review. Implementing the strategic and operating objectives resulting from such review will require investments of capital and human resources. Although these activities are expected to improve our future long term trajectory, they are also expected to have a negative impact on the Company’s financial position, results of operations, and cash flows in the short term.
While we believe that our strategic and operating objectives reflect opportunities that are appropriate and achievable, there is a possibility that our objectives may not deliver projected long-term growth in revenue and profitability due to inadequate execution, incorrect assumptions, global or local economic conditions, competition, changes in the tax return preparation industry, sub-optimal resource allocation, or other reasons, including any of the other risks described in this “Risk Factors” section. In pursuit of our strategic and operating objectives, we may also invest significant time and resources into new initiatives, and these offerings could fail to yield sufficient return to cover our investment. If we are unable to realize the expected benefits from our new strategic framework, there could be a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

H&R Block, Inc. | 2018 Form 10-K	11

to provide consumer financial services and products. The Dodd-Frank Act also expanded the role of state regulators in enforcing and promulgating financial consumer protection laws, the results of which could be (i) states issuing new and broader financial consumer protection laws, some of which could be more comprehensive than existing U.S. federal regulations, or (ii) state attorneys general bringing actions to enforce federal consumer protection laws in the absence of CFPB action.
Currently proposed or new CFPB and state regulations may require changes to our financial products, services and contracts, and this could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Examples of recent CFPB action include the following:

▪
On November 17, 2017, the CFPB officially published its final rule changing the regulation of certain consumer credit products, including payday loans, vehicle title loans, and high-cost installment loans (the "Payday Rule"). Certain limited provisions of the Payday Rule became effective on January 16, 2018, but most provisions do not become effective until August 19, 2019. However, on January 16, 2018, the CFPB stated its intention to engage in a rulemaking process so that the CFPB may reconsider the Payday Rule, and industry groups have filed lawsuits challenging the rule. Given these developments, we are unsure whether, and in what form, the Payday Rule will to into effect. Depending on the outcome of the rulemaking process and litigation, which may include the Payday Rule becoming effective in its current form, the Payday Rule may have a material adverse impact on the EA product, our business, and our consolidated financial position, results of operations, and cash flows. We will continue to analyze the potential impact on the Company as the CFPB’s rulemaking process progresses.

▪
On October 5, 2016, the CFPB released its final rule regulating certain prepaid products (the "Prepaid Card Rule"). The Prepaid Card Rule was scheduled to take effect on April 1, 2018, with certain provisions phased in over time following that date. However, on January 25, 2018, the CFPB amended the Prepaid Card Rule and extended the general effective date until April 1, 2019. Once effective, the Prepaid Card Rule will apply to the Emerald Card. The Prepaid Card Rule, among other things: (i) requires consumer disclosures to be made prior to acquiring a prepaid account; (ii) requires periodic statements or online access to specified account information; and (iii) requires online posting of the Cardholder Agreement and submission of new and revised Cardholder Agreements to the CFPB. We do not expect that the Prepaid Card Rule will have a material adverse effect on our business or our consolidated financial position, results of operations, and cash flows.

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
Tax laws and tax forms are subject to change each year, and the nature and timing of such changes are unpredictable. As a part of our business, we must incorporate any changes to tax laws and tax forms into our tax service and product offerings, including our online and mobile applications and desktop software. The unpredictable nature, timing and effective dates of changes to tax laws and tax forms can result in condensed development cycles for our tax service and product offerings because our clients expect high levels of accuracy and a timely launch of such offerings to prepare and file their taxes by the tax filing deadline and, in turn, receive any tax refund amounts on a timely basis. In addition, governmental authorities regularly change their processes for accepting tax filings and related tax forms. Further, changes in governmental administrations or regulations could result in a delay of the start of the tax season or in further and unanticipated changes in requirements or processes. Changes in governmental regulations and processes that affect how we provide services and products to our clients may require us to make corresponding changes to our client service systems and procedures. Furthermore, unanticipated changes in governmental processes for accepting tax filings and related forms, or the ability of taxing authorities to accept electronic tax return filings, may result in delays in our processing of our clients' tax filings, or delays in tax authorities accepting electronic tax return filings, and, in turn, delay any tax refund amounts to which such clients may be entitled. From time to time, we review and enhance our quality controls for preparing accurate tax returns, but there can be no assurance that we will be able to prevent all inaccuracies. Any significant delays in launching our tax service and product offerings, changes in government regulations or processes that affect how we provide such offerings to our clients, or significant

12	2018 Form 10-K | H&R Block, Inc.

problems with such offerings or the manner in which we provide them to our clients may harm our revenue, results of operations, and reputation.
If we encounter development challenges or discover errors in our systems, services or products, we may elect to delay or suspend our offerings. Any major defects or launch delays, or unanticipated changes in governmental processes for accepting tax filings and related forms, may lead to loss of clients and revenue, negative publicity, client and employee dissatisfaction, a deterioration in our business relationships with our franchisees, reduced retailer shelf space and promotions, exposure to litigation, and increased operating expenses. Any of the risks described above could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Regulatory actions could have an adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
The Company is subject to additional federal, state, local, and foreign laws and regulations, including, without limitation, in the areas of franchise, labor, immigration, advertising, consumer protection, financial services and products, payment processing, privacy, anti-competition, environmental, health and safety, insurance, and healthcare. There have been significant new regulations and heightened focus by the government in some of these areas, including, for example, healthcare, consumer financial services and products, and labor, including overtime and exemption regulations and state and local laws on minimum wage and other labor-related issues. There may be additional regulatory actions or enforcement priorities, or new interpretations of existing requirements that differ from ours. These developments could impose unanticipated limitations or require changes to our business, which may make elements of our business more expensive, less efficient, or impossible to conduct, and may require us to modify our current or future services or products, which effects may be heightened given the nature, broad geographic scope, and seasonality of our business.
We rely on a single vendor or a limited number of vendors to provide certain key services or products, and the inability of these key vendors to meet our needs could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Historically, we have contracted, and in the future we will likely continue to contract, with a single vendor or a limited number of vendors to provide certain key services or products for our tax, financial, and other services and products. Two examples of this type of reliance are our relationships with Fidelity National Information Services, Inc. (FIS), for data processing and card production services, and BofI, for the issuance of RTs, EAs, RAs and Emerald Cards. In certain instances, we are vulnerable to vendor error, service inefficiencies, service interruptions, or service delays. Our sensitivity to any of these issues may be heightened (1) due to the seasonality of our business, (2) with respect to any vendor that we utilize for the provision of any product or service that has specialized expertise, (3) with respect to any vendor that is a sole or exclusive provider, or (4) with respect to any vendor whose indemnification obligations are limited or that does not have the financial capacity to satisfy its indemnification obligations. Some of our vendors are subject to the oversight of regulatory bodies and, as a result, our product or service offerings may be affected by the actions or decisions of such regulatory bodies. Vendor failures could occur in various ways including (1) vendor error, (2) inability to meet our needs in a timely manner, or (3) termination or delay in the services or products provided by a vendor because the vendor fails to perform adequately, is no longer in business, experiences shortages, or discontinues a certain product or service that we utilize. If our vendors are unable to meet our needs and we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could result in a material and adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
The specialized and highly seasonal nature of our business presents financial risks and operational challenges, which, if not satisfactorily addressed, could materially affect our business and our consolidated financial position, results of operations, and cash flows.
Our business is highly seasonal, with the substantial portion of our revenue earned in the fourth quarter of our fiscal year. Success in our industry depends on our ability to attract, develop, motivate, and retain key personnel in a timely manner, including members of our executive team and those in seasonal tax preparation positions or with other required specialized expertise, including technical positions. The market for such personnel is extremely competitive, and there can be no assurance that we will be successful in our efforts to attract and retain the required personnel

H&R Block, Inc. | 2018 Form 10-K	13

within necessary timeframes. If we are unable to attract, develop, motivate, and retain key personnel, our business, operations, and financial results could be negatively impacted. In addition, if our costs of labor or related costs increase for other reasons or if new or revised labor laws, rules or regulations are adopted or implemented that increase our labor costs, there could be a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
The concentration of our revenue-generating activity during this relatively short period presents a number of additional challenges for us, including (1) cash and resource management during the first nine months of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season, (2) ensuring compliance with financial covenants under our Second Amended and Restated Credit and Guarantee Agreement (2017 CLOC), particularly if the timing of our revenue generation deviates from this seasonal period, (3) responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season, (4) disruptions in a tax season, including any customer dissatisfaction issues or negative social media campaigns, which may not be timely discovered or satisfactorily addressed, and (5) ensuring optimal uninterrupted operations and service delivery during the tax season. If we experience significant business disruptions during the tax season or if we are unable to satisfactorily address the challenges described above and related challenges associated with a seasonal business, we could experience a loss of business, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
In addition, we have been sued, and certain of our competitors have been sued, in connection with the offering of different types of RT products. Further, we have received an inquiry from the California Attorney General requesting information regarding our RT product. In a case involving one of our competitors, a California appellate court affirmed a trial court's ruling that the competitor's specific version of a RT product was subject to truth-in-lending and other related laws. Following the appellate court's ruling, the case was denied further appellate review. We believe there are differences that distinguish our RT product from the product that was the subject of the competitor's case described above. Revenues from our RT product totaled $172 million in fiscal year 2018; any requirement that materially alters our offering of RTs, including limitations on the fees we charge or disclosure requirements that could reduce the demand for these products, could have a material adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
Our access to liquidity may be negatively impacted as disruptions in credit markets occur, if our credit ratings are downgraded, or if we fail to meet certain covenants. Our funding costs may increase, leading to reduced earnings.
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
If rating agencies downgrade our credit rating, the cost of debt under our existing financing arrangements, as well as future financing arrangements, could increase and capital market access could decrease or become unavailable. Our 2017 CLOC is subject to various covenants, and a violation of a covenant could impair our access to liquidity currently available through the 2017 CLOC. The 2017 CLOC includes provisions that allow for the issuance of equity to comply with the financial covenant calculations as a means to avoid a shortfall. If current sources of liquidity were to become unavailable, we would need to obtain additional sources of funding, which may not be available or may

14	2018 Form 10-K | H&R Block, Inc.

only be available under less favorable terms. This could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
The continued payment of dividends on our common stock and repurchases of our common stock are dependent on a number of factors, and future payments and repurchases cannot be assured.
We need liquidity sufficient to fund payments of dividends on our common stock and repurchases of our common stock. In addition, holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments, and our Board of Directors may only authorize the Company to repurchase shares of our common stock with funds legally available for such repurchases. The payment of future dividends and future repurchases will depend upon our earnings, economic conditions, liquidity and capital requirements, and other factors, including our debt leverage. Even if we have sufficient resources to pay dividends and to repurchase shares of our common stock, the Board of Directors may determine to use such resources to fund other Company initiatives. Accordingly, we cannot make any assurance that future dividends will be paid, or future repurchases will be made, at levels comparable to our historical practices, if at all. In addition, payments of dividends negatively impact net worth. Due to the seasonal nature of our business and the fact that our business is not asset-intensive, we have had, and are likely to continue to have, a negative net worth under U.S. generally accepted accounting principles (GAAP) at various times throughout the year, and thus the payment of dividends or stock repurchases causes us to further increase that GAAP negative net worth.
Our businesses may be adversely affected by difficult economic conditions, in particular, high unemployment levels.
Difficult economic conditions are frequently characterized by high unemployment levels and declining consumer and business spending. These poor economic conditions may negatively affect demand and pricing for our services and products. In the event of difficult economic conditions that include high unemployment levels, especially within the client segments we serve, clients may elect not to file tax returns or utilize lower cost preparation and filing alternatives. Sustained levels of high unemployment may negatively impact our ability to increase or retain tax preparation clients.
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
In addition, third parties may allege we are infringing their intellectual property rights, and we may face intellectual property challenges from other parties. We may not be successful in defending against any such challenges or in obtaining licenses to avoid or resolve any intellectual property disputes and, in that event, we could lose significant revenues, incur significant royalty or technology development expenses, suffer harm to our reputation, or pay significant monetary damages.

H&R Block, Inc. | 2018 Form 10-K	15

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
In addition, we prepare U.S. federal and state tax returns for taxpayers residing in foreign jurisdictions, including the European Union (EU), and we operate and have franchisees who operate in foreign jurisdictions. As a result, certain aspects of our operations are subject, or may in the future become subject, to the laws, regulations, and policies of those jurisdictions that regulate the collection, use, and transfer of personal data, which may be more stringent than those of the U.S. For example, the European Commission approved a data protection regulation, known as the General Data Protection Regulation, which became effective in May 2018.
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
As described above, on December 22, 2017, the U.S. government enacted Tax Legislation, which makes broad and complex changes to the U.S. tax code that impacted our financial statements, the most significant being a reduction in the U.S. federal corporate income tax rate and the imposition of a one-time transition tax on certain earnings of foreign subsidiaries. We are in the process of finalizing our assessment of the impact of Tax Legislation and our provisional estimates may change as a result of additional analysis of the underlying calculations or by additional regulatory guidance that clarifies the interpretations of Tax Legislation. See Item 8, note 9 to the consolidated financial statements for additional discussion of the impact of Tax Legislation.

16	2018 Form 10-K | H&R Block, Inc.

In addition, projects undertaken by international organizations may change international tax norms relating to each country’s jurisdiction to tax cross-border international trade. Given the unpredictability of these and other possible changes to tax laws and related regulations, it is difficult to assess the overall effect of such potential changes, but any such changes could, if adopted and applicable to us, adversely impact our effective tax rates.
If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.
RISKS RELATING TO DISCONTINUED OPERATIONS
Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC) is subject to potential contingent losses related to representation and warranty claims, which may have an adverse effect on our business and our consolidated financial condition, results of operations, and cash flows. SCC has in the past accrued, and may in the future accrue, an estimated liability related to these contingent losses, which may not be adequate.
SCC exited its mortgage business in fiscal year 2008, but remains exposed to losses relating to mortgage loans it previously originated. Mortgage loans originated by SCC were sold either as whole loans to single third-party buyers or in the form of residential mortgage-backed securities (RMBSs).
In connection with the sale of loans or RMBSs, SCC made certain representations and warranties. Claims under these representations and warranties together with any settlement arrangements related to these losses are collectively referred to as "representation and warranty claims."
The statute of limitations for a contractual claim to enforce a representation and warranty obligation is generally six years or such shorter limitations period that may apply under the law of a state where the economic injury occurred. On June 11, 2015, the New York Court of Appeals, New York's highest court, held in ACE Securities Corp. v. DB Structured Products, Inc. (ACE), that the six-year statute of limitations under New York law starts to run at the time the representations and warranties are made, not the date when the repurchase demand was denied. This decision applies to claims and lawsuits brought against SCC where New York law governs. New York law governs many, though not all, of the transactions into which SCC entered. However, this decision would not affect representation and warranty claims and lawsuits SCC has received or may receive, for example, where the statute of limitations has been tolled by agreement or a suit was timely filed.
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
For example, a 2016 ruling by a New York intermediate appellate court, followed by the federal district court in the second Homeward case described in Item 8, note 12 to the consolidated financial statements, allowed a counterparty to pursue litigation on additional loans in the same trust even though only some of the loans complied with the condition precedent of timely pre-suit notice and opportunity to cure or repurchase. Additionally, plaintiffs in litigation to which SCC is not party have alleged breaches of an independent contractual duty to provide notice of material breaches of representations and warranties and pursued separate claims to which, they argue, the statute of limitations ruling in the ACE case does not apply. The impact on SCC from alternative legal theories seeking to avoid or distinguish the ACE decision, or judicial limitations on the ACE decision, is unclear.
SCC has not concluded that a loss related to representation and warranty claims is probable and has not accrued a related liability for these claims as of April 30, 2018. See Item 8, note 11 to the consolidated financial statements for a description of settlement payments made during the past three fiscal years related to these claims and additional information regarding representation and warranty claims. If SCC were required to pay material amounts with respect to contingent losses arising from representation and warranty claims, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows, as SCC's financial condition, results of operations and cash flows are included in our consolidated financial statements.

H&R Block, Inc. | 2018 Form 10-K	17

SCC is subject to litigation and other claims, including potential contingent losses related to securitization transactions in which SCC participated as a depositor or loan originator, which may result in significant financial losses.
Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC has been, remains, and may in the future be, subject to litigation, claims, including indemnification and contribution claims, and other loss contingencies pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. See Item 8, note 12 to the consolidated financial statements for a description of litigation and other claims to which SCC may be subject.
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
Some of those underwriters and depositors are, or have been, defendants in lawsuits where various other parties allege a variety of claims, including violations of U.S. federal and state securities law and common law fraud based on alleged materially inaccurate or misleading disclosures, arising out of the activities of such underwriters or depositors in their sale of RMBSs or mortgage loans. Based on information currently available to SCC, it believes that the 21 lawsuits in which notice of a claim for indemnification has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $3.4 billion). Certain of the notices received included, and future notices may include, a reservation of rights to assert claims for contribution, which are referred to herein as "contribution claims." Contribution claims may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. These indemnification and contribution claims are frequently not subject to a contractual term or limit. Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification or contribution from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits.
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
In addition, other counterparties to the securitization transactions, including certificate holders and monoline insurance companies, have filed or may file lawsuits, or may assert indemnification or contribution claims, directly against depositors and loan originators in securitization transactions alleging a variety of claims, including U.S. federal and state securities law violations, common law torts and fraud and breach of contract claims, among others. Additional or new lawsuits or claims may be filed or asserted against SCC in the future.
We have not concluded that a loss related to these matters is probable, nor have we accrued a liability for these claims as of April 30, 2018. However, if SCC were required to pay material amounts with respect to these matters, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows, as SCC's financial condition, results of operations, and cash flows are included in our consolidated financial statements. See Item 8, note 12 to the consolidated financial statements for additional information.
H&R Block has guaranteed the payment of certain limited claims against SCC.
SCC is subject to representation and warranty claims by counterparties to SCC whole loan sales and securitization transactions, including certificate holders, securitization trustees, monoline insurance companies, and subsequent

18	2018 Form 10-K | H&R Block, Inc.

purchasers of whole loans. In certain limited circumstances described below, H&R Block guaranteed payment if claims are successfully asserted by such counterparties.
These guarantees include representation and warranty claims with respect to a limited number of whole loan sales by SCC with an aggregate outstanding principal and liquidated amount of approximately $1.0 billion as of April 30, 2018, based on the data available to SCC. There have been a total of approximately $41 million of representation and warranty claims with respect to these whole loan sales.
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
As discussed above, SCC is subject to representation and warranty claims, indemnification and contribution claims, and other claims and litigation related to its past sales and securitizations of mortgage loans. Additional claims and litigation may be asserted in the future. If the amount that SCC is ultimately required to pay with respect to these claims and litigation, together with related administration and legal expense, exceeds its net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants have also attempted, and may in the future attempt, to assert claims or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of April 30, 2018, total approximately $300 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. In addition, in certain limited instances, H&R Block guaranteed amounts as outlined in the above risk factor.
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
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Item 8, note 12 to the consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS - H&R Block's common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On May 31, 2018, there were 16,137 shareholders of record and the closing stock price on the NYSE was $27.45 per share.
QUARTERLY STOCK PRICES AND DIVIDENDS - The quarterly information regarding H&R Block's common stock prices and dividends appears in Item 8, note 14 to the consolidated financial statements. Although we have historically

H&R Block, Inc. | 2018 Form 10-K	19

paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER - A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2018 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May be Purchased Under the Plans or Programs (2)
February 1 – February 28	51	$26.15	—	$1,183,190
March 1 – March 31	3	$24.82	—	$1,183,190
April 1 – April 30	—	$—	—	$1,183,190
	54	$26.07	—

(1)
We purchased approximately 54 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units.

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
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on April 30, 2013, and its relative performance is tracked through April 30, 2018.

Note:
The peer group includes the following companies: Intuit Inc., Blucora, Inc., Liberty Tax, Inc., CBIZ, Inc., Resources Connection, Inc., ICF International, Inc., Willis Towers Watson PLC, Navigant Consulting, Inc., and Huron Consulting Group Inc.

20	2018 Form 10-K | H&R Block, Inc.

ITEM 6. SELECTED FINANCIAL DATA
We derived the selected consolidated financial data presented below from our audited consolidated financial statements as of and for each of the five annual periods ending April 30, 2018. Results of operations of fiscal years 2018, 2017 and 2016 are discussed in Item 7. The data set forth below should be read in conjunction with Item 7 and the consolidated financial statements in Item 8. See Item 8, note 9 to the consolidated financial statements for details on the impact of Tax Legislation in fiscal year 2018.

(in 000s, except per share amounts)
April 30,	2018	2017	2016	2015	2014
Revenues	$3,159,931	$3,036,314	$3,038,153	$3,078,658	$3,024,295
Net income from continuing operations	626,909	420,917	383,553	486,744	500,097
Net income	613,149	408,945	374,267	473,663	475,157
Basic earnings per share:
Net income from continuing operations	$2.99	$1.97	$1.54	$1.77	$1.82
Net income	2.93	1.92	1.50	1.72	1.73
Diluted earnings per share:
Net income from continuing operations	$2.98	$1.96	$1.53	$1.75	$1.81
Net income	2.91	1.91	1.49	1.71	1.72
Total assets	$3,140,949	$2,694,108	$2,847,225	$4,512,071	$4,689,590
Long-term debt (1)	1,495,635	1,493,998	1,492,201	502,739	902,535
Stockholders’ equity (deficiency)	393,711	(60,883)	23,103	1,832,949	1,556,549
Shares outstanding	209,254	207,171	220,517	275,275	274,228
Dividends per share	$0.96	$0.88	$0.80	$0.80	$0.80

(1)	Includes current portion of long-term debt.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL OVERVIEW
A summary of our fiscal year 2018 results is as follows:

▪
Tax returns prepared worldwide increased 1.5%, and returns prepared in the U.S. increased 2.5%. Our paid U.S. DIY returns increased by 7.8%, while our U.S. assisted returns declined 0.6% compared to the prior year.

▪
Revenues increased $123.6 million, or 4.1%, compared to the prior year. Revenues were impacted by a 0.7% increase in U.S. assisted tax returns prepared in company-owned offices and a 7.8% increase in paid U.S. DIY returns, coupled with favorable pricing and mix changes on our assisted tax returns and RTs, our international operations and POM.

▪	Operating expenses increased $87.6 million, or 3.8%, due to a combination of higher compensation costs, higher rent and bad debt expenses, partially offset by lower marketing spend.

▪	Pretax earnings increased $39.4 million, or 6.3%, due primarily to the revenue changes mentioned above.

▪	Income tax expense decreased $166.5 million, or 79.9%, due to Tax Legislation enacted during the fiscal year.

▪
Net income from continuing operations increased $206.0 million or 48.9% compared with the prior year, primarily due to lower income taxes. Diluted earnings per share from continuing operations increased 52.0% from the prior year to $2.98 primarily due to a lower effective tax rate and higher net income.

▪
Earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) increased $37.0 million, or 4.1%, to $941.4 million. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | 2018 Form 10-K	21

RESULTS OF OPERATIONS
Our subsidiaries provide assisted and DIY tax return preparation solutions through multiple channels (including in-person, online and mobile applications, and desktop software) and distribute H&R Block-branded products and services, including those of our financial partners, to the general public primarily in the U.S., Canada, Australia, and their respective territories. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation services seamlessly.

Operating Statistics
				Percent change
Year ended April 30,	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
TAX RETURNS PREPARED : (in 000s) (1)
United States:
Company-owned operations	8,050	7,994	8,077	0.7%	(1.0)%
Franchise operations	3,769	3,901	4,138	(3.4)%	(5.7)%
Total assisted	11,819	11,895	12,215	(0.6)%	(2.6)%

Desktop	2,031	2,003	2,085	1.4%	(3.9)%
Online	5,502	4,988	4,670	10.3%	6.8%
Total DIY	7,533	6,991	6,755	7.8%	3.5%

IRS Free File	613	588	678	4.3%	(13.3)%
Total U.S. returns	19,965	19,474	19,648	2.5%	(0.9)%

International operations:
Canada (2)	2,423	2,460	2,551	(1.5)%	(3.6)%
Australia	757	750	769	0.9%	(2.5)%
Other	187	293	153	(36.2)%	91.5%
Total international operations returns	3,367	3,503	3,473	(3.9)%	0.9%
Tax returns prepared worldwide	23,332	22,977	23,121	1.5%	(0.6)%

NET AVERAGE CHARGE (U.S. ONLY): (3)
Company-owned operations	$241.35	$237.42	$233.90	1.7%	1.5%
Franchise operations (4)	$211.88	$207.80	$201.52	2.0%	3.1%
Total DIY	$32.28	$31.34	$34.69	3.0%	(9.7)%

TAX OFFICES (at the peak of the tax season):
U.S. offices:
Total company-owned offices	6,690	6,650	6,614	0.6%	0.5%
Total franchise offices	3,291	3,386	3,599	(2.8)%	(5.9)%
Total U.S. offices	9,981	10,036	10,213	(0.5)%	(1.7)%
International offices:
Canada	1,166	1,216	1,282	(4.1)%	(5.1)%
Australia	453	449	438	0.9%	2.5%
Total international offices	1,619	1,665	1,720	(2.8)%	(3.2)%
Tax offices worldwide	11,600	11,701	11,933	(0.9)%	(1.9)%

(1)
An assisted tax return is defined as a current or prior year individual tax return that has been accepted and paid for by the client. Also included are business returns. The count methodology has been adjusted in the current and prior years periods to exclude business extensions and to recognize the corresponding tax returns when filed. A DIY return is defined as a return that has been electronically filed and accepted by the IRS. Also included are online returns paid and printed.

(2)
In fiscal years 2017 and 2016, the end of the Canadian tax season was extended from April 30 into May. Tax returns prepared in Canada in fiscal years 2017 and 2016 includes approximately 59 thousand and 93 thousand returns, respectively, in both company-owned and franchise offices which were accepted by the client after April 30. The revenues related to these returns were recognized in fiscal years 2018 and 2017, respectively.

(3)	Net average charge is calculated as tax preparation fees divided by tax returns prepared. For DIY, net average charge excludes IRS Free File.

(4)
Net average charge related to H&R Block Franchise Operations represents tax preparation fees collected by H&R Block franchisees divided by returns prepared in franchise offices. H&R Block will recognize a portion of franchise revenues as franchise royalties based on the terms of franchise agreements.

H&R Block, Inc. | 2018 Form 10-K	22

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

Consolidated – Financial Results			(in 000s, except per share amounts)
Year ended April 30,	2018	2017	$ Change	% Change
Revenues:
U.S. assisted tax preparation fees	$1,947,160	$1,902,212	$44,948	2.4%
U.S. royalties	245,444	250,270	(4,826)	(1.9)%
U.S. DIY tax preparation fees	243,159	219,123	24,036	11.0%
International revenues	227,266	210,320	16,946	8.1%
Revenues from Refund Transfers	171,959	148,212	23,747	16.0%
Revenues from Emerald Card®	102,640	95,221	7,419	7.8%
Revenues from Peace of Mind® Extended Service Plan	101,572	92,820	8,752	9.4%
Interest and fee income on Emerald Advance	56,986	57,022	(36)	(0.1)%
Other	63,745	61,114	2,631	4.3%
Total revenues	3,159,931	3,036,314	123,617	4.1%

Compensation and benefits:
Field wages	740,675	702,518	38,157	5.4%
Other wages	191,981	181,735	10,246	5.6%
Benefits and other compensation	173,221	163,368	9,853	6.0%
	1,105,877	1,047,621	58,256	5.6%
Occupancy (1)	401,524	377,420	24,104	6.4%
Marketing and advertising	249,142	261,281	(12,139)	(4.6)%
Depreciation and amortization	183,295	182,168	1,127	0.6%
Provision for bad debt	74,489	52,776	21,713	41.1%
Supplies	31,026	33,847	(2,821)	(8.3)%
Other (1)	362,528	365,217	(2,689)	(0.7)%
Total operating expenses	2,407,881	2,320,330	87,551	3.8%
Other income (expense), net	6,054	6,254	(200)	(3.2)%
Interest expense on borrowings	(89,372)	(92,951)	3,579	3.9%
Income from continuing operations before income taxes	668,732	629,287	39,445	6.3%
Income taxes	41,823	208,370	(166,547)	(79.9)%
Net income from continuing operations	626,909	420,917	205,992	48.9%
Net loss from discontinued operations	(13,760)	(11,972)	(1,788)	(14.9)%
Net income	$613,149	$408,945	$204,204	49.9%

Basic earnings (loss) per share:
Continuing operations	$2.99	$1.97	$1.02	51.8%
Discontinued operations	(0.06)	(0.05)	(0.01)	(20.0)%
Consolidated	$2.93	$1.92	$1.01	52.6%

Diluted earnings (loss) per share:
Continuing operations	$2.98	$1.96	$1.02	52.0%
Discontinued operations	(0.07)	(0.05)	(0.02)	(40.0)%
Consolidated	$2.91	$1.91	$1.00	52.4%

EBITDA from continuing operations (2)	$941,399	$904,406	$36,993	4.1%
EBITDA margin of continuing operations (2)	29.8%	29.8%	—%	—%

(1)	We reclassified $37.6 million of software and information technology (IT) maintenance expenses from occupancy to other expenses for fiscal year 2017 to conform to the current year presentation.

(2)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | 2018 Form 10-K	23

FISCAL 2018 COMPARED TO FISCAL 2017
Revenues increased $123.6 million, or 4.1%, compared to the prior year.
U.S. assisted tax preparation fees increased $44.9 million, or 2.4%, primarily due to an increase of 0.7% in tax returns prepared in company-owned offices, coupled with a more favorable pricing and mix. Franchise returns were down 3.4% primarily due to our acquisition of franchise businesses during the year, which resulted in a decline of $4.8 million, or 1.9%, in U.S royalties.
U.S. DIY tax preparation fees increased $24.0 million, or 11.0%, primarily due to a 7.8% increase in paid returns and a higher net average charge, which is due to favorable product mix.
International revenues increased $16.9 million, or 8.1%, primarily due to favorable results and exchange rates in our Australian and Canadian operations.
Fees earned on RTs increased $23.7 million, or 16.0%, primarily due to a price increase on RTs in our assisted business.
Total operating expenses increased $87.6 million, or 3.8%, from the prior year. Field wages increased $38.2 million, or 5.4%, primarily due to higher wages due to higher return volumes and higher office labor in our Australian and Canadian operations. Other wages increased $10.2 million, or 5.6%, due to increased headcount primarily related to information technology resources and inflationary increases in corporate support wages. Occupancy expenses increased $24.1 million, or 6.4%, primarily due to higher rent rates, an increase in the number of company-owned offices and the write-off of leasehold improvements in approximately 400 offices that we decided to permanently close after this year's tax season. Marketing and advertising expenses decreased $12.1 million, or 4.6%, primarily due to lower television and radio advertising, offset by higher online marketing costs. Bad debt expense increased $21.7 million, or 41.1%, primarily due to higher bad debt rates on RT fees and tax preparation fees, and more recoveries in the prior year.
Other expenses decreased $2.7 million, or 0.7%. The components of other expenses are as follows:

Year ended April 30,	2018	2017	$ Change	% Change
Consulting and outsourced services	$97,457	$104,995	$(7,538)	(7.2)%
Bank partner fees	47,773	47,479	294	0.6%
Client claims and refunds	46,130	42,618	3,512	8.2%
Employee travel and related expenses	40,025	38,719	1,306	3.4%
Software and IT maintenance expenses	40,566	37,582	2,984	7.9%
Credit card/bank charges	32,736	28,658	4,078	14.2%
Insurance	8,448	13,320	(4,872)	(36.6)%
Legal fees and settlements	12,874	12,589	285	2.3%
Other	36,519	39,257	(2,738)	(7.0)%
	$362,528	$365,217	$(2,689)	(0.7)%

Pretax income for fiscal year 2018 increased $39.4 million, or 6.3%, and pretax margin (pretax income divided by revenues) increased to 21.2% from 20.7% in fiscal year 2017. Net income from continuing operations increased $206.0 million, or 48.9%, over the prior year. Income taxes decreased $166.5 million from the prior year. The decline is due to our effective tax rate decreasing to 6.3% compared to 33.1% in the prior year. The reduced effective tax rate resulted primarily from the decrease in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The impact of the rate decrease is exaggerated in fiscal year 2018 due to the seasonality of our business and our differing year ends for corporate income tax filing and financial reporting purposes. See Item 8, note 9 to the consolidated financial statements for additional discussion.
Diluted earnings per share from continuing operations increased 52.0% from the prior year to $2.98 primarily due to a lower effective tax rate and higher net income.
Losses of our discontinued mortgage operations resulted primarily from litigation expenses. See the discussion of the risk of contingent losses related to our discontinued operations in Item 1A, "Risk Factors" and in Item 8, notes 11 and 12 to the consolidated financial statements.

24	2018 Form 10-K | H&R Block, Inc.

Consolidated – Financial Results			(in 000s, except per share amounts)
Year ended April 30,	2017	2016	$ Change	% Change
Revenues:
U.S. assisted tax preparation fees	$1,902,212	$1,890,175	$12,037	0.6%
U.S. royalties	250,270	249,433	837	0.3%
U.S. DIY tax preparation fees	219,123	234,341	(15,218)	(6.5)%
International revenues	210,320	213,400	(3,080)	(1.4)%
Revenues from Refund Transfers	148,212	162,560	(14,348)	(8.8)%
Revenues from Emerald Card®	95,221	92,608	2,613	2.8%
Revenues from Peace of Mind® Extended Service Plan	92,820	86,830	5,990	6.9%
Interest and fee income on Emerald Advance	57,022	57,268	(246)	(0.4)%
Other	61,114	51,538	9,576	18.6%
Total revenues	3,036,314	3,038,153	(1,839)	(0.1)%

Compensation and benefits:
Field wages	702,518	724,019	(21,501)	(3.0)%
Other wages	181,735	166,445	15,290	9.2%
Benefits and other compensation	163,368	183,512	(20,144)	(11.0)%
	1,047,621	1,073,976	(26,355)	(2.5)%
Occupancy (1)	377,420	368,629	8,791	2.4%
Marketing and advertising	261,281	297,762	(36,481)	(12.3)%
Depreciation and amortization	182,168	173,598	8,570	4.9%
Provision for bad debt	52,776	75,395	(22,619)	(30.0)%
Supplies	33,847	36,340	(2,493)	(6.9)%
Other (1)	365,217	379,261	(14,044)	(3.7)%
Total operating expenses	2,320,330	2,404,961	(84,631)	(3.5)%
Other income (expense), net	6,254	5,249	1,005	19.1%
Interest expense on borrowings	(92,951)	(68,962)	(23,989)	(34.8)%
Income from continuing operations before income taxes	629,287	569,479	59,808	10.5%
Income taxes	208,370	185,926	22,444	12.1%
Net income from continuing operations	420,917	383,553	37,364	9.7%
Net loss from discontinued operations	(11,972)	(9,286)	(2,686)	(28.9)%
Net income	$408,945	$374,267	$34,678	9.3%

Basic earnings (loss) per share:
Continuing operations	$1.97	$1.54	$0.43	27.9%
Discontinued operations	(0.05)	(0.04)	(0.01)	(25.0)%
Consolidated	$1.92	$1.50	$0.42	28.0%

Diluted earnings (loss) per share:
Continuing operations	$1.96	$1.53	$0.43	28.1%
Discontinued operations	(0.05)	(0.04)	(0.01)	(25.0)%
Consolidated	$1.91	$1.49	$0.42	28.2%

EBITDA from continuing operations (2)	$904,406	$812,218	$92,188	11.4%
EBITDA margin from continuing operations (2)	29.8%	26.7%	3.1%	11.6%

(1)
We reclassified $37.6 million and $36.9 million of software and information technology (IT) maintenance expenses from occupancy to other expenses for fiscal years 2017 and 2016, respectively, to conform to the current year presentation.

(2)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
FISCAL 2017 COMPARED TO FISCAL 2016
Revenues decreased $1.8 million, or 0.1%, compared to fiscal year 2016.
U.S. assisted tax preparation fees increased $12.0 million, or 0.6%, primarily due to a more favorable net average charge and mix, offset by a decline in tax returns prepared in company-owned offices. Although franchise returns were down 5.7% primarily due to our acquisition of franchise businesses during the year, royalties related to our RA offering offset the lower volumes.

H&R Block, Inc. | 2018 Form 10-K	25

U.S. DIY tax preparation fees declined $15.2 million, or 6.5%, due to our H&R Block More Zero® promotion, which offered free online tax preparation for certain forms. This decrease was partially offset by a 3.5% increase in returns.
Fees earned on RTs decreased $14.3 million, or 8.8%, primarily due to lower attach rates due to our H&R Block More Zero® and Free 1040EZ promotions and the offering of state RTs at no cost.
Revenue from POM increased $6.0 million, or 6.9%, primarily due to an increase in units sold in prior years and favorable changes in the timing of forecasted claims.
Other revenues increased $9.6 million, or 18.6%, primarily due to the fees earned on our TIS product, partially offset by a decline in income on our mortgage loan portfolio and investments in available-for-sale (AFS) securities recorded as other income in fiscal year 2017 rather than as revenue for a portion of fiscal year 2016.
Total operating expenses decreased $84.6 million, or 3.5%, from fiscal year 2016. Total compensation and benefits decreased $26.4 million primarily due to lower headcount in our field and corporate operations and lower wages due to lower return volumes. These declines were partially offset by an increase in short-term incentive compensation. Occupancy expenses increased $8.8 million, or 2.4%, primarily due to higher rental rates on tax offices. Marketing and advertising expenses decreased $36.5 million, or 12.3%, primarily due to our fiscal year 2016 sweepstakes campaign. Depreciation and amortization expense increased $8.6 million, or 4.9%, primarily due to amortization resulting from acquisitions of franchisee and competitor businesses. Bad debt expense decreased $22.6 million, or 30.0%, primarily due to favorable collections on prior year EAs and RTs, and a reduction in overall bad debt rate on fiscal year 2017 balances.
Other expenses decreased $14.0 million, or 3.7%, primarily due to fiscal year 2016 costs associated with capital transactions and the divestiture of HRB Bank and cost savings initiatives. These were partially offset by higher fees paid to our bank partners in fiscal year 2017 for products and services they offer to our clients, including program costs related to our RA offering introduced in fiscal year 2017. The components of other expenses are as follows:

Year ended April 30,	2017	2016	$ Change	% Change
Consulting and outsourced services	$104,995	$140,052	$(35,057)	(25.0)%
Bank partner fees	47,479	16,980	30,499	179.6%
Client claims and refunds	42,618	39,782	2,836	7.1%
Employee travel and related expenses	38,719	46,665	(7,946)	(17.0)%
Software and IT maintenance expenses	37,582	36,864	718	1.9%
Credit card/bank charges	28,658	28,618	40	0.1%
Insurance	13,320	12,167	1,153	9.5%
Legal fees and settlements	12,589	18,707	(6,118)	(32.7)%
Other	39,257	39,426	(169)	(0.4)%
	$365,217	$379,261	$(14,044)	(3.7)%

Interest expense increased $24.0 million, or 34.8%, due primarily to issuance of our Senior Notes during fiscal year 2016 in the aggregate principal amount of $1.0 billion.
Pretax income for fiscal year 2017 increased $59.8 million, or 10.5%, while our pretax margin increased to 20.7% from 18.7% in fiscal year 2016. Net income from continuing operations increased $37.4 million, or 9.7%, over fiscal year 2016. Diluted earnings per share from continuing operations increased 28.1% from fiscal year 2016 to $1.96 due to a 14.6% decline in diluted weighted average shares outstanding and higher net income.
Losses of our discontinued mortgage operations resulted primarily from litigation expenses. See the discussion of the risk of contingent losses related to our discontinued operations in Item 1A, "Risk Factors" and in Item 8, notes 11 and 12 to the consolidated financial statements.
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

26	2018 Form 10-K | H&R Block, Inc.

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
Assumptions and Approach Used. We are subject to pending or threatened litigation claims and claims for indemnification and contribution, and other related loss contingencies, which are described in Item 8, note 12 to the consolidated financial statements. It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required to be accrued, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience. In cases where we have concluded that a loss is only reasonably possible or remote, or is not reasonably estimable, no liability is accrued.
Sensitivity of Estimate to Change. It is reasonably possible that future litigation and other related loss contingencies may vary from the amounts accrued. Our aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a loss is believed to be reasonably possible, but a liability has not been accrued. This aggregate range represents only those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. As of April 30, 2018, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
However, our judgments on whether a loss is probable, reasonably possible, or remote, and our estimates of probable loss amounts may differ from actual results due to difficulties in predicting changes in, or interpretations of, laws, predicting the outcome of jury trials, arbitration hearings, settlement discussions and related activity, predicting the outcome of class certification actions, and numerous other uncertainties. Due to the number of claims which are periodically asserted against us, and the magnitude of damages sought in those claims, actual losses in the future may significantly differ from our current estimates.
INCOME TAXES – UNCERTAIN TAX POSITIONS –
Nature of Estimates Required. On December 22, 2017, the U.S. government enacted Tax Legislation, which makes broad and complex changes to the U.S. tax code that impacted our financial statements. As of April 30, 2018, our financial statements reflect reasonable provisional estimates of the effects of Tax Legislation in computing our uncertain tax positions. The income tax laws of jurisdictions in which we operate are complex and subject to different interpretations by the taxpayer and applicable government taxing authorities. Income tax returns filed by us are based on our interpretation of these rules. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments, including interest or penalties. We accrue a liability for unrecognized tax benefits arising from uncertain tax positions reflecting our judgment as to the ultimate resolution of the applicable issues.
Assumptions and Approach Used. Differences between a tax position taken or expected to be taken in our tax returns and the amount of benefit recorded in our financial statements result in unrecognized tax benefits. Unrecognized tax benefits are recorded in the balance sheet as either a liability or reductions to recorded tax assets, as applicable. Our uncertain tax positions arise from items such as apportionment of income for state purposes, transfer pricing, and the deductibility of related party transactions. We evaluate each uncertain tax position based on its technical merits. For each position, we consider all applicable information including relevant tax laws, the taxing authorities potential position, our tax return position, and the possible settlement outcomes to determine the amount of liability to record. In making this determination, we assume the tax authority has all relevant information at its disposal.

H&R Block, Inc. | 2018 Form 10-K	27

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
See the additional discussion in Item 8, note 9 to the consolidated financial statements.
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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of April 30, 2018 are sufficient to meet our future operating and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for fiscal years 2018, 2017 and 2016. See Item 8 for the complete consolidated statements of cash flows for these periods.

			(in 000s)
Year ended April 30,	2018	2017	2016
Net cash provided by (used in):
Operating activities	$850,003	$552,197	$544,553
Investing activities	(112,057)	99,319	329,515
Financing activities	(190,664)	(530,424)	(1,961,729)
Effects of exchange rate changes on cash	(1,143)	(4,464)	(10,590)
Net change in cash and cash equivalents	$546,139	$116,628	$(1,098,251)

Operating Activities. Cash provided by operating activities increased $297.8 million from fiscal year 2017. The increase from the prior year was primarily due to higher net income, lower taxes paid, and prior year settlement payments related to representation and warranty claims.
Investing Activities. Cash used in investing activities totaled $112.1 million compared to cash provided of $99.3 million in the prior year. This change is principally due to the sale of our portfolio of mortgage loans in the prior year.
Financing Activities. Cash used in financing activities decreased $339.8 million. This decrease resulted primarily from lower share repurchase activity in the current year.

28	2018 Form 10-K | H&R Block, Inc.

CASH REQUIREMENTS –
Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $200.5 million, $187.1 million and $201.7 million in fiscal years 2018, 2017 and 2016, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Capital Investment. Capital expenditures totaled $98.6 million and $89.3 million in fiscal years 2018 and 2017, respectively. In addition, we expended net cash totaling $42.5 million and $54.8 million in fiscal years 2018 and 2017, respectively, to acquire franchisee and competitor businesses. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets; however, we are conducting an ongoing comprehensive strategy review. Implementing the strategic and operating objectives resulting from such review will require capital investments.
FINANCING RESOURCES – On September 22, 2017, we entered into a Second Amended and Restated Credit and Guarantee Agreement (2017 CLOC), which further amended our First Amended and Restated Credit and Guarantee Agreement (2016 CLOC). Our 2017 CLOC has capacity up to $2.0 billion, and is scheduled to expire in September 2022. Other material terms remain unchanged from our 2016 CLOC.
Proceeds under the 2017 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with our 2017 CLOC covenants as of April 30, 2018. As of April 30, 2018, amounts available to borrow under the 2017 CLOC were limited by the debt-to-EBITDA covenant to approximately $1.7 billion; however, our cash needs at April 30 generally do not require us to borrow on our CLOC at that time and we had no balance outstanding as of April 30, 2018. See Item 8, note 6 to the consolidated financial statements for discussion of the Senior Notes and our 2017 CLOC.
The following table provides ratings for debt issued by Block Financial as of April 30, 2018 and 2017:

As of	April 30, 2018			April 30, 2017
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's (1)	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Negative
(1)    Outlook of Negative effective June 13, 2018.
CASH AND OTHER ASSETS – As of April 30, 2018, we held cash and cash equivalents, excluding restricted amounts, of $1.5 billion, including $111.1 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of April 30, 2018.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $1.1 million during fiscal year 2018 compared to decreases of $4.5 million and $10.6 million in fiscal years 2017 and 2016, respectively.

H&R Block, Inc. | 2018 Form 10-K	29

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – A summary of our borrowings and known or estimated contractual obligations as of April 30, 2018, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods is as follows:

(in 000s)
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt (including future interest payments)	$1,841,887	$72,688	$781,969	$591,292	$395,938
Contingent acquisition payments	12,060	6,979	5,081	—	—
Capital lease obligations	5,628	1,026	2,197	2,405	—
Operating leases	820,905	230,163	401,809	155,120	33,813
One-time transition tax liability	17,721	2,448	4,053	3,795	7,425
Guaranty on Refund Advance loans	1,571	1,571	—	—	—
Total contractual cash obligations	$2,699,772	$314,875	$1,195,109	$752,612	$437,176

The table above does not reflect unrecognized tax benefits of approximately $186 million due to the high degree of uncertainty regarding the future cash flows associated with these amounts.
In connection with our agreement with BofI, we are required to purchase a 90% participation interest, at par, in all EAs originated by our lending partner.
During fiscal year 2018, we decided to permanently close approximately 400 tax offices after this year's tax season and, as a result, wrote off $7.4 million in related leasehold improvements, furniture and signage. In conjunction with these office closures, we expect to incur $15 million to $20 million of expense in fiscal year 2019 as we exit the related operating leases.
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
On November 17, 2017, the CFPB officially published the Payday Rule. Certain limited provisions of the Payday Rule became effective on January 16, 2018, but most provisions do not become effective until August 19, 2019. However, on January 16, 2018, the CFPB stated its intention to engage in a rulemaking process so that the CFPB may reconsider the Payday Rule, and industry groups have filed lawsuits challenging the rule. Given these developments, we are unsure whether, and in what form, the Payday Rule will go into effect. Depending on the outcome of the rulemaking process and litigation, which may include the Payday Rule becoming effective in its current form, the Payday Rule may have a material adverse impact on the EA product, our business, and our consolidated financial position, results of operations, and cash flows. We will continue to analyze the potential impact on the Company as the CFPB’s rulemaking process progresses.
On October 5, 2016, the CFPB released the Prepaid Card Rule. The Prepaid Card Rule was scheduled to take effect on April 1, 2018, with certain provisions phased in over time following that date. However, on January 25, 2018, the CFPB amended the Prepaid Card Rule and extended the general effective date until April 1, 2019. Once effective, the Prepaid Card Rule will apply to the Emerald Card. The Prepaid Card Rule, among other things: (i) requires consumer disclosures to be made prior to acquiring a prepaid account; (ii) requires periodic statements or online access to specified account information; and (iii) requires online posting of the Cardholder Agreement and submission of new and revised Cardholder Agreements to the CFPB. We do not expect that the Prepaid Card Rule will have a material adverse effect on our business or our consolidated financial position, results of operations, and cash flows.
From time to time in the ordinary course of business, we receive inquiries from governmental and self-regulatory agencies regarding the applicability of Laws to our services and products. In response to past inquiries, we have

30	2018 Form 10-K | H&R Block, Inc.

demonstrated that we comply with such Laws, convinced the authorities that such Laws were not applicable or that compliance already exists, or modified our activities in the applicable jurisdiction to avoid the application of all or certain parts of such Laws. We believe the past resolution of such inquiries and our ongoing compliance with Laws has not had a material effect on our consolidated financial statements. We cannot predict what effect future Laws, changes in interpretations of existing Laws or the results of future regulatory inquiries with respect to the applicability of Laws may have on our consolidated financial position, results of operations and cash flows. See additional discussion of legal matters in Item 8, note 12 to the consolidated financial statements.
Tax Legislation. On December 22, 2017, the U.S. government enacted Tax Legislation, which makes broad and complex changes to both the corporate income tax provisions and individual income tax provisions of the U.S. tax code generally effective beginning in calendar year 2018. For a discussion of the impact of the corporate tax law changes included in the Tax Legislation on our consolidated financial statements, see Item 8, note 9 to the consolidated financial statements.
The changes to the individual income tax provisions include a reduction of the individual federal tax rate brackets for most income levels, the elimination of personal exemptions, an increase in the standard deduction, and placing a cap on the aggregate amount of property, sales, and state and local income tax deductions at $10,000.  These changes did not impact our April 30, 2018 financial statements, but we believe they will cause a decrease in the number of filers who itemize deductions beginning in fiscal year 2019.  We recently announced an intent to review our overall pricing structure, which we expect will address the impact of the recent Tax Legislation and negatively impact revenues in fiscal year 2019.  See Item 1A, “Risk Factors,” for further information on Tax Legislation.
NON-GAAP FINANCIAL INFORMATION
Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Because these measures are not measures of financial performance under GAAP and are susceptible to varying calculations, they may not be comparable to similarly titled measures for other companies.
We consider our non-GAAP financial measures to be performance measures and a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business .
We may consider whether significant items that arise in the future should be excluded from our non-GAAP financial measures.
We measure the performance of our business using a variety of metrics, including earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations, EBITDA margin from continuing operations and free cash flow. We also use EBITDA from continuing operations and pretax income of continuing operations, each subject to permitted adjustments, as performance metrics in incentive compensation calculations for our employees.
The following is a reconciliation of EBITDA from continuing operations to net income:

			(in 000s)
Year ended April 30,	2018	2017	2016
Net income - as reported	$613,149	$408,945	$374,267
Discontinued operations, net	13,760	11,972	9,286
Net income from continuing operations - as reported	626,909	420,917	383,553
Add back:
Income taxes of continuing operations	41,823	208,370	185,926
Interest expense of continuing operations	89,372	92,951	69,141
Depreciation and amortization of continuing operations	183,295	182,168	173,598
	314,490	483,489	428,665
EBITDA from continuing operations	$941,399	$904,406	$812,218

EBITDA margin from continuing operations (1)	29.8%	29.8%	26.7%

(1)	EBITDA margin from continuing operations is computed as EBITDA from continuing operations divided by revenues from continuing operations.

H&R Block, Inc. | 2018 Form 10-K	31

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
As our CLOC borrowings are generally seasonal, interest rate risk typically increases through our third fiscal quarter and declines to zero by fiscal year-end. While the market value of our CLOC borrowings is relatively insensitive to interest rate changes, interest expense on CLOC borrowings will increase and decrease with changes in the underlying short-term interest rates. We had no balance outstanding under the 2017 CLOC as of April 30, 2018.
Our long-term debt as of April 30, 2018, consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings until these notes mature or are refinanced. The fixed-rate interest payable on our Senior Notes is subject to adjustment based upon our credit ratings. See Item 8, note 6 to the consolidated financial statements.
FOREIGN EXCHANGE RATE RISK
Our operations in international markets are exposed to movements in currency exchange rates. The currencies primarily involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders' equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $1.1 million during fiscal year 2018 compared to a decrease of $4.5 million and $10.6 million in fiscal years 2017 and 2016, respectively. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income in fiscal years 2018 and 2017 by $2.0 million and $2.2 million, respectively, and cash balances, excluding restricted balances, as of April 30, 2018 and 2017 by $9.0 million and $3.6 million, respectively.
We generally use foreign exchange forward contracts to mitigate foreign currency exchange rate risk for loans we advance to our Canadian operations. At April 30, 2018 we had no forward contracts outstanding, compared with $0.5 million in the prior year.
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

32	2018 Form 10-K | H&R Block, Inc.

Services have full access to the Audit Committee and meet with the committee, both with and without management present, to discuss the scope and results of their audits, including internal controls and financial matters.
Deloitte & Touche LLP audited our consolidated financial statements for fiscal years 2018, 2017 and 2016. The audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework, as of April 30, 2018.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2018, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO, using the 2013 framework. The Company's external auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ Jeffrey J. Jones II	/s/ Tony G. Bowen
Jeffrey J. Jones II	Tony G. Bowen
President and Chief Executive Officer	Chief Financial Officer

H&R Block, Inc. | 2018 Form 10-K	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
H&R Block, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the "Company") as of April 30, 2018 and 2017, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2018, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Kansas City, Missouri
June 15, 2018
We have served as the Company's auditor since 2007.

34	2018 Form 10-K | H&R Block, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
H&R Block, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the "Company") as of April 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2018 of the Company and our report dated June 15, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Kansas City, Missouri
June 15, 2018

H&R Block, Inc. | 2018 Form 10-K	35

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME		(in 000s, except per share amounts)
Year ended April 30,	2018	2017	2016
REVENUES:
Service revenues	$2,766,426	$2,648,349	$2,653,936
Royalty, product and other revenues	393,505	387,965	384,217
	3,159,931	3,036,314	3,038,153
OPERATING EXPENSES:
Costs of revenues	1,739,729	1,644,377	1,685,552
Selling, general and administrative	668,152	675,953	719,409
Total operating expenses	2,407,881	2,320,330	2,404,961

Other income (expense), net	6,054	6,254	5,249
Interest expense on borrowings	(89,372)	(92,951)	(68,962)
Income from continuing operations before income taxes	668,732	629,287	569,479
Income taxes	41,823	208,370	185,926
Net income from continuing operations	626,909	420,917	383,553
Net loss from discontinued operations, net of tax benefits of $7,016, $6,986 and $5,414	(13,760)	(11,972)	(9,286)
NET INCOME	$613,149	$408,945	$374,267

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$2.99	$1.97	$1.54
Discontinued operations	(0.06)	(0.05)	(0.04)
Consolidated	$2.93	$1.92	$1.50

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$2.98	$1.96	$1.53
Discontinued operations	(0.07)	(0.05)	(0.04)
Consolidated	$2.91	$1.91	$1.49

COMPREHENSIVE INCOME:
Net income	$613,149	$408,945	$374,267
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) arising during the year, net of taxes of $ - , ($9) and ($2,270)	1	(16)	(3,530)
Reclassification adjustment for losses (gains) included in income, net of taxes of $ - , $ - and ($3,214)	—	—	(4,982)
Change in foreign currency translation adjustments	995	(4,050)	(4,461)
Other comprehensive income(loss)	996	(4,066)	(12,973)
Comprehensive income	$614,145	$404,879	$361,294

See accompanying notes to consolidated financial statements.

36	2018 Form 10-K | H&R Block, Inc.

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of April 30,	2018	2017
ASSETS
Cash and cash equivalents	$1,544,944	$1,011,331
Cash and cash equivalents - restricted	118,734	106,208
Receivables, less allowance for doubtful accounts of $81,813 and $55,296	146,774	162,775
Income taxes receivable	12,310	—
Prepaid expenses and other current assets	68,951	65,725
Total current assets	1,891,713	1,346,039
Property and equipment, at cost, less accumulated depreciation and amortization of $745,397 and $678,161	231,888	263,827
Intangible assets, net	373,981	409,364
Goodwill	507,871	491,207
Deferred tax assets and income taxes receivable	34,095	83,728
Other noncurrent assets	101,401	99,943
Total assets	$3,140,949	$2,694,108
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$251,975	$217,028
Accrued salaries, wages and payroll taxes	141,499	183,856
Accrued income taxes and reserves for uncertain tax positions	263,050	348,199
Current portion of long-term debt	1,026	981
Deferred revenue and other current liabilities	186,101	189,216
Total current liabilities	843,651	939,280
Long-term debt	1,494,609	1,493,017
Deferred tax liabilities and reserves for uncertain tax positions	229,430	159,085
Deferred revenue and other noncurrent liabilities	179,548	163,609
Total liabilities	2,747,238	2,754,991

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 246,198,878	2,462	2,462
Additional paid-in capital	760,250	754,912
Accumulated other comprehensive loss	(14,303)	(15,299)
Retained earnings (deficit)	362,980	(48,206)
Less treasury shares, at cost, of 36,944,789 and 39,027,573	(717,678)	(754,752)
Total stockholders' equity (deficiency)	393,711	(60,883)
Total liabilities and stockholders' equity	$3,140,949	$2,694,108

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2018 Form 10-K	37

CONSOLIDATED STATEMENTS OF CASH FLOWS			(in 000s)
Year ended April 30,	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$613,149	$408,945	$374,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,295	182,168	173,598
Provision for bad debt	74,489	52,776	75,395
Deferred taxes	112,140	46,455	36,276
Stock-based compensation	21,954	19,285	23,540
Changes in assets and liabilities, net of acquisitions:
Receivables	(65,602)	(77,873)	(70,721)
Prepaid expenses and other current assets	(3,365)	(4,542)	4,321
Other noncurrent assets	(1,421)	(6,364)	4,197
Accounts payable and accrued expenses	32,610	(30,472)	16,723
Accrued salaries, wages and payroll taxes	(43,142)	22,789	17,388
Deferred revenue and other current liabilities	(3,562)	(59,998)	(77,510)
Deferred revenue and other noncurrent liabilities	12,689	4,314	3,055
Income tax receivables, accrued income taxes and income tax reserves	(75,491)	129	(12,499)
Other, net	(7,740)	(5,415)	(23,477)
Net cash provided by operating activities	850,003	552,197	544,553
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities and payments received on available-for-sale securities	—	1,144	436,471
Principal payments and sales of mortgage loans and real estate owned, net	—	207,174	38,481
Capital expenditures	(98,583)	(89,255)	(99,923)
Payments made for business acquisitions, net of cash acquired	(42,539)	(54,816)	(88,776)
Franchise loans funded	(22,320)	(34,473)	(22,820)
Payments received on franchise loans	39,968	61,437	55,007
Other, net	11,417	8,108	11,075
Net cash provided by (used in) investing activities	(112,057)	99,319	329,515
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(830,000)	(1,700,000)	(1,465,000)
Proceeds from line of credit borrowings	830,000	1,700,000	1,465,000
Proceeds from issuance of long-term debt	—	—	996,831
Transfer of HRB Bank deposits	—	—	(419,028)
Customer banking deposits, net	—	—	(326,705)
Dividends paid	(200,469)	(187,115)	(201,688)
Repurchase of common stock, including shares surrendered	(9,147)	(322,850)	(2,018,338)
Proceeds from exercise of stock options	28,340	2,371	25,775
Other, net	(9,388)	(22,830)	(18,576)
Net cash used in financing activities	(190,664)	(530,424)	(1,961,729)

Effects of exchange rate changes on cash	(1,143)	(4,464)	(10,590)

Net increase (decrease) in cash and cash equivalents and restricted cash	546,139	116,628	(1,098,251)
Cash, cash equivalents and restricted cash, beginning of the year	1,117,539	1,000,911	2,099,162
Cash, cash equivalents and restricted cash, end of the year	$1,663,678	$1,117,539	$1,000,911

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$8,276	$163,539	$165,154
Interest paid on borrowings	84,320	87,185	59,058
Accrued additions to property and equipment	3,010	2,433	2,822

See accompanying notes to consolidated financial statements.

38	2018 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of May 1, 2015	316,628	$3,166	$783,793	$1,740	$1,836,442	(41,353)	$(792,192)	$1,832,949
Net income	—	—	—	—	374,267	—	—	374,267
Other comprehensive loss	—	—	—	(12,973)	—	—	—	(12,973)
Stock-based compensation	—	—	23,540	—	—	—	—	23,540
Stock-based awards exercised or vested	—	—	(15,257)	—	(2,848)	2,262	43,451	25,346
Acquisition of treasury shares	—	—	—	—	—	(610)	(18,102)	(18,102)
Repurchase and retirement of common shares	(56,409)	(564)	(33,846)	—	(1,965,826)	—	—	(2,000,236)
Cash dividends declared - $0.80 per share	—	—	—	—	(201,688)	—	—	(201,688)
Balances as of April 30, 2016	260,219	2,602	758,230	(11,233)	40,347	(39,701)	(766,843)	23,103
Net income	—	—	—	—	408,945	—	—	408,945
Other comprehensive loss	—	—	—	(4,066)	—	—	—	(4,066)
Stock-based compensation	—	—	19,285	—	—	—	—	19,285
Stock-based awards exercised or vested	—	—	(14,191)	—	(1,915)	928	17,921	1,815
Acquisition of treasury shares	—	—	—	—	—	(255)	(5,830)	(5,830)
Repurchase and retirement of common shares	(14,020)	(140)	(8,412)	—	(308,468)	—	—	(317,020)
Cash dividends declared - $0.88 per share	—	—	—	—	(187,115)	—	—	(187,115)
Balances as of April 30, 2017	246,199	2,462	754,912	(15,299)	(48,206)	(39,028)	(754,752)	(60,883)
Net income	—	—	—	—	613,149	—	—	613,149
Other comprehensive income	—	—	—	996	—	—	—	996
Stock-based compensation	—	—	21,713	—	—	—	—	21,713
Stock-based awards exercised or vested	—	—	(16,375)	—	(1,494)	2,389	46,221	28,352
Acquisition of treasury shares	—	—	—	—	—	(306)	(9,147)	(9,147)
Cash dividends declared - $0.96 per share	—	—	—	—	(200,469)	—	—	(200,469)
Balances as of April 30, 2018	246,199	$2,462	$760,250	$(14,303)	$362,980	(36,945)	$(717,678)	$393,711

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2018 Form 10-K	39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our subsidiaries provide assisted and do-it-yourself (DIY) tax return preparation solutions through multiple channels (including in-person, online and mobile applications, and desktop software) and distribute H&R Block-branded products and services, including those of our financial partners, to the general public primarily in the United States (U.S.), Canada, Australia, and their respective territories.
PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and our subsidiaries. Intercompany transactions and balances have been eliminated.
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See notes 11 and 12 for additional information on litigation, claims, and other loss contingencies related to our discontinued operations.
MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the U. S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the evaluation of contingent losses arising from our discontinued mortgage business, contingent losses associated with pending claims and litigation, reserves for uncertain tax positions, the impact of legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Legislation) and related matters. Estimates have been prepared based on the best information available as of each balance sheet date. As such, actual results could differ materially from those estimates.
CASH AND CASH EQUIVALENTS – All non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents.
Outstanding checks in excess of funds on deposit (book overdrafts) included in accounts payable totaled $27.2 million and $29.6 million as of April 30, 2018 and 2017, respectively.
CASH AND CASH EQUIVALENTS – RESTRICTED – Cash and cash equivalents – restricted consists primarily of cash held by our captive insurance subsidiary that is expected to be used to pay claims.
RECEIVABLES AND RELATED ALLOWANCES – Our trade receivables consist primarily of accounts receivable from tax clients for tax return preparation and related fees. The allowance for doubtful accounts for these receivables requires management's judgment regarding collectibility and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Credit losses from tax clients for tax return preparation and related fees are not specifically identified and charged off; instead they are evaluated on a pooled basis. At the end of each tax season the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons. We charge-off receivables to an amount we believe represents the net realizable value.
Our financing receivables consist primarily of participations in H&R Block Emerald Advance® lines of Credit (EAs), loans made to franchisees, and amounts due under our Instant Cash Back® program in Canada.
H&R Block Emerald Advance® lines of credit. EAs are typically offered to clients in our offices from late November through December, currently in an amount not to exceed $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be utilized year-round. EA balances require an annual paydown on February 15th, and any amounts unpaid are placed on non-accrual status as of March 1st. Payments on past due amounts are applied to principal. These lines of credit are offered by BofI Federal Bank, a federal savings bank (BofI). We purchase participation interests in their loans, as discussed further in note 11.
Credit losses from EAs are not specifically identified and charged off; instead we review the credit quality of these receivables on a pooled basis, segregated by the year of origination. At the end of the fiscal year, the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons. We charge-off receivables to an amount we believe represents the net realizable value.

40	2018 Form 10-K | H&R Block, Inc.

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
Credit losses from these receivables are not specifically identified and charged off; instead we review the credit quality of these receivables on a pooled basis, segregated by the year of origination. At the end of each tax season the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons. We charge-off receivables to an amount we believe represents the net realizable value.
PROPERTY AND EQUIPMENT – Buildings and equipment are initially recorded at cost and are depreciated over the estimated useful life of the assets using the straight-line method. Leasehold improvements are initially recorded at cost and are amortized over the lesser of the remaining term of the respective lease or the estimated useful life, using the straight-line method. Estimated useful lives are generally 15 to 40 years for buildings, two to five years for computers and other equipment, three to five years for purchased software and up to eight years for leasehold improvements.
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
Intangible assets, including internally-developed software, with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The weighted-average life of intangible assets with finite lives is 18 years. Intangible assets are typically amortized over the estimated useful life of the assets using the straight-line method.
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
Assets measured on a recurring basis are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. There were no transfers between hierarchy levels during the fiscal years ended April 30, 2018 and 2017.

H&R Block, Inc. | 2018 Form 10-K	41

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

▪
Receivables, net - long-term - The carrying values for the long-term portion of loans to franchisees approximate fair market value due to variable interest rates, low historical delinquency rates and franchise territories serving as collateral (Level 1). Long-term EA and Refund Transfer (RT) receivables are carried at net realizable value which approximates fair value (Level 3). Net realizable value is determined based on historical collection rates.

▪	Long-term debt - The fair value of our Senior Notes is based on quotes from multiple banks (Level 2). See note 6 for fair value.

▪	Contingent consideration - Fair value approximates the carrying amount (Level 3). See note 11 for the carrying amount.
REVENUE RECOGNITION – We recognize revenue for our services when each of the following four criteria is met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the selling price is fixed or determinable; and collectibility is reasonably assured.
Service revenues consist primarily of fees for preparation and filing of tax returns, both in offices and through our online programs, fees earned on RTs, interchange income associated with our H&R Block Emerald Prepaid Mastercard® (Emerald Card) program, fees associated with our Peace of Mind® Extended Service Plan (POM) and fees associated with our Tax Identity Shield® (TIS) program. Service revenues are recognized in the period in which the service is performed as follows:

▪
Assisted and online tax preparation revenues are recorded when a completed return is electronically filed or accepted by the customer. Fees for electronic filing of tax returns prepared using our desktop software are recorded when the return is electronically filed.

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

▪	POM revenues are deferred and recognized over the term of the plan, based on actual claims paid in relation to the timing of forecasted claims.

▪	TIS revenues are recognized as the various services are provided to the client, either by us or a third party.
Royalty, product and other revenues include royalties from franchisees and sales of desktop software products, and are recognized as follows:

▪	Franchise royalties, which are based on contractual percentages of franchise gross receipts, are generally recorded in the period in which the services are provided to the customer.

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

Sales tax we collect and remit to taxing authorities is recorded net in the consolidated statements of income.

42	2018 Form 10-K | H&R Block, Inc.

ADVERTISING EXPENSE – Advertising costs for radio, television and online ads are expensed over the course of the tax season, with print and mailing advertising expensed as incurred. Marketing and advertising expenses totaled $249.1 million, $261.3 million and $297.8 million for fiscal years 2018, 2017 and 2016, respectively.
EMPLOYEE BENEFIT PLANS – We have a 401(k) defined contribution plan covering eligible full-time and seasonal employees following the completion of an eligibility period. Employer contributions to this plan are discretionary and totaled $16.4 million, $13.8 million and $14.3 million for continuing operations in fiscal years 2018, 2017 and 2016, respectively.
We have severance plans covering executives and eligible regular full-time or part-time active employees of a participating employer who incur a qualifying termination. Expenses related to severance benefits of continuing operations totaled $4.0 million, $5.6 million and $12.0 million in fiscal years 2018, 2017 and 2016, respectively.
NEW ACCOUNTING PRONOUNCEMENTS –
Restricted Cash in Statement of Cash Flows. In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-18, "Restricted Cash (a consensus of the FASB Emerging Issues Task Force)," (ASU 2016-18). This guidance requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end-of-period total amounts shown on the statement of cash flows. This guidance must be applied retrospectively to all periods presented. We adopted ASU 2016-18 effective May 1, 2017. All prior periods have been adjusted to conform to the current period presentation, which resulted in an increase in cash provided by operations of $2.1 million and $12.2 million for fiscal years 2017 and 2016, respectively.
Stock-based compensation. In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," (ASU 2016-09). This guidance requires that, among other things: (1) all excess tax benefits and tax deficiencies would be recognized as income tax expense or benefit in the income statement; and (2) excess tax benefits would not be separated from other income tax cash flows and, thus, would be classified along with other cash flows as an operating activity. The transition requirements for this guidance cover several aspects of share-based payment accounting, but the changes applicable to us were applied prospectively. We adopted ASU 2016-09 effective May 1, 2017. We recorded a discrete tax benefit of $5.2 million related to stock-based compensation during fiscal year 2018.
Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" (ASU 2016-02), which will require the recognition of lease assets and lease liabilities by lessees for leases previously classified as operating leases. ASU 2016-02 also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. This guidance will be effective for us on May 1, 2019, with early adoption permitted, and requires the use of a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements. However we expect the impact of this guidance on our consolidated financial statements could be significant, as our future minimum operating lease commitments totaled $820.9 million as of April 30, 2018.
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
We have completed our evaluation of the impact of ASU 2014-09 on our U.S. assisted tax preparation fees, U.S. royalties, U.S. DIY tax preparation fees, revenues from POM, revenues from RTs, revenues from Emerald Card transactions, interest and fee income from EAs, fees from TIS and international revenues and based on the results of our evaluation, the application of this guidance will not have a material impact on the recognition of revenue related to these services or products. We plan to adopt using the full retrospective transition method, under which we will

H&R Block, Inc. | 2018 Form 10-K	43

recast prior periods to comply with this new guidance; however, we do not anticipate any changes to our revenues as previously reported.
Income Taxes. In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory," (ASU 2016-16). The new guidance eliminates the exception for intra-entity transfers other than inventory and requires the recognition of current and deferred income taxes resulting from such a transfer when the transfer occurs. This guidance is effective for us on May 1, 2018 on a modified retrospective basis. We will recognize a cumulative-effect adjustment to increase retained earnings by approximately $100 million, which will also result in increases in deferred tax assets and reserves for uncertain tax positions.
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
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
Year ended April 30,	2018	2017	2016
Net income from continuing operations attributable to shareholders	$626,909	$420,917	$383,553
Amounts allocated to participating securities	(1,492)	(1,005)	(718)
Net income from continuing operations attributable to common shareholders	$625,417	$419,912	$382,835

Basic weighted average common shares	208,824	212,809	249,009
Potential dilutive shares	1,389	1,286	1,809
Dilutive weighted average common shares	210,213	214,095	250,818
Earnings per share from continuing operations attributable to common shareholders:
Basic	$2.99	$1.97	$1.54
Diluted	2.98	1.96	1.53

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.6 million, 0.3 million and 0.1 million shares of stock for fiscal years 2018, 2017 and 2016, respectively, as the effect would be antidilutive.
NOTE 3: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of April 30,	2018		2017
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$30,596	$35,212	$39,911	$36,614
Receivables for U.S. assisted and DIY tax preparation and related fees	41,572	5,503	23,025	6,316
Instant Cash Back® receivables	27,192	2,057	34,940	—
H&R Block Emerald Advance® lines of credit	15,642	5,754	16,202	5,069
Software receivables from retailers	6,769	—	16,715	—
Royalties and other receivables from franchisees	9,239	761	13,275	1,585
Other	15,764	3,147	18,707	3,314
	$146,774	$52,434	$162,775	$52,898

44	2018 Form 10-K | H&R Block, Inc.

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
Loans to Franchisees. Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding off-season working capital needs. As of April 30, 2018 and 2017, we had $0.1 million loans more than 90 days past due. We had no loans to franchisees on non-accrual status as of April 30, 2018 or 2017.
Instant Cash Back® Program. Instant Cash Back amounts are generally received from the CRA within 60 days of filing the client's return, with the remaining balance collectible from the client. As of April 30, 2018 and 2017, we had $2.7 million and $1.5 million, respectively, of Instant Cash Back balances more than 60 days old.
We review the credit quality of our Instant Cash Back receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. As of April 30, 2018, gross balances of $31.9 million, $0.5 million and $0.7 million, were originated in fiscal years 2018, 2017, and 2016 and prior, respectively.
H&R Block Emerald Advance® lines of credit. These lines of credit are originated by BofI, and we purchase a participation interest in them. We review the credit quality of our EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid.
Beginning in fiscal year 2018, we now charge-off older balances in December while in prior years, these charge-offs happened in April. This change was made to align with our practices on other financial receivables. Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by year of origination, are as follows:

					(in 000s)
As of April 30,	2018			2017
Year of Origination	Current Balance	Non-Accrual	Year of Origination	Current Balance	Non-Accrual

2018	$25,835	$25,835	2017	$10,160	$10,160
2017	3,955	3,955	2016	4,527	4,527
2016 and prior	4,502	4,502	2015 and prior	2,709	2,709
Revolving loans	13,726	11,067	Revolving loans	13,998	10,600
	48,018	$45,359		31,394	$27,996
Allowance (1)	(26,622)		Allowance (1)	(10,123)
Net balance	$21,396		Net balance	$21,271

(1)
As of April 30, 2018, the allowance relates to estimated uncollectible balances from the 2018 tax season and past due revolving loans. As of April 30, 2017, the allowance related solely to revolving loans.

Allowance for Doubtful Accounts. Activity in the allowance for doubtful accounts for our receivables is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2015	$7,353	$47,174	$54,527
Provision	24,939	48,743	73,682
Charge-offs	(23,285)	(47,913)	(71,198)
Balances as of April 30, 2016	9,007	48,004	57,011
Provision	12,713	40,063	52,776
Charge-offs	(11,597)	(42,894)	(54,491)
Balances as of April 30, 2017	10,123	45,173	55,296
Provision	16,499	57,990	74,489
Charge-offs	—	(47,972)	(47,972)
Balances as of April 30, 2018	$26,622	$55,191	$81,813

In fiscal years 2018 and 2017, we recorded recoveries of $2.9 million and $6.8 million, respectively, on EAs against our allowance, compared to none in fiscal year 2016.

H&R Block, Inc. | 2018 Form 10-K	45

NOTE 4: PROPERTY AND EQUIPMENT
The components of property and equipment, net of accumulated depreciation and amortization, are as follows:

(in 000s)
As of April 30,	2018	2017
Buildings	$62,451	$69,904
Computers and other equipment	91,388	111,618
Leasehold improvements	69,029	74,112
Purchased software	7,642	6,570
Land and other non-depreciable assets	1,378	1,623
	$231,888	$263,827

Depreciation and amortization expense of property and equipment for continuing operations for fiscal years 2018, 2017 and 2016 was $103.4 million, $103.2 million and $100.8 million, respectively.
During fiscal year 2018, we decided to permanently close approximately 400 tax offices after this year's tax season and, as a result, wrote off $7.4 million in related leasehold improvements, furniture and signage. This expense is included in selling, general and administrative expenses in the consolidated statements of income and comprehensive income.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the years ended April 30, 2018 and 2017 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of May 1, 2016	$503,054	$(32,297)	$470,757
Acquisitions	19,261	—	19,261
Disposals and foreign currency changes, net	1,189	—	1,189
Impairments	—	—	—
Balances as of April 30, 2017	523,504	(32,297)	491,207
Acquisitions	15,983	—	15,983
Disposals and foreign currency changes, net	681	—	681
Impairments	—	—	—
Balances as of April 30, 2018	$540,168	$(32,297)	$507,871

We tested goodwill for impairment in the fourth quarter of fiscal year 2018, and did not identify any impairment.

46	2018 Form 10-K | H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
As of April 30,	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reacquired franchise rights	$339,779	$(113,856)	$225,923	$331,150	$(90,877)	$240,273
Customer relationships	256,137	(164,005)	92,132	234,603	(133,207)	101,396
Internally-developed software	140,255	(111,734)	28,521	139,709	(108,379)	31,330
Noncompete agreements	32,899	(29,673)	3,226	32,408	(27,559)	4,849
Franchise agreements	19,201	(12,054)	7,147	19,201	(10,774)	8,427
Purchased technology	54,700	(37,770)	16,930	54,700	(31,973)	22,727
Acquired assets pending final allocation (1)	102	—	102	362	—	362
	$843,073	$(469,092)	$373,981	$812,133	$(402,769)	$409,364

(1)    Represents recent business acquisitions for which final purchase price allocations have not yet been determined.
The increase in the gross carrying amount of intangible assets resulted primarily from the acquisition of approximately 110 offices to our company-owned network. The amounts and weighted-average lives of assets acquired or added during fiscal year 2018 are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Reacquired franchise rights	$8,480	5
Customer relationships	24,518	6
Internally-developed software	16,821	2
Noncompete agreements	453	5
Total	$50,272	4

Amortization of intangible assets of continuing operations for the years ended April 30, 2018, 2017 and 2016 was $79.9 million, $78.9 million and $72.8 million, respectively. Estimated amortization of intangible assets for fiscal years 2019, 2020, 2021, 2022 and 2023 is $68.6 million, $51.9 million, $36.5 million, $25.2 million and $13.4 million, respectively.
NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
As of April 30,	2018	2017
Senior Notes, 4.125%, due October 2020	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000
Capital lease obligation, due over the next 5 years	5,628	6,610
Debt issuance costs and discounts	(9,993)	(12,612)
	1,495,635	1,493,998
Less: Current portion	(1,026)	(981)
	$1,494,609	$1,493,017

UNSECURED COMMITTED LINE OF CREDIT – On September 22, 2017, we entered into a Second Amended and Restated Credit and Guarantee Agreement (2017 CLOC), which further amended our First Amended and Restated Credit and Guarantee Agreement (2016 CLOC), extending the scheduled maturity date from September 22, 2021 to September 22, 2022. Other material terms remain unchanged from our 2016 CLOC. The 2017 CLOC provides for an unsecured senior revolving credit facility in the aggregate principal amount of $2.0 billion, which includes a $200.0

H&R Block, Inc. | 2018 Form 10-K	47

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
The 2017 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage (EBITDA-to-interest expense) ratio calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2017 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2017 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of April 30, 2018.
As of April 30, 2018, amounts available to borrow under the 2017 CLOC were limited by the debt-to-EBITDA covenant to approximately $1.7 billion; however, our cash needs at April 30 generally do not require us to borrow on our CLOC at that time, and we had no balance outstanding under the 2017 CLOC as of April 30, 2018.
SENIOR NOTES – On September 25, 2015, we issued $650.0 million of 4.125% Senior Notes due October 1, 2020, and $350.0 million of 5.250% Senior Notes due October 1, 2025. The Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. Proceeds of the Senior Notes issued in September 2015, along with cash on hand, were used to repurchase shares in fiscal year 2016, as discussed in note 7.
On October 25, 2012, we issued $500.0 million of 5.50% Senior Notes due November 1, 2022. The Senior Notes are not redeemable by the bondholders prior to maturity.
The interest rates on our Senior Notes are subject to adjustment based upon our credit ratings.
OTHER INFORMATION – The aggregate payments required to retire long-term debt are $1.0 million, $1.1 million, $651.1 million, $1.2 million, $501.2 million and $350.0 million in fiscal years 2019, 2020, 2021, 2022, 2023 and beyond, respectively.
The estimated fair value of our long-term debt as of April 30, 2018 and 2017 totaled $1.5 billion and $1.6 billion, respectively.
NOTE 7: STOCKHOLDERS' EQUITY
We had no repurchases or retirements of common stock in fiscal year 2018. During fiscal year 2017, we repurchased and immediately retired 14.0 million shares of common stock at an aggregate cost of $317.0 million, or an average price of $22.61 per share. During fiscal year 2016, we repurchased and immediately retired 56.4 million shares of common stock at an aggregate cost of $2.0 billion, or an average price of $35.46 per share.
As of April 30, 2018 and 2017, substantially all of the balance of our accumulated comprehensive loss consisted of foreign currency translation adjustments.
NOTE 8: STOCK-BASED COMPENSATION
We have a stock-based Long Term Incentive Plan (Plan), under which we can grant stock options, restricted shares, performance-based share units, restricted share units, deferred stock units and other forms of equity to employees, non-employee directors and consultants. Stock-based compensation expense of our continuing operations totaled $22.0 million, $19.3 million and $23.5 million in fiscal years 2018, 2017 and 2016, respectively, net of related tax benefits of $6.9 million, $6.0 million and $9.5 million, respectively. We realized tax benefits of $15.3 million, $5.9 million and $20.9 million in fiscal years 2018, 2017 and 2016, respectively.

48	2018 Form 10-K | H&R Block, Inc.

As of April 30, 2018, we had 14.6 million shares reserved for future awards under our Plan. We issue shares from our treasury stock to satisfy the exercise or vesting of stock-based awards and believe we have adequate treasury stock balances available for future issuances.
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
NONVESTED SHARES AND SHARE UNITS – A summary of nonvested shares, nonvested share units and deferred stock units, including those that are performance-based, for the year ended April 30, 2018, is as follows:

(shares in 000s)
	Nonvested Shares and Nonvested Share Units		Performance-Based Nonvested Share Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of the year	1,616	$23.50	1,099	$30.22
Granted	667	30.03	273	32.66
Released	(635)	24.11	(197)	37.20
Forfeited	(109)	28.22	(48)	29.55
Outstanding, end of the year	1,539	$25.54	1,127	$29.01

The total fair value of shares and units vesting during fiscal years 2018, 2017 and 2016 was $22.6 million, $20.3 million and $28.8 million, respectively. As of April 30, 2018, we had $30.5 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.
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

H&R Block, Inc. | 2018 Form 10-K	49

Year ended April 30,	2018	2017	2016
Expected volatility	13.33% - 81.19%	13.92% - 74.53%	12.85% - 55.27%
Expected term	3 years	3 years	3 years
Dividend yield (1)	0% - 3.23%	0% - 3.68%	0% - 2.70%
Risk-free interest rate	1.42% - 1.55%	0.84%	0.95%
Weighted-average fair value	$32.66	$25.38	$30.00

(1)	The valuation model assumes that dividends are reinvested by the Company on a continuous basis.
STOCK OPTIONS – A summary of options for the fiscal year ended April 30, 2018, is as follows:

(in 000s, except per share amounts)
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of the year	1,702	$17.99
Granted	274	29.73
Exercised	(1,495)	17.94
Forfeited or expired	—	—
Outstanding, end of the year	481	$24.84	7 years	$1,965

Exercisable, end of the year	190	$18.08	4 years	$1,853
Exercisable and expected to vest	435	$24.34	7 years	$1,958

The total intrinsic value of options exercised during fiscal years 2018, 2017 and 2016 was $18.9 million, $1.0 million and $11.7 million, respectively. As of April 30, 2018, we had $1.1 million of total unrecognized compensation cost related to outstanding options. The cost is expected to be recognized over a weighted-average period of two years.
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
The weighted-average fair values for stock options granted during fiscal years 2018, 2017 and 2016 were $5.02, $3.31 and $5.28, respectively.

NOTE 9: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. Our U.S. federal income tax returns for 2015 and 2016 have not been audited and remain open to examination. During the current quarter, the IRS completed its examination of our 2014 federal income tax return with no significant adjustments made. As a result, we consider 2014 to be closed for federal income tax purposes. Our U.S. federal income tax returns for 2013 and all prior periods are closed. With respect to state and local jurisdictions and countries outside of the United States, we are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of the tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
On December 22, 2017, the U.S. government enacted Tax Legislation, which makes broad and complex changes to the U.S. tax code that impacted our financial statements, the most significant being a reduction in the U.S. federal corporate income tax rate from 35% to 21% and the imposition of a one-time transition tax on certain earnings of

50	2018 Form 10-K | H&R Block, Inc.

foreign subsidiaries. In addition, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of Tax Legislation. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Legislation’s enactment date for companies to complete their analysis and apply the provisions of Tax Legislation to their financial statements. To the extent a company’s accounting for certain income tax effects of Tax Legislation is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of Tax Legislation.
During the fourth quarter of fiscal year 2018, we continued our assessment of the corporate income tax impacts expected to result from Tax Legislation. Significant impacts of Tax Legislation to our financial statements include (1) a decrease to current income taxes payable compared to the prior year due to the decrease in the corporate income tax rate from 35% to 21%, (2) re-measurement of our deferred tax assets and liabilities, (3) the repeal of the domestic production activities deduction (DPAD), (4) accrual of a transition tax liability, which is payable in installments over a period of up to eight years, and (5) the tax on Global Intangible Low Taxed Income (GILTI). The Company considers the impact of the repeal of the DPAD as recorded in our April 30, 2018 financial statements to be final. Our financial statements reflect reasonable provisional estimates of the effects of Tax Legislation in computing our deferred taxes, the one-time transition tax, the impact of GILTI, unrecognized tax benefits, and, the indirect impacts of Tax Legislation on state and local taxes. During the three month period ending April 30, 2018, the Company recognized immaterial adjustments to the provisional amounts recorded at January 31, 2018 and included these adjustments as a component of tax expense from continuing operations.
We are in the process of finalizing our assessment of the impact of Tax Legislation and our provisional estimates may change as a result of additional analysis of the underlying calculations or additional regulatory guidance that clarifies the interpretations of Tax Legislation. Additionally, due to the complexity of Tax Legislation as it related to GILTI, we are continuing to evaluate how the income tax provision will be accounted for under U.S. GAAP, which permits companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the company is subject to the rules, or (ii) account for GILTI in the company’s measurement of deferred taxes. Currently, we have not elected a method and will do so only after we complete our analysis of the GILTI provisions.
The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
Year ended April 30,	2018	2017	2016
Domestic	$547,101	$535,378	$513,746
Foreign	121,631	93,909	55,733
	$668,732	$629,287	$569,479

Foreign income consists principally of intercompany transactions and our tax operations in Canada and Australia.

H&R Block, Inc. | 2018 Form 10-K	51

The reconciliation between the income tax provision and the amount computed by applying the statutory U.S. federal tax rate to income taxes of continuing operations is as follows:

Year ended April 30,	2018	2017	2016
U.S. statutory tax rate	21.0%	35.0%	35.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	2.2%	1.6%	2.2%
Earnings taxed in foreign jurisdictions	(4.9)%	(4.6)%	(2.0)%
Permanent differences	0.4%	(0.4)%	(0.2)%
Uncertain tax positions	3.6%	4.3%	2.8%
Remeasurement of deferred tax assets and liabilities	(2.6)%	—%	—%
Tax benefit due to effective date of statutory rate change	(15.9)%	—%	—%
One-time transition tax	2.9%	—%	—%
Tax deductible write-down of foreign investment	(2.4)%	—%	—%
Change in valuation allowance - domestic	1.1%	(0.1)%	—%
Change in valuation allowance - foreign (1)	2.9%	0.3%	(0.5)%
Significant state apportionment changes	—%	—%	(4.3)%
Other	(2.0)%	(3.0)%	(0.3)%
Effective tax rate	6.3%	33.1%	32.7%

(1) Primarily relates to the tax deductible write-down of foreign investment.
The effective tax rate for fiscal year 2018 decreased 26.8% compared to the prior year. The reduced effective tax rate results primarily from the decrease in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The impact of the rate decrease is exaggerated in fiscal year 2018 due to the seasonality of our business and our differing year ends for corporate income tax filing and financial reporting purposes, which is included as "tax benefit due to effective date of statutory rate change" in the table above. Our tax returns for the U.S. are filed on a calendar year-end basis. Therefore, pretax losses for the eight months ended December 31, 2017 resulted in income tax benefits based on the statutory rate of 35%, while the pretax income generated in the four months ended April 30, 2018 was taxed at the statutory rate of 21%.
The components of income tax expense (benefit) for continuing operations are as follows:

(in 000s)
Year ended April 30,	2018	2017	2016
Current:
Federal	$(53,630)	$147,961	$167,233
State	25,240	15,118	(26,980)
Foreign	9,953	10,678	8,735
	(18,437)	173,757	148,988
Deferred:
Federal	50,505	39,299	19,937
State	24,666	(5,064)	13,801
Foreign	(14,911)	378	3,200
	60,260	34,613	36,938
Total income taxes for continuing operations	$41,823	$208,370	$185,926

The negative current federal income tax is driven primarily by the decrease in the federal income tax rate combined with the seasonality of our business and the differing year ends for corporate income tax filing and financial reporting purposes.
The net loss from discontinued operations for fiscal years 2018, 2017 and 2016 totaled $13.8 million, $12.0 million and $9.3 million, respectively, and was net of tax benefits of $7.0 million, $7.0 million and $5.4 million, respectively.

52	2018 Form 10-K | H&R Block, Inc.

The significant components of deferred tax assets and liabilities are reflected in the following table:

(in 000s)
As of April 30,	2018	2017
Deferred tax assets:
Accrued expenses	$3,847	$4,491
Deferred revenue	9,482	36,305
Allowance for credit losses and related reserves	25,058	39,243
Internally-developed software	15,741	55,253
Deferred and stock-based compensation	4,526	17,919
Net operating loss carry-forward	69,567	28,049
Federal tax benefits related to state unrecognized tax benefits	15,738	36,265
Valuation allowance	(49,215)	(22,844)
Total deferred tax assets	94,744	194,681

Deferred tax liabilities:
Prepaid expenses and other	(8,986)	(12,104)
Property and equipment	(7,944)	(10,024)
Intangibles	(61,226)	(95,385)
Total deferred tax liabilities	(78,156)	(117,513)

Net deferred tax assets	$16,588	$77,168

Net deferred tax assets decreased by $60.6 million during the current period primarily due to a change in tax accounting method related to our deferred POM revenue, electing to claim 100% bonus depreciation on eligible assets and re-measurement of all deferred tax assets and liabilities due to Tax Legislation.
A reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the consolidated balance sheets is as follows:

(in 000s)
As of April 30,	2018	2017
Deferred income tax assets	$29,455	$77,168
Deferred tax liabilities	(12,867)	—
Net deferred tax asset	$16,588	$77,168

Changes in our valuation allowance for fiscal years 2018, 2017 and 2016 are as follows:

(in 000s)
Year ended April 30,	2018	2017	2016
Balance, beginning of the year	$22,844	$21,515	$24,937
Additions:
Charged to costs and expenses	26,371	3,281	3,207
Charged to other accounts	—	—	—
Deductions	—	(1,952)	(6,629)
Balance, end of the year	$49,215	$22,844	$21,515

Our valuation allowance on deferred tax assets increased $26.4 million during the current period. The increase in valuation allowance primarily related to foreign losses generated in the current fiscal year.
Certain of our subsidiaries file stand-alone returns in various state, local and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. As of April 30, 2018, we had net operating losses (NOLs) in various states and foreign jurisdictions. The amount of state and foreign NOLs vary by taxing jurisdiction. We maintain a valuation allowance of $21.8 million on state NOLs and $27.3 million on foreign NOLs for the portion of such losses

H&R Block, Inc. | 2018 Form 10-K	53

that, more likely than not, will not be realized. If not used, the NOLs will expire in varying amounts during fiscal years 2019 through 2038.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries; therefore, no provision has been made for income taxes that might be payable upon remittance of such earnings. The amount of unrecognized tax liability on these foreign earnings, net of expected foreign tax credits, is immaterial as of April 30, 2018.
Changes in unrecognized tax benefits for fiscal years 2018, 2017 and 2016 are as follows:

(in 000s)
Year ended April 30,	2018	2017	2016
Balance, beginning of the year	$149,943	$111,514	$86,268
Additions based on tax positions related to prior years	6,657	14,743	29,294
Reductions based on tax positions related to prior years	(25,259)	(8,469)	(25,413)
Additions based on tax positions related to the current year	68,292	33,264	27,220
Reductions related to settlements with tax authorities	(637)	(293)	(450)
Expiration of statute of limitations	(12,936)	(989)	(8,922)
Other	1	173	3,517
Balance, end of the year	$186,061	$149,943	$111,514

The total gross unrecognized tax benefit ending balance as of April 30, 2018, 2017 and 2016, includes $132.4 million, $118.2 million and $82.3 million, respectively, which if recognized, would impact our effective tax rate. The difference results from adjusting the gross balances for such items as federal, state and foreign deferred items, interest and deductible taxes. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $10 million within the next twelve months due to settlements of audit issues and expiration of statutes of limitations.
Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The total gross interest and penalties accrued as of April 30, 2018, 2017 and 2016 totaled $18.7 million, $21.0 million and $22.3 million, respectively.
NOTE 10: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
Year ended April 30,	2018	2017	2016
Mortgage loans and real estate owned, net	$—	$2,644	$4,914
Interest income	6,861	3,642	3,962
Interest and gains on available-for-sale securities	—	188	8,548
Foreign currency losses	(165)	(1)	(7,807)
Impairment of investments	—	—	(2,500)
Other, net	(642)	(219)	(1,868)
	$6,054	$6,254	$5,249

In fiscal year 2017, we sold our portfolio of mortgage loans and related real estate owned.
NOTE 11: COMMITMENTS AND CONTINGENCIES
We offer POM to tax clients whereby we (1) represent our clients if they are audited by a taxing authority, and (2) assume the cost, up to a cumulative per client limit of $6,000 for U.S. clients and $3,000CAD for Canadian clients, of additional taxes owed by a client resulting from errors attributable to H&R Block. We defer all revenues and direct costs associated with these service plans, recognizing these amounts over the term of the service plan based on actual claims paid in relation to projected claims. The related short-term asset is included in prepaid expenses and other current assets. The related liability is included in deferred revenue and other current liabilities in the consolidated

54	2018 Form 10-K | H&R Block, Inc.

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

(in 000s)
Year ended April 30,	2018	2017
Balance, beginning of the year	$211,223	$204,342
Amounts deferred for new extended service plans issued	122,650	120,691
Revenue recognized on previous deferrals	(115,599)	(113,810)
Balance, end of the year	$218,274	$211,223

Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest if we make an error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000, if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $9.4 million and $6.8 million as of April 30, 2018 and 2017, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Our liability related to acquisitions for estimated contingent consideration was $12.1 million and $10.4 million as of April 30, 2018 and 2017, respectively, with amounts recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition, and are generally paid out two to three years after the acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $40.9 million as of April 30, 2018, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $20.2 million.
We are self-insured for certain risks, including, employer provided medical benefits, workers' compensation, property and casualty, tax errors and omissions, and claims related to POM. These programs maintain various self-insured retentions. In all but POM in company-owned offices, commercial insurance is purchased in excess of the self-insured retentions. We accrue estimated losses for self-insured retentions using actuarial models and assumptions based on historical loss experience.
We have a deferred compensation plan that permits certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in deferred revenue and other liabilities is $23.3 million and $25.2 million as of April 30, 2018 and 2017, respectively, reflecting our obligation under these plans.
On July 27, 2017, we entered into a Refund Advance Program Agreement and certain ancillary agreements with BofI, pursuant to which they will originate and fund Refund Advance loans, and provide technology, software, and underwriting support services related to such loans during the 2018 tax season. The Refund Advance Program Agreement was subsequently amended on November 9, 2017. RAs are offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by the loan originator. We pay loan origination fees based on volume and customer type. The loan origination fees are intended to cover expected loan losses and payments to capital providers, among other items. We have provided two limited guaranties related to this agreement. We have provided a limited guaranty up to $10 million related to loans to clients prior to the IRS accepting electronic filing. At April 30, 2018 and 2017, we had accrued an estimated liability of $1.6 million and $0.7 million, respectively, related to this guaranty. Additionally, we provided a limited guaranty for the remaining loans, up to $57 million in the aggregate, which would cover certain incremental loan losses. Based on performance of the remaining loans to date, we do not expect to pay any amounts related to this guaranty.
In connection with an agreement with BofI, we are required to purchase a 90% participation interest, at par, in all EAs originated by our lending partner. See note 3 for additional information about these balances.

H&R Block, Inc. | 2018 Form 10-K	55

Substantially all of the operations of our subsidiaries are conducted in leased premises. Most of the operating leases are for periods ranging from three years to five years, with renewal options, and provide for fixed monthly rentals. Future minimum operating lease commitments as of April 30, 2018, are as follows:

(in 000s)
2019	$230,163
2020	228,063
2021	173,746
2022	103,545
2023	51,575
2024 and beyond	33,813
$820,905

Rent expense of continuing operations for fiscal years 2018, 2017 and 2016 totaled $245.9 million, $236.2 million and $228.5 million, respectively.
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
SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. SCC’s loss estimate as of April 30, 2018, is based on the best information currently available, management judgment, developments in relevant case law, and the terms of bulk settlements. In periods when a liability is accrued for such loss contingencies, the liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. A rollforward of SCC’s accrued liability for these loss contingencies is as follows:

(in 000s)
Year ended April 30,	2018	2017	2016
Balance, beginning of the year	$4,500	$65,265	$149,765
Loss provisions	—	235	4,000
Payments	(4,500)	(61,000)	(88,500)
Balance, end of the year	$—	$4,500	$65,265

See note 12, which addresses contingent losses that may be incurred with respect to various indemnification or contribution claims by underwriters, depositors, and securitization trustees in securitization transactions in which SCC participated.
NOTE 12: LITIGATION AND OTHER RELATED CONTINGENCIES
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

56	2018 Form 10-K | H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of April 30, 2018. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of April 30, 2018 and 2017, our total accrued liabilities were $2.7 million and $2.3 million, respectively.
Our aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a loss is believed to be reasonably possible, but a liability has not been accrued. This aggregate range only represents those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of April 30, 2018, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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

H&R Block, Inc. | 2018 Form 10-K	57

termination and sale. These lawsuits, claims, and other loss contingencies include actions by regulators, third parties seeking indemnification or contribution, including depositors, underwriters, and securitization trustees, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these lawsuits, claims, and contingencies allege or may allege discriminatory or unfair and deceptive loan origination and servicing (including debt collection, foreclosure, and eviction) practices, other common law torts, rights to indemnification or contribution, breach of contract, violations of securities laws, and violations of a variety of federal statutes, including the Truth in Lending Act (TILA), Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act (RESPA), Home Ownership & Equity Protection Act (HOEPA), as well as similar state statutes. It is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters, some of which are beyond the Company's control, and the indeterminate damages sought in some of these matters.
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

58	2018 Form 10-K | H&R Block, Inc.

On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. On September 30, 2016, the court granted a motion allowing the plaintiff to file a second amended complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. SCC filed a motion for reconsideration, followed by a motion for leave to appeal the ruling, both of which were denied. On October 6, 2016, the plaintiff filed its second amended complaint. In response to a motion filed by SCC, the court dismissed the plaintiff's claim for breach of one of the representations. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. The settlement payments for representation and warranty claims made in fiscal year 2018, as disclosed in note 11, are related to some of the loans in this case. We have not concluded that a loss related to this lawsuit is probable, nor have we accrued a liability related to this lawsuit.
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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of April 30, 2018, total approximately $300 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.

H&R Block, Inc. | 2018 Form 10-K	59

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
NOTE 13: SEGMENT INFORMATION
Our subsidiaries provide assisted and DIY tax return preparation solutions through multiple channels (including in-person, online and mobile applications, and desktop software) and distribute the H&R Block-branded products and services, including those of our financial partners, to the general public primarily in the U.S., Canada, Australia, and their respective territories. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or virtually via the internet) or prepared and filed by our clients through our DIY tax solutions.
We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation services seamlessly.
Revenues of our continuing operations are as follows:

(in 000s)
Year ended April 30,	2018	2017	2016
REVENUES :
U.S. assisted tax preparation fees	$1,947,160	$1,902,212	$1,890,175
U.S. royalties	245,444	250,270	249,433
U.S. DIY tax preparation fees	243,159	219,123	234,341
International revenues	227,266	210,320	213,400
Revenues from Refund Transfers	171,959	148,212	162,560
Revenues from Emerald Card®	102,640	95,221	92,608
Revenues from Peace of Mind® Extended Service Plan	101,572	92,820	86,830
Interest and fee income on Emerald Advance	56,986	57,022	57,268
Other	63,745	61,114	51,538
	$3,159,931	$3,036,314	$3,038,153

60	2018 Form 10-K | H&R Block, Inc.

The carrying value of long-lived assets held outside the U.S. totaled $24.5 million, $21.0 million and $17.5 million as of April 30, 2018, 2017 and 2016, respectively.
NOTE 14: QUARTERLY FINANCIAL DATA (UNAUDITED)

(in 000s, except per share amounts)
	Fiscal Year 2018	Apr 30, 2018	Jan 31, 2018	Oct 31, 2017	Jul 31, 2017
Revenues	$3,159,931	$2,392,849	$488,426	$140,854	$137,802
Income (loss) from continuing operations before taxes (benefit)	$668,732	$1,231,021	$(120,805)	$(236,265)	$(205,219)
Income taxes (benefit)	41,823	85,057	122,120	(87,953)	(77,401)
Net income (loss) from continuing operations	626,909	1,145,964	(242,925)	(148,312)	(127,818)
Net loss from discontinued operations	(13,760)	(3,037)	(2,720)	(5,254)	(2,749)
Net income (loss)	$613,149	$1,142,927	$(245,645)	$(153,566)	$(130,567)
Basic earnings (loss) per share:
Continuing operations	$2.99	$5.47	$(1.16)	$(0.71)	$(0.62)
Discontinued operations	(0.06)	(0.02)	(0.02)	(0.03)	(0.01)
Consolidated	$2.93	$5.45	$(1.18)	$(0.74)	$(0.63)
Diluted earnings (loss) per share:
Continuing operations	$2.98	$5.43	$(1.16)	$(0.71)	$(0.62)
Discontinued operations	(0.07)	(0.01)	(0.02)	(0.03)	(0.01)
Consolidated	$2.91	$5.42	$(1.18)	$(0.74)	$(0.63)

(in 000s, except per share amounts)
	Fiscal Year 2017	Apr 30, 2017	Jan 31, 2017	Oct 31, 2016	Jul 31, 2016
Revenues	$3,036,314	$2,327,915	$451,882	$131,332	$125,185
Income (loss) from continuing operations before taxes (benefit)	$629,287	$1,211,903	$(150,598)	$(228,469)	$(203,549)
Income taxes (benefit)	208,370	425,333	(49,386)	(85,054)	(82,523)
Net income (loss) from continuing operations	420,917	786,570	(101,212)	(143,415)	(121,026)
Net loss from discontinued operations	(11,972)	(3,218)	(3,302)	(2,805)	(2,647)
Net income (loss)	$408,945	$783,352	$(104,514)	$(146,220)	$(123,673)
Basic earnings (loss) per share:
Continuing operations	$1.97	$3.79	$(0.49)	$(0.67)	$(0.55)
Discontinued operations	(0.05)	(0.02)	(0.01)	(0.01)	(0.01)
Consolidated	$1.92	$3.77	$(0.50)	$(0.68)	$(0.56)
Diluted earnings (loss) per share:
Continuing operations	$1.96	$3.76	$(0.49)	$(0.67)	$(0.55)
Discontinued operations	(0.05)	(0.01)	(0.01)	(0.01)	(0.01)
Consolidated	$1.91	$3.75	$(0.50)	$(0.68)	$(0.56)

Because most of our clients file their tax returns during the period from January through April of each year, a substantial majority of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through the first three quarters of our fiscal year. Income tax expense (benefit) for the quarters ended January 31, 2018 and April 30, 2018 were significantly impacted by Tax Legislation. See note 9 for further discussion.

H&R Block, Inc. | 2018 Form 10-K	61

The accumulation of four quarters in fiscal years 2018 and 2017 for earnings per share may not equal the related per share amounts for the years ended April 30, 2018 and 2017 due to the timing of the exercise of stock options and lapse of certain restrictions on nonvested shares and share units and deferred stock units and the antidilutive effect of stock options and nonvested shares and share units in the first three quarters for those years.
Information regarding H&R Block's common stock prices and dividends for fiscal years 2018 and 2017 is as follows:

	Fiscal Year	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal Year 2018:
Dividends paid per share	$0.96	$0.24	$0.24	$0.24	$0.24
Stock price range:
High	$31.80	$29.47	$29.16	$31.80	$31.70
Low	23.59	23.80	23.59	24.59	24.55
Fiscal Year 2017:
Dividends paid per share	$0.88	$0.22	$0.22	$0.22	$0.22
Stock price range:
High	$24.95	$24.82	$24.06	$24.95	$24.53
Low	19.18	19.85	20.91	20.58	19.18

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

CONDENSED CONSOLIDATING INCOME STATEMENTS					(in 000s)
Year ended April 30, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$192,353	$3,028,576	$(60,998)	$3,159,931
Cost of revenues	—	81,746	1,696,719	(38,736)	1,739,729
Selling, general and administrative	—	25,691	664,723	(22,262)	668,152
Total operating expenses	—	107,437	2,361,442	(60,998)	2,407,881
Other income (expense), net	599,202	30,305	36,667	(660,120)	6,054
Interest expense on external borrowings	—	(89,068)	(304)	—	(89,372)
Income from continuing operations before income taxes (benefit)	599,202	26,153	703,497	(660,120)	668,732
Income taxes (benefit)	(13,947)	(5,203)	60,973	—	41,823
Net income from continuing operations	613,149	31,356	642,524	(660,120)	626,909
Net loss from discontinued operations	—	(13,755)	(5)	—	(13,760)
Net income	613,149	17,601	642,519	(660,120)	613,149
Other comprehensive income	996	—	996	(996)	996
Comprehensive income	$614,145	$17,601	$643,515	$(661,116)	$614,145

62	2018 Form 10-K | H&R Block, Inc.

Year ended April 30, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$186,659	$2,877,265	$(27,610)	$3,036,314
Cost of revenues	—	71,661	1,580,425	(7,709)	1,644,377
Selling, general and administrative	—	24,201	671,653	(19,901)	675,953
Total operating expenses	—	95,862	2,252,078	(27,610)	2,320,330
Other income (expense), net	399,996	25,361	9,330	(428,433)	6,254
Interest expense on external borrowings	—	(92,263)	(688)	—	(92,951)
Income from continuing operations before income taxes (benefit)	399,996	23,895	633,829	(428,433)	629,287
Income taxes (benefit)	(8,949)	6,472	210,847	—	208,370
Net income from continuing operations	408,945	17,423	422,982	(428,433)	420,917
Net income (loss) from discontinued operations	—	(12,705)	733	—	(11,972)
Net income	408,945	4,718	423,715	(428,433)	408,945
Other comprehensive loss	(4,066)	—	(4,066)	4,066	(4,066)
Comprehensive income	$404,879	$4,718	$419,649	$(424,367)	$404,879

Year ended April 30, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$192,698	$2,868,343	$(22,888)	$3,038,153
Cost of revenues	—	102,707	1,588,450	(5,605)	1,685,552
Selling, general and administrative	2,537	30,780	703,375	(17,283)	719,409
Total operating expenses	2,537	133,487	2,291,825	(22,888)	2,404,961
Other income (expense), net	375,136	21,473	(9,965)	(381,395)	5,249
Interest expense on external borrowings	—	(68,531)	(431)	—	(68,962)
Income from continuing operations before income taxes (benefit)	372,599	12,153	566,122	(381,395)	569,479
Income taxes (benefit)	(1,668)	1,411	186,183	—	185,926
Net income from continuing operations	374,267	10,742	379,939	(381,395)	383,553
Net loss from discontinued operations	—	(9,286)	—	—	(9,286)
Net income	374,267	1,456	379,939	(381,395)	374,267
Other comprehensive loss	(12,973)	(8,444)	(12,973)	21,417	(12,973)
Comprehensive income (loss)	$361,294	$(6,988)	$366,966	$(359,978)	$361,294

H&R Block, Inc. | 2018 Form 10-K	63

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,346	$1,540,598	$—	$1,544,944
Cash & cash equivalents - restricted	—	—	118,734	—	118,734
Receivables, net	—	51,562	95,212	—	146,774
Income taxes receivable	2,801	—	12,310	(2,801)	12,310
Prepaid expenses and other current assets	—	1,954	66,997	—	68,951
Total current assets	2,801	57,862	1,833,851	(2,801)	1,891,713
Property and equipment, net	—	467	231,421	—	231,888
Intangible assets, net	—	—	373,981	—	373,981
Goodwill	—	—	507,871	—	507,871
Deferred tax assets and income taxes receivable	1,400	17,798	14,897	—	34,095
Investments in subsidiaries	2,801,808	—	131,315	(2,933,123)	—
Amounts due from affiliates	—	1,541,954	2,400,938	(3,942,892)	—
Other noncurrent assets	—	50,073	51,328	—	101,401
Total assets	$2,806,009	$1,668,154	$5,545,602	$(6,878,816)	$3,140,949

Accounts payable and accrued expenses	$2,074	$16,628	$233,273	$—	$251,975
Accrued salaries, wages and payroll taxes	—	1,161	140,338	—	141,499
Accrued income taxes and reserves for uncertain tax positions	—	1,060	264,791	(2,801)	263,050
Current portion of long-term debt	—	—	1,026	—	1,026
Deferred revenue and other current liabilities	—	22,172	163,929	—	186,101
Total current liabilities	2,074	41,021	803,357	(2,801)	843,651
Long-term debt	—	1,490,007	4,602	—	1,494,609
Deferred tax liabilities and reserves for uncertain tax positions	9,286	4,963	215,181	—	229,430
Deferred revenue and other noncurrent liabilities	—	848	178,700	—	179,548
Amounts due to affiliates	2,400,938	—	1,541,954	(3,942,892)	—
Total liabilities	2,412,298	1,536,839	2,743,794	(3,945,693)	2,747,238
Stockholders' equity	393,711	131,315	2,801,808	(2,933,123)	393,711
Total liabilities and stockholders' equity	$2,806,009	$1,668,154	$5,545,602	$(6,878,816)	$3,140,949

64	2018 Form 10-K | H&R Block, Inc.

As of April 30, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,486	$1,006,845	$—	$1,011,331
Cash & cash equivalents - restricted	—	8,060	98,148	—	106,208
Receivables, net	—	61,250	101,525	—	162,775
Prepaid expenses and other current assets	—	2,280	63,445	—	65,725
Total current assets	—	76,076	1,269,963	—	1,346,039
Property and equipment, net	—	78	263,749	—	263,827
Intangible assets, net	—	—	409,364	—	409,364
Goodwill	—	—	491,207	—	491,207
Deferred tax assets and income taxes receivable	5,587	30,743	47,398	—	83,728
Investments in subsidiaries	2,158,234	—	113,714	(2,271,948)	—
Amounts due from affiliates	—	1,493,195	2,194,294	(3,687,489)	—
Other noncurrent assets	—	51,829	48,114	—	99,943
Total assets	$2,163,821	$1,651,921	$4,837,803	$(5,959,437)	$2,694,108

Accounts payable and accrued expenses	$2,086	$14,218	$200,724	$—	$217,028
Accrued salaries, wages and payroll taxes	—	851	183,005	—	183,856
Accrued income taxes and reserves for uncertain tax positions	—	—	348,199	—	348,199
Current portion of long-term debt	—	—	981	—	981
Deferred revenue and other current liabilities	—	26,759	162,457	—	189,216
Total current liabilities	2,086	41,828	895,366	—	939,280
Long-term debt	—	1,487,389	5,628	—	1,493,017
Deferred tax liabilities and reserves for uncertain tax positions	28,324	8,037	122,724	—	159,085
Deferred revenue and other noncurrent liabilities	—	953	162,656	—	163,609
Amounts due to affiliates	2,194,294	—	1,493,195	(3,687,489)	—
Total liabilities	2,224,704	1,538,207	2,679,569	(3,687,489)	2,754,991
Stockholders' equity (deficiency)	(60,883)	113,714	2,158,234	(2,271,948)	(60,883)
Total liabilities and stockholders' equity	$2,163,821	$1,651,921	$4,837,803	$(5,959,437)	$2,694,108

H&R Block, Inc. | 2018 Form 10-K	65

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Year ended April 30, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by operating activities:	$—	$13,333	$836,670	$—	$850,003
Cash flows from investing:
Capital expenditures	—	(506)	(98,077)	—	(98,583)
Payments for business acquisitions, net of cash acquired	—	—	(42,539)	—	(42,539)
Franchise loans funded	—	(21,890)	(430)	—	(22,320)
Payments received on franchise loans	—	39,263	705	—	39,968
Intercompany borrowings (payments)	—	(38,899)	(181,276)	220,175	—
Other, net	—	1,161	10,256	—	11,417
Net cash used in investing activities	—	(20,871)	(311,361)	220,175	(112,057)
Cash flows from financing:
Repayments of line of credit borrowings	—	(830,000)	—	—	(830,000)
Proceeds from line of credit borrowings	—	830,000	—	—	830,000
Dividends paid	(200,469)	—	—	—	(200,469)
Repurchase of common stock, including shares surrendered	(9,147)	—	—	—	(9,147)
Proceeds from exercise of stock options	28,340	—	—	—	28,340
Intercompany borrowings (payments)	181,276	—	38,899	(220,175)	—
Other, net	—	(662)	(8,726)	—	(9,388)
Net cash provided by (used in) financing activities	—	(662)	30,173	(220,175)	(190,664)
Effects of exchange rate changes on cash	—	—	(1,143)	—	(1,143)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(8,200)	554,339	—	546,139
Cash, cash equivalents and restricted cash - beginning of the year	—	12,546	1,104,993	—	1,117,539
Cash, cash equivalents and restricted cash - end of the year	$—	$4,346	$1,659,332	$—	$1,663,678

66	2018 Form 10-K | H&R Block, Inc.

Year ended April 30, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$—	$(66,499)	$618,696	$—	$552,197
Cash flows from investing:
Sales, maturities and payments received on AFS securities	—	144	1,000	—	1,144
Principal payments and sales of mortgage loans and real estate owned, net	—	207,174	—	—	207,174
Capital expenditures	—	(32)	(89,223)	—	(89,255)
Payments for business acquisitions, net of cash acquired	—	—	(54,816)	—	(54,816)
Franchise loans funded	—	(34,136)	(337)	—	(34,473)
Payments received on franchise loans	—	61,102	335	—	61,437
Intercompany borrowings (payments)	—	(194,782)	(507,594)	702,376	—
Other, net	—	1,546	6,562	—	8,108
Net cash provided by (used in) investing activities	—	41,016	(644,073)	702,376	99,319
Cash flows from financing:
Repayments of line of credit borrowings	—	(1,700,000)	—	—	(1,700,000)
Proceeds from line of credit borrowings	—	1,700,000	—	—	1,700,000
Dividends paid	(187,115)	—	—	—	(187,115)
Repurchase of common stock, including shares surrendered	(322,850)	—	—	—	(322,850)
Proceeds from exercise of stock options	2,371	—	—	—	2,371
Intercompany borrowings (payments)	507,594	—	194,782	(702,376)	—
Other, net	—	—	(22,830)	—	(22,830)
Net cash provided by (used in) financing activities	—	—	171,952	(702,376)	(530,424)
Effects of exchange rate changes on cash	—	—	(4,464)	—	(4,464)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(25,483)	142,111	—	116,628
Cash, cash equivalents and restricted cash - beginning of the year	—	38,029	962,882	—	1,000,911
Cash, cash equivalents and restricted cash - end of the year	$—	$12,546	$1,104,993	$—	$1,117,539

H&R Block, Inc. | 2018 Form 10-K	67

Year ended April 30, 2016	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$—	$(71,783)	$616,336	$—	$544,553
Cash flows from investing:
Sales, maturities and payments received on AFS securities	—	430,460	6,011	—	436,471
Principal payments and sales of mortgage loans and real estate owned, net	—	38,481	—	—	38,481
Capital expenditures	—	(21)	(99,902)	—	(99,923)
Payments for business acquisitions, net of cash acquired	—	—	(88,776)	—	(88,776)
Franchise loans funded	—	(22,479)	(341)	—	(22,820)
Payments received on franchise loans	—	54,613	394	—	55,007
Intercompany borrowings (payments)	—	(1,147,985)	(2,197,954)	3,345,939	—
Other, net	—	2,192	8,883	—	11,075
Net cash provided by (used in) investing activities	—	(644,739)	(2,371,685)	3,345,939	329,515
Cash flows from financing:
Repayments of short-term borrowings	—	(1,465,000)	—	—	(1,465,000)
Proceeds from short-term borrowings	—	1,465,000	—	—	1,465,000
Proceeds from long-term debt	—	996,831	—	—	996,831
Transfer of HRB Bank deposits	—	(419,028)	—	—	(419,028)
Customer banking deposits, net	—	(327,145)	—	440	(326,705)
Dividends paid	(201,688)	—	—	—	(201,688)
Repurchase of common stock, including shares surrendered	(2,018,338)	—	—	—	(2,018,338)
Proceeds from exercise of stock options	25,775	—	—	—	25,775
Intercompany borrowings (payments)	2,197,954	—	1,147,985	(3,345,939)	—
Other, net	(3,703)	(19,282)	4,409	—	(18,576)
Net cash provided by (used in) financing activities	—	231,376	1,152,394	(3,345,499)	(1,961,729)
Effects of exchange rate changes on cash	—	—	(10,590)	—	(10,590)
Net decrease in cash, cash equivalents and restricted cash	—	(485,146)	(613,545)	440	(1,098,251)
Cash, cash equivalents and restricted cash - beginning of the year	—	523,175	1,576,427	(440)	2,099,162
Cash, cash equivalents and restricted cash - end of the year	$—	$38,029	$962,882	$—	$1,000,911

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

68	2018 Form 10-K | H&R Block, Inc.

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
As of the end of the period covered by this Form 10-K, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operations of our Disclosure Controls. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our Disclosure Controls were effective as of the end of the period covered by this Annual Report on Form 10-K.
(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2018 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2018, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company's external auditors that audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended April 30, 2018, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is included under the caption "Employees and Executive Officers" in Item 1 of this report on Form 10-K.
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2018, is incorporated herein by reference:

▪	Information appearing under the heading "Proposal 1 – Election of Directors";

▪	Information appearing under the heading "Section 16(a) Beneficial Ownership Reporting Compliance"; and

▪	Information appearing under the heading "Board of Directors' Meetings and Committees" regarding identification of the Audit Committee and Audit Committee financial experts.
We have adopted a Code of Business Ethics and Conduct that applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions. A copy of the Code of Business Ethics and Conduct is available on our website at www.hrblock.com. We intend to provide information on our website regarding amendments to, or waivers under, the Code of Business Ethics and Conduct.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2018, in the sections entitled "Director Compensation," "Director Compensation

H&R Block, Inc. | 2018 Form 10-K	69

Table," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Risk Assessment in Compensation Programs," and "Executive Compensation," and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2018, in the sections entitled "Equity Compensation Plans" and "Information Regarding Security Holders," and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2018, in the sections entitled "Employment Agreements, Change in Control and Other Arrangements," "Review of Related Person Transactions," and "Corporate Governance," and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2018, in the section entitled "Audit Fees," and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  Documents filed as part of this report:

1.
The following financial statements appearing in Item 8: "Consolidated Statements of Income and Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows" and "Consolidated Statements of Stockholders' Equity."

2.	Exhibits – The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

70	2018 Form 10-K | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
June 15, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on June 15, 2018.

/s/ Jeffrey J. Jones II	/s/ Tony G. Bowen	/s/ Kellie J. Logerwell
Jeffrey J. Jones II	Tony G. Bowen	Kellie J. Logerwell
President, Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer
and Director	(principal financial officer)	(principal accounting officer)
(principal executive officer)

/s/ Robert A. Gerard	/s/ Angela N. Archon	/s/ Paul J. Brown
Robert A. Gerard	Angela N. Archon	Paul J. Brown
Director, Chairman of the Board	Director	Director

/s/ Richard A. Johnson	/s/ David B. Lewis	/s/ Victoria J. Reich
Richard A. Johnson	David B. Lewis	Victoria J. Reich
Director	Director	Director

/s/ Bruce C. Rohde	/s/ Tom D. Seip	/s/ Matthew E. Winter
Bruce C. Rohde	Tom D. Seip	Matthew E. Winter
Director	Director	Director

/s/ Christianna Wood
Christianna Wood
Director

H&R Block, Inc. | 2018 Form 10-K	71

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

72	2018 Form 10-K | H&R Block, Inc.

10.9
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

10.18
*    Form of 2013 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 19, 2017, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed June 23, 2017, file number 1-06089, is incorporated herein by reference.

10.19
*    Form of 2013 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 19, 2017, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed June 23, 2017, file number 1-06089, is incorporated herein by reference.

10.20
*    Form of 2013 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, as approved on June 19, 2017, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed June 23, 2017, file number 1-06089, is incorporated herein by reference.

10.21
*    Alternate Form of 2013 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 19, 2017, filed as Exhibit 10.5 to the Company’s current report on Form 8-K filed June 23, 2017, file number 1-06089, is incorporated herein by reference.

10.22
*    Alternate Form of 2013 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 19, 2017, filed as Exhibit 10.6 to the Company’s current report on Form 8-K filed June 23, 2017, file number 1-06089, is incorporated herein by reference.

10.23
*    Alternate Form of 2013 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 19, 2017, filed as Exhibit 10.7 to the Company’s current report on Form 8-K filed June 23, 2017, file number 1-06089, is incorporated herein by reference.

10.24
*    The Company's 2003 Long-Term Executive Compensation Plan, as amended September 30, 2010, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2010, file number 1-06089, is incorporated herein by reference.

10.25
*    First Amendment to the Company's 2003 Long-Term Executive Compensation Plan, effective May 10, 2012, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed May 11, 2012, file number 1-06089, is incorporated herein by reference.

10.26
*    Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Stock Options, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2011, file number 1-06089, is incorporated herein by reference.

10.27
*    Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Stock Options as approved on June 20, 2012, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed June 26, 2012, file number 1-06089, is incorporated herein by reference.

10.28
*    Employment Agreement dated April 27, 2011, between H&R Block Management, LLC and William C. Cobb, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed April 29, 2011, file number 1-06089, is incorporated herein by reference.

H&R Block, Inc. | 2018 Form 10-K	73

10.29
*    Letter Agreement between the Company, H&R Block Management, LLC and William C. Cobb, effective January 3, 2013, filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2013, file number 1-06089, is incorporated herein by reference.

10.30
*    Letter Agreement, dated as of July 15, 2014, by and among the Company, H&R Block Management, LLC, and William C. Cobb, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed July 17, 2014, file number 1-06089, is incorporated herein by reference.

10.31
*    Letter Agreement, dated as of June 18, 2015, by and among the Company, H&R Block Management, LLC, and William C. Cobb, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed June 19, 2015, file number 1-06089, is incorporated herein by reference.

10.32
*    Agreement between H&R Block Management, LLC, H&R Block, Inc. and William C. Cobb as of January 3, 2013 in connection with certain corrective actions relating to the June 30, 2011 Option Award, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed January 4, 2013, file number 1-06089, is incorporated herein by reference.

10.33
*    H&R Block, Inc. 2013 Long Term Incentive Plan Non-Qualified Stock Option Award Agreement between H&R Block, Inc. and William C. Cobb dated January 4, 2013, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed January 4, 2013, file number 1-06089, is incorporated herein by reference.

10.34
*    H&R Block, Inc. 2013 Long Term Incentive Plan Restricted Share Units Award Agreement between H&R Block, Inc. and William C. Cobb dated January 4, 2013, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed January 4, 2013, file number 1-06089, is incorporated herein by reference.

10.35
*    Grant Agreement between H&R Block, Inc. and William C. Cobb in connection with award of Restricted Shares as of May 2, 2011, filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2011, file number 1-06089, is incorporated herein by reference.

10.36
*    Grant Agreement between H&R Block, Inc. and William C. Cobb in connection with award of Stock Options as of May 2, 2011, filed as Exhibit 10.5 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2011, file number 1-06089, is incorporated herein by reference.

10.37
*    H&R Block Deferred Compensation Plan for Executives, as amended and restated on November 9, 2012, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2012, file number 1-06089, is incorporated herein by reference.

10.38
*    The Amended and Restated H&R Block Executive Performance Plan, filed as Exhibit 10.1 to the Company's current report on Form 8-K, filed September 12, 2014, file number 1-06089, is incorporated herein by reference.

10.39
*    The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended and restated effective November 7, 2013, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2013, file number 1-06089, is incorporated herein by reference.

10.40
*    The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated January 1, 2001) filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-06089, is incorporated herein by reference.

10.41
*    First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) effective as of July 1, 2002, filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-06089, is incorporated herein by reference.

10.42
*    Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-06089, is incorporated herein by reference.

10.43
*    H&R Block Severance Plan, as amended and restated on March 29, 2013, filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2013, file number 1-06089, is incorporated herein by reference.

10.44
*    H&R Block Inc. Executive Severance Plan, as amended and restated effective November 8, 2013, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed November 8, 2013, file number 1-06089, is incorporated herein by reference.

10.45
*    Form of Indemnification Agreement with Directors and Officers, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2012, file number 1-06089, is incorporated herein by reference.

10.46
*    2008 Deferred Stock Unit Plan for Outside Directors, as amended on September 14, 2011, filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the year ended April 30, 2012, file number 1-06089, is incorporated herein by reference.

10.47
*    Letter Agreement Regarding Retirement and Transition, dated May 15, 2017, by and among the Company, H&R Block Management, LLC, and William C. Cobb filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on May 16, 2017, file number 1-06089, is incorporated herein by reference.

10.48	* Letter to Thomas A. Gerke, dated May 15, 2017 filed as Exhibit 10.2 to the Company's current report on Form 8-K filed on May 16, 2017, file number 1-06089, is incorporated herein by reference.

10.49
*    Employment Agreement dated August 21, 2017, between H&R Block, Inc., HRB Professional Resources LLC, and Jeffrey J. Jones II, including the 2013 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options for the Initial Option attached as Exhibit A, and the 2013 Long Term Incentive Plan Award Agreement for Restricted Share

74	2018 Form 10-K | H&R Block, Inc.

Units for the Initial RSU Agreement attached as Exhibit B, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed August 22, 2017, file number 1-06089, is incorporated herein by reference.

10.50
*    Form of 2013 Long Term Incentive Plan Award Agreement for Market Stock Units between H&R Block, Inc. and Jeffrey J. Jones II, dated as of August 21, 2017, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed August 22, 2017, file number 1-06089, is incorporated herein by reference.

10.51
*    Form of 2013 Long Term Incentive Plan Award Agreement for Performance Share Units, between H&R Block, Inc. and Jeffrey J. Jones II, dated as of August 21, 2017, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed August 22, 2017, file number 1-06089, is incorporated herein by reference.

10.52
*    Form of 2013 Long Term Incentive Plan Award Agreement for Restricted Share Units, between H&R Block, Inc. and Jeffrey J. Jones II, dated as of August 21, 2017, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed August 22, 2017, file number 1-06089, is incorporated herein by reference.

10.53	* H&R Block, Inc. 2018 Long Term Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.

10.54
*    Form of 2018 Long Term Incentive Plan Award Agreement for Deferred Stock Units, as approved on November 3, 2017, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2017, file number 1-06089, is incorporated herein by reference.

10.55
*    Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.

10.56
*    Form of 2018 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.

10.57
Second Amended and Restated Credit and Guarantee Agreement dated September 22, 2017, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 25, 2017, file number 1-06089, is incorporated herein by reference.

10.58
Amended and Restated Purchase and Assumption Agreement, dated August 5, 2015, by and among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed August 5, 2015, file number 1-06089, is incorporated herein by reference.

10.59
Program Management Agreement, dated August 31, 2015, by and between Emerald Financial Services, LLC and BofI Federal Bank, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

10.60
First Amendment to Program Management Agreement dated as of July 27, 2017, by and between Emerald Financial Services, LLC and BofI Federal Bank filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2017, file number 1-06089, is incorporated herein by reference.

10.61
Emerald Advance Receivables Participation Agreement, dated as of August 31, 2015, by and among Emerald Financial Services, LLC, BofI Federal Bank, HRB Participant I, LLC and H&R Block, Inc., filed as Exhibit 10.2 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

10.62
Guaranty Agreement, dated as of August 31, 2015, by and between H&R Block, Inc. and BofI Federal Bank, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

12.1	Computation of Ratio of Earnings to Fixed Charges for H&R Block, Inc. for the five years ended April 30, 2018.

12.2	Computation of Ratio of Earnings to Fixed Charges for Block Financial LLC for the five years ended April 30, 2018.

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*    Indicates management contracts, compensatory plans or arrangements.

H&R Block, Inc. | 2018 Form 10-K	75