Form 10-Q
period 2018-07-31
H&R BLOCK INC
filed 2018-09-07
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on August 31, 2018: 205,520,820 shares.

Form 10-Q for the Period Ended July 31, 2018

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	(unaudited, in 000s, except per share amounts)
Three months ended July 31,	2018	2017

REVENUES:
Service revenues	$126,860	$124,695
Royalty, product and other revenues	18,323	13,107
	145,183	137,802
OPERATING EXPENSES:
Costs of revenues	221,560	227,715
Selling, general and administrative	105,740	95,249
Total operating expenses	327,300	322,964

Other income (expense), net	4,542	1,220
Interest expense on borrowings	(21,190)	(21,277)
Loss from continuing operations before income tax benefit	(198,765)	(205,219)
Income tax benefit	(49,968)	(77,401)
Net loss from continuing operations	(148,797)	(127,818)
Net loss from discontinued operations, net of tax benefits of $1,162 and $1,605	(3,873)	(2,749)
NET LOSS	$(152,670)	$(130,567)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.72)	$(0.62)
Discontinued operations	(0.02)	(0.01)
Consolidated	$(0.74)	$(0.63)

DIVIDENDS DECLARED PER SHARE	$0.25	$0.24

COMPREHENSIVE LOSS:
Net loss	$(152,670)	$(130,567)
Unrealized gains on securities, net of taxes:
Unrealized holding gains arising during the period, net of taxes of $1 and $ -	3	2
Change in foreign currency translation adjustments	(1,734)	2,460
Other comprehensive income (loss)	(1,731)	2,462
Comprehensive loss	$(154,401)	$(128,105)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2019 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	July 31, 2018	July 31, 2017	April 30, 2018

ASSETS
Cash and cash equivalents	$979,116	$551,566	$1,544,944
Cash and cash equivalents - restricted	131,376	116,594	118,734
Receivables, less allowance for doubtful accounts of $65,445, $54,924 and $81,813	70,576	91,004	146,774
Income taxes receivable	15,776	—	12,310
Prepaid expenses and other current assets	85,279	74,776	68,951
Total current assets	1,282,123	833,940	1,891,713
Property and equipment, at cost, less accumulated depreciation and amortization of $768,302, $706,687 and $745,397	227,003	253,255	231,888
Intangible assets, net	354,831	393,972	373,981
Goodwill	507,941	493,991	507,871
Deferred tax assets and income taxes receivable	131,683	54,348	34,095
Other noncurrent assets	101,457	102,742	101,401
Total assets	$2,605,038	$2,132,248	$3,140,949
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$145,471	$161,751	$251,975
Accrued salaries, wages and payroll taxes	37,468	35,063	141,499
Accrued income taxes and reserves for uncertain tax positions	178,313	176,909	263,050
Current portion of long-term debt	1,038	992	1,026
Deferred revenue and other current liabilities	201,706	187,791	186,101
Total current liabilities	563,996	562,506	843,651
Long-term debt	1,495,006	1,493,422	1,494,609
Deferred tax liabilities and reserves for uncertain tax positions	231,292	159,233	229,430
Deferred revenue and other noncurrent liabilities	122,735	131,415	179,548
Total liabilities	2,413,029	2,346,576	2,747,238
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 242,026,278, 246,198,878 and 246,198,878	2,420	2,462	2,462
Additional paid-in capital	752,109	746,761	760,250
Accumulated other comprehensive loss	(16,034)	(12,837)	(14,303)
Retained earnings (deficit)	163,567	(229,647)	362,980
Less treasury shares, at cost, of 36,517,685, 37,141,486 and 36,944,789	(710,053)	(721,067)	(717,678)
Total stockholders' equity (deficiency)	192,009	(214,328)	393,711
Total liabilities and stockholders' equity	$2,605,038	$2,132,248	$3,140,949

See accompanying notes to consolidated financial statements.

2	Q1 FY2019 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Three months ended July 31,	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,670)	$(130,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,432	43,598
Provision for bad debt	1,617	2,459
Deferred taxes	9,595	20,796
Stock-based compensation	4,359	4,816
Changes in assets and liabilities, net of acquisitions:
Receivables	66,960	64,985
Prepaid expenses and other current assets	(16,191)	(8,695)
Other noncurrent assets	3,272	5,499
Accounts payable and accrued expenses	(99,658)	(66,729)
Accrued salaries, wages and payroll taxes	(103,824)	(149,441)
Deferred revenue and other current liabilities	(782)	464
Deferred revenue and other noncurrent liabilities	(39,978)	(32,510)
Income tax receivables, accrued income taxes and income tax reserves	(89,661)	(149,542)
Other, net	966	(14,248)
Net cash used in operating activities	(375,563)	(409,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,057)	(13,094)
Payments made for business acquisitions, net of cash acquired	(1,449)	(1,440)
Franchise loans funded	(1,805)	(4,527)
Payments received on franchise loans	5,104	4,727
Other, net	3,645	1,371
Net cash used in investing activities	(6,562)	(12,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(52,104)	(49,905)
Repurchase of common stock, including shares surrendered	(101,665)	(7,508)
Proceeds from exercise of stock options	1,355	27,418
Other, net	(17,494)	2,545
Net cash used in financing activities	(169,908)	(27,450)

Effects of exchange rate changes on cash	(1,153)	149

Net decrease in cash, cash equivalents and restricted cash	(553,186)	(449,379)
Cash, cash equivalents and restricted cash, beginning of period	1,663,678	1,117,539
Cash, cash equivalents and restricted cash, end of period	$1,110,492	$668,160

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$31,969	$57,901
Interest paid on borrowings	15,519	15,519
Accrued additions to property and equipment	9,974	4,757

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2019 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of July 31, 2018 and 2017, the consolidated statements of operations and comprehensive loss for the three months ended July 31, 2018 and 2017, and the consolidated statements of cash flows for the three months ended July 31, 2018 and 2017 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of July 31, 2018 and 2017 and for all periods presented have been made.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2018 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2018 or for the year then ended are derived from our April 30, 2018 Annual Report to Shareholders on Form 10-K.
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
NEW ACCOUNTING PRONOUNCEMENTS –
Revenue Recognition. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," (ASU 2014-09) which is a comprehensive new revenue recognition model that requires an entity to recognize the amount of revenue which reflects the consideration it expects to receive in exchange for the transfer of the promised goods or services to customers. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract, and clarifies guidance for multiple-element arrangements. This guidance replaced most existing revenue recognition guidance in GAAP when it became effective. The new standard was effective for us on May 1, 2018, and we adopted using the full retrospective transition method. The adoption of this guidance did not have a significant impact on our consolidated financial statements. See note 2 to the consolidated financial statements for additional information.
Income Taxes. In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory," (ASU 2016-16). The new guidance eliminates the exception for intra-entity transfers other than inventory and requires the recognition of current and deferred income taxes resulting from such a transfer when the transfer occurs. This guidance was effective for us on May 1, 2018 and we adopted using the modified retrospective transition method. We recognized a $101.0 million cumulative effect adjustment to increase the opening balance of retained earnings and increase deferred tax assets resulting from intra-entity transfers of intellectual property in fiscal year 2018.

4	Q1 FY2019 Form 10-Q | H&R Block, Inc.

Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" (ASU 2016-02), which will require the recognition of lease assets and lease liabilities by lessees for leases previously classified as operating leases. ASU 2016-02 also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. This guidance will be effective for us on May 1, 2019, with early adoption permitted, and requires the use of a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements. However, we expect the impact of this guidance on our consolidated financial statements could be significant, as our future minimum operating lease commitments totaled $820.9 million as of April 30, 2018.
NOTE 2: REVENUE RECOGNITION
On May 1, 2018, we adopted ASU 2014-09 using the full retrospective approach for all contracts as of the adoption date. As the adoption of this guidance did not have a significant impact on our consolidated financial statements, no adjustments were made to the prior year periods to be in compliance with ASU 2014-09.
Revenue is recognized upon satisfaction of performance obligations by the transfer of a product or service to the customer. Revenue is the amount of consideration we expect to receive for our services and products, and excludes sales taxes. When providing the majority of our tax preparation services, we generally have multiple performance obligations that are provided simultaneously at a point in time and revenue is recognized at that time. Our Peace of Mind® Extended Service Plan (POM) and Tax Identity Shield® (TIS) products have multiple performance obligations that are provided over time. The transaction price for POM and TIS, which is due at the time of purchase, is allocated to the various performance obligations based on relative stand alone selling prices. Revenues for POM and TIS are deferred revenue until the respective performance obligations have been satisfied. We have determined that these contracts do not contain a significant financing component.
The majority of our revenues are from our U.S. business. The following table disaggregates our U.S. revenues by major service line, with all international businesses included in a single line and consists primarily of tax preparation revenues:

		(in 000s)
Three months ended July 31,	2018	2017
Revenues:
U.S. assisted tax preparation	$31,104	$29,963
U.S. royalties	7,571	6,967
U.S. DIY tax preparation	2,781	3,226
International revenues	39,179	40,417
Revenues from Refund Transfers	1,424	2,816
Revenues from Emerald Card®	14,246	14,987
Revenues from Peace of Mind® Extended Service Plan	36,577	31,943
Revenues from Tax Identity Shield®	4,741	254
Interest and fee income on Emerald Advance	447	664
Other	7,113	6,565
Total revenues	$145,183	$137,802

Service revenues are recognized when performance obligations are satisfied as follows:

▪
Assisted and DIY online tax preparation revenues are recorded when a completed return is electronically filed or accepted by the customer. The value of point-of-sale discounts and coupons are recorded as a reduction of revenue.

▪	Fees for electronic filing of tax returns prepared using our DIY tax return preparation solutions are recorded when the return is electronically filed.

▪
Fees related to refund transfers (RTs) are recognized when the Internal Revenue Service (IRS) acknowledgment is received and the bank account is established at BofI Federal Bank, a federal savings bank (BofI).

H&R Block, Inc. | Q1 FY2019 Form 10-Q	5

▪
Revenues associated with our Emerald Card® program consist of interchange income from the use of debit cards and fees from the use of ATM networks, net of volume-based amounts retained by BofI in connection with our agreement. Interchange income is a fee paid by a merchant bank to BofI through the interchange network. Net revenue associated with our Emerald Card® is recognized based on cardholder transactions.

▪
Under POM we (1) represent our clients if they are audited by a taxing authority, and (2) assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to H&R Block. POM revenues are deferred and recognized over the term of the plan, based on the historical pattern of actual claims paid, as claims paid represent the transfer of POM services to the customer. The plan covers the life of the tax return, which can be up to six years; however, the majority of claims are incurred in years two and three after the sale of POM.

▪
Our TIS program offers clients assistance in helping protect their tax identity and access to services to help restore their tax identity, if necessary. Prevention services include a daily scan of the dark web for personal information, a pre-tax season identity theft risk assessment, notifying clients if their information is detected on a tax return filed through H&R Block, and obtaining additional IRS identity protections when eligible. TIS revenues are deferred and are recognized as the various services are provided to the client, either by us or a third party, throughout the term of the contract, which ends on April 30th of the following year.

Royalty, product and other revenues are recognized when performance obligations are satisfied as follows:

▪	Royalties, which are based on contractual percentages of franchise gross receipts, are generally recorded in the period in which the services are provided by the franchisee to the customer.

▪
Revenue from the sale of DIY desktop software is recognized when the product is sold to the end user. Rebates and other incentives paid in connection with these sales are recorded as a reduction of revenue.

▪	Participation revenue on Emerald Advance lines of credit (EAs) is recorded over the life of the underlying loan.
We defer revenues and incremental wages related to our POM and TIS programs. We also defer commissions paid to our franchisees and other costs related to the TIS program. The deferred wages and costs are amortized using the same method revenues are recognized.

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Three months ended July 31,	2018	2017	2018	2017
Balance, beginning of the period	$218,274	$211,223	$32,683	$31,344
Amounts deferred	1,392	1,403	62	20
Amounts recognized on previous deferrals	(40,857)	(35,534)	(5,917)	(5,177)
Balance, end of the period	$178,809	$177,092	$26,828	$26,187

As of July 31, 2018, current deferred revenue related to POM was $115.6 million, which will be recognized over the next twelve months, while the remaining balance will be recognized over the following sixty months. All deferred revenue related to TIS will be recognized within this fiscal year. These amounts are recorded in deferred revenue and other liabilities on the consolidated balance sheet.

		(in 000s)
TIS	Deferred Revenue		Deferred Costs
Three months ended July 31,	2018	2017	2018	2017
Balance, beginning of the period	$36,422	$20,623	$4,548	$3,063
Amounts deferred	235	146	20	—
Amounts recognized on previous deferrals	(4,741)	(254)	(113)	—
Balance, end of the period	$31,916	$20,515	$4,455	$3,063

A significant portion of our accounts receivable balances, with the exception of those related to EAs, are subject to this new guidance. The majority of our services and products must be paid for at the time of service unless an RT is purchased and therefore, no receivable is recorded. Generally the prices of our services and products are fixed and

6	Q1 FY2019 Form 10-Q | H&R Block, Inc.

determinable at the time of sale. For our RT product, we record a receivable for our fees which are then collected at the time the IRS issues the client’s refund. Our receivables from contracts with customers are generally collected on a periodic basis during and subsequent to the tax season. See note 4 for our accounts receivable balances.
NOTE 3: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income or loss from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 3.4 million shares for the three months ended July 31, 2018, and 2.8 million shares for the three months ended July 31, 2017, as the effect would be antidilutive due to the net loss from continuing operations during those periods.
The computations of basic and diluted loss per share from continuing operations are as follows:

(in 000s, except per share amounts)
Three months ended July 31,	2018	2017
Net loss from continuing operations attributable to shareholders	$(148,797)	$(127,818)
Amounts allocated to participating securities	(142)	(160)
Net loss from continuing operations attributable to common shareholders	$(148,939)	$(127,978)

Basic weighted average common shares	207,673	207,935
Potential dilutive shares	—	—
Dilutive weighted average common shares	207,673	207,935

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.72)	$(0.62)
Diluted	(0.72)	(0.62)

The weighted average shares outstanding for the three months ended July 31, 2018 decreased to 207.7 million from 207.9 million for the three months ended July 31, 2017. The decrease is due to share repurchases completed in the current year. During the three months ended July 31, 2018, we purchased and immediately retired 4.2 million shares at an aggregate cost of $97.1 million (average price of $23.27 per share). We did not repurchase and retire any shares during the three months ended July 31, 2017. The cost of shares retired during the current period was allocated to the components of stockholders’ equity as follows:

(in 000s)

Common stock	$42
Additional paid-in-capital	2,503
Retained earnings	94,560
Total	$97,105

STOCK-BASED COMPENSATION – During the three months ended July 31, 2018, we also acquired 0.2 million shares of our common stock at an aggregate cost of $4.6 million, which represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the three months ended July 31, 2017, we acquired 0.2 million shares at an aggregate cost of $7.5 million for similar purposes.
During the three months ended July 31, 2018 and 2017, we issued 0.6 million and 2.1 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.

H&R Block, Inc. | Q1 FY2019 Form 10-Q	7

During the three months ended July 31, 2018, we granted equity awards equivalent to 0.9 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Stock-based compensation expense of our continuing operations totaled $4.4 million for the three months ended July 31, 2018, and $4.8 million for the three months ended July 31, 2017. As of July 31, 2018, unrecognized compensation cost for stock options totaled $1.0 million, and for nonvested shares and units totaled $45.3 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	July 31, 2018		July 31, 2017		April 30, 2018
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$28,250	$35,776	$37,838	$40,111	$30,596	$35,212
Receivables for U.S assisted and DIY tax preparation and related fees	9,084	5,503	3,855	6,316	41,572	5,503
Instant Cash Back® receivables	1,306	2,031	2,411	—	27,192	2,057
H&R Block Emerald Advance® lines of credit	7,694	11,800	11,632	9,711	15,642	5,754
Software receivables from retailers	3,372	—	8,178	—	6,769	—
Royalties and other receivables from franchisees	4,257	—	6,776	796	9,239	761
Other	16,613	3,665	20,314	4,011	15,764	3,147
	$70,576	$58,775	$91,004	$60,945	$146,774	$52,434

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding off-season working capital needs. As of July 31, 2018 and 2017, loans with a principal balance of $1.2 million and $0.9 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status.
INSTANT CASH BACK® PROGRAM – Instant Cash Back® amounts are generally received from the Canada Revenue Agency (CRA) within 60 days of filing the client's return, with the remaining balance collectible from the client. As of July 31, 2018 and 2017, we had $1.4 million and $1.2 million, respectively, of Instant Cash Back balances more than 60 days old due from the CRA.
We review the credit quality of our Instant Cash Back receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. As of July 31, 2018, gross balances of $4.6 million and $1.2 million, were related to tax returns for calendar year 2017 and 2016 and prior, respectively.

8	Q1 FY2019 Form 10-Q | H&R Block, Inc.

H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our purchased participation interests in EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Beginning in fiscal year 2018, we now charge-off older balances in December while in prior years, these charge-offs happened in April. This change was made to align with our practices on other financial receivables. Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, as of July 31, 2018 and 2017, by year of origination, are as follows:

(in 000s)
As of July 31,	2018			2017
Year of origination:	Current Balance	Non-Accrual	Year of origination:	Current Balance	Non-Accrual
2018	$24,068	$24,068	2017	$9,346	$9,346
2017 and prior	7,988	7,988	2016 and prior	6,898	6,898
Revolving loans	14,060	11,834	Revolving loans	15,222	11,886
	46,116	$43,890		31,466	$28,130
Allowance (1)	(26,622)		Allowance (1)	(10,123)
Net balance	$19,494		Net balance	$21,343

(1)
As of July 31, 2018, the allowance relates to estimated uncollectible balances from the 2018 tax season and past due revolving loans. As of July 31, 2017, the allowance related solely to revolving loans.

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our EA and all other short-term and long-term receivables for the three months ended July 31, 2018 and 2017 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of April 30, 2018	$26,622	$55,191	$81,813
Provision	—	1,617	1,617
Recoveries	—	(2,475)	(2,475)
Charge-offs	—	(2,155)	(2,155)
Balances as of July 31, 2018	$26,622	$52,178	$78,800

Balances as of April 30, 2017	$10,123	$46,552	$56,675
Provision	—	2,459	2,459
Recoveries	—	—	—
Charge-offs	—	(2,831)	(2,831)
Balances as of July 31, 2017	$10,123	$46,180	$56,303

H&R Block, Inc. | Q1 FY2019 Form 10-Q	9

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended July 31, 2018 and 2017 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2018	$540,168	$(32,297)	$507,871
Acquisitions	651	—	651
Disposals and foreign currency changes, net	(581)	—	(581)
Impairments	—	—	—
Balances as of July 31, 2018	$540,238	$(32,297)	$507,941

Balances as of April 30, 2017	$523,504	$(32,297)	$491,207
Acquisitions	252	—	252
Disposals and foreign currency changes, net	2,532	—	2,532
Impairments	—	—	—
Balances as of July 31, 2017	$526,288	$(32,297)	$493,991

We test goodwill for impairment annually in our fourth quarter, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

10	Q1 FY2019 Form 10-Q | H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of July 31, 2018:
Reacquired franchise rights	$339,747	$(119,386)	$220,361
Customer relationships	256,858	(171,542)	85,316
Internally-developed software	137,914	(114,622)	23,292
Noncompete agreements	32,888	(30,144)	2,744
Franchise agreements	19,201	(12,374)	6,827
Purchased technology	54,700	(39,210)	15,490
Acquired assets pending final allocation (1)	801	—	801
	$842,109	$(487,278)	$354,831
As of July 31, 2017:
Reacquired franchise rights	$331,371	$(96,600)	$234,771
Customer relationships	235,413	(140,881)	94,532
Internally-developed software	143,206	(112,894)	30,312
Noncompete agreements	32,498	(28,143)	4,355
Franchise agreements	19,201	(11,094)	8,107
Purchased technology	54,700	(33,444)	21,256
Acquired assets pending final allocation (1)	639	—	639
	$817,028	$(423,056)	$393,972
As of April 30, 2018:
Reacquired franchise rights	$339,779	$(113,856)	$225,923
Customer relationships	256,137	(164,005)	92,132
Internally-developed software	140,255	(111,734)	28,521
Noncompete agreements	32,899	(29,673)	3,226
Franchise agreements	19,201	(12,054)	7,147
Purchased technology	54,700	(37,770)	16,930
Acquired assets pending final allocation (1)	102	—	102
	$843,073	$(469,092)	$373,981

(1)    Represents business acquisitions for which final purchase price allocations have not yet been determined.
During the three months ended July 31, 2018 and 2017, we made payments to acquire franchisee and competitor businesses totaling $1.4 million in each year.
Amortization of intangible assets for the three months ended July 31, 2018 and 2017 was $18.1 million and $19.2 million, respectively. Estimated amortization of intangible assets for fiscal years 2019, 2020, 2021, 2022 and 2023 is $69.4 million, $52.8 million, $37.4 million, $25.3 million and $13.4 million, respectively.

H&R Block, Inc. | Q1 FY2019 Form 10-Q	11

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	July 31, 2018	July 31, 2017	April 30, 2018
Senior Notes, 4.125%, due October 2020	$650,000	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000	350,000
Capital lease obligation	5,376	6,368	5,628
Debt issuance costs and discounts	(9,332)	(11,954)	(9,993)
	1,496,044	1,494,414	1,495,635
Less: Current portion	(1,038)	(992)	(1,026)
	$1,495,006	$1,493,422	$1,494,609

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
The 2017 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2017 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2017 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of July 31, 2018.
We had no outstanding balance under the 2017 CLOC as of July 31, 2018, and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.7 billion as of July 31, 2018.
The estimated fair value of our long-term debt as of July 31, 2018 and 2017 and April 30, 2018 totaled $1.5 billion, $1.6 billion and $1.5 billion, respectively.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the IRS and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. The Company’s U.S. federal income tax return for 2016 is currently under examination. Our U.S. federal income tax return for 2015 has not been audited and remains open to examination. Our U.S. federal income tax returns for 2014 and all prior periods are closed. With respect to state and local jurisdictions and countries outside of the United States, we are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of tax audits are always uncertain, we believe that adequate amounts of tax,

12	Q1 FY2019 Form 10-Q | H&R Block, Inc.

interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
On December 22, 2017, the U.S. government enacted the Tax Legislation, which made broad and complex changes to the U.S. tax code that impacted our financial statements, the most significant being a reduction in the U.S. federal corporate income tax rate from 35% to 21% and the imposition of a one-time transition tax on certain earnings of foreign subsidiaries. In addition, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Legislation. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Legislation’s enactment date for companies to complete their analysis and apply the provisions of the Tax Legislation to their financial statements. To the extent a company’s accounting for certain income tax effects of the Tax Legislation is incomplete but the company is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Legislation.
During the first quarter of fiscal year 2019, we continued our assessment of the corporate income tax impacts expected to result from the Tax Legislation. Our financial statements reflect reasonable provisional estimates of the effects of the Tax Legislation in computing our deferred taxes, the one-time transition tax, the impact of global intangible low taxed income (GILTI), unrecognized tax benefits, and the indirect impacts of the Tax Legislation on state and local taxes. During the three months ended July 31, 2018, the Company recognized immaterial adjustments to the provisional amounts recorded as of April 30, 2018 and included these adjustments as a component of tax expense from continuing operations. We are in the process of finalizing our assessment of the impact of the Tax Legislation and our provisional estimates may change as a result of additional analysis of the underlying calculations or additional regulatory guidance that clarifies the interpretations of the Tax Legislation.
Consistent with prior years, our pretax loss for the three months ended July 31, 2018 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is at least more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the three months ended July 31, 2018 reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations adjusted for the tax impact of items discrete to the quarter.
Our effective tax rate from continuing operations, including the effects of discrete income tax items, was 25.1% and 37.7% for the three months ended July 31, 2018 and 2017, respectively. The reduced effective tax rate results primarily from the decrease in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018.
We had gross unrecognized tax benefits of $204.5 million, $141.4 million and $186.1 million as of July 31, 2018 and 2017 and April 30, 2018, respectively. The gross unrecognized tax benefits increased $18.4 million and decreased $8.5 million during the three months ended July 31, 2018 and 2017, respectively. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $17.6 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various tax matters currently under examination. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included. The portion of unrecognized benefits expected to be cash settled within the next twelve months amounts to $10.0 million.
Deferred tax assets and income taxes receivable increased by $97.6 million from April 30, 2018 primarily due to the adoption of ASU 2016-16. See note 1 for additional information.
While we believe we have identified all material implications the Tax Legislation is expected to have on our financial statements and were able to record a reasonable estimate of the impacts as provisional amounts as of and for the three months ended July 31, 2018, we are continuing to evaluate the impacts of the Tax Legislation and do not consider these provisional estimates to be final. The final impacts may differ from the estimates provided, and could have a material impact on our financial statements. Given the significant complexity of the Tax Legislation, changes may result due to further analyzing the impact of the provisions on our federal and state estimates. In addition, following the issuance of anticipated guidance from the IRS about implementing the Tax Legislation, and the potential for additional guidance from the SEC or the FASB related to the Tax Legislation, these estimates may be adjusted.

H&R Block, Inc. | Q1 FY2019 Form 10-Q	13

NOTE 8: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
Three months ended July 31,	2018	2017
Interest income	$4,497	$1,444
Foreign currency gains (losses), net	(3)	131
Other, net	48	(355)
	$4,542	$1,220

NOTE 9: COMMITMENTS AND CONTINGENCIES
Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000, if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $8.6 million, $4.5 million and $9.4 million as of July 31, 2018 and 2017 and April 30, 2018, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Our liability related to acquisitions for estimated contingent consideration was $10.6 million, $9.1 million and $12.1 million as of July 31, 2018 and 2017 and April 30, 2018, respectively, with amounts recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $33.4 million at July 31, 2018, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $14.3 million.
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
SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. SCC’s loss estimate is based on the best information currently available, management judgment, developments in relevant case law, and the terms of bulk settlements. In periods when a liability is accrued for such loss contingencies, the liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. SCC had no liability accrued for these losses as of July 31, 2018 or April 30, 2018, compared to $4.5 million at July 31, 2017.
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

14	Q1 FY2019 Form 10-Q | H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of July 31, 2018. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of July 31, 2018 and 2017 and April 30, 2018, our total accrued liabilities were $2.8 million, $1.7 million and $2.7 million, respectively.
Our aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a loss is believed to be reasonably possible, but a liability has not been accrued. This aggregate range only represents those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of July 31, 2018, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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

H&R Block, Inc. | Q1 FY2019 Form 10-Q	15

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

16	Q1 FY2019 Form 10-Q | H&R Block, Inc.

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
On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. On September 30, 2016, the court granted a motion allowing the plaintiff to file a second amended complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. SCC filed a motion for reconsideration, followed by a motion for leave to appeal the ruling, both of which were denied. On October 6, 2016, the plaintiff filed its second amended complaint. In response to a motion filed by SCC, the court dismissed the plaintiff's claim for breach of one of the representations. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. Settlement payments that were made in fiscal year 2018 for representation and warranty claims are related to some of the loans in this case. We have not concluded that a loss related to this lawsuit is probable, nor have we accrued a liability related to this lawsuit.
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. SCC has received notices of claims for indemnification relating to lawsuits to which underwriters or depositors are party. Based on information currently available to SCC, it believes that the 21 lawsuits in which notice of a claim has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $3.3 billion). Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification or contribution from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the notices received included, and future notices may include, a reservation of rights to assert claims for contribution, which are referred to herein as "contribution claims." Contribution claims may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification or contribution claims is probable, nor have we accrued a liability related to any of these claims.
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

H&R Block, Inc. | Q1 FY2019 Form 10-Q	17

also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of July 31, 2018, total approximately $298 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

18	Q1 FY2019 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended July 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$16,832	$131,477	$(3,126)	$145,183
Cost of revenues	—	5,033	217,118	(591)	221,560
Selling, general and administrative	—	3,250	105,025	(2,535)	105,740
Total operating expenses	—	8,283	322,143	(3,126)	327,300
Other income (expense), net	(153,616)	9,827	7,048	141,283	4,542
Interest expense on external borrowings	—	(21,123)	(67)	—	(21,190)
Loss from continuing operations before income tax benefit	(153,616)	(2,747)	(183,685)	141,283	(198,765)
Income tax benefit	(946)	(3,701)	(45,321)	—	(49,968)
Net income (loss) from continuing operations	(152,670)	954	(138,364)	141,283	(148,797)
Net loss from discontinued operations	—	(3,873)	—	—	(3,873)
Net loss	(152,670)	(2,919)	(138,364)	141,283	(152,670)
Other comprehensive loss	(1,731)	—	(1,731)	1,731	(1,731)
Comprehensive loss	$(154,401)	$(2,919)	$(140,095)	$143,014	$(154,401)

					(in 000s)
Three months ended July 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$17,556	$123,094	$(2,848)	$137,802
Cost of revenues	—	7,860	219,970	(115)	227,715
Selling, general and administrative	—	3,206	94,776	(2,733)	95,249
Total operating expenses	—	11,066	314,746	(2,848)	322,964
Other income (expense), net	(132,264)	6,073	(2,418)	129,829	1,220
Interest expense on external borrowings	—	(21,204)	(73)	—	(21,277)
Loss from continuing operations before tax benefit	(132,264)	(8,641)	(194,143)	129,829	(205,219)
Income tax benefit	(1,697)	(4,623)	(71,081)	—	(77,401)
Net loss from continuing operations	(130,567)	(4,018)	(123,062)	129,829	(127,818)
Net loss from discontinued operations	—	(2,748)	(1)	—	(2,749)
Net loss	(130,567)	(6,766)	(123,063)	129,829	(130,567)
Other comprehensive income	2,462	—	2,462	(2,462)	2,462
Comprehensive loss	$(128,105)	$(6,766)	$(120,601)	$127,367	$(128,105)

H&R Block, Inc. | Q1 FY2019 Form 10-Q	19

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of July 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$3,759	$975,357	$—	$979,116
Cash & cash equivalents - restricted	—	—	131,376	—	131,376
Receivables, net	—	40,457	30,119	—	70,576
Income taxes receivable	2,811	—	12,965	—	15,776
Prepaid expenses and other current assets	—	1,954	83,325	—	85,279
Total current assets	2,811	46,170	1,233,142	—	1,282,123
Property and equipment, net	—	418	226,585	—	227,003
Intangible assets, net	—	—	354,831	—	354,831
Goodwill	—	—	507,941	—	507,941
Deferred tax assets and income taxes receivable	—	17,941	113,742	—	131,683
Investments in subsidiaries	2,762,660	—	128,396	(2,891,056)	—
Amounts due from affiliates	—	1,538,119	2,560,781	(4,098,900)	—
Other noncurrent assets	—	56,004	45,453	—	101,457
Total assets	$2,765,471	$1,658,652	$5,170,871	$(6,989,956)	$2,605,038

Accounts payable and accrued expenses	$2,216	$7,511	$135,744	$—	$145,471
Accrued salaries, wages and payroll taxes	—	1,423	36,045	—	37,468
Accrued income taxes and reserves for uncertain tax positions	—	1,060	177,253	—	178,313
Current portion of long-term debt	—	—	1,038	—	1,038
Deferred revenue and other current liabilities	—	24,952	176,754	—	201,706
Total current liabilities	2,216	34,946	526,834	—	563,996
Long-term debt	—	1,490,668	4,338	—	1,495,006
Deferred tax liabilities and reserves for uncertain tax positions	10,465	3,989	216,838	—	231,292
Deferred revenue and other noncurrent liabilities	—	653	122,082	—	122,735
Amounts due to affiliates	2,560,781	—	1,538,119	(4,098,900)	—
Total liabilities	2,573,462	1,530,256	2,408,211	(4,098,900)	2,413,029
Stockholders' equity	192,009	128,396	2,762,660	(2,891,056)	192,009
Total liabilities and stockholders' equity	$2,765,471	$1,658,652	$5,170,871	$(6,989,956)	$2,605,038

20	Q1 FY2019 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of July 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$7,480	$544,086	$—	$551,566
Cash & cash equivalents - restricted	—	8,069	108,525	—	116,594
Receivables, net	16	54,187	36,801	—	91,004
Prepaid expenses and other current assets	—	2,280	72,496	—	74,776
Total current assets	16	72,016	761,908	—	833,940
Property and equipment, net	—	66	253,189	—	253,255
Intangible assets, net	—	—	393,972	—	393,972
Goodwill	—	—	493,991	—	493,991
Deferred tax assets and income taxes receivable	5,587	32,047	16,714	—	54,348
Investments in subsidiaries	2,037,691	—	106,948	(2,144,639)	—
Amounts due from affiliates	—	1,477,940	2,227,052	(3,704,992)	—
Other noncurrent assets	—	60,242	42,500	—	102,742
Total assets	$2,043,294	$1,642,311	$4,296,274	$(5,849,631)	$2,132,248

Accounts payable and accrued expenses	$2,246	$6,870	$152,635	$—	$161,751
Accrued salaries, wages and payroll taxes	—	1,070	33,993	—	35,063
Accrued income taxes and reserves for uncertain tax positions	—	—	176,909	—	176,909
Current portion of long-term debt	—	—	992	—	992
Deferred revenue and other current liabilities	—	30,412	157,379	—	187,791
Total current liabilities	2,246	38,352	521,908	—	562,506
Long-term debt	—	1,488,046	5,376	—	1,493,422
Deferred tax liabilities and reserves for uncertain tax positions	28,324	8,037	122,872	—	159,233
Deferred revenue and other noncurrent liabilities	—	928	130,487	—	131,415
Amounts due to affiliates	2,227,052	—	1,477,940	(3,704,992)	—
Total liabilities	2,257,622	1,535,363	2,258,583	(3,704,992)	2,346,576
Stockholders' equity (deficiency)	(214,328)	106,948	2,037,691	(2,144,639)	(214,328)
Total liabilities and stockholders' equity	$2,043,294	$1,642,311	$4,296,274	$(5,849,631)	$2,132,248

H&R Block, Inc. | Q1 FY2019 Form 10-Q	21

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,346	$1,540,598	$—	$1,544,944
Cash & cash equivalents - restricted	—	—	118,734	—	118,734
Receivables, net	—	51,562	95,212	—	146,774
Income taxes receivable	2,801	—	12,310	(2,801)	12,310
Prepaid expenses and other current assets	—	1,954	66,997	—	68,951
Total current assets	2,801	57,862	1,833,851	(2,801)	1,891,713
Property and equipment, net	—	467	231,421	—	231,888
Intangible assets, net	—	—	373,981	—	373,981
Goodwill	—	—	507,871	—	507,871
Deferred tax assets and income taxes receivable	1,400	17,798	14,897	—	34,095
Investments in subsidiaries	2,801,808	—	131,315	(2,933,123)	—
Amounts due from affiliates	—	1,541,954	2,400,938	(3,942,892)	—
Other noncurrent assets	—	50,073	51,328	—	101,401
Total assets	$2,806,009	$1,668,154	$5,545,602	$(6,878,816)	$3,140,949

Accounts payable and accrued expenses	$2,074	$16,628	$233,273	$—	$251,975
Accrued salaries, wages and payroll taxes	—	1,161	140,338	—	141,499
Accrued income taxes and reserves for uncertain tax positions	—	1,060	264,791	(2,801)	263,050
Current portion of long-term debt	—	—	1,026	—	1,026
Deferred revenue and other current liabilities	—	22,172	163,929	—	186,101
Total current liabilities	2,074	41,021	803,357	(2,801)	843,651
Long-term debt	—	1,490,007	4,602	—	1,494,609
Deferred tax liabilities and reserves for uncertain tax positions	9,286	4,963	215,181	—	229,430
Deferred revenue and other noncurrent liabilities	—	848	178,700	—	179,548
Amounts due to affiliates	2,400,938	—	1,541,954	(3,942,892)	—
Total liabilities	2,412,298	1,536,839	2,743,794	(3,945,693)	2,747,238
Stockholders' equity	393,711	131,315	2,801,808	(2,933,123)	393,711
Total liabilities and stockholders' equity	$2,806,009	$1,668,154	$5,545,602	$(6,878,816)	$3,140,949

22	Q1 FY2019 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Three months ended July 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(6,335)	$(369,228)	$—	$(375,563)
Cash flows from investing:
Capital expenditures	—	—	(12,057)	—	(12,057)
Payments made for business acquisitions, net of cash acquired	—	—	(1,449)	—	(1,449)
Franchise loans funded	—	(1,791)	(14)	—	(1,805)
Payments received on franchise loans	—	5,006	98	—	5,104
Intercompany borrowings (payments)	—	2,718	(152,414)	149,696	—
Other, net	—	(185)	3,830	—	3,645
Net cash provided by (used in) investing activities	—	5,748	(162,006)	149,696	(6,562)
Cash flows from financing:
Dividends paid	(52,104)	—	—	—	(52,104)
Repurchase of common stock, including shares surrendered	(101,665)	—	—	—	(101,665)
Proceeds from exercise of stock options	1,355	—	—	—	1,355
Intercompany borrowings (payments)	152,414	—	(2,718)	(149,696)	—
Other, net	—	—	(17,494)	—	(17,494)
Net cash used in financing activities	—	—	(20,212)	(149,696)	(169,908)
Effects of exchange rates on cash	—	—	(1,153)	—	(1,153)
Net decrease in cash, cash equivalents and restricted cash	—	(587)	(552,599)	—	(553,186)
Cash, cash equivalents and restricted cash, beginning of period	—	4,346	1,659,332	—	1,663,678
Cash, cash equivalents and restricted cash, end of period	$—	$3,759	$1,106,733	$—	$1,110,492

H&R Block, Inc. | Q1 FY2019 Form 10-Q	23

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Three months ended July 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(9,721)	$(399,394)	$—	$(409,115)
Cash flows from investing:
Capital expenditures	—	(2)	(13,092)	—	(13,094)
Payments made for business acquisitions, net of cash acquired	—	—	(1,440)	—	(1,440)
Franchise loans funded	—	(4,527)	—	—	(4,527)
Payments received on franchise loans	—	4,524	203	—	4,727
Intercompany borrowings (payments)	—	13,952	(29,995)	16,043	—
Other, net	—	(1,223)	2,594	—	1,371
Net cash provided by (used in) investing activities	—	12,724	(41,730)	16,043	(12,963)
Cash flows from financing:
Dividends paid	(49,905)	—	—	—	(49,905)
Repurchase of common stock, including shares surrendered	(7,508)	—	—	—	(7,508)
Proceeds from exercise of stock options	27,418	—	—	—	27,418
Intercompany borrowings (payments)	29,995	—	(13,952)	(16,043)	—
Other, net	—	—	2,545	—	2,545
Net cash used in financing activities	—	—	(11,407)	(16,043)	(27,450)
Effects of exchange rates on cash	—	—	149	—	149
Net increase (decrease) in cash, cash equivalents and restricted cash	—	3,003	(452,382)	—	(449,379)
Cash, cash equivalents and restricted cash, beginning of period	—	12,546	1,104,993	—	1,117,539
Cash, cash equivalents and restricted cash, end of period	$—	$15,549	$652,611	$—	$668,160

24	Q1 FY2019 Form 10-Q | H&R Block, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide assisted and DIY tax return preparation solutions through multiple channels (including in-person, online and mobile applications, and desktop software) and distribute H&R Block-branded products and services, including those of our financial partners, to the general public primarily in the U.S., Canada, Australia, and their respective territories. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or via the internet) or prepared and filed by our clients through our DIY tax solutions. We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation services seamlessly.

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended July 31,	2018	2017	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$31,104	$29,963	$1,141	3.8%
U.S. royalties	7,571	6,967	604	8.7%
U.S. DIY tax preparation	2,781	3,226	(445)	(13.8)%
International revenues	39,179	40,417	(1,238)	(3.1)%
Revenues from Refund Transfers	1,424	2,816	(1,392)	(49.4)%
Revenues from Emerald Card®	14,246	14,987	(741)	(4.9)%
Revenues from Peace of Mind® Extended Service Plan	36,577	31,943	4,634	14.5%
Revenues from Tax Identity Shield®	4,741	254	4,487	**
Interest and fee income on Emerald Advance	447	664	(217)	(32.7)%
Other	7,113	6,565	548	8.3%
Total revenues	145,183	137,802	7,381	5.4%

Compensation and benefits:
Field wages	49,932	48,123	1,809	3.8%
Other wages	47,822	43,197	4,625	10.7%
Benefits and other compensation	22,931	20,645	2,286	11.1%
	120,685	111,965	8,720	7.8%
Occupancy	90,726	90,291	435	0.5%
Marketing and advertising	6,894	7,104	(210)	(3.0)%
Depreciation and amortization	40,432	43,598	(3,166)	(7.3)%
Bad debt	(858)	2,459	(3,317)	**
Supplies	2,204	2,734	(530)	(19.4)%
Other	67,217	64,813	2,404	3.7%
Total operating expenses	327,300	322,964	4,336	1.3%
Other income (expense), net	4,542	1,220	3,322	272.3%
Interest expense on borrowings	(21,190)	(21,277)	87	0.4%
Pretax loss	(198,765)	(205,219)	6,454	3.1%
Income tax benefit	(49,968)	(77,401)	(27,433)	(35.4)%
Net loss from continuing operations	(148,797)	(127,818)	(20,979)	(16.4)%
Net loss from discontinued operations	(3,873)	(2,749)	(1,124)	(40.9)%
Net loss	$(152,670)	$(130,567)	$(22,103)	(16.9)%

Basic and diluted loss per share:
Continuing operations	$(0.72)	$(0.62)	$(0.10)	(16.1)%
Discontinued operations	(0.02)	(0.01)	(0.01)	(100.0)%
Consolidated	$(0.74)	$(0.63)	$(0.11)	(17.5)%

EBITDA from continuing operations (1)	$(137,143)	$(140,344)	$3,201	2.3%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | Q1 FY2019 Form 10-Q	25

Three months ended July 31, 2018 compared to July 31, 2017
Revenues increased $7.4 million, or 5.4%, from the prior year. U.S. assisted tax preparation fees increased $1.1 million, or 3.8%, primarily due to higher off-season tax return volumes, slightly offset by lower net average charge.
Revenues from POM increased $4.6 million, or 14.5%, due to changes in the claims pattern used to recognize revenue.
Revenues from TIS increased $4.5 million due to a new product feature that impacted revenue recognition timing.
Total operating expenses increased $4.3 million, or 1.3%, from the prior year. Field wages increased $1.8 million, or 3.8%, primarily due to U.S. and international office labor. Other wages increased $4.6 million, or 10.7%, due to higher information technology wages. Benefits and other compensation increased $2.3 million, or 11.1%, due to higher associate insurance expenses. Depreciation and amortization decreased $3.2 million, or 7.3%, due to lower depreciation on equipment and amortization of internally developed software. Bad debt expense decreased $3.3 million primarily due to recoveries related to better than expected collections on receivables related to RTs.
Other expenses increased $2.4 million, or 3.7%. The components of other expenses are as follows:

Three months ended July 31,	2018	2017	$ Change	% Change
Consulting and outsourced services	$20,815	$18,505	$2,310	12.5%
Bank partner fees	1,465	1,633	(168)	(10.3)%
Client claims and refunds	12,622	15,165	(2,543)	(16.8)%
Employee travel and related expenses	6,829	6,077	752	12.4%
Software and IT maintenance expenses	11,766	7,908	3,858	48.8%
Credit card/bank charges	2,403	4,582	(2,179)	(47.6)%
Insurance	3,389	3,289	100	3.0%
Legal fees and settlements	2,573	2,147	426	19.8%
Other	5,355	5,507	(152)	(2.8)%
	$67,217	$64,813	$2,404	3.7%

The income tax benefit decreased $27.4 million from the prior year to $50.0 million primarily due to the impacts of the Tax Legislation. See Item 1, note 7 to the consolidated financial statements for additional discussion.
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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of July 31, 2018 are sufficient to meet our operating, investing and financing needs.

26	Q1 FY2019 Form 10-Q | H&R Block, Inc.

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the three months ended July 31, 2018 and 2017. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Three months ended July 31,	2018	2017
Net cash provided by (used in):
Operating activities	$(375,563)	$(409,115)
Investing activities	(6,562)	(12,963)
Financing activities	(169,908)	(27,450)
Effects of exchange rates on cash	(1,153)	149
Net change in cash, cash equivalents and restricted cash	$(553,186)	$(449,379)

Operating Activities. Cash used in operations decreased, primarily due to changes in tax balances resulting from the Tax Legislation.
Investing Activities. Cash used in investing activities totaled $6.6 million for the three months ended July 31, 2018 compared to $13.0 million in the prior year period. This change resulted primarily from lower capital expenditures and lower franchise lending activities.
Financing Activities. Cash used in financing activities totaled $169.9 million for the three months ended July 31, 2018 compared to $27.5 million in the prior year period. This change resulted primarily from share repurchases completed in the current year, as discussed in Item 1, note 3 to the consolidated financial statements, and lower stock option exercises compared to the prior year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $52.1 million and $49.9 million for the three months ended July 31, 2018 and 2017, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. As a part of the repurchase program, in the current year, we purchased $97.1 million million of our common stock at an average price of $23.27 per share. See Item 1, note 3 to the consolidated financial statements for additional information. Although we may continue to repurchase shares, there is no assurance that we will purchase up the full Board authorization.
Capital Investment. Capital expenditures totaled $12.1 million and $13.1 million for the three months ended July 31, 2018 and 2017, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire franchisee and competitor businesses totaling $1.4 million for each of the three months ended July 31, 2018 and 2017.
FINANCING RESOURCES – Our 2017 CLOC has capacity up to $2.0 billion, and is scheduled to expire in September 2022. Proceeds under the 2017 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with our 2017 CLOC covenants and had no outstanding balance as of July 31, 2018. Amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.7 billion as of July 31, 2018. See Item 1, note 6 to the consolidated financial statements for discussion of the Senior Notes and our 2017 CLOC.

H&R Block, Inc. | Q1 FY2019 Form 10-Q	27

The following table provides ratings for debt issued by Block Financial as of July 31, 2018 and April 30, 2018:

As of	July 31, 2018			April 30, 2018
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Negative	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable
Other than as described above, there have been no material changes in our borrowings from those reported as of April 30, 2018 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of July 31, 2018, we held cash and cash equivalents, excluding restricted amounts, of $979.1 million, including $111.9 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of July 31, 2018.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $1.2 million during the three months ended July 31, 2018 compared to an increase of $0.1 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – There have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2018 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT
There have been no material changes in our regulatory environment from what was reported as of April 30, 2018 in our Annual Report on Form 10-K.
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
We measure the performance of our business using a variety of metrics, including earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations, EBITDA margin from continuing operations, and free cash flow. We also use EBITDA from continuing operations and pretax income of continuing operations, each subject to permitted adjustments, as performance metrics in incentive compensation calculations for our employees.

28	Q1 FY2019 Form 10-Q | H&R Block, Inc.

The following is a reconciliation of EBITDA from continuing operations to net loss:

		(in 000s)
Three months ended July 31,	2018	2017
Net loss - as reported	$(152,670)	$(130,567)
Discontinued operations, net	3,873	2,749
Net loss from continuing operations - as reported	(148,797)	(127,818)
Add back:
Income taxes of continuing operations	(49,968)	(77,401)
Interest expense of continuing operations	21,190	21,277
Depreciation and amortization of continuing operations	40,432	43,598
	11,654	(12,526)
EBITDA from continuing operations	$(137,143)	$(140,344)

FORWARD-LOOKING INFORMATION
This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or variation of words such as "expects," "anticipates," "intends," "plans," "believes," "commits," "seeks," "estimates," "projects," "forecasts," "targets," "would," "will," "should," "goal," "could," "may" or other similar expressions. Forward-looking statements provide management's current expectations or predictions of future conditions, events or results. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. They may include estimates of revenues, client trajectory, income, effective tax rate, earnings per share, cost savings, capital expenditures, dividends, share repurchases, liquidity, capital structure, market share, industry volumes or other financial items, descriptions of management's plans or objectives for future operations, services or products, or descriptions of assumptions underlying any of the above. All forward-looking statements speak only as of the date they are made and reflect the Company's good faith beliefs, assumptions and expectations, but they are not guarantees of future performance or events. Furthermore, the Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data or methods, future events or other changes, except as required by law.
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
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended April 30, 2018 and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2018 in our Annual Report on Form 10-K.

H&R Block, Inc. | Q1 FY2019 Form 10-Q	29

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
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported at April 30, 2018 in our Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2019 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	1	$26.90	—	$1,183,190
June 1 - June 30	3,728	$23.21	3,599	$1,099,660
July 1 - July 31	644	$23.49	574	$1,086,148
	4,373	$23.25	4,173

(1)
We purchased approximately 200 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units.

(2)	In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

30	Q1 FY2019 Form 10-Q | H&R Block, Inc.

ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1
Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 25, 2018, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.2
Form of 2018 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 25, 2018, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.3
Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 25, 2018, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.4
Form of 2018 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, as approved on June 25, 2018, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.5
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 25, 2018, filed as Exhibit 10.5 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.6
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 25, 2018, filed as Exhibit 10.6 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.7
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 25, 2018, filed as Exhibit 10.7 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.8	Waiver and Acknowledgment dated June 25, 2018, between H&R Block, Inc., HRB Professional Resources, LLC, and Jeffrey J. Jones II.

12.1	Computation of Ratio of Earnings to Fixed Charges for H&R Block, Inc.

12.2	Computation of Ratio of Earnings to Fixed Charges for Block Financial LLC.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

H&R Block, Inc. | Q1 FY2019 Form 10-Q	31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
September 7, 2018

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
September 7, 2018

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
September 7, 2018

32	Q1 FY2019 Form 10-Q | H&R Block, Inc.