Form 10-Q
period 2018-10-31
H&R BLOCK INC
filed 2018-12-07
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on November 30, 2018: 205,527,815 shares.

Form 10-Q for the Period Ended October 31, 2018

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS			(unaudited, in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2018	2017	2018	2017

REVENUES:
Service revenues	$127,267	$127,923	$254,127	$252,618
Royalty, product and other revenues	21,604	12,931	39,927	26,038
	148,871	140,854	294,054	278,656
OPERATING EXPENSES:
Costs of revenues	250,815	240,019	472,375	467,734
Selling, general and administrative	113,319	116,846	219,059	212,095
Total operating expenses	364,134	356,865	691,434	679,829

Other income (expense), net	4,464	1,011	9,006	2,231
Interest expense on borrowings	(21,191)	(21,265)	(42,381)	(42,542)
Loss from continuing operations before income tax benefit	(231,990)	(236,265)	(430,755)	(441,484)
Income tax benefit	(61,053)	(87,953)	(111,021)	(165,354)
Net loss from continuing operations	(170,937)	(148,312)	(319,734)	(276,130)
Net loss from discontinued operations, net of tax benefits of $1,607, $3,067, $2,769 and $4,672	(5,339)	(5,254)	(9,212)	(8,003)
NET LOSS	$(176,276)	$(153,566)	$(328,946)	$(284,133)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.83)	$(0.71)	$(1.55)	$(1.33)
Discontinued operations	(0.03)	(0.03)	(0.04)	(0.03)
Consolidated	$(0.86)	$(0.74)	$(1.59)	$(1.36)

DIVIDENDS DECLARED PER SHARE	$0.25	$0.24	$0.50	$0.48

COMPREHENSIVE LOSS:
Net loss	$(176,276)	$(153,566)	$(328,946)	$(284,133)
Unrealized gains (losses) on securities, net of taxes	(3)	(1)	—	1
Change in foreign currency translation adjustments	(2,843)	(1,384)	(4,577)	1,076
Other comprehensive income (loss)	(2,846)	(1,385)	(4,577)	1,077
Comprehensive loss	$(179,122)	$(154,951)	$(333,523)	$(283,056)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2019 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	October 31, 2018	October 31, 2017	April 30, 2018

ASSETS
Cash and cash equivalents	$600,799	$180,997	$1,544,944
Cash and cash equivalents - restricted	122,507	100,665	118,734
Receivables, less allowance for doubtful accounts of $65,409, $55,265 and $81,813	61,286	77,750	146,774
Income taxes receivable	18,745	—	12,310
Prepaid expenses and other current assets	87,665	85,204	68,951
Total current assets	891,002	444,616	1,891,713
Property and equipment, at cost, less accumulated depreciation and amortization of $787,978, $728,811 and $745,397	241,772	262,226	231,888
Intangible assets, net	364,524	406,440	373,981
Goodwill	507,191	493,059	507,871
Deferred tax assets and income taxes receivable	130,987	9,205	34,095
Other noncurrent assets	97,820	101,015	101,401
Total assets	$2,233,296	$1,716,561	$3,140,949
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$114,393	$114,875	$251,975
Accrued salaries, wages and payroll taxes	43,396	42,897	141,499
Accrued income taxes and reserves for uncertain tax positions	94,257	43,879	263,050
Current portion of long-term debt	—	1,004	1,026
Deferred revenue and other current liabilities	183,675	190,522	186,101
Total current liabilities	435,721	393,177	843,651
Long-term debt	1,491,328	1,493,828	1,494,609
Deferred tax liabilities and reserves for uncertain tax positions	235,799	138,024	229,430
Deferred revenue and other noncurrent liabilities	101,773	104,305	179,548
Total liabilities	2,264,621	2,129,334	2,747,238
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 242,026,278, 246,198,878 and 246,198,878	2,420	2,462	2,462
Additional paid-in capital	759,235	753,423	760,250
Accumulated other comprehensive loss	(18,880)	(14,222)	(14,303)
Retained earnings (deficit)	(64,291)	(433,556)	362,980
Less treasury shares, at cost, of 36,499,002, 37,130,454 and 36,944,789	(709,809)	(720,880)	(717,678)
Total stockholders' equity (deficiency)	(31,325)	(412,773)	393,711
Total liabilities and stockholders' equity	$2,233,296	$1,716,561	$3,140,949

See accompanying notes to consolidated financial statements.

2	Q2 FY2019 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Six months ended October 31,	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(328,946)	$(284,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,925	88,390
Provision for bad debt	2,350	4,238
Deferred taxes	17,913	58,634
Stock-based compensation	11,839	11,627
Changes in assets and liabilities, net of acquisitions:
Receivables	75,324	77,958
Prepaid expenses and other current assets	(18,933)	(19,283)
Other noncurrent assets	9,147	8,984
Accounts payable and accrued expenses	(120,921)	(85,846)
Accrued salaries, wages and payroll taxes	(97,771)	(141,491)
Deferred revenue and other current liabilities	(10,408)	3,775
Deferred revenue and other noncurrent liabilities	(70,606)	(60,857)
Income tax receivables, accrued income taxes and income tax reserves	(179,660)	(296,023)
Other, net	1,056	(14,430)
Net cash used in operating activities	(627,691)	(648,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(66,422)	(56,750)
Payments made for business acquisitions, net of cash acquired	(24,549)	(27,522)
Franchise loans funded	(8,915)	(10,939)
Payments received on franchise loans	11,689	10,322
Other, net	4,993	5,474
Net cash used in investing activities	(83,204)	(79,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(103,484)	(100,082)
Repurchase of common stock, including shares surrendered	(102,096)	(7,581)
Proceeds from exercise of stock options	1,746	27,522
Other, net	(22,434)	(26,717)
Net cash used in financing activities	(226,268)	(106,858)

Effects of exchange rate changes on cash	(3,209)	(1,147)

Net decrease in cash, cash equivalents and restricted cash	(940,372)	(835,877)
Cash, cash equivalents and restricted cash, beginning of period	1,663,678	1,117,539
Cash, cash equivalents and restricted cash, end of period	$723,306	$281,662

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$50,197	$76,451
Interest paid on borrowings	39,902	39,902
Accrued additions to property and equipment	4,765	3,874

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2019 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of October 31, 2018 and 2017, the consolidated statements of operations and comprehensive loss for the three and six months ended October 31, 2018 and 2017, and the consolidated statements of cash flows for the six months ended October 31, 2018 and 2017 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2018 and 2017 and for all periods presented have been made.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2018 Annual Report to Shareholders on Form 10-K and the additional financial statement disclosures provided under Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2018. All amounts presented herein as of April 30, 2018 or for the year then ended are derived from our April 30, 2018 Annual Report to Shareholders on Form 10-K.
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
NEW ACCOUNTING PRONOUNCEMENTS –
Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, which is a comprehensive new revenue recognition model that requires an entity to recognize the amount of revenue which reflects the consideration it expects to receive in exchange for the transfer of the promised goods or services to customers. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract, and clarifies guidance for multiple-element arrangements. This guidance replaced most existing revenue recognition guidance in GAAP when it became effective. The new standard was effective for us on May 1, 2018, and we adopted using the full retrospective transition method. The adoption of this guidance did not have a significant impact on our consolidated financial statements. See note 2 for additional information.
Income Taxes. In October 2016, the FASB issued Accounting Standards Update No. 2016-16, "Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory" (ASU 2016-16). The new guidance eliminates the exception for intra-entity transfers other than inventory and requires the recognition of current and deferred income taxes resulting from such a transfer when the transfer occurs. This guidance was effective for us on May 1, 2018 and we adopted using the modified retrospective transition method. We recognized a $101.0 million cumulative effect

4	Q2 FY2019 Form 10-Q | H&R Block, Inc.

adjustment to increase the opening balance of retained earnings and increase deferred tax assets resulting from intra-entity transfers of intellectual property in fiscal year 2018.
Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" (ASU 2016-02), which will require the recognition of lease assets and lease liabilities by lessees for leases previously classified as operating leases. ASU 2016-02 also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. This guidance will be effective for us on May 1, 2019, with early adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that allows companies the option of using the effective date of the new standard as the initial application (at the beginning of the period in which is it adopted, rather than at the beginning of the earliest comparative period). We expect to adopt ASU 2016-02 prospectively, and we are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements. However, we expect the impact of this guidance on our consolidated financial statements could be significant, as our future minimum operating lease commitments totaled $820.9 million as of April 30, 2018. We also expect that adoption of the new standard will require changes to our internal controls over financial reporting.
NOTE 2: REVENUE RECOGNITION
On May 1, 2018, we adopted ASU 2014-09 using the full retrospective approach for all contracts as of the adoption date. As the adoption of this guidance did not have a significant impact on our consolidated financial statements, no adjustments were made to the prior year periods to be in compliance with ASU 2014-09.
Revenue is recognized upon satisfaction of performance obligations by the transfer of a product or service to the customer. Revenue is the amount of consideration we expect to receive for our services and products, and excludes sales taxes. When providing the majority of our tax preparation services, we generally have multiple performance obligations that are provided simultaneously at a point in time and revenue is recognized at that time. Our Peace of Mind® Extended Service Plan (POM) and Tax Identity Shield® (TIS) products have multiple performance obligations that are provided over time. The transaction price for POM and TIS, which is due at the time of purchase, is allocated to the various performance obligations based on relative standalone selling prices. Revenues for POM and TIS are deferred until the respective performance obligations have been satisfied. We have determined that these contracts do not contain a significant financing component.
The majority of our revenues are from our U.S. business. The following table disaggregates our U.S. revenues by major service line, with all international businesses included in a single line, which consists primarily of tax preparation revenues:

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2018	2017	2018	2017
Revenues:
U.S. assisted tax preparation	$41,652	$36,665	$72,756	$66,628
U.S. royalties	8,062	7,008	15,633	13,975
U.S. DIY tax preparation	2,994	4,263	5,775	7,489
International revenues	45,497	47,934	84,676	88,351
Revenues from Refund Transfers	560	1,135	1,984	3,951
Revenues from Emerald Card®	9,478	9,180	23,724	24,167
Revenues from Peace of Mind® Extended Service Plan	24,318	24,585	60,895	56,528
Revenues from Tax Identity Shield®	5,243	257	9,984	511
Interest and fee income on Emerald Advance	397	594	844	1,258
Other	10,670	9,233	17,783	15,798
Total revenues	$148,871	$140,854	$294,054	$278,656

Service revenues are recognized when performance obligations are satisfied as follows:

H&R Block, Inc. | Q2 FY2019 Form 10-Q	5

▪
Assisted and DIY online tax preparation revenues are recorded when a completed return is electronically filed or accepted by the customer. The value of point-of-sale discounts and coupons are recorded as a reduction of revenue.

▪	Fees for electronic filing of tax returns prepared using our DIY tax preparation solutions are recorded when the return is electronically filed.

▪
Fees related to Refund Transfers (RTs) are recognized when the Internal Revenue Service (IRS) acknowledgment is received and the bank account is established at Axos Bank, formerly known as BofI Federal Bank, a federal savings bank (Axos).

▪
Revenues associated with our Emerald Card® program consist of interchange income from the use of debit cards and fees from the use of ATM networks, net of volume-based amounts retained by Axos in connection with our agreement. Interchange income is a fee paid by a merchant bank to Axos through the interchange network. Net revenue associated with our Emerald Card® is recognized based on cardholder transactions.

▪
Under POM we (1) represent our clients if they are audited by a taxing authority, and (2) assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to H&R Block. POM revenues and incremental wages are deferred and recognized over the term of the plan, based on the historical pattern of actual claims paid, as claims paid represent the transfer of POM services to the customer. The plan is effective for the life of the tax return, which can be up to six years; however, the majority of claims are incurred in years two and three after the sale of POM.

▪
Our TIS program offers clients assistance in helping protect their tax identity and access to services to help restore their tax identity, if necessary. Protection services include a daily scan of the dark web for personal information, a pre-tax season identity theft risk assessment, notifying clients if their information is detected on a tax return filed through H&R Block, and obtaining additional IRS identity protections when eligible. TIS revenues are deferred and are recognized as the various services are provided to the client, either by us or a third party, throughout the term of the contract, which ends on April 30th of the following year.

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

▪	Participation revenue on Emerald Advance lines of credit (EAs) is recorded over the life of the underlying loan.
Changes in the balances of deferred revenue and wages for POM are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Six months ended October 31,	2018	2017	2018	2017
Balance, beginning of the period	$218,274	$211,223	$32,683	$31,344
Amounts deferred	3,459	2,913	80	36
Amounts recognized on previous deferrals	(71,074)	(63,332)	(10,752)	(9,230)
Balance, end of the period	$150,659	$150,804	$22,011	$22,150

As of October 31, 2018, deferred revenue related to POM was $150.7 million. We expect that $105.7 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following sixty months.
Deferred revenue related to TIS was $36.4 million and $20.6 million at April 30, 2018 and 2017, respectively. As of October 31, 2018 and 2017, TIS deferred revenue was $21.8 million and $24.4 million, respectively. All deferred revenue related to TIS will be recognized within this fiscal year.
A significant portion of our accounts receivable balances, with the exception of those related to EAs, are subject to the new revenue guidance. The majority of our services and products must be paid for at the time of service, and

6	Q2 FY2019 Form 10-Q | H&R Block, Inc.

therefore no receivable is recorded unless an RT is purchased. Generally the prices of our services and products are fixed and determinable at the time of sale. For our RT product, we record a receivable for our fees which is then collected at the time the IRS issues the client’s refund. Our receivables from contracts with customers are generally collected on a periodic basis during and subsequent to the tax season. See note 4 for our accounts receivable balances.
NOTE 3: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income or loss from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 3.4 million shares for the three and six months ended October 31, 2018, and 3.4 million shares for the three and six months ended October 31, 2017, as the effect would be antidilutive due to the net loss from continuing operations during those periods.
The computations of basic and diluted loss per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2018	2017	2018	2017
Net loss from continuing operations attributable to shareholders	$(170,937)	$(148,312)	$(319,734)	$(276,130)
Amounts allocated to participating securities	(144)	(161)	(286)	(321)
Net loss from continuing operations attributable to common shareholders	$(171,081)	$(148,473)	$(320,020)	$(276,451)

Basic weighted average common shares	205,520	209,065	206,596	208,500
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	205,520	209,065	206,596	208,500

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.83)	$(0.71)	$(1.55)	$(1.33)
Diluted	(0.83)	(0.71)	(1.55)	(1.33)

The weighted average shares outstanding for the three and six months ended October 31, 2018 decreased to 205.5 million and 206.6 million, respectively, from 209.1 million and 208.5 million, respectively, for the three and six months ended October 31, 2017. The decrease is due to share repurchases completed in the current year. During the six months ended October 31, 2018, we purchased and immediately retired 4.2 million shares at an aggregate cost of $97.1 million (average price of $23.27 per share). We did not repurchase and retire any shares during the six months ended October 31, 2017. The cost of shares retired during the current period was allocated to the components of stockholders’ equity as follows:

(in 000s)

Common stock	$42
Additional paid-in-capital	2,503
Retained earnings	94,560
Total	$97,105

STOCK-BASED COMPENSATION – During the six months ended October 31, 2018, we also acquired 0.2 million shares of our common stock at an aggregate cost of $5.0 million, which represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the six months ended October 31, 2017, we acquired 0.2 million shares at an aggregate cost of $7.6 million for similar purposes.
During the six months ended October 31, 2018 and 2017, we issued 0.7 million and 2.1 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.

H&R Block, Inc. | Q2 FY2019 Form 10-Q	7

During the six months ended October 31, 2018, we granted equity awards equivalent to 1.0 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Stock-based compensation expense of our continuing operations totaled $7.5 million and $11.8 million for the three and six months ended October 31, 2018, respectively, and $6.8 million and $11.6 million for the three and six months ended October 31, 2017, respectively. As of October 31, 2018, unrecognized compensation cost for stock options totaled $0.9 million, and for nonvested shares and units totaled $37.9 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	October 31, 2018		October 31, 2017		April 30, 2018
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$26,964	$38,489	$37,953	$42,443	$30,596	$35,212
Receivables for U.S assisted and DIY tax preparation and related fees	6,033	5,503	3,611	6,316	41,572	5,503
Instant Refund® receivables	—	2,008	—	—	27,192	2,057
H&R Block Emerald Advance® lines of credit	7,418	10,988	11,095	9,209	15,642	5,754
Software receivables from retailers	552	—	484	—	6,769	—
Royalties and other receivables from franchisees	9,103	710	10,198	790	9,239	761
Other	11,216	2,831	14,409	3,791	15,764	3,147
	$61,286	$60,529	$77,750	$62,549	$146,774	$52,434

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding off-season working capital needs. As of October 31, 2018 and 2017, loans with a principal balance of $1.1 million and $2.3 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status.
INSTANT REFUND® PROGRAM – H&R Block Instant Refund® (formerly Instant Cash Back®), amounts are generally received from the Canada Revenue Agency (CRA) within 60 days of filing the client's return, with the remaining balance collectible from the client. As of October 31, 2018 and 2017, we had $19 thousand and $39 thousand, respectively, of Instant Refund® balances more than 60 days old due from the CRA.
We review the credit quality of our Instant Refund® receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. As of October 31, 2018, gross balances of $2.6 million and $1.2 million, were related to tax returns for calendar year 2017 and 2016 and prior, respectively.

8	Q2 FY2019 Form 10-Q | H&R Block, Inc.

H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our purchased participation interests in EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Beginning in fiscal year 2018, we now charge-off older balances in December while in prior years, these charge-offs happened in April. This change was made to align with our practices on other financial receivables. Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, as of October 31, 2018 and 2017, by year of origination, are as follows:

(in 000s)
As of October 31,	2018			2017
Year of origination:	Balance	Non-Accrual	Year of origination:	Balance	Non-Accrual
2018	$23,457	$23,457	2017	$8,641	$8,641
2017 and prior	7,749	7,749	2016 and prior	6,717	6,717
Revolving loans	13,822	11,974	Revolving loans	15,069	12,579
	45,028	$43,180		30,427	$27,937
Allowance (1)	(26,622)		Allowance (1)	(10,123)
Net balance	$18,406		Net balance	$20,304

(1)
As of October 31, 2018, the allowance relates to estimated uncollectible balances from the 2018 tax season and past due revolving loans. As of October 31, 2017, the allowance related solely to revolving loans.

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our EA and all other short-term and long-term receivables for the six months ended October 31, 2018 and 2017 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of April 30, 2018	$26,622	$55,191	$81,813
Provision	—	2,350	2,350
Recoveries	—	(3,020)	(3,020)
Charge-offs and other	—	(1,176)	(1,176)
Balances as of October 31, 2018	$26,622	$53,345	$79,967

Balances as of April 30, 2017	$10,123	$46,552	$56,675
Provision	—	4,238	4,238
Charge-offs, net of recoveries	—	(4,269)	(4,269)
Balances as of October 31, 2017	$10,123	$46,521	$56,644

H&R Block, Inc. | Q2 FY2019 Form 10-Q	9

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended October 31, 2018 and 2017 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2018	$540,168	$(32,297)	$507,871
Acquisitions	624	—	624
Disposals and foreign currency changes, net	(1,304)	—	(1,304)
Impairments	—	—	—
Balances as of October 31, 2018	$539,488	$(32,297)	$507,191

Balances as of April 30, 2017	$523,504	$(32,297)	$491,207
Acquisitions	961	—	961
Disposals and foreign currency changes, net	891	—	891
Impairments	—	—	—
Balances as of October 31, 2017	$525,356	$(32,297)	$493,059

We test goodwill for impairment annually in our fourth quarter, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

10	Q2 FY2019 Form 10-Q | H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of October 31, 2018:
Reacquired franchise rights	$339,719	$(124,733)	$214,986
Customer relationships	256,739	(179,011)	77,728
Internally-developed software	142,147	(117,060)	25,087
Noncompete agreements	32,879	(30,596)	2,283
Franchise agreements	19,201	(12,694)	6,507
Purchased technology	54,700	(40,646)	14,054
Acquired assets pending final allocation (1)	23,879	—	23,879
	$869,264	$(504,740)	$364,524
As of October 31, 2017:
Reacquired franchise rights	$331,290	$(101,987)	$229,303
Customer relationships	234,909	(147,881)	87,028
Internally-developed software	146,985	(117,162)	29,823
Noncompete agreements	32,471	(28,644)	3,827
Franchise agreements	19,201	(11,414)	7,787
Purchased technology	54,700	(34,889)	19,811
Acquired assets pending final allocation (1)	28,861	—	28,861
	$848,417	$(441,977)	$406,440
As of April 30, 2018:
Reacquired franchise rights	$339,779	$(113,856)	$225,923
Customer relationships	256,137	(164,005)	92,132
Internally-developed software	140,255	(111,734)	28,521
Noncompete agreements	32,899	(29,673)	3,226
Franchise agreements	19,201	(12,054)	7,147
Purchased technology	54,700	(37,770)	16,930
Acquired assets pending final allocation (1)	102	—	102
	$843,073	$(469,092)	$373,981

(1)    Represents business acquisitions for which final purchase price allocations have not yet been determined.
During the six months ended October 31, 2018 and 2017, we made payments to acquire franchisee and competitor businesses totaling $24.5 million and $27.5 million, respectively.
Amortization of intangible assets for the three and six months ended October 31, 2018 was $17.6 million and $35.7 million, respectively. Amortization for the three and six months ended October 31, 2017 was $19.4 million and $38.7 million, respectively. Estimated amortization of intangible assets for fiscal years 2019, 2020, 2021, 2022 and 2023 is $69.7 million, $53.4 million, $38.0 million, $25.7 million and $13.4 million, respectively.

H&R Block, Inc. | Q2 FY2019 Form 10-Q	11

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	October 31, 2018	October 31, 2017	April 30, 2018
Senior Notes, 4.125%, due October 2020	$650,000	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000	350,000
Capital lease obligation	—	6,125	5,628
Debt issuance costs and discounts	(8,672)	(11,293)	(9,993)
	1,491,328	1,494,832	1,495,635
Less: Current portion	—	(1,004)	(1,026)
	$1,491,328	$1,493,828	$1,494,609

UNSECURED COMMITTED LINE OF CREDIT – On September 21, 2018, we entered into a Third Amended and Restated Credit and Guarantee Agreement (2018 CLOC), which amended and restated our Second Amended and Restated Credit and Guarantee Agreement (2017 CLOC), extending the scheduled maturity date from September 22, 2022 to September 21, 2023. Other material terms remain unchanged from our 2017 CLOC. The 2018 CLOC provides for an unsecured senior revolving credit facility in the aggregate principal amount of $2.0 billion, which includes a $200.0 million sublimit for swingline loans and a $50.0 million sublimit for standby letters of credit. We may request increases in the aggregate principal amount of the revolving credit facility of up to $500.0 million, subject to obtaining commitments from lenders and meeting certain other conditions. The 2018 CLOC will mature on September 21, 2023, unless extended pursuant to the terms of the 2018 CLOC, at which time all outstanding amounts thereunder will be due and payable. The 2018 CLOC includes an annual facility fee, which will vary depending on our then current credit ratings.
The 2018 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2018 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2018 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of October 31, 2018.
We had no outstanding balance under the 2018 CLOC as of October 31, 2018, and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.7 billion as of October 31, 2018.
In October 2018, we exercised a purchase option to acquire an office building previously recorded as a capital lease.
The estimated fair value of our long-term debt as of October 31, 2018 and 2017 and April 30, 2018 totaled $1.5 billion, $1.6 billion and $1.5 billion, respectively.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the IRS and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. The Company's U.S. federal income tax return for 2016 is currently under examination. Our U.S. federal income tax return for 2015 remains open for examination. Our U.S. federal income tax returns for 2014 and all prior periods are closed. With respect to state and local jurisdictions and countries outside of the U.S., we are typically subject to examination for three to six years after the income tax returns have been filed. Although

12	Q2 FY2019 Form 10-Q | H&R Block, Inc.

the outcome of tax audits are always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
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
In the second quarter of fiscal year 2019, we filed our calendar year 2017 U.S. federal income tax return and continued our assessment of the corporate income tax impacts of the Tax Legislation. During the six months ended October 31, 2018, the Company recognized immaterial adjustments to the provisional amounts recorded as of April 30, 2018 and included these adjustments as a component of income tax expense from continuing operations. Our financial statements reflect reasonable provisional estimates of the effects of the Tax Legislation in computing our deferred taxes, the one-time transition tax, the impact of global intangible low taxed income (GILTI), unrecognized tax benefits, and the indirect impacts of the Tax Legislation on state and local taxes.
We are in the process of finalizing our assessment of the impact of the Tax Legislation and our provisional estimates may change as a result of additional analysis of the underlying calculations, or additional regulatory guidance that clarifies the interpretations of the Tax Legislation. As we interpret additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, and consult with outside advisors, we may adjust these provisional amounts in accordance with SAB 118. The final adjustments will be recorded in the third quarter of fiscal year 2019 and may differ from the estimates provided and could have a material impact on our financial statements. Additionally, due to the complexity of the Tax Legislation as it relates to GILTI, we are continuing to evaluate how the income tax provision will be accounted for under GAAP, which permits companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the company is subject to the rules, or (ii) account for GILTI in the company's measurement of deferred taxes. Currently, we have not elected a method.
Consistent with prior years, our pretax loss for the six months ended October 31, 2018 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is at least more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the six months ended October 31, 2018 reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations adjusted for the tax impact of items discrete to the quarter.
Our effective tax rate from continuing operations, including the effects of discrete income tax items, was 25.8% and 37.5% for the six months ended October 31, 2018 and 2017, respectively. The reduced effective tax rate results primarily from the decrease in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018.
We had gross unrecognized tax benefits of $189.6 million, $132.9 million and $186.1 million as of October 31, 2018 and 2017 and April 30, 2018, respectively. The gross unrecognized tax benefits increased $3.5 million and decreased $17.0 million during the six months ended October 31, 2018 and 2017, respectively. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $31.1 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations, and anticipated closure of various tax matters currently under examination, and settlements with tax authorities. For such matters where a change in the balance of unrecognized tax benefits is not reasonably possible, no estimate has been included.
The increase in noncurrent deferred tax assets and income taxes receivable of $96.9 million from April 30, 2018 is primarily due to the adoption of ASU 2016-16. See note 1 for additional information.

H&R Block, Inc. | Q2 FY2019 Form 10-Q	13

NOTE 8: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2018	2017	2018	2017
Interest income	4,505	1,311	$9,002	$2,755
Foreign currency gains (losses), net	(124)	(117)	(127)	14
Other, net	83	(183)	131	(538)
	$4,464	$1,011	$9,006	$2,231

NOTE 9: COMMITMENTS AND CONTINGENCIES
Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $7.1 million, $3.6 million and $9.4 million as of October 31, 2018 and 2017 and April 30, 2018, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Our liability related to acquisitions for estimated contingent consideration was $11.5 million, $10.1 million and $12.1 million as of October 31, 2018 and 2017 and April 30, 2018, respectively, with amounts recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $32.2 million at October 31, 2018, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $12.7 million.
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
SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. SCC’s loss estimate is based on the best information currently available, management judgment, developments in relevant case law, and the terms of bulk settlements. In periods when a liability is accrued for such loss contingencies, the liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. SCC had no liability accrued for these losses as of October 31, 2018 or April 30, 2018, compared to $4.5 million at October 31, 2017.
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

14	Q2 FY2019 Form 10-Q | H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of October 31, 2018. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of October 31, 2018 and 2017 and April 30, 2018, our total accrued liabilities were $3.0 million, $2.5 million and $2.7 million, respectively.
Our aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a loss is believed to be reasonably possible, but a liability has not been accrued. This aggregate range only represents those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of October 31, 2018, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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

H&R Block, Inc. | Q2 FY2019 Form 10-Q	15

to discharge or settle the matters could be substantial and could have a material adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
LITIGATION, CLAIMS, INCLUDING INDEMNIFICATION AND CONTRIBUTION CLAIMS, OR OTHER LOSS CONTINGENCIES PERTAINING TO DISCONTINUED MORTGAGE OPERATIONS – Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC or the Company has been, remains, and may in the future be, subject to litigation, claims, including indemnification and contribution claims, and other loss contingencies pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. These lawsuits, claims, and other loss contingencies include actions by regulators, third parties seeking indemnification or contribution, including depositors, underwriters, and securitization trustees, individual plaintiffs, and cases in which plaintiffs seek to represent a class of others alleged to be similarly situated. Among other things, these lawsuits, claims, and other loss contingencies allege or may allege discriminatory or unfair and deceptive loan origination and servicing (including debt collection, foreclosure, and eviction) practices, other common law torts, rights to indemnification or contribution, breach of contract, violations of securities laws, and violations of a variety of federal statutes, including the Truth in Lending Act (TILA), Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act (RESPA), Home Ownership & Equity Protection Act (HOEPA), as well as similar state statutes. It is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters, some of which are beyond the Company's control, and the indeterminate damages sought in some of these matters.
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

16	Q2 FY2019 Form 10-Q | H&R Block, Inc.

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
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. SCC has received notices of claims for indemnification relating to lawsuits to which underwriters or depositors are party. Based on information currently available to SCC, it believes that the 21 lawsuits in which notice of a claim has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $3.2 billion). Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification or contribution from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the notices received included, and future notices may include, a reservation of rights to assert claims for contribution, which are referred to herein as "contribution claims." Contribution claims may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification or contribution claims is probable, nor have we accrued a liability related to any of these claims.
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

H&R Block, Inc. | Q2 FY2019 Form 10-Q	17

also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of October 31, 2018, total approximately $296 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
NOTE 11: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Block Financial LLC (Block Financial) is a 100% owned subsidiary of the Company. Block Financial is the Issuer and the Company is the full and unconditional Guarantor of the Senior Notes, our 2018 CLOC and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders' equity and other intercompany balances and transactions.

18	Q2 FY2019 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended October 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$11,458	$142,154	$(4,741)	$148,871
Cost of revenues	—	7,014	245,969	(2,168)	250,815
Selling, general and administrative	1,476	2,847	111,569	(2,573)	113,319
Total operating expenses	1,476	9,861	357,538	(4,741)	364,134
Other income (expense), net	(176,485)	9,018	(898)	172,829	4,464
Interest expense on external borrowings	—	(21,126)	(65)	—	(21,191)
Loss from continuing operations before income tax benefit	(177,961)	(10,511)	(216,347)	172,829	(231,990)
Income tax benefit	(1,685)	(2,316)	(57,052)	—	(61,053)
Net loss from continuing operations	(176,276)	(8,195)	(159,295)	172,829	(170,937)
Net loss from discontinued operations	—	(5,339)	—	—	(5,339)
Net loss	(176,276)	(13,534)	(159,295)	172,829	(176,276)
Other comprehensive loss	(2,846)	—	(2,846)	2,846	(2,846)
Comprehensive loss	$(179,122)	$(13,534)	$(162,141)	$175,675	$(179,122)

					(in 000s)
Three months ended October 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$11,705	$132,060	$(2,911)	$140,854
Cost of revenues	—	5,104	234,943	(28)	240,019
Selling, general and administrative	—	3,585	116,144	(2,883)	116,846
Total operating expenses	—	8,689	351,087	(2,911)	356,865
Other income (expense), net	(155,999)	6,992	(11,221)	161,239	1,011
Interest expense on external borrowings	—	(21,178)	(87)	—	(21,265)
Loss from continuing operations before tax benefit	(155,999)	(11,170)	(230,335)	161,239	(236,265)
Income tax benefit	(2,433)	(990)	(84,530)	—	(87,953)
Net loss from continuing operations	(153,566)	(10,180)	(145,805)	161,239	(148,312)
Net loss from discontinued operations	—	(5,253)	(1)	—	(5,254)
Net loss	(153,566)	(15,433)	(145,806)	161,239	(153,566)
Other comprehensive loss	(1,385)	—	(1,385)	1,385	(1,385)
Comprehensive loss	$(154,951)	$(15,433)	$(147,191)	$162,624	$(154,951)

H&R Block, Inc. | Q2 FY2019 Form 10-Q	19

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Six months ended October 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$28,290	$273,631	$(7,867)	$294,054
Cost of revenues	—	12,047	463,087	(2,759)	472,375
Selling, general and administrative	1,476	6,097	216,594	(5,108)	219,059
Total operating expenses	1,476	18,144	679,681	(7,867)	691,434
Other income (expense), net	(330,101)	18,845	6,150	314,112	9,006
Interest expense on external borrowings	—	(42,249)	(132)	—	(42,381)
Loss from continuing operations before income tax benefit	(331,577)	(13,258)	(400,032)	314,112	(430,755)
Income tax benefit	(2,631)	(6,017)	(102,373)	—	(111,021)
Net loss from continuing operations	(328,946)	(7,241)	(297,659)	314,112	(319,734)
Net loss from discontinued operations	—	(9,212)	—	—	(9,212)
Net loss	(328,946)	(16,453)	(297,659)	314,112	(328,946)
Other comprehensive loss	(4,577)	—	(4,577)	4,577	(4,577)
Comprehensive loss	$(333,523)	$(16,453)	$(302,236)	$318,689	$(333,523)

					(in 000s)
Six months ended October 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$29,261	$255,154	$(5,759)	$278,656
Cost of revenues	—	12,964	454,913	(143)	467,734
Selling, general and administrative	—	6,791	210,920	(5,616)	212,095
Total operating expenses	—	19,755	665,833	(5,759)	679,829
Other income (expense), net	(288,263)	13,065	(13,639)	291,068	2,231
Interest expense on external borrowings	—	(42,382)	(160)	—	(42,542)
Loss from continuing operations before tax benefit	(288,263)	(19,811)	(424,478)	291,068	(441,484)
Income tax benefit	(4,130)	(5,613)	(155,611)	—	(165,354)
Net loss from continuing operations	(284,133)	(14,198)	(268,867)	291,068	(276,130)
Net loss from discontinued operations	—	(8,001)	(2)	—	(8,003)
Net loss	(284,133)	(22,199)	(268,869)	291,068	(284,133)
Other comprehensive income	1,077	—	1,077	(1,077)	1,077
Comprehensive loss	$(283,056)	$(22,199)	$(267,792)	$289,991	$(283,056)

20	Q2 FY2019 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of October 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,417	$596,382	$—	$600,799
Cash & cash equivalents - restricted	—	—	122,507	—	122,507
Receivables, net	—	39,241	22,045	—	61,286
Income taxes receivable	2,811	—	15,934	—	18,745
Prepaid expenses and other current assets	—	3,593	84,072	—	87,665
Total current assets	2,811	47,251	840,940	—	891,002
Property and equipment, net	—	524	241,248	—	241,772
Intangible assets, net	—	—	364,524	—	364,524
Goodwill	—	—	507,191	—	507,191
Deferred tax assets and income taxes receivable	434	17,941	112,612	—	130,987
Investments in subsidiaries	2,600,520	—	114,862	(2,715,382)	—
Amounts due from affiliates	—	1,520,018	2,623,445	(4,143,463)	—
Other noncurrent assets	—	58,288	39,532	—	97,820
Total assets	$2,603,765	$1,644,022	$4,844,354	$(6,858,845)	$2,233,296

Accounts payable and accrued expenses	$2,360	$9,933	$102,100	$—	$114,393
Accrued salaries, wages and payroll taxes	—	1,641	41,755	—	43,396
Accrued income taxes and reserves for uncertain tax positions	—	1,060	93,197	—	94,257
Deferred revenue and other current liabilities	—	20,409	163,266	—	183,675
Total current liabilities	2,360	33,043	400,318	—	435,721
Long-term debt	—	1,491,328	—	—	1,491,328
Deferred tax liabilities and reserves for uncertain tax positions	9,285	3,989	222,525	—	235,799
Deferred revenue and other noncurrent liabilities	—	800	100,973	—	101,773
Amounts due to affiliates	2,623,445	—	1,520,018	(4,143,463)	—
Total liabilities	2,635,090	1,529,160	2,243,834	(4,143,463)	2,264,621
Stockholders' equity (deficiency)	(31,325)	114,862	2,600,520	(2,715,382)	(31,325)
Total liabilities and stockholders' equity	$2,603,765	$1,644,022	$4,844,354	$(6,858,845)	$2,233,296

H&R Block, Inc. | Q2 FY2019 Form 10-Q	21

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of October 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,321	$176,676	$—	$180,997
Cash & cash equivalents - restricted	—	8,083	92,582	—	100,665
Receivables, net	—	54,006	23,744	—	77,750
Prepaid expenses and other current assets	—	4,205	80,999	—	85,204
Total current assets	—	70,615	374,001	—	444,616
Property and equipment, net	—	56	262,170	—	262,226
Intangible assets, net	—	—	406,440	—	406,440
Goodwill	—	—	493,059	—	493,059
Deferred tax assets and income taxes receivable	7,463	25,453	—	(23,711)	9,205
Investments in subsidiaries	1,890,500	—	91,515	(1,982,015)	—
Amounts due from affiliates	—	1,467,742	2,290,036	(3,757,778)	—
Other noncurrent assets	—	62,046	38,969	—	101,015
Total assets	$1,897,963	$1,625,912	$3,956,190	$(5,763,504)	$1,716,561

Accounts payable and accrued expenses	$2,407	$9,334	$103,134	$—	$114,875
Accrued salaries, wages and payroll taxes	—	1,432	41,465	—	42,897
Accrued income taxes and reserves for uncertain tax positions	—	—	43,879	—	43,879
Current portion of long-term debt	—	—	1,004	—	1,004
Deferred revenue and other current liabilities	—	25,977	164,545	—	190,522
Total current liabilities	2,407	36,743	354,027	—	393,177
Long-term debt	—	1,488,707	5,121	—	1,493,828
Reserves for uncertain tax positions	18,293	8,037	135,405	(23,711)	138,024
Deferred revenue and other noncurrent liabilities	—	910	103,395	—	104,305
Amounts due to affiliates	2,290,036	—	1,467,742	(3,757,778)	—
Total liabilities	2,310,736	1,534,397	2,065,690	(3,781,489)	2,129,334
Stockholders' equity (deficiency)	(412,773)	91,515	1,890,500	(1,982,015)	(412,773)
Total liabilities and stockholders' equity	$1,897,963	$1,625,912	$3,956,190	$(5,763,504)	$1,716,561

22	Q2 FY2019 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,346	$1,540,598	$—	$1,544,944
Cash & cash equivalents - restricted	—	—	118,734	—	118,734
Receivables, net	—	51,562	95,212	—	146,774
Income taxes receivable	2,801	—	12,310	(2,801)	12,310
Prepaid expenses and other current assets	—	1,954	66,997	—	68,951
Total current assets	2,801	57,862	1,833,851	(2,801)	1,891,713
Property and equipment, net	—	467	231,421	—	231,888
Intangible assets, net	—	—	373,981	—	373,981
Goodwill	—	—	507,871	—	507,871
Deferred tax assets and income taxes receivable	1,400	17,798	14,897	—	34,095
Investments in subsidiaries	2,801,808	—	131,315	(2,933,123)	—
Amounts due from affiliates	—	1,541,954	2,400,938	(3,942,892)	—
Other noncurrent assets	—	50,073	51,328	—	101,401
Total assets	$2,806,009	$1,668,154	$5,545,602	$(6,878,816)	$3,140,949

Accounts payable and accrued expenses	$2,074	$16,628	$233,273	$—	$251,975
Accrued salaries, wages and payroll taxes	—	1,161	140,338	—	141,499
Accrued income taxes and reserves for uncertain tax positions	—	1,060	264,791	(2,801)	263,050
Current portion of long-term debt	—	—	1,026	—	1,026
Deferred revenue and other current liabilities	—	22,172	163,929	—	186,101
Total current liabilities	2,074	41,021	803,357	(2,801)	843,651
Long-term debt	—	1,490,007	4,602	—	1,494,609
Deferred tax liabilities and reserves for uncertain tax positions	9,286	4,963	215,181	—	229,430
Deferred revenue and other noncurrent liabilities	—	848	178,700	—	179,548
Amounts due to affiliates	2,400,938	—	1,541,954	(3,942,892)	—
Total liabilities	2,412,298	1,536,839	2,743,794	(3,945,693)	2,747,238
Stockholders' equity	393,711	131,315	2,801,808	(2,933,123)	393,711
Total liabilities and stockholders' equity	$2,806,009	$1,668,154	$5,545,602	$(6,878,816)	$3,140,949

H&R Block, Inc. | Q2 FY2019 Form 10-Q	23

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Six months ended October 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(22,827)	$(604,864)	$—	$(627,691)
Cash flows from investing:
Capital expenditures	—	(164)	(66,258)	—	(66,422)
Payments made for business acquisitions, net of cash acquired	—	—	(24,549)	—	(24,549)
Franchise loans funded	—	(8,740)	(175)	—	(8,915)
Payments received on franchise loans	—	11,442	247	—	11,689
Intercompany borrowings (payments)	—	20,819	(203,834)	183,015	—
Other, net	—	209	4,784	—	4,993
Net cash provided by (used in) investing activities	—	23,566	(289,785)	183,015	(83,204)
Cash flows from financing:
Dividends paid	(103,484)	—	—	—	(103,484)
Repurchase of common stock, including shares surrendered	(102,096)	—	—	—	(102,096)
Proceeds from exercise of stock options	1,746	—	—	—	1,746
Intercompany borrowings (payments)	203,834	—	(20,819)	(183,015)	—
Other, net	—	(668)	(21,766)	—	(22,434)
Net cash used in financing activities	—	(668)	(42,585)	(183,015)	(226,268)
Effects of exchange rates on cash	—	—	(3,209)	—	(3,209)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	71	(940,443)	—	(940,372)
Cash, cash equivalents and restricted cash, beginning of period	—	4,346	1,659,332	—	1,663,678
Cash, cash equivalents and restricted cash, end of period	$—	$4,417	$718,889	$—	$723,306

24	Q2 FY2019 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Six months ended October 31, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(17,827)	$(630,630)	$—	$(648,457)
Cash flows from investing:
Capital expenditures	—	(10)	(56,740)	—	(56,750)
Payments made for business acquisitions, net of cash acquired	—	—	(27,522)	—	(27,522)
Franchise loans funded	—	(10,885)	(54)	—	(10,939)
Payments received on franchise loans	—	10,077	245	—	10,322
Intercompany borrowings (payments)	—	20,163	(80,141)	59,978	—
Other, net	—	(998)	6,472	—	5,474
Net cash provided by (used in) investing activities	—	18,347	(157,740)	59,978	(79,415)
Cash flows from financing:
Dividends paid	(100,082)	—	—	—	(100,082)
Repurchase of common stock, including shares surrendered	(7,581)	—	—	—	(7,581)
Proceeds from exercise of stock options	27,522	—	—	—	27,522
Intercompany borrowings (payments)	80,141	—	(20,163)	(59,978)	—
Other, net	—	(662)	(26,055)	—	(26,717)
Net cash used in financing activities	—	(662)	(46,218)	(59,978)	(106,858)
Effects of exchange rates on cash	—	—	(1,147)	—	(1,147)
Net decrease in cash, cash equivalents and restricted cash	—	(142)	(835,735)	—	(835,877)
Cash, cash equivalents and restricted cash, beginning of period	—	12,546	1,104,993	—	1,117,539
Cash, cash equivalents and restricted cash, end of period	$—	$12,404	$269,258	$—	$281,662

H&R Block, Inc. | Q2 FY2019 Form 10-Q	25

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide assisted and DIY tax preparation solutions through multiple channels (including in-person, online and mobile applications, and desktop software) and distribute H&R Block-branded products and services, including those of our financial partners, to the general public primarily in the U.S., Canada, Australia, and their respective territories. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation services seamlessly.

RECENT DEVELOPMENTS
In our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, we disclosed our intent to review our overall pricing structure which was expected to negatively impact revenues in fiscal year 2019. As a result of this review, on October 29, 2018, we announced that, beginning January 2019, we will offer upfront, transparent pricing for all tax preparation methods, and lower prices for millions of our assisted tax preparation clients, which will result in a revenue decline in fiscal year 2019.

26	Q2 FY2019 Form 10-Q | H&R Block, Inc.

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended October 31,	2018	2017	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$41,652	$36,665	$4,987	13.6%
U.S. royalties	8,062	7,008	1,054	15.0%
U.S. DIY tax preparation	2,994	4,263	(1,269)	(29.8)%
International revenues	45,497	47,934	(2,437)	(5.1)%
Revenues from Refund Transfers	560	1,135	(575)	(50.7)%
Revenues from Emerald Card®	9,478	9,180	298	3.2%
Revenues from Peace of Mind® Extended Service Plan	24,318	24,585	(267)	(1.1)%
Revenues from Tax Identity Shield®	5,243	257	4,986	**
Interest and fee income on Emerald Advance	397	594	(197)	(33.2)%
Other	10,670	9,233	1,437	15.6%
Total revenues	148,871	140,854	8,017	5.7%

Compensation and benefits:
Field wages	59,096	57,716	1,380	2.4%
Other wages	50,046	46,723	3,323	7.1%
Benefits and other compensation	24,178	23,583	595	2.5%
	133,320	128,022	5,298	4.1%
Occupancy (1)	104,880	94,907	9,973	10.5%
Marketing and advertising	8,586	11,562	(2,976)	(25.7)%
Depreciation and amortization	41,493	44,792	(3,299)	(7.4)%
Bad debt	188	1,779	(1,591)	(89.4)%
Supplies	3,189	4,368	(1,179)	(27.0)%
Other (1)	72,478	71,435	1,043	1.5%
Total operating expenses	364,134	356,865	7,269	2.0%
Other income (expense), net	4,464	1,011	3,453	341.5%
Interest expense on borrowings	(21,191)	(21,265)	74	0.3%
Pretax loss	(231,990)	(236,265)	4,275	1.8%
Income tax benefit	(61,053)	(87,953)	(26,900)	(30.6)%
Net loss from continuing operations	(170,937)	(148,312)	(22,625)	(15.3)%
Net loss from discontinued operations	(5,339)	(5,254)	(85)	(1.6)%
Net loss	$(176,276)	$(153,566)	$(22,710)	(14.8)%

Basic and diluted loss per share:
Continuing operations	$(0.83)	$(0.71)	$(0.12)	(16.9)%
Discontinued operations	(0.03)	(0.03)	—	—%
Consolidated	$(0.86)	$(0.74)	$(0.12)	(16.2)%

EBITDA from continuing operations (2)	$(169,306)	$(170,208)	$902	0.5%

(1)
We reclassified $10.5 million of software and information technology (IT) maintenance expense from occupancy to other expenses for the three months ended October 31, 2017 to conform to the current period presentation.

(2)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended October 31, 2018 compared to October 31, 2017
Revenues increased $8.0 million, or 5.7%, from the prior year period. U.S. assisted tax preparation fees increased $5.0 million, or 13.6%, primarily due to higher off-season tax return volume and higher net average charge.
International revenues decreased $2.4 million, or 5.1%, primarily due to unfavorable exchange rates in our Australian operations.
Revenues from TIS increased $5.0 million due to a new product feature that impacted revenue recognition timing.

H&R Block, Inc. | Q2 FY2019 Form 10-Q	27

Total operating expenses increased $7.3 million, or 2.0%, from the prior year. Other wages increased $3.3 million, or 7.1%, due to higher information technology wages. Occupancy costs increased $10.0 million, or 10.5%, primarily due to lease buyout payments on previously-announced office closures related to consolidation of field offices and higher rental rates. Marketing and advertising decreased $3.0 million, or 25.7%, due to the timing of these expenses. Depreciation and amortization decreased $3.3 million, or 7.4%, primarily due due to lower depreciation on equipment and amortization of internally developed software.
Other expenses increased $1.0 million, or 1.5%. The components of other expenses are as follows:

Three months ended October 31,	2018	2017	$ Change	% Change
Consulting and outsourced services	$17,817	$19,587	$(1,770)	(9.0)%
Bank partner fees	1,368	1,363	5	0.4%
Client claims and refunds	10,098	11,200	(1,102)	(9.8)%
Employee travel and related expenses	13,377	10,358	3,019	29.1%
Software and IT maintenance expenses	18,911	10,498	8,413	80.1%
Credit card/bank charges	2,743	2,640	103	3.9%
Insurance	2,910	3,824	(914)	(23.9)%
Legal fees and settlements	916	5,750	(4,834)	(84.1)%
Other	4,338	6,215	(1,877)	(30.2)%
	$72,478	$71,435	$1,043	1.5%

The increase in software and IT maintenance expenses of $8.4 million, or 80.1%, is due to increased investments in information technology. Legal fees and settlements decreased $4.8 million, or 84.1%, due to fewer legal matters in the current year. Employee travel and related expenses increased $3.0 million, or 29.1% primarily due to the timing of our franchise convention in the current year compared to the prior year.
The income tax benefit decreased $26.9 million from the prior year period to $61.1 million primarily due to the impacts of the Tax Legislation. See Item 1, note 7 to the consolidated financial statements for additional discussion.

28	Q2 FY2019 Form 10-Q | H&R Block, Inc.

Consolidated – Financial Results		(in 000s, except per share amounts)
Six months ended October 31,	2018	2017	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$72,756	$66,628	$6,128	9.2%
U.S. royalties	15,633	13,975	1,658	11.9%
U.S. DIY tax preparation	5,775	7,489	(1,714)	(22.9)%
International revenues	84,676	88,351	(3,675)	(4.2)%
Revenues from Refund Transfers	1,984	3,951	(1,967)	(49.8)%
Revenues from Emerald Card®	23,724	24,167	(443)	(1.8)%
Revenues from Peace of Mind® Extended Service Plan	60,895	56,528	4,367	7.7%
Revenues from Tax Identity Shield®	9,984	511	9,473	**
Interest and fee income on Emerald Advance	844	1,258	(414)	(32.9)%
Other	17,783	15,798	1,985	12.6%
Total revenues	294,054	278,656	15,398	5.5%

Compensation and benefits:
Field wages	109,028	105,839	3,189	3.0%
Other wages	97,868	89,920	7,948	8.8%
Benefits and other compensation	47,109	44,228	2,881	6.5%
	254,005	239,987	14,018	5.8%
Occupancy (1)	195,606	185,198	10,408	5.6%
Marketing and advertising	15,480	18,666	(3,186)	(17.1)%
Depreciation and amortization	81,925	88,390	(6,465)	(7.3)%
Bad debt	(670)	4,238	(4,908)	**
Supplies	5,393	7,102	(1,709)	(24.1)%
Other (1)	139,695	136,248	3,447	2.5%
Total operating expenses	691,434	679,829	11,605	1.7%
Other income (expense), net	9,006	2,231	6,775	303.7%
Interest expense on borrowings	(42,381)	(42,542)	161	0.4%
Pretax loss	(430,755)	(441,484)	10,729	2.4%
Income tax benefit	(111,021)	(165,354)	(54,333)	(32.9)%
Net loss from continuing operations	(319,734)	(276,130)	(43,604)	(15.8)%
Net loss from discontinued operations	(9,212)	(8,003)	(1,209)	(15.1)%
Net loss	$(328,946)	$(284,133)	$(44,813)	(15.8)%

Basic and diluted loss per share:
Continuing operations	$(1.55)	$(1.33)	$(0.22)	(16.5)%
Discontinued operations	(0.04)	(0.03)	(0.01)	(33.3)%
Consolidated	$(1.59)	$(1.36)	$(0.23)	(16.9)%

EBITDA from continuing operations (2)	$(306,449)	$(310,552)	$4,103	1.3%

(1)
We reclassified $18.4 million of software and information technology (IT) maintenance expense from occupancy to other expenses for the six months ended October 31, 2017 to conform to the current period presentation.

(2)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Six months ended October 31, 2018 compared to October 31, 2017
Revenues increased $15.4 million, or 5.5%, from the prior year period. U.S. assisted tax preparation fees increased $6.1 million, or 9.2%, primarily due to higher off-season tax return volume and higher net average charge.
International revenues decreased $3.7 million, or 4.2%, primarily due to unfavorable exchange rates in our Australian operations and the extended tax season during the prior year in our Canadian operations.
Revenues from POM increased $4.4 million, or 7.7%, due to changes in the claims pattern used to recognize revenue.

H&R Block, Inc. | Q2 FY2019 Form 10-Q	29

Revenues from TIS increased $9.5 million due to a new product feature that impacted revenue recognition timing.
Total operating expenses increased $11.6 million, or 1.7%, from the prior year period. Other wages increased $7.9 million, or 8.8%, due to higher information technology wages. Occupancy costs increased $10.4 million, or 5.6%, primarily due to lease buyout payments on previously-announced office closures related to consolidation of field offices and higher rental rates. Depreciation and amortization decreased $6.5 million, or 7.3%, primarily due to lower depreciation on equipment and amortization of internally developed software. Bad debt expenses decreased $4.9 million primarily due to recoveries related to better than expected collections on receivables related to RTs.
Other expenses increased $3.4 million, or 2.5%. The components of other expenses are as follows:

Six months ended October 31,	2018	2017	$ Change	% Change
Consulting and outsourced services	$38,632	$38,092	$540	1.4%
Bank partner fees	2,833	2,996	(163)	(5.4)%
Client claims and refunds	22,720	26,365	(3,645)	(13.8)%
Employee travel and related expenses	20,206	16,435	3,771	22.9%
Software and IT maintenance expenses	30,677	18,406	12,271	66.7%
Credit card/bank charges	5,146	7,222	(2,076)	(28.7)%
Insurance	6,299	7,113	(814)	(11.4)%
Legal fees and settlements	3,489	7,897	(4,408)	(55.8)%
Other	9,693	11,722	(2,029)	(17.3)%
	$139,695	$136,248	$3,447	2.5%

The increase in software and IT maintenance expenses of $12.3 million, or 66.7%, is due to increased investments in information technology. Legal fees and settlements decreased $4.4 million, or 55.8%, due to fewer legal matters in the current year.
The income tax benefit decreased $54.3 million from the prior year period to $111.0 million primarily due to the impacts of the Tax Legislation. See Item 1, note 7 to the consolidated financial statements for additional discussion.
FINANCIAL CONDITION
These comments should be read in conjunction with the consolidated balance sheets and consolidated statements of cash flows included in Part 1, Item 1.
CAPITAL RESOURCES AND LIQUIDITY –
OVERVIEW – Our primary sources of capital and liquidity include cash from operations (including changes in working capital), draws on our 2018 CLOC, and issuances of debt. We use our sources of liquidity primarily to fund working capital, service and repay debt, pay dividends, repurchase shares of our common stock, and acquire businesses.
Our operations are highly seasonal and substantially all of our revenues and cash flow are generated during the period from February through April. Therefore, we require the use of cash to fund losses and working capital needs from May through January, and typically rely on available cash balances from the prior tax season and borrowings to meet our off-season liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of October 31, 2018 are sufficient to meet our operating, investing and financing needs.

30	Q2 FY2019 Form 10-Q | H&R Block, Inc.

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the six months ended October 31, 2018 and 2017. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Six months ended October 31,	2018	2017
Net cash used in:
Operating activities	$(627,691)	$(648,457)
Investing activities	(83,204)	(79,415)
Financing activities	(226,268)	(106,858)
Effects of exchange rates on cash	(3,209)	(1,147)
Net change in cash, cash equivalents and restricted cash	$(940,372)	$(835,877)

Operating Activities. Cash used in operations decreased, primarily due to changes in tax balances resulting from the Tax Legislation.
Investing Activities. Cash used in investing activities totaled $83.2 million for the six months ended October 31, 2018 compared to $79.4 million in the prior year period. This change resulted primarily from higher capital expenditures.
Financing Activities. Cash used in financing activities totaled $226.3 million for the six months ended October 31, 2018 compared to $106.9 million in the prior year period. This change resulted primarily from share repurchases completed in the current year, as discussed in Item 1, note 3 to the consolidated financial statements, and lower stock option exercises compared to the prior year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $103.5 million and $100.1 million for the six months ended October 31, 2018 and 2017, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
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
Capital Investment. Capital expenditures totaled $66.4 million and $56.8 million for the six months ended October 31, 2018 and 2017, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire franchisee and competitor businesses totaling $24.5 million and $27.5 million for the six months ended October 31, 2018 and 2017, respectively.
FINANCING RESOURCES – Our 2018 CLOC has capacity up to $2.0 billion, and is scheduled to expire in September 2023. Proceeds under the 2018 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with our 2018 CLOC covenants and had no outstanding balance as of October 31, 2018. Amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.7 billion as of October 31, 2018. See Item 1, note 6 to the consolidated financial statements for discussion of the Senior Notes and our 2018 CLOC.

H&R Block, Inc. | Q2 FY2019 Form 10-Q	31

The following table provides ratings for debt issued by Block Financial as of October 31, 2018 and April 30, 2018:

As of	October 31, 2018			April 30, 2018
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Negative	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable
Other than as described above, there have been no material changes in our borrowings from those reported as of April 30, 2018 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of October 31, 2018, we held cash and cash equivalents, excluding restricted amounts, of $600.8 million, including $111.5 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of October 31, 2018.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $3.2 million during the six months ended October 31, 2018 compared to a decrease of $1.1 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – Except for our exercise of a purchase option to acquire an office building previously recorded as a capital lease as disclosed in Item 1, note 6, there have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2018 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT
On November 17, 2017, the Consumer Financial Protection Bureau (CFPB) officially published its final rule changing the regulation of certain consumer credit products, including payday loans, vehicle title loans, and high-cost installment loans (Payday Rule). Certain limited provisions of the Payday Rule became effective on January 16, 2018, but most provisions do not become effective until August 19, 2019. The CFPB has announced that it expects to issue a Notice of Proposed Rulemaking by no later than early 2019 that will address reconsideration of the Payday Rule on the merits as well as address changes to its compliance date.  In addition, on November 6, 2018, a Texas federal district court granted a stay of the August 19, 2019 compliance date. Given these developments, we are unsure whether, when, and in what form, the Payday Rule will go into effect. Depending on the outcome of the rulemaking process and litigation, which may include the Payday Rule becoming effective in its current form, the Payday Rule may have a material adverse impact on the EA product, our business, and our consolidated financial position, results of operations, and cash flows. We will continue to analyze the potential impact on the Company as the CFPB’s rulemaking process progresses.
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

32	Q2 FY2019 Form 10-Q | H&R Block, Inc.

free cash flow. We also use EBITDA from continuing operations and pretax income of continuing operations, each subject to permitted adjustments, as performance metrics in incentive compensation calculations for our employees.
The following is a reconciliation of EBITDA from continuing operations to net loss:

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2018	2017	2018	2017
Net loss - as reported	$(176,276)	$(153,566)	$(328,946)	$(284,133)
Discontinued operations, net	5,339	5,254	9,212	8,003
Net loss from continuing operations - as reported	(170,937)	(148,312)	(319,734)	(276,130)
Add back:
Income taxes of continuing operations	(61,053)	(87,953)	(111,021)	(165,354)
Interest expense of continuing operations	21,191	21,265	42,381	42,542
Depreciation and amortization of continuing operations	41,493	44,792	81,925	88,390
	1,631	(21,896)	13,285	(34,422)
EBITDA from continuing operations	$(169,306)	$(170,208)	$(306,449)	$(310,552)

FORWARD-LOOKING INFORMATION
This report and other documents filed with the SEC may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or variation of words such as "expects," "anticipates," "intends," "plans," "believes," "commits," "seeks," "estimates," "projects," "forecasts," "targets," "would," "will," "should," "goal," "could," "may" or other similar expressions. Forward-looking statements provide management's current expectations or predictions of future conditions, events or results. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. They may include estimates of revenues, client trajectory, income, effective tax rate, earnings per share, cost savings, capital expenditures, dividends, share repurchases, liquidity, capital structure, market share, industry volumes or other financial items, descriptions of management's plans or objectives for future operations, services or products, or descriptions of assumptions underlying any of the above. All forward-looking statements speak only as of the date they are made and reflect the Company's good faith beliefs, assumptions and expectations, but they are not guarantees of future performance or events. Furthermore, the Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data or methods, future events or other changes, except as required by law.
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

H&R Block, Inc. | Q2 FY2019 Form 10-Q	33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2019 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	16	$26.92	—	$1,086,148
September 1 - September 30	—	$—	—	$1,086,148
October 1 - October 31	—	$—	—	$1,086,148
	16	$26.90	—

(1)
We purchased approximately 16 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units.

(2)	In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

34	Q2 FY2019 Form 10-Q | H&R Block, Inc.

ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1
Third Amended and Restated Credit and Guarantee Agreement dated September 21, 2018, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company's current report on Form 8–K filed on September 24, 2018, file number 1–06089, is incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

H&R Block, Inc. | Q2 FY2019 Form 10-Q	35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
December 7, 2018

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
December 7, 2018

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
December 7, 2018

36	Q2 FY2019 Form 10-Q | H&R Block, Inc.