Form 10-Q
period 2019-01-31
H&R BLOCK INC
filed 2019-03-08
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on February 28, 2019: 203,293,118 shares.

Form 10-Q for the Period Ended January 31, 2019

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS			(unaudited, in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2019	2018	2019	2018

REVENUES:
Service revenues	$373,659	$388,771	$627,786	$641,389
Royalty, product and other revenues	94,725	99,655	134,652	125,693
	468,384	488,426	762,438	767,082
OPERATING EXPENSES:
Costs of revenues	421,026	416,601	893,401	884,335
Selling, general and administrative	185,458	169,098	404,517	381,193
Total operating expenses	606,484	585,699	1,297,918	1,265,528

Other income (expense), net	2,269	1,028	11,275	3,259
Interest expense on borrowings	(22,833)	(24,560)	(65,214)	(67,102)
Loss from continuing operations before income taxes (benefit)	(158,664)	(120,805)	(589,419)	(562,289)
Income taxes (benefit)	(38,885)	122,120	(149,906)	(43,234)
Net loss from continuing operations	(119,779)	(242,925)	(439,513)	(519,055)
Net loss from discontinued operations, net of tax benefits of $1,962, $1,422, $4,731 and $6,094	(6,675)	(2,720)	(15,887)	(10,723)
NET LOSS	$(126,454)	$(245,645)	$(455,400)	$(529,778)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.58)	$(1.16)	$(2.13)	$(2.49)
Discontinued operations	(0.04)	(0.02)	(0.08)	(0.05)
Consolidated	$(0.62)	$(1.18)	$(2.21)	$(2.54)

DIVIDENDS DECLARED PER SHARE	$0.25	$0.24	$0.75	$0.72

COMPREHENSIVE LOSS:
Net loss	$(126,454)	$(245,645)	$(455,400)	$(529,778)
Unrealized gains on securities, net of taxes	3	—	3	1
Change in foreign currency translation adjustments	1,235	4,848	(3,342)	5,924
Other comprehensive income (loss)	1,238	4,848	(3,339)	5,925
Comprehensive loss	$(125,216)	$(240,797)	$(458,739)	$(523,853)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2019 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	January 31, 2019	January 31, 2018	April 30, 2018

ASSETS
Cash and cash equivalents	$203,226	$187,366	$1,544,944
Cash and cash equivalents - restricted	101,903	83,033	118,734
Receivables, less allowance for doubtful accounts of $44,033, $45,215 and $81,813	758,217	791,618	146,774
Income taxes receivable	36,486	72,775	12,310
Prepaid expenses and other current assets	134,820	149,349	68,951
Total current assets	1,234,652	1,284,141	1,891,713
Property and equipment, at cost, less accumulated depreciation and amortization of $800,834, $757,809 and $745,397	220,505	249,911	231,888
Intangible assets, net	356,952	390,993	373,981
Goodwill	520,005	504,789	507,871
Deferred tax assets and income taxes receivable	141,366	25,305	34,095
Other noncurrent assets	95,326	106,161	101,401
Total assets	$2,568,806	$2,561,300	$3,140,949
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$202,101	$163,653	$251,975
Accrued salaries, wages and payroll taxes	140,902	135,626	141,499
Accrued income taxes and reserves for uncertain tax positions	49,009	164,246	263,050
Current portion of long-term debt	—	1,015	1,026
Deferred revenue and other current liabilities	195,634	201,988	186,101
Total current liabilities	587,646	666,528	843,651
Long-term debt and line of credit borrowings	1,876,989	2,284,231	1,494,609
Deferred tax liabilities and reserves for uncertain tax positions	214,217	201,384	229,430
Deferred revenue and other noncurrent liabilities	103,545	107,226	179,548
Total liabilities	2,782,397	3,259,369	2,747,238
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 241,501,278, 246,198,878 and 246,198,878	2,415	2,462	2,462
Additional paid-in capital	764,982	758,361	760,250
Accumulated other comprehensive loss	(17,642)	(9,374)	(14,303)
Retained earnings (deficit)	(254,277)	(729,578)	362,980
Less treasury shares, at cost, of 36,460,305, 37,079,700 and 36,944,789	(709,069)	(719,940)	(717,678)
Total stockholders' equity (deficiency)	(213,591)	(698,069)	393,711
Total liabilities and stockholders' equity	$2,568,806	$2,561,300	$3,140,949

See accompanying notes to consolidated financial statements.

2	Q3 FY2019 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Nine months ended January 31,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(455,400)	$(529,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,013	136,878
Provision for bad debt	35,009	33,429
Deferred taxes	20,557	113,345
Stock-based compensation	18,009	17,065
Changes in assets and liabilities, net of acquisitions:
Receivables	(640,482)	(651,200)
Prepaid expenses and other current assets	(66,497)	(83,201)
Other noncurrent assets	9,662	8,310
Accounts payable and accrued expenses	(47,510)	(36,608)
Accrued salaries, wages and payroll taxes	(465)	(49,255)
Deferred revenue and other current liabilities	3,990	10,113
Deferred revenue and other noncurrent liabilities	(70,794)	(58,695)
Income tax receivables, accrued income taxes and income tax reserves	(277,240)	(255,650)
Other, net	(2,308)	(12,454)
Net cash used in operating activities	(1,347,456)	(1,357,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(79,982)	(77,865)
Payments made for business acquisitions, net of cash acquired	(42,428)	(39,397)
Franchise loans funded	(16,875)	(20,226)
Payments received on franchise loans	15,149	13,391
Other, net	4,877	1,524
Net cash used in investing activities	(119,259)	(122,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(230,000)	(40,000)
Proceeds from line of credit borrowings	615,000	830,000
Dividends paid	(154,866)	(150,258)
Repurchase of common stock, including shares surrendered	(102,152)	(7,746)
Proceeds from exercise of stock options	2,527	28,268
Other, net	(20,126)	(28,922)
Net cash provided by financing activities	110,383	631,342

Effects of exchange rate changes on cash	(2,217)	1,792

Net decrease in cash, cash equivalents and restricted cash	(1,358,549)	(847,140)
Cash, cash equivalents and restricted cash, beginning of period	1,663,678	1,117,539
Cash, cash equivalents and restricted cash, end of period	$305,129	$270,399

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$103,789	$102,755
Interest paid on borrowings	55,581	57,834
Accrued additions to property and equipment	2,241	1,078
Accrued purchase of common stock	12,301	—

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2019 Form 10-Q	3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of January 31, 2019 and 2018, the consolidated statements of operations and comprehensive loss for the three and nine months ended January 31, 2019 and 2018, and the consolidated statements of cash flows for the nine months ended January 31, 2019 and 2018 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2019 and 2018 and for all periods presented have been made.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2018 Annual Report to Shareholders on Form 10-K and the additional financial statement disclosures provided under Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09), included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2018. The Form 10-K and Form 8-K are collectively referred to herein as our "Annual Report on Form 10-K." All amounts presented herein as of April 30, 2018 or for the year then ended are derived from our Annual Report on Form 10-K.
MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the evaluation of contingent losses arising from our discontinued mortgage business, contingent losses associated with pending claims and litigation, reserves for uncertain tax positions, and related matters. Estimates have been prepared based on the best information available as of each balance sheet date. As such, actual results could differ materially from those estimates.
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

4	Q3 FY2019 Form 10-Q | H&R Block, Inc.

adjustment to increase the opening balance of retained earnings and increase deferred tax assets resulting from intra-entity transfers of intellectual property in fiscal year 2018.
Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" (ASU 2016-02), which will require the recognition of lease assets and lease liabilities by lessees for leases previously classified as operating leases. ASU 2016-02 also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. This guidance will be effective for us on May 1, 2019, with early adoption permitted. In July 2018, the FASB approved an amendment to the new guidance that provides an alternative transition method which allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which is it adopted, rather than at the beginning of the earliest comparative period). We expect to adopt ASU 2016-02 using the alternative transition method, and we expect that adoption of the new standard will require changes to our internal controls over financial reporting.
We are in the process of evaluating the impact of ASU 2016-02 on our financial statements. The majority of our lease portfolio consists of retail office space in the U.S., Canada and Australia. The contract terms for these retail offices average four years and generally are from May 1 to April 30. We do not anticipate including renewal options in our lease terms under the new standard. As individual leases expire, those leases are generally renegotiated. At April 30 of any year, a significant number of our leases will be at the end of their terms, and therefore, we will have no right of use (ROU) asset or lease liability recorded in our financial statements related to those expired leases. This will cause variability in what is recorded in our financial statements as the ROU asset and lease liability are recorded at the beginning of the lease term (May 1). We estimate that the adoption of ASU 2016-02 will result in the addition of assets and liabilities of over $500 million to our consolidated balance sheet. However, the ultimate impact of the standard will depend on our lease portfolio, discount rates, and foreign currency rates as of May 1, 2019.
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
The majority of our revenues are from our U.S. business. The following table disaggregates our U.S. revenues by major service line, with all international businesses included in a single line, which consists primarily of tax preparation revenues:

H&R Block, Inc. | Q3 FY2019 Form 10-Q	5

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2019	2018	2019	2018
Revenues:
U.S. assisted tax preparation	$256,813	$267,328	$329,569	$333,956
U.S. royalties	42,265	45,420	57,898	59,395
U.S. DIY tax preparation	31,885	31,322	37,660	38,811
International revenues	12,304	12,308	96,980	100,659
Revenues from Refund Transfers	47,482	50,770	49,466	54,721
Revenues from Emerald Card®	14,980	16,125	38,704	40,292
Revenues from Peace of Mind® Extended Service Plan	16,596	19,967	77,491	76,495
Revenues from Tax Identity Shield®	7,655	6,818	17,639	7,329
Interest and fee income on Emerald AdvanceTM	30,924	31,075	31,768	32,333
Other	7,480	7,293	25,263	23,091
Total revenues	$468,384	$488,426	$762,438	$767,082

Service revenues are recognized when performance obligations are satisfied as follows:

▪
Assisted and DIY online tax preparation revenues are recorded when a completed return is electronically filed or accepted by the customer. The value of point-of-sale discounts and coupons are recorded as a reduction of revenue.

▪	Fees for electronic filing of tax returns prepared using our DIY desktop software are recorded when the return is electronically filed.

▪
Revenues from Refund Transfers (RTs) are recognized when the Internal Revenue Service (IRS) acknowledgment is received and the bank account is established at Axos Bank, formerly known as BofI Federal Bank, a federal savings bank (Axos).

▪
Revenues from our Emerald Card® program consist of interchange income from the use of debit cards and fees from the use of ATM networks, net of volume-based amounts retained by Axos in connection with our agreement. Interchange income is a fee paid by a merchant bank to Axos through the interchange network. Net revenue associated with our Emerald Card® is recognized based on cardholder transactions.

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

▪
Our TIS program offers clients assistance in helping protect their tax identity and access to services to help restore their tax identity, if necessary. Protection services include a daily scan of the dark web for personal information, a monthly scan for social security number in credit header data (new in fiscal year 2019), a pre-tax season identity theft risk assessment (only available to Assisted tax preparation clients), notifying clients if their information is detected on a tax return filed through H&R Block, and obtaining additional IRS identity protections when eligible. TIS revenues are deferred and are recognized as the various services are provided to the client, either by us or a third party, throughout the term of the contract, which ends on April 30th of the following year.

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

6	Q3 FY2019 Form 10-Q | H&R Block, Inc.

▪	Interest and fee income on Emerald AdvanceTM lines of credit (EAs) is recorded over the life of the underlying loan.
Changes in the balances of deferred revenue and wages for POM are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Nine months ended January 31,	2019	2018	2019	2018
Balance, beginning of the period	$218,274	$211,223	$32,683	$31,344
Amounts deferred	27,711	29,023	1,773	2,649
Amounts recognized on previous deferrals	(90,439)	(86,347)	(13,569)	(12,496)
Balance, end of the period	$155,546	$153,899	$20,887	$21,497

As of January 31, 2019, deferred revenue related to POM was $155.5 million. We expect that $105.3 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following sixty months.
Deferred revenue related to TIS was $36.4 million and $20.6 million at April 30, 2018 and 2017, respectively. As of January 31, 2019 and 2018, TIS deferred revenue was $21.3 million and $27.0 million, respectively. All deferred revenue related to TIS will be recognized within the next fifteen months.
A significant portion of our accounts receivable balances arise from services and products that we provide to our customers, with the exception of those related to EAs, which arise from purchased participations with Axos. The majority of our services and products must be paid for at the time of service, and therefore no receivable is recorded unless an RT is purchased. Generally the prices of our services and products are fixed and determinable at the time of sale. For our RT product, we record a receivable for our fees which is then collected at the time the IRS issues the client’s refund. Our receivables from customers are generally collected on a periodic basis during and subsequent to the tax season. See note 4 for our accounts receivable balances.
NOTE 3: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income or loss from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 3.4 million shares for the three and nine months ended January 31, 2019, and 3.3 million shares for the three and nine months ended January 31, 2018, as the effect would be antidilutive due to the net loss from continuing operations during those periods.

H&R Block, Inc. | Q3 FY2019 Form 10-Q	7

The computations of basic and diluted loss per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2019	2018	2019	2018
Net loss from continuing operations attributable to shareholders	$(119,779)	$(242,925)	$(439,513)	$(519,055)
Amounts allocated to participating securities	(160)	(177)	(446)	(498)
Net loss from continuing operations attributable to common shareholders	$(119,939)	$(243,102)	$(439,959)	$(519,553)

Basic weighted average common shares	205,532	209,080	206,242	208,693
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	205,532	209,080	206,242	208,693

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.58)	$(1.16)	$(2.13)	$(2.49)
Diluted	(0.58)	(1.16)	(2.13)	(2.49)

The weighted average shares outstanding for the three and nine months ended January 31, 2019 decreased to 205.5 million and 206.2 million, respectively, from 209.1 million and 208.7 million, respectively, for the three and nine months ended January 31, 2018. The decrease is due to share repurchases completed in the current year. During the nine months ended January 31, 2019, we purchased and immediately retired 4.7 million shares at an aggregate cost of $109.4 million (average price of $23.29 per share). We did not repurchase and retire any shares during the nine months ended January 31, 2018. The cost of shares retired during the current period was allocated to the components of stockholders’ equity as follows:

(in 000s)

Common stock	$47
Additional paid-in-capital	2,818
Retained earnings	106,541
Total	$109,406

STOCK-BASED COMPENSATION – During the nine months ended January 31, 2019, we also acquired 0.2 million shares of our common stock at an aggregate cost of $5.0 million, which represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the nine months ended January 31, 2018, we acquired 0.3 million shares at an aggregate cost of $7.7 million for similar purposes.
During the nine months ended January 31, 2019 and 2018, we issued 0.7 million and 2.2 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the nine months ended January 31, 2019, we granted equity awards equivalent to 1.0 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Stock-based compensation expense of our continuing operations totaled $6.2 million and $18.0 million for the three and nine months ended January 31, 2019, respectively, and $5.4 million and $17.1 million for the three and nine months ended January 31, 2018, respectively. As of January 31, 2019, unrecognized compensation cost for stock options totaled $0.7 million, and for nonvested shares and units totaled $31.8 million.

8	Q3 FY2019 Form 10-Q | H&R Block, Inc.

NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	January 31, 2019		January 31, 2018		April 30, 2018
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$28,941	$41,669	$41,062	$47,434	$30,596	$35,212
Receivables for U.S. assisted and DIY tax preparation and related fees	281,266	5,503	299,805	6,316	41,572	5,503
H&R Block Instant RefundTM receivables	5,822	247	6,848	—	27,192	2,057
H&R Block Emerald AdvanceTM lines of credit	362,400	7,667	353,972	9,081	15,642	5,754
Software receivables from retailers	8,396	—	7,744	—	6,769	—
Royalties and other receivables from franchisees	54,907	733	56,149	788	9,239	761
Other	16,485	2,698	26,038	3,608	15,764	3,147
	$758,217	$58,517	$791,618	$67,227	$146,774	$52,434

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding off-season working capital needs. As of January 31, 2019 and 2018, loans with a principal balance of $0.9 million and $1.3 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status.
H&R BLOCK INSTANT REFUNDTM PROGRAM – H&R Block Instant RefundTM (formerly Instant Cash Back®) amounts are generally received from the Canada Revenue Agency (CRA) within 60 days of filing the client's return, with the remaining balance collectible from the client. As of January 31, 2019 and 2018, we had $19 thousand and $45 thousand, respectively, of Instant Refund balances more than 60 days old due from the CRA.
We review the credit quality of our Instant Refund receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. As of January 31, 2019, gross balances of $5.2 million and $0.9 million, were related to tax returns for calendar year 2019 and 2018 and prior, respectively.
H&R BLOCK EMERALD ADVANCETM LINES OF CREDIT – We review the credit quality of our purchased participation interests in EA receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, as of January 31, 2019, by year of origination, are as follows:

(in 000s)
Year of origination:	Balance	Non-Accrual
2019	$365,620	$—
2018 and prior	14,068	14,068
Revolving loans	18,896	12,221
	398,584	$26,289
Allowance	(28,517)
Net balance	$370,067

H&R Block, Inc. | Q3 FY2019 Form 10-Q	9

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our EA and all other short-term and long-term receivables for the nine months ended January 31, 2019 and 2018 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of April 30, 2018	$26,622	$55,191	$81,813
Provision	18,254	16,755	35,009
Charge-offs, recoveries and other (1)	(16,359)	(55,459)	(71,818)
Balances as of January 31, 2019	$28,517	$16,487	$45,004

Balances as of April 30, 2017	$10,123	$46,552	$56,675
Provision	17,682	15,747	33,429
Charge-offs, recoveries and other (1)	—	(44,889)	(44,889)
Balances as of January 31, 2018	$27,805	$17,410	$45,215

(1)    In fiscal year 2019 we charged-off older EA balances in December while in prior years, these charge-offs happened in April.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended January 31, 2019 and 2018 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2018	$540,168	$(32,297)	$507,871
Acquisitions	13,076	—	13,076
Disposals and foreign currency changes, net	(942)	—	(942)
Impairments	—	—	—
Balances as of January 31, 2019	$552,302	$(32,297)	$520,005

Balances as of April 30, 2017	$523,504	$(32,297)	$491,207
Acquisitions	11,579	—	11,579
Disposals and foreign currency changes, net	2,003	—	2,003
Impairments	—	—	—
Balances as of January 31, 2018	$537,086	$(32,297)	$504,789

We test goodwill for impairment annually in our fourth quarter, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

10	Q3 FY2019 Form 10-Q | H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of January 31, 2019:
Reacquired franchise rights	$350,459	$(130,618)	$219,841
Customer relationships	274,293	(187,080)	87,213
Internally-developed software	147,465	(119,664)	27,801
Noncompete agreements	33,369	(31,040)	2,329
Franchise agreements	19,201	(13,014)	6,187
Purchased technology	54,700	(42,082)	12,618
Acquired assets pending final allocation (1)	963	—	963
	$880,450	$(523,498)	$356,952
As of January 31, 2018:
Reacquired franchise rights	$339,544	$(108,063)	$231,481
Customer relationships	251,792	(156,234)	95,558
Internally-developed software	151,095	(123,309)	27,786
Noncompete agreements	32,853	(29,195)	3,658
Franchise agreements	19,201	(11,734)	7,467
Purchased technology	54,700	(36,329)	18,371
Acquired assets pending final allocation (1)	6,672	—	6,672
	$855,857	$(464,864)	$390,993
As of April 30, 2018:
Reacquired franchise rights	$339,779	$(113,856)	$225,923
Customer relationships	256,137	(164,005)	92,132
Internally-developed software	140,255	(111,734)	28,521
Noncompete agreements	32,899	(29,673)	3,226
Franchise agreements	19,201	(12,054)	7,147
Purchased technology	54,700	(37,770)	16,930
Acquired assets pending final allocation (1)	102	—	102
	$843,073	$(469,092)	$373,981

(1)    Represents business acquisitions for which final purchase price allocations have not yet been determined.
During the nine months ended January 31, 2019 and 2018, we made payments to acquire franchisee and competitor businesses totaling $42.4 million and $39.4 million, respectively.
The increase in the gross carrying amount of intangible assets resulted primarily from the acquisition of approximately 175 offices to our company-owned and franchise network. The amounts and weighted-average lives of intangible assets acquired or added during the nine months ended January 31, 2019 are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Reacquired franchise rights	$10,734	5
Customer relationships	17,520	5
Noncompete agreements	488	5
Total	$28,742	5

H&R Block, Inc. | Q3 FY2019 Form 10-Q	11

Amortization of intangible assets for the three and nine months ended January 31, 2019 was $18.7 million and $54.5 million, respectively. Amortization for the three and nine months ended January 31, 2018 was $20.8 million and $59.5 million, respectively. Estimated amortization of intangible assets for fiscal years 2019, 2020, 2021, 2022 and 2023 is $73.2 million, $60.7 million, $44.2 million, $31.4 million and $18.2 million, respectively.
NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	January 31, 2019	January 31, 2018	April 30, 2018
Senior Notes, 4.125%, due October 2020	$650,000	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000	350,000
Committed line of credit borrowings	385,000	790,000	—
Capital lease obligation	—	5,878	5,628
Debt issuance costs and discounts	(8,011)	(10,632)	(9,993)
	1,876,989	2,285,246	1,495,635
Less: Current portion	—	(1,015)	(1,026)
	$1,876,989	$2,284,231	$1,494,609

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
The 2018 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2018 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2018 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of January 31, 2019.
We had an outstanding balance of $385.0 million under the 2018 CLOC as of January 31, 2019, and may borrow up to the full capacity of $2.0 billion.
In October 2018, we exercised a purchase option to acquire an office building previously recorded as a capital lease.
The estimated fair value of our long-term debt as of January 31, 2019 and 2018 and April 30, 2018 totaled $1.9 billion, $2.4 billion and $1.5 billion, respectively.

12	Q3 FY2019 Form 10-Q | H&R Block, Inc.

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
On December 22, 2017, the U.S. government enacted the legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Legislation), which made broad and complex changes to the U.S. tax code that impacted our financial statements, the most significant being a reduction in the U.S. federal corporate income tax rate from 35% to 21% and the imposition of a one-time transition tax on certain earnings of foreign subsidiaries. In addition, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 118 (SAB 118), which provided guidance on accounting for the tax effects of the Tax Legislation. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Legislation’s enactment date for companies to complete their analysis and apply the provisions of the Tax Legislation to their financial statements. As of the third quarter of fiscal 2019, we have completed our accounting for all aspects of the Tax Legislation and our financial statements reflect the final effects of the Tax Legislation in computing our deferred taxes, the one-time transition tax, the tax on global intangible low taxed income (GILTI), unrecognized tax benefits, and the indirect impacts of the Tax Legislation on state and local taxes. The adjustments during the quarter were immaterial to the provisional amounts previously recorded. We have elected to account for GILTI as a period cost at the time it is incurred.
Consistent with prior years, our pretax loss for the nine months ended January 31, 2019 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is at least more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the nine months ended January 31, 2019 reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations adjusted for the tax impact of items discrete to the quarter.
Our effective tax rate from continuing operations, including the effects of discrete income tax items, was 25.4% and 7.7% for the nine months ended January 31, 2019 and 2018, respectively. Rate reconciliations between the statutory U.S. federal corporate income rates and the effective tax rates for continuing operations are below:

Nine months ended January 31,	2019	2018
U.S. statutory tax rate	21.0%	21.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	2.1%	2.2%
Earnings taxed in foreign jurisdictions	(3.2)%	(2.3)%
Permanent differences	0.3%	0.3%
Uncertain tax positions	4.3%	6.0%
Remeasurement of deferred tax assets and liabilities	(0.1)%	2.4%
Tax benefit due to effective date of statutory rate change	—	(16.4)%
One-time transition tax	—	(2.4)%
Other	1.0%	(3.1)%
Effective tax rate	25.4%	7.7%

The increase in the effective tax rate compared to the prior year is due to the impact of lowering the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, had in fiscal year 2018. The impact of the rate decrease was exaggerated in fiscal year 2018 due to the seasonality of our business and our differing year ends for corporate income tax filing and financial reporting purposes, which is included as “tax benefit due to effective date of statutory rate change” in the table above. Our tax returns for the U.S. are filed on a calendar year-end basis. Therefore, pretax losses for the eight months ended December 31, 2017 resulted in income tax benefits based on the statutory rate of 35%, while the pretax income we generated in the four months ending April 30, 2018 was taxed at the statutory rate of 21%.
We had gross unrecognized tax benefits of $178.1 million, $163.1 million and $186.1 million as of January 31, 2019 and 2018 and April 30, 2018, respectively. The gross unrecognized tax benefits decreased $8.0 million and increased $13.1 million during the nine months ended January 31, 2019 and 2018, respectively. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $46.7 million within the next twelve months.

H&R Block, Inc. | Q3 FY2019 Form 10-Q	13

The anticipated decrease is due to the expiration of statutes of limitations, anticipated closure of various tax matters currently under examination, and settlements with tax authorities. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
The increase in noncurrent deferred tax assets and income taxes receivable of $107.3 million from April 30, 2018 is primarily due to the adoption of ASU 2016-16. See note 1 for additional information.
NOTE 8: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2019	2018	2019	2018
Interest income	2,258	699	$11,260	$3,454
Foreign currency gains (losses), net	33	21	(94)	35
Other, net	(22)	308	109	(230)
	$2,269	$1,028	$11,275	$3,259

NOTE 9: COMMITMENTS AND CONTINGENCIES
Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $7.0 million, $3.3 million and $9.4 million as of January 31, 2019 and 2018 and April 30, 2018, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Our liability related to acquisitions for estimated contingent consideration was $11.3 million, $11.9 million and $12.1 million as of January 31, 2019 and 2018 and April 30, 2018, respectively, with amounts recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $30.8 million at January 31, 2019, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $9.3 million.
Emerald AdvanceTM lines of credit (EAs) are originated by Axos. We purchase a 90% participation interest, at par, in all EAs originated by Axos in accordance with our participation agreement. At January 31, 2019, the principal balance of purchased participation interests for the current year totaled $360.6 million.
On July 26, 2018, we entered into a Refund Advance Program Agreement and certain ancillary agreements with Axos, pursuant to which they originate and fund Refund Advance loans, and provide technology, software, and underwriting support services related to such loans during the 2019 tax season. Refund Advance loans are offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by the loan originator. We pay loan origination fees based on volume and customer type. The loan origination fees are intended to cover expected loan losses and payments to capital providers, among other items. We have provided two limited guarantees related to this agreement. We have provided a limited guarantee up to $7.5 million related to loans to clients prior to the IRS accepting electronic filing. At January 31, 2019 we accrued an estimated liability of $1.4 million related to this guarantee, compared to $1.6 million at January 31, 2018. We paid $1.5 million related to this guarantee for the fiscal year 2018 tax season. Additionally, we provided a limited guarantee for the remaining loans, up to $57 million in the aggregate, which would cover certain incremental loan losses. We were not required to make a payment in connection with this guarantee for the fiscal year 2018 tax season, and we do not expect that a material amount will be paid for this guarantee under anticipated loss scenarios related to the fiscal year 2019 tax season.
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

14	Q3 FY2019 Form 10-Q | H&R Block, Inc.

together with any settlement arrangements related to these losses are collectively referred to as "representation and warranty claims."
SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. SCC’s loss estimate is based on the best information currently available, management judgment, developments in relevant case law, and the terms of bulk settlements. In periods when a liability is accrued for such loss contingencies, the liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. SCC had no liability accrued for these losses as of January 31, 2019 and 2018 or April 30, 2018.
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of January 31, 2019. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of January 31, 2019 and 2018 and April 30, 2018, our total accrued liabilities were $3.1 million, $2.5 million and $2.7 million, respectively.
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

H&R Block, Inc. | Q3 FY2019 Form 10-Q	15

matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of January 31, 2019, we believe the aggregate range of reasonably possible losses in excess of amounts accrued is not material.
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

16	Q3 FY2019 Form 10-Q | H&R Block, Inc.

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
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. SCC has received notices of claims for indemnification relating to lawsuits to which underwriters or depositors are party. Based on information currently available to SCC, it believes that the 21 lawsuits in which notice of a claim has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $3.1 billion). Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification or contribution from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the

H&R Block, Inc. | Q3 FY2019 Form 10-Q	17

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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of January 31, 2019, total approximately $293 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

18	Q3 FY2019 Form 10-Q | H&R Block, Inc.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended January 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$53,461	$433,144	$(18,221)	$468,384
Cost of revenues	—	34,533	396,672	(10,179)	421,026
Selling, general and administrative	—	10,347	183,153	(8,042)	185,458
Total operating expenses	—	44,880	579,825	(18,221)	606,484
Other income (expense), net	(134,984)	8,903	348	128,002	2,269
Interest expense on external borrowings	—	(22,833)	—	—	(22,833)
Loss from continuing operations before income taxes (benefit)	(134,984)	(5,349)	(146,333)	128,002	(158,664)
Income taxes (benefit)	(8,530)	75	(30,430)	—	(38,885)
Net loss from continuing operations	(126,454)	(5,424)	(115,903)	128,002	(119,779)
Net loss from discontinued operations	—	(6,675)	—	—	(6,675)
Net loss	(126,454)	(12,099)	(115,903)	128,002	(126,454)
Other comprehensive income	1,238	—	1,238	(1,238)	1,238
Comprehensive loss	$(125,216)	$(12,099)	$(114,665)	$126,764	$(125,216)

					(in 000s)
Three months ended January 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$55,795	$449,608	$(16,977)	$488,426
Cost of revenues	—	33,805	391,772	(8,976)	416,601
Selling, general and administrative	—	10,823	166,276	(8,001)	169,098
Total operating expenses	—	44,628	558,048	(16,977)	585,699
Other income (expense), net	(250,732)	7,819	(20,071)	264,012	1,028
Interest expense on external borrowings	—	(24,491)	(69)	—	(24,560)
Loss from continuing operations before income taxes (benefit)	(250,732)	(5,505)	(128,580)	264,012	(120,805)
Income taxes (benefit)	(5,087)	15,600	111,607	—	122,120
Net loss from continuing operations	(245,645)	(21,105)	(240,187)	264,012	(242,925)
Net loss from discontinued operations	—	(2,720)	—	—	(2,720)
Net loss	(245,645)	(23,825)	(240,187)	264,012	(245,645)
Other comprehensive income	4,848	—	4,848	(4,848)	4,848
Comprehensive loss	$(240,797)	$(23,825)	$(235,339)	$259,164	$(240,797)

H&R Block, Inc. | Q3 FY2019 Form 10-Q	19

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Nine months ended January 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$81,751	$706,775	$(26,088)	$762,438
Cost of revenues	—	46,580	859,759	(12,938)	893,401
Selling, general and administrative	1,476	16,444	399,747	(13,150)	404,517
Total operating expenses	1,476	63,024	1,259,506	(26,088)	1,297,918
Other income (expense), net	(465,085)	27,748	6,498	442,114	11,275
Interest expense on external borrowings	—	(65,082)	(132)	—	(65,214)
Loss from continuing operations before income tax benefit	(466,561)	(18,607)	(546,365)	442,114	(589,419)
Income tax benefit	(11,161)	(5,942)	(132,803)	—	(149,906)
Net loss from continuing operations	(455,400)	(12,665)	(413,562)	442,114	(439,513)
Net loss from discontinued operations	—	(15,887)	—	—	(15,887)
Net loss	(455,400)	(28,552)	(413,562)	442,114	(455,400)
Other comprehensive loss	(3,339)	—	(3,339)	3,339	(3,339)
Comprehensive loss	$(458,739)	$(28,552)	$(416,901)	$445,453	$(458,739)

					(in 000s)
Nine months ended January 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$85,056	$704,762	$(22,736)	$767,082
Cost of revenues	—	46,769	846,685	(9,119)	884,335
Selling, general and administrative	—	17,614	377,196	(13,617)	381,193
Total operating expenses	—	64,383	1,223,881	(22,736)	1,265,528
Other income (expense), net	(538,995)	20,884	(33,710)	555,080	3,259
Interest expense on external borrowings	—	(66,873)	(229)	—	(67,102)
Loss from continuing operations before income taxes (benefit)	(538,995)	(25,316)	(553,058)	555,080	(562,289)
Income taxes (benefit)	(9,217)	9,987	(44,004)	—	(43,234)
Net loss from continuing operations	(529,778)	(35,303)	(509,054)	555,080	(519,055)
Net loss from discontinued operations	—	(10,721)	(2)	—	(10,723)
Net loss	(529,778)	(46,024)	(509,056)	555,080	(529,778)
Other comprehensive income	5,925	—	5,925	(5,925)	5,925
Comprehensive loss	$(523,853)	$(46,024)	$(503,131)	$549,155	$(523,853)

20	Q3 FY2019 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of January 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,722	$198,504	$—	$203,226
Cash & cash equivalents - restricted	—	—	101,903	—	101,903
Receivables, net	—	392,257	365,960	—	758,217
Income taxes receivable	2,811	—	33,675	—	36,486
Prepaid expenses and other current assets	—	2,637	132,183	—	134,820
Total current assets	2,811	399,616	832,225	—	1,234,652
Property and equipment, net	—	466	220,039	—	220,505
Intangible assets, net	—	—	356,952	—	356,952
Goodwill	—	—	520,005	—	520,005
Deferred tax assets and income taxes receivable	1,794	17,941	121,631	—	141,366
Investments in subsidiaries	2,485,857	—	102,763	(2,588,620)	—
Amounts due from affiliates	—	1,559,416	2,679,945	(4,239,361)	—
Other noncurrent assets	—	57,230	38,096	—	95,326
Total assets	$2,490,462	$2,034,669	$4,871,656	$(6,827,981)	$2,568,806

Accounts payable and accrued expenses	$14,823	$18,475	$168,803	$—	$202,101
Accrued salaries, wages and payroll taxes	—	1,333	139,569	—	140,902
Accrued income taxes and reserves for uncertain tax positions	—	1,060	47,949	—	49,009
Deferred revenue and other current liabilities	—	28,441	167,193	—	195,634
Total current liabilities	14,823	49,309	523,514	—	587,646
Long-term debt and line of credit borrowings	—	1,876,989	—	—	1,876,989
Deferred tax liabilities and reserves for uncertain tax positions	9,285	3,989	200,943	—	214,217
Deferred revenue and other noncurrent liabilities	—	1,619	101,926	—	103,545
Amounts due to affiliates	2,679,945	—	1,559,416	(4,239,361)	—
Total liabilities	2,704,053	1,931,906	2,385,799	(4,239,361)	2,782,397
Stockholders' equity (deficiency)	(213,591)	102,763	2,485,857	(2,588,620)	(213,591)
Total liabilities and stockholders' equity	$2,490,462	$2,034,669	$4,871,656	$(6,827,981)	$2,568,806

H&R Block, Inc. | Q3 FY2019 Form 10-Q	21

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of January 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,475	$182,891	$—	$187,366
Cash & cash equivalents - restricted	—	—	83,033	—	83,033
Receivables, net	—	396,046	395,572	—	791,618
Income taxes receivable	3,250	—	69,525	—	72,775
Prepaid expenses and other current assets	—	2,908	146,441	—	149,349
Total current assets	3,250	403,429	877,462	—	1,284,141
Property and equipment, net	—	814	249,097	—	249,911
Intangible assets, net	—	—	390,993	—	390,993
Goodwill	—	—	504,789	—	504,789
Deferred tax assets and income taxes receivable	—	20,427	4,878	—	25,305
Investments in subsidiaries	1,655,160	—	67,690	(1,722,850)	—
Amounts due from affiliates	—	1,910,351	2,335,670	(4,246,021)	—
Other noncurrent assets	—	66,497	39,664	—	106,161
Total assets	$1,658,410	$2,401,518	$4,470,243	$(5,968,871)	$2,561,300

Accounts payable and accrued expenses	$2,516	$15,514	$145,623	$—	$163,653
Accrued salaries, wages and payroll taxes	—	954	134,672	—	135,626
Accrued income taxes and reserves for uncertain tax positions	—	—	164,246	—	164,246
Current portion of long-term debt	—	—	1,015	—	1,015
Deferred revenue and other current liabilities	—	29,052	172,936	—	201,988
Total current liabilities	2,516	45,520	618,492	—	666,528
Long-term debt and line of credit borrowings	—	2,279,368	4,863	—	2,284,231
Deferred tax liabilities and reserves for uncertain tax positions	18,293	8,037	175,054	—	201,384
Deferred revenue and other noncurrent liabilities	—	903	106,323	—	107,226
Amounts due to affiliates	2,335,670	—	1,910,351	(4,246,021)	—
Total liabilities	2,356,479	2,333,828	2,815,083	(4,246,021)	3,259,369
Stockholders' equity (deficiency)	(698,069)	67,690	1,655,160	(1,722,850)	(698,069)
Total liabilities and stockholders' equity	$1,658,410	$2,401,518	$4,470,243	$(5,968,871)	$2,561,300

22	Q3 FY2019 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,346	$1,540,598	$—	$1,544,944
Cash & cash equivalents - restricted	—	—	118,734	—	118,734
Receivables, net	—	51,562	95,212	—	146,774
Income taxes receivable	2,801	—	12,310	(2,801)	12,310
Prepaid expenses and other current assets	—	1,954	66,997	—	68,951
Total current assets	2,801	57,862	1,833,851	(2,801)	1,891,713
Property and equipment, net	—	467	231,421	—	231,888
Intangible assets, net	—	—	373,981	—	373,981
Goodwill	—	—	507,871	—	507,871
Deferred tax assets and income taxes receivable	1,400	17,798	14,897	—	34,095
Investments in subsidiaries	2,801,808	—	131,315	(2,933,123)	—
Amounts due from affiliates	—	1,541,954	2,400,938	(3,942,892)	—
Other noncurrent assets	—	50,073	51,328	—	101,401
Total assets	$2,806,009	$1,668,154	$5,545,602	$(6,878,816)	$3,140,949

Accounts payable and accrued expenses	$2,074	$16,628	$233,273	$—	$251,975
Accrued salaries, wages and payroll taxes	—	1,161	140,338	—	141,499
Accrued income taxes and reserves for uncertain tax positions	—	1,060	264,791	(2,801)	263,050
Current portion of long-term debt	—	—	1,026	—	1,026
Deferred revenue and other current liabilities	—	22,172	163,929	—	186,101
Total current liabilities	2,074	41,021	803,357	(2,801)	843,651
Long-term debt	—	1,490,007	4,602	—	1,494,609
Deferred tax liabilities and reserves for uncertain tax positions	9,286	4,963	215,181	—	229,430
Deferred revenue and other noncurrent liabilities	—	848	178,700	—	179,548
Amounts due to affiliates	2,400,938	—	1,541,954	(3,942,892)	—
Total liabilities	2,412,298	1,536,839	2,743,794	(3,945,693)	2,747,238
Stockholders' equity	393,711	131,315	2,801,808	(2,933,123)	393,711
Total liabilities and stockholders' equity	$2,806,009	$1,668,154	$5,545,602	$(6,878,816)	$3,140,949

H&R Block, Inc. | Q3 FY2019 Form 10-Q	23

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Nine months ended January 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(359,101)	$(988,355)	$—	$(1,347,456)
Cash flows from investing:
Capital expenditures	—	(166)	(79,816)	—	(79,982)
Payments made for business acquisitions, net of cash acquired	—	—	(42,428)	—	(42,428)
Franchise loans funded	—	(16,198)	(677)	—	(16,875)
Payments received on franchise loans	—	14,834	315	—	15,149
Intercompany borrowings (payments)	—	(18,579)	(254,491)	273,070	—
Other, net	—	(4,746)	9,623	—	4,877
Net cash used in investing activities	—	(24,855)	(367,474)	273,070	(119,259)
Cash flows from financing:
Repayments of line of credit borrowings	—	(230,000)	—	—	(230,000)
Proceeds from line of credit borrowings	—	615,000	—	—	615,000
Dividends paid	(154,866)	—	—	—	(154,866)
Repurchase of common stock, including shares surrendered	(102,152)	—	—	—	(102,152)
Proceeds from exercise of stock options	2,527	—	—	—	2,527
Intercompany borrowings (payments)	254,491	—	18,579	(273,070)	—
Other, net	—	(668)	(19,458)	—	(20,126)
Net cash provided by (used in) financing activities	—	384,332	(879)	(273,070)	110,383
Effects of exchange rates on cash	—	—	(2,217)	—	(2,217)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	376	(1,358,925)	—	(1,358,549)
Cash, cash equivalents and restricted cash, beginning of period	—	4,346	1,659,332	—	1,663,678
Cash, cash equivalents and restricted cash, end of period	$—	$4,722	$300,407	$—	$305,129

24	Q3 FY2019 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Nine months ended January 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(353,081)	$(1,004,620)	$—	$(1,357,701)
Cash flows from investing:
Capital expenditures	—	(794)	(77,071)	—	(77,865)
Payments made for business acquisitions, net of cash acquired	—	—	(39,397)	—	(39,397)
Franchise loans funded	—	(20,080)	(146)	—	(20,226)
Payments received on franchise loans	—	13,058	333	—	13,391
Intercompany borrowings (payments)	—	(427,473)	(129,736)	557,209	—
Other, net	—	(9,039)	10,563	—	1,524
Net cash used in investing activities	—	(444,328)	(235,454)	557,209	(122,573)
Cash flows from financing:
Repayments of line of credit borrowings	—	(40,000)	—	—	(40,000)
Proceeds from line of credit borrowings	—	830,000	—	—	830,000
Dividends paid	(150,258)	—	—	—	(150,258)
Repurchase of common stock, including shares surrendered	(7,746)	—	—	—	(7,746)
Proceeds from exercise of stock options	28,268	—	—	—	28,268
Intercompany borrowings (payments)	129,736	—	427,473	(557,209)	—
Other, net	—	(662)	(28,260)	—	(28,922)
Net cash provided by financing activities	—	789,338	399,213	(557,209)	631,342
Effects of exchange rates on cash	—	—	1,792	—	1,792
Net decrease in cash, cash equivalents and restricted cash	—	(8,071)	(839,069)	—	(847,140)
Cash, cash equivalents and restricted cash, beginning of period	—	12,546	1,104,993	—	1,117,539
Cash, cash equivalents and restricted cash, end of period	$—	$4,475	$265,924	$—	$270,399

H&R Block, Inc. | Q3 FY2019 Form 10-Q	25

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RECENT DEVELOPMENTS
In our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, we disclosed our intent to review our overall pricing structure which was expected to negatively impact revenues in fiscal year 2019. As a result of this review, on October 29, 2018, we announced that, beginning January 2019, we would offer upfront, transparent pricing for all tax preparation methods, and lower prices for millions of our assisted tax preparation clients, which will result in a revenue decline in fiscal year 2019. Although our net average charge for the quarter ended January 31, 2019 has increased over the prior year period, we continue to expect an overall decline in net average charge by the end of the fiscal year.
RESULTS OF OPERATIONS

Operating Statistics (U.S. only)
Nine months ended January 31,	2019	2018	Change	% Change
Tax returns prepared: (in 000s) (1)
Company-owned operations	1,310	1,424	(114)	(8.0)%
Franchise operations	657	736	(79)	(10.7)%
Total assisted	1,967	2,160	(193)	(8.9)%

Desktop	128	151	(23)	(15.2)%
Online	1,164	1,126	38	3.4%
Total H&R Block DIY	1,292	1,277	15	1.2%

IRS Free File	101	94	7	7.4%
Total H&R Block Returns	3,360	3,531	(171)	(4.8)%

Net Average Charge: (2)
Company-owned Operations	$252.60	$235.57	$17.03	7.2%
Franchise Operations (3)	244.08	226.07	18.01	8.0%
DIY	29.15	30.39	(1.24)	(4.1)%

As of January 31,	2019	2018	Change	% Change
Tax offices:
Company-owned offices	6,356	6,690	(334)	(5.0)%
Franchise offices	3,148	3,291	(143)	(4.3)%
Total U.S. offices	9,504	9,981	(477)	(4.8)%

(1)
An assisted tax return is defined as a current or prior year individual tax return that has been accepted and paid for by the client.  Also included are business returns, which account for less than 1% of assisted tax returns. A DIY return is defined as a return that has been electronically filed and accepted by the IRS.  Also included are online returns paid and printed.

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

26	Q3 FY2019 Form 10-Q | H&R Block, Inc.

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

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended January 31,	2019	2018	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$256,813	$267,328	$(10,515)	(3.9)%
U.S. royalties	42,265	45,420	(3,155)	(6.9)%
U.S. DIY tax preparation	31,885	31,322	563	1.8%
International revenues	12,304	12,308	(4)	—%
Revenues from Refund Transfers	47,482	50,770	(3,288)	(6.5)%
Revenues from Emerald Card®	14,980	16,125	(1,145)	(7.1)%
Revenues from Peace of Mind® Extended Service Plan	16,596	19,967	(3,371)	(16.9)%
Revenues from Tax Identity Shield®	7,655	6,818	837	12.3%
Interest and fee income on Emerald AdvanceTM	30,924	31,075	(151)	(0.5)%
Other	7,480	7,293	187	2.6%
Total revenues	468,384	488,426	(20,042)	(4.1)%

Compensation and benefits:
Field wages	153,764	156,027	(2,263)	(1.5)%
Other wages	54,243	50,717	3,526	7.0%
Benefits and other compensation	42,778	42,156	622	1.5%
	250,785	248,900	1,885	0.8%
Occupancy (1)	94,407	97,557	(3,150)	(3.2)%
Marketing and advertising	72,876	64,209	8,667	13.5%
Depreciation and amortization	44,088	48,488	(4,400)	(9.1)%
Bad debt	33,861	29,191	4,670	16.0%
Supplies	9,950	4,950	5,000	101.0%
Other (1)	100,517	92,404	8,113	8.8%
Total operating expenses	606,484	585,699	20,785	3.5%
Other income (expense), net	2,269	1,028	1,241	120.7%
Interest expense on borrowings	(22,833)	(24,560)	1,727	7.0%
Pretax loss	(158,664)	(120,805)	(37,859)	(31.3)%
Income taxes (benefit)	(38,885)	122,120	161,005	**
Net loss from continuing operations	(119,779)	(242,925)	123,146	50.7%
Net loss from discontinued operations	(6,675)	(2,720)	(3,955)	(145.4)%
Net loss	$(126,454)	$(245,645)	$119,191	48.5%

Basic and diluted loss per share:
Continuing operations	$(0.58)	$(1.16)	$0.58	50.0%
Discontinued operations	(0.04)	(0.02)	(0.02)	(100.0)%
Consolidated	$(0.62)	$(1.18)	$0.56	47.5%

EBITDA from continuing operations (2)	$(91,743)	$(47,757)	$(43,986)	(92.1)%

(1)
We reclassified $10.2 million of software and information technology (IT) maintenance expense from occupancy to other expenses for the three months ended January 31, 2018 to conform to the current period presentation.

(2)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | Q3 FY2019 Form 10-Q	27

Three months ended January 31, 2019 compared to January 31, 2018
Revenues decreased $20.0 million, or 4.1%, from the prior year period primarily due to a delay in overall industry filings.
U.S. assisted tax preparation fees decreased $10.5 million, or 3.9%, primarily due to lower tax return volume slightly offset by a higher net average charge for assisted tax preparation returns primarily due to the discontinuation of our Free Federal 1040EZ promotion.
U.S. royalties decreased $3.2 million, or 6.9%, primarily due to lower franchise tax return volume somewhat offset by a higher net average charge.
Revenues from RTs decreased $3.3 million, or 6.5%, primarily due to lower tax return volume.
Revenues from POM decreased $3.4 million, or 16.9%, due to a change in the claims pattern used to recognize revenue.
Total operating expenses increased $20.8 million, or 3.5%, from the prior year. Marketing and advertising increased $8.7 million, or 13.5%, due to higher online, direct mail and television expenses. Bad debt increased $4.7 million, or 16.0%, primarily due to lower estimated bad debt rates on H&R Block Instant RefundTM receivables in the prior year.
Other expenses increased $8.1 million, or 8.8%. The components of other expenses are as follows:

Three months ended January 31,	2019	2018	$ Change	% Change
Consulting and outsourced services	$24,812	$23,515	$1,297	5.5%
Bank partner fees	23,461	24,239	(778)	(3.2)%
Client claims and refunds	6,063	7,282	(1,219)	(16.7)%
Employee travel and related expenses	9,309	12,849	(3,540)	(27.6)%
Software and IT maintenance expenses	14,255	10,174	4,081	40.1%
Credit card/bank charges	3,274	3,682	(408)	(11.1)%
Insurance	4,680	(348)	5,028	**
Legal fees and settlements	4,842	703	4,139	**
Other	9,821	10,308	(487)	(4.7)%
	$100,517	$92,404	$8,113	8.8%

Insurance expenses increased $5.0 million due to higher estimated property insurance reserves.
We recorded an income tax benefit in the current year of $38.9 million compared to income tax expense in the prior year of $122.1 million for the three months ended January 31. The change compared to the prior year is primarily due to the impacts of the Tax Legislation. See Item 1, note 7 to the consolidated financial statements for additional discussion.
Our business is highly seasonal and results for the quarter ended January 31 may not be indicative of results for the entire fiscal year.

28	Q3 FY2019 Form 10-Q | H&R Block, Inc.

Consolidated – Financial Results		(in 000s, except per share amounts)
Nine months ended January 31,	2019	2018	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$329,569	$333,956	$(4,387)	(1.3)%
U.S. royalties	57,898	59,395	(1,497)	(2.5)%
U.S. DIY tax preparation	37,660	38,811	(1,151)	(3.0)%
International revenues	96,980	100,659	(3,679)	(3.7)%
Revenues from Refund Transfers	49,466	54,721	(5,255)	(9.6)%
Revenues from Emerald Card®	38,704	40,292	(1,588)	(3.9)%
Revenues from Peace of Mind® Extended Service Plan	77,491	76,495	996	1.3%
Revenues from Tax Identity Shield®	17,639	7,329	10,310	140.7%
Interest and fee income on Emerald AdvanceTM	31,768	32,333	(565)	(1.7)%
Other	25,263	23,091	2,172	9.4%
Total revenues	762,438	767,082	(4,644)	(0.6)%

Compensation and benefits:
Field wages	262,792	261,866	926	0.4%
Other wages	152,111	140,637	11,474	8.2%
Benefits and other compensation	89,887	86,384	3,503	4.1%
	504,790	488,887	15,903	3.3%
Occupancy (1)	290,013	282,755	7,258	2.6%
Marketing and advertising	88,356	82,875	5,481	6.6%
Depreciation and amortization	126,013	136,878	(10,865)	(7.9)%
Bad debt	33,191	33,429	(238)	(0.7)%
Supplies	15,343	12,052	3,291	27.3%
Other (1)	240,212	228,652	11,560	5.1%
Total operating expenses	1,297,918	1,265,528	32,390	2.6%
Other income (expense), net	11,275	3,259	8,016	246.0%
Interest expense on borrowings	(65,214)	(67,102)	1,888	2.8%
Pretax loss	(589,419)	(562,289)	(27,130)	(4.8)%
Income tax benefit	(149,906)	(43,234)	106,672	246.7%
Net loss from continuing operations	(439,513)	(519,055)	79,542	15.3%
Net loss from discontinued operations	(15,887)	(10,723)	(5,164)	(48.2)%
Net loss	$(455,400)	$(529,778)	$74,378	14.0%

Basic and diluted loss per share:
Continuing operations	$(2.13)	$(2.49)	$0.36	14.5%
Discontinued operations	(0.08)	(0.05)	(0.03)	(60.0)%
Consolidated	$(2.21)	$(2.54)	$0.33	13.0%

EBITDA from continuing operations (2)	$(398,192)	$(358,309)	$(39,883)	(11.1)%

(1)
We reclassified $28.6 million of software and information technology (IT) maintenance expense from occupancy to other expenses for the nine months ended January 31, 2018 to conform to the current period presentation.

(2)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Nine months ended January 31, 2019 compared to January 31, 2018
Revenues decreased $4.6 million, or 0.6%, from the prior year period primarily due to a delay in overall industry filings.
U.S. assisted tax preparation fees decreased $4.4 million, or 1.3%, primarily due to an 8.0% decline in tax return volume slightly offset by a 7.2% increase in net average charge primarily due to the discontinuation of our Free Federal 1040EZ promotion.

H&R Block, Inc. | Q3 FY2019 Form 10-Q	29

International revenues decreased $3.7 million, or 3.7%, primarily due to unfavorable exchange rates in our Australian operations and the extended tax season during the prior year in our Canadian operations.
Revenues from RTs decreased $5.3 million, or 9.6%, primarily due to lower tax return volume.
Revenues from TIS increased $10.3 million, or 140.7% primarily due to product features that impacted revenue recognition timing.
Total operating expenses increased $32.4 million, or 2.6%, from the prior year period. Other wages increased $11.5 million, or 8.2%, due to higher information technology wages. Occupancy costs increased $7.3 million, or 2.6%, primarily due to lease buyout payments on previously-announced office closures related to the consolidation of field offices and higher rental rates. Marketing and advertising increased $5.5 million, or 6.6%, due to higher online advertising. Depreciation and amortization decreased $10.9 million, or 7.9%, primarily due to lower depreciation on equipment and amortization of internally developed software.
Other expenses increased $11.6 million, or 5.1%. The components of other expenses are as follows:

Nine months ended January 31,	2019	2018	$ Change	% Change
Consulting and outsourced services	$63,444	$61,607	$1,837	3.0%
Bank partner fees	26,294	27,235	(941)	(3.5)%
Client claims and refunds	28,783	33,647	(4,864)	(14.5)%
Employee travel and related expenses	29,515	29,284	231	0.8%
Software and IT maintenance expenses	44,932	28,580	16,352	57.2%
Credit card/bank charges	8,420	10,904	(2,484)	(22.8)%
Insurance	10,979	6,765	4,214	62.3%
Legal fees and settlements	8,331	8,600	(269)	(3.1)%
Other	19,514	22,030	(2,516)	(11.4)%
	$240,212	$228,652	$11,560	5.1%

The increase in software and IT maintenance expenses of $16.4 million, or 57.2%, is due to increased investments in information technology.
We recorded an income tax benefit in the current year of $149.9 million compared to $43.2 million in the prior year for the nine months ended January 31. The change compared to the prior year is primarily due to the impacts of the Tax Legislation. See Item 1, note 7 to the consolidated financial statements for additional discussion.
Total U.S. return volume decreased 1.2% through February 28, 2019 compared to the prior year period, as an increase in DIY returns of 6.4% was offset by a 6.5% decrease in assisted returns. Our business is highly seasonal and results for the nine months ended January 31, as well as results for the period ended February 28, may not be indicative of results for the entire fiscal year.
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

30	Q3 FY2019 Form 10-Q | H&R Block, Inc.

Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of January 31, 2019 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the nine months ended January 31, 2019 and 2018. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Nine months ended January 31,	2019	2018
Net cash provided by (used in):
Operating activities	$(1,347,456)	$(1,357,701)
Investing activities	(119,259)	(122,573)
Financing activities	110,383	631,342
Effects of exchange rates on cash	(2,217)	1,792
Net change in cash, cash equivalents and restricted cash	$(1,358,549)	$(847,140)

Operating Activities. Cash used in operations decreased, primarily due to changes in tax balances resulting from the Tax Legislation.
Investing Activities. Cash used in investing activities totaled $119.3 million for the nine months ended January 31, 2019 compared to $122.6 million in the prior year period. This change resulted primarily from lower franchise loans funded compared to the prior year period.
Financing Activities. Cash provided by financing activities totaled $110.4 million for the nine months ended January 31, 2019 compared to $631.3 million in the prior year period. This change resulted primarily from lower borrowings under the 2018 CLOC and share repurchases completed in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $154.9 million and $150.3 million for the nine months ended January 31, 2019 and 2018, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. As a part of the repurchase program, in the current year, we purchased $109.4 million of our common stock at an average price of $23.29 per share. See Item 1, note 3 to the consolidated financial statements for additional information. Although we may continue to repurchase shares, there is no assurance that we will purchase up the full Board authorization.
Capital Investment. Capital expenditures totaled $80.0 million and $77.9 million for the nine months ended January 31, 2019 and 2018, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire franchisee and competitor businesses totaling $42.4 million and $39.4 million for the nine months ended January 31, 2019 and 2018, respectively.
FINANCING RESOURCES – We had an outstanding balance of $385.0 million as of January 31, 2019 on our 2018 CLOC, and we may borrow up to the full capacity of $2.0 billion. See Item 1, note 6 to the consolidated financial statements.

H&R Block, Inc. | Q3 FY2019 Form 10-Q	31

The following table provides ratings for debt issued by Block Financial as of January 31, 2019 and April 30, 2018:

As of	January 31, 2019			April 30, 2018
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Negative	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable
Other than as described above, there have been no material changes in our borrowings from those reported as of April 30, 2018 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of January 31, 2019, we held cash and cash equivalents, excluding restricted amounts, of $203.2 million, including $86.5 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of January 31, 2019.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $2.2 million during the nine months ended January 31, 2019 compared to an increase of $1.8 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – EAs are originated by Axos. We purchase a 90% participation interest, at par, in all EAs originated by Axos in accordance with our participation agreement. At January 31, 2019, the principal balance of purchased participation interests totaled $360.6 million.
As discussed further in Item 1, note 9 to the consolidated financial statements, we have provided limited guarantees under our Refund Advance Program Agreement of up to $7.5 million related to loans to clients prior to the IRS accepting electronic filing, with additional limited guarantees for the remaining loans, up to $57 million in the aggregate, which would cover certain incremental loan losses.
In October 2018, we exercised a purchase option to acquire an office building previously recorded as a capital lease.
Other than as described above, there have been no other material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2018 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT
On November 17, 2017, the Consumer Financial Protection Bureau (CFPB) published its final rule changing the regulation of certain consumer credit products, including payday loans, vehicle title loans, and high-cost installment loans (Payday Rule). Certain limited provisions of the Payday Rule became effective on January 16, 2018, but most provisions do not become effective until August 19, 2019. On November 6, 2018, a judge from the U.S. District Court for the Western District of Texas issued a stay of the August 19, 2019 compliance date until further notice from the Court. On February 6, 2019, the CFPB issued a notice of proposed rulemaking to delay the August 19, 2019 compliance date for the mandatory underwriting provisions of the Payday Rule for 15 months, until November 19, 2020. Also on February 6, 2019, the CFPB issued a separate notice of proposed rulemaking to rescind the Payday Rule’s mandatory underwriting requirements, including the ability to repay determination, for certain loans.
Given these judicial and regulatory developments, we are unsure whether, when, or in what form the Payday Rule may go into effect. The outcomes of the rulemaking process and litigation are unclear. Depending on how the Payday Rule is revised during the pending rulemaking process, the Payday Rule may have a material adverse impact on the Emerald AdvanceTM product, our business, and our consolidated financial position, results of operations, and cash flows. We will continue to analyze the potential impact on the Company as the court case and the CFPB’s pending rulemaking process progress.
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

32	Q3 FY2019 Form 10-Q | H&R Block, Inc.

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
The following is a reconciliation of EBITDA from continuing operations to net loss:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2019	2018	2019	2018
Net loss - as reported	$(126,454)	$(245,645)	$(455,400)	$(529,778)
Discontinued operations, net	6,675	2,720	15,887	10,723
Net loss from continuing operations - as reported	(119,779)	(242,925)	(439,513)	(519,055)
Add back:
Income taxes of continuing operations	(38,885)	122,120	(149,906)	(43,234)
Interest expense of continuing operations	22,833	24,560	65,214	67,102
Depreciation and amortization of continuing operations	44,088	48,488	126,013	136,878
	28,036	195,168	41,321	160,746
EBITDA from continuing operations	$(91,743)	$(47,757)	$(398,192)	$(358,309)

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
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause such differences include, but are not limited to, a variety of economic, competitive, operational and regulatory factors, many of which are beyond the Company's control. In addition, factors that may cause the Company’s actual effective tax rate to differ from estimates include the Company’s actual results from operations compared to current estimates, future discrete items, changes in interpretations and assumptions the Company has made, and future actions of the Company. Investors should understand that it is not possible to predict or identify all such factors and, consequently, should not consider any such list to be a complete set of all potential risks or uncertainties.

H&R Block, Inc. | Q3 FY2019 Form 10-Q	33

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2019 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1 - November 30	—	$—	—	$1,086,148
December 1 - December 31	—	$—	—	$1,086,148
January 1 - January 31	527	$23.42	525	$1,073,854
	527	$23.42	525

(1)
We purchased approximately 2 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units.

(2)	In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

34	Q3 FY2019 Form 10-Q | H&R Block, Inc.

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

H&R Block, Inc. | Q3 FY2019 Form 10-Q	35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
March 8, 2019

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
March 8, 2019

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
March 8, 2019

36	Q3 FY2019 Form 10-Q | H&R Block, Inc.