Form 10-K
period 2019-04-30
H&R BLOCK INC
filed 2019-06-14
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2019
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
(816) 854-3000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without par value	HRB	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value
(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☑
The aggregate market value of the registrant's Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2018, was $5,462,853,571.
Number of shares of the registrant's Common Stock, without par value, outstanding on May 31, 2019: 201,960,249.
Documents incorporated by reference
The definitive proxy statement for the registrant's Annual Meeting of Shareholders, to be held September 12, 2019, is incorporated by reference in Part III to the extent described therein.

2019 FORM 10-K AND ANNUAL REPORT

INTRODUCTION
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Specified portions of our proxy statement are "incorporated by reference" in response to certain items. Our proxy statement will be made available to shareholders no later than 120 days after April 30, 2019, and will also be available on our website at www.hrblock.com.
FORWARD-LOOKING STATEMENTS
This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or variation of words such as "expects," "anticipates," "intends," "plans," "believes, "commits", "seeks," "estimates," "projects," "forecasts," "targets," "would," "will," "should," "could," "may" or other similar expressions. Forward-looking statements provide management's current expectations or predictions of future conditions, events or results. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. They may include estimates of revenues, client trajectory, income, effective tax rate, earnings per share, cost savings, capital expenditures, dividends, share repurchases, liquidity, capital structure, market share, industry volumes or other financial items, descriptions of management's plans or objectives for future operations, services or products, or descriptions of assumptions underlying any of the above. All forward-looking statements speak only as of the date they are made and reflect the Company's good faith beliefs, assumptions and expectations, but they are not guarantees of future performance or events. Furthermore, the Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data or methods, future events or other changes, except as required by law.
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause such differences include, but are not limited to, a variety of economic, competitive, operational and regulatory factors, many of which are beyond the Company's control. In addition, factors that may cause the Company’s actual effective tax rate to differ from estimates include the Company’s actual results from operations compared to current estimates, future discrete items, changes in interpretations and assumptions the Company has made and future actions of the Company. Investors should understand that it is not possible to predict or identify all such factors and, consequently, should not consider any such list to be a complete set of all potential risks or uncertainties.
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout this Form 10-K. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Estimates" of this Form 10-K.
PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri and has subsidiaries that provide tax preparation and other services. A complete list of our subsidiaries as of April 30, 2019 can be found in Exhibit 21.
We provide assisted, do-it-yourself (DIY), and virtual tax preparation solutions and other services and products related to income tax return preparation to the general public primarily in the United States (U.S.), Canada, Australia, and their respective territories.

H&R Block, Inc. | 2019 Form 10-K	1

RECENT DEVELOPMENTS –
Agreement to Acquire Wave Financial Inc. On June 10, 2019 we entered into a definitive agreement to acquire Wave Financial Inc. (Wave), a rapidly growing financial solutions platform focused on changing the way small business owners manage their finances. Based in Toronto, Ontario, Wave is innovating and disrupting the small business market with free accounting, invoicing, and receipt tracking software. Wave generates revenue by offering payment processing, payroll services, and bookkeeping services, with additional products currently in development.
Under the terms of the agreement, H&R Block will acquire all outstanding shares of Wave for $405 million, subject to customary adjustments for working capital, debt and transaction expenses. The acquisition will be funded with available cash. The transaction is expected to close within the next few months, subject to regulatory approval and customary closing conditions.
Pricing Structure. In our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, we disclosed our intent to review our overall pricing structure which was expected to negatively impact revenues in fiscal year 2019. As a result of this review, on October 29, 2018, we announced that, beginning January 2019, we would offer upfront, transparent pricing for all tax preparation methods, and lower prices for millions of our assisted tax preparation clients. As anticipated, this strategic decision resulted in a revenue decline in fiscal year 2019. See Item 7, under "Results of Operations," for further discussion related to the decline in revenues.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation services seamlessly. See discussion below and in Item 8, within the notes to the consolidated financial statements.
DESCRIPTION OF BUSINESS
GENERAL – We provide assisted, DIY, and virtual tax return preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our financial partners, to the general public primarily in the U.S., Canada, Australia, and their respective territories. Major revenue sources include fees earned for assisted and DIY tax preparation, royalties from franchisees and fees from related services and products.
Tax Returns Prepared. During fiscal year 2019, 23.6 million tax returns were prepared by and through H&R Block worldwide, including those prepared by our franchisees, and through our DIY and virtual solutions. This is a 1.2% increase from the 23.3 million prepared in fiscal year 2018. We prepared 23.0 million tax returns in fiscal year 2017. In the U.S., 20.3 million tax returns were prepared by and through H&R Block during fiscal year 2019, an increase of 1.5% from 20.0 million in 2018, and 19.5 million in 2017.
U.S. tax returns prepared by and through us during the fiscal year 2019, including those prepared by our franchisees, and through our DIY and virtual solutions, constituted approximately 13.2% of an Internal Revenue Service (IRS) estimate of total individual income tax returns filed during fiscal year 2019, compared to 13.1% in the prior year. See Item 7, under "Results of Operations," for further discussion of changes in the number of tax returns prepared.
ASSISTED – Assisted income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or our franchisees.
Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return.
Offices. During the 2019 tax season, we, together with our franchisees, operated in 9,504 offices across the U.S. at the peak of the tax season, compared to 9,981 in the prior year. A summary of our company-owned and franchise offices is included in Item 7, under "Operating Statistics."
Franchises. We offer franchises as a way to expand our presence in certain geographic areas. Our franchise arrangements provide us with certain rights designed to protect our brand. Most of our franchisees receive, among other things, the right to use our trademarks and software, access to product offerings and expertise, signs, specialized forms, advertising, and initial and ongoing training and advisory services. In the U.S., our franchisees pay us

2	2019 Form 10-K | H&R Block, Inc.

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
DO-IT-YOURSELF – We develop and market DIY income tax preparation software. We offer a comprehensive range of DIY tax services, including federal and state income tax return solutions, access to tax tips, advice and tax-related news, use of calculators for tax planning, error checking and electronic filing. Our online software may be accessed through our website at www.hrblock.com or in a mobile application, while our desktop software may be purchased online, through third-party retail stores or via direct mail. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that the client would otherwise not have been required to pay.
We are a member of Free File, Inc. This organization was created by the tax return preparation industry and the IRS, and allows qualified filers with an adjusted gross income of $66,000 or less to prepare and file their federal return online at no charge. We believe this program provides a valuable public service and increases our visibility with new clients.
VIRTUAL – Virtual income tax return preparation and related services are provided by our tax professionals in three distinct ways. First, we offer a mobile-first fully assisted experience for consumers called Tax Pro GoSM. Second, Tax Pro ReviewSM is a product for the DIY consumer who wants an expert review before submitting their return. And finally, Ask A Tax ProSM is an on-demand service for DIY filers to get their tax questions answered as they complete their return. Our virtual offerings may be accessed through our website at www.hrblock.com or in a mobile application. Virtual tax returns prepared using Tax Pro GoSM or Tax Pro ReviewSM are covered by our 100% accuracy guarantee, under which we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. Tax Pro GoSM and Tax Pro ReviewSM returns are included in our Assisted return counts. Returns in which a DIY client has chosen to use Ask A Tax ProSM are included in our DIY return counts.
OTHER OFFERINGS – We also offer U.S. clients a number of additional services, including Refund Transfers (RTs), our Peace of Mind® Extended Service Plan (POM), H&R Block Emerald Prepaid Mastercard® (Emerald Card), H&R Block Emerald Advance® lines of credit (EAs), Tax Identity Shield® (TIS), and Refund Advance loans (RAs). For our Canadian clients we also offer POM, H&R Block Instant RefundTM, and H&R Block Pay With Refund® services.
Refund Transfers. RTs enable clients to receive their tax refunds by their chosen method of disbursement and include a feature enabling clients to deduct tax preparation and service fees from their tax refunds. Depending on circumstances, clients may choose to receive their RT proceeds by a load to their Emerald Card, by receiving a check or by direct deposit to an existing account. RTs are available to U.S. clients and are frequently obtained by those who (1) do not have bank accounts into which the IRS can direct deposit their refunds; (2) like the convenience and benefits of a temporary account for receipt of their refund; and/or (3) prefer to have their tax preparation fees paid directly out of their refunds. RTs are offered through our relationship with Axos Bank, formerly known as BofI Federal Bank, a federal savings bank (Axos). We offer a similar program to our Canadian clients through a Canadian chartered bank, referred to as H&R Block Pay With Refund®.
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
H&R Block Emerald Prepaid Mastercard®. The Emerald Card® enables clients to receive their tax refunds from the IRS directly on a prepaid debit card, or to direct RT, EA or RA proceeds to the card. The card can be used for everyday purchases, bill payments and ATM withdrawals anywhere Mastercard® (Mastercard is a registered trademark of Mastercard International Incorporated) is accepted. Additional funds can be added to the card year-round through direct deposit or at participating retail locations. We distribute the Emerald Card® issued by Axos.

H&R Block, Inc. | 2019 Form 10-K	3

H&R Block Emerald Advance® Lines of Credit. EAs are lines of credit offered to clients in our offices, typically from mid-November through mid-January, currently in an amount not to exceed $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be utilized year-round. In addition to the required monthly payments, borrowers may elect to pay down balances on EAs with their tax refunds. These lines of credit are offered by Axos, and we subsequently purchase a participation interest in all EAs originated by Axos.
Tax Identity Shield®. Our TIS program offers clients assistance in helping protect their tax identity and access to services to help restore their tax identity, if necessary. Protection services include a daily scan of the dark web for personal information, a monthly scan for social security number in credit header data (new in fiscal year 2019), a pre-tax season identity theft risk assessment (only available to clients having returns prepared in retail offices), notifying clients if their information is detected on a tax return filed through H&R Block, and obtaining additional IRS identity protections when eligible.
Refund Advance Loans. RAs are interest-free loans offered by Axos, which are available to eligible U.S. assisted clients in company-owned and participating franchise locations. In tax season 2019, RAs were offered in amounts of $500, $750, $1,250 and $3,000, based on client eligibility as determined by Axos.
H&R Block Instant RefundTM. Our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), for a fee. The fee charged for this service is mandated by federal legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund amount is then sent by the CRA directly to us.
SEASONALITY OF BUSINESS – Because the majority of our clients file their tax returns during the period from February through April of each year, a substantial majority of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through the first three quarters of our fiscal year.
COMPETITIVE CONDITIONS – We provide assisted, DIY, and virtual tax preparation services and products and face substantial competition in and across each category. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services, and we face significant competition from independent tax preparers and certified public accountants. Many tax return preparation firms are involved in providing RTs and RAs or similar services to the public. Tax return preparation firms are highly competitive with regard to price and service, and many firms offer services that may include preparation of tax returns at no charge.
Our DIY and virtual tax preparation services include various forms of digital electronic assistance, including online and mobile applications and desktop software. Many other companies offer DIY and virtual tax preparation services, including Intuit Inc., our largest competitor offering such services. Price and marketing competition for DIY tax preparation services is intense among value and premium product offerings and many firms offer DIY services and products at no charge.
Our assisted tax preparation business faces competition from firms offering DIY and virtual tax preparation services and products, while our DIY and virtual tax preparation services also compete with in-office tax preparation services. U.S. federal and certain state and foreign taxing authorities also currently offer, or facilitate the offering of, tax return preparation and filing options to taxpayers at no charge.
In terms of the number of offices and revenues, we believe we are the largest single provider of tax return preparation solutions and electronic filing services in the U.S. In terms of the number of tax returns prepared by and through H&R Block, we believe we are the second largest provider in the U.S. We also believe we operate the largest tax return preparation businesses in Canada and Australia.
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

4	2019 Form 10-K | H&R Block, Inc.

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
Financial Consumer Protection and Privacy Regulations. The Gramm-Leach-Bliley Act and related Consumer Financial Protection Bureau (CFPB) and Federal Trade Commission (FTC) regulations require income tax preparers to (1) adopt and disclose consumer privacy notices, (2) provide consumers a reasonable opportunity to control (via "opt-out") whether their nonpublic personal information is disclosed to unaffiliated third-parties (subject to certain exceptions), and (3) implement reasonable safeguards to protect the security and confidentiality of nonpublic personal information. In addition, the IRS generally prohibits the use or disclosure of taxpayer information by tax return preparers for purposes other than tax return preparation without the prior written consent of the taxpayer. The CFPB or state regulators may issue regulations that apply to our subsidiaries, or certain of our third party service providers that provide consumer financial services and products. The CFPB or state regulators may examine, and take enforcement actions against, our subsidiaries or our third party service providers. See Item 1A, "Risk Factors," and Item 7, "Regulatory Environment," for further information on the CFPB and its recent actions.
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

H&R Block, Inc. | 2019 Form 10-K	5

We hold a small but growing patent portfolio that we believe is important to our overall competitive position, although we are not materially dependent on any one patent or particular group of patents in our portfolio at this time. Our patents have remaining terms generally ranging from one to 20 years.
EMPLOYEES AND EXECUTIVE OFFICERS
We had approximately 3,100 regular full-time employees as of April 30, 2019. Our business is dependent on the availability of a seasonal workforce, including tax professionals, and our ability to hire, train, and supervise these employees. The highest number of persons we employed during the fiscal year ended April 30, 2019, including seasonal employees, was approximately 86,100.
Information about our executive officers is as follows:

Name, age	Current position	Business experience since May 1, 2014
Jeffrey J. Jones II, age 51	President and Chief Executive Officer
President and Chief Executive Officer since October 2017; President and Chief Executive Officer-Designate from August 2017 to October 2017; President of Ridesharing at Uber Technologies, Inc. from October 2016 until March 2017; Executive Vice President and Chief Marketing Officer of Target Corporation from April 2012 until September 2016.

Tony G. Bowen, age 44	Chief Financial Officer	Chief Financial Officer since May 2016; Vice President, U.S. Tax Services Finance from May 2013 through April 2016.
Kellie J. Logerwell, age 49	Chief Accounting Officer	Chief Accounting Officer since July 2016; Vice President of Corporate and Field Accounting from December 2014 until July 2016; Assistant Controller from December 2010 until December 2014.
Thomas A. Gerke, age 63	General Counsel and Chief Administrative Officer
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

Karen Orosco, age 48	Senior Vice President, U.S. Retail	Senior Vice President, U.S. Retail since May 2016; Vice President of Retail Operations from May 2011 until May 2016.
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
Information contained on our website does not constitute any part of this report.

6	2019 Form 10-K | H&R Block, Inc.

ITEM 1A. RISK FACTORS
Our business activities expose us to a variety of risks. Identification, monitoring, and management of these risks are essential to the success of our operations and the financial soundness of H&R Block. Senior management and the Board of Directors, acting as a whole and through its committees, take an active role in our risk management process and have delegated certain activities related to the oversight of risk management to the Company's Enterprise Risk Management department and the Enterprise Risk Committee, which is comprised of Vice Presidents and senior directors of major businesses and control functions. The Company’s Enterprise Risk Management department, working in coordination with the Enterprise Risk Committee, is responsible for identifying and monitoring risk exposures and related mitigation and leading the continued development of our risk management policies and practices.
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
RISKS RELATING TO CONTINUING OPERATIONS
Changes in applicable tax laws may have a negative impact on the demand for and pricing of our services, which could adversely affect our business and our consolidated financial position, results of operations, and cash flows.
The U.S. government has in the past made, and may in the future make, changes to the individual income tax provisions of the Internal Revenue Code. In addition, taxing authorities in various state, local, and foreign jurisdictions in which we operate may change the income tax laws in their respective jurisdictions. It is difficult to predict the manner in which future changes to the Internal Revenue Code and state, local, and foreign tax laws may impact us and the tax return preparation industry. Such future changes could decrease the demand or the amount we charge for our services, and, in turn, have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
We provide assisted, DIY, and virtual tax preparation services and products and face substantial competition throughout our businesses. All categories in the tax return preparation industry are highly competitive and additional competitors have entered, and in the future may enter, the market to provide tax preparation services or products. In the assisted tax services category, there are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Commercial tax return preparers are highly competitive with regard to price and service. In the DIY and virtual categories, options include various forms of digital electronic assistance, including online and mobile applications, and desktop software, all of which we offer. Our DIY and virtual services and products compete with a number of online and software companies, primarily on price and functionality. Individual tax filers may elect to change their tax preparation method, choosing from among various assisted, DIY, and virtual offerings, and technology increasingly makes switching among tax preparers and tax preparation methods easier for those consumers. Technology advances quickly and in new and unexpected ways, and it is difficult to predict the manner in which these changes will impact the tax return preparation industry, the problems we may encounter in enhancing our services and products or the time and resources we may need to devote to the creation, support, and maintenance of technological enhancements. If we are slow to enhance our services, products, or technologies, if our competitors are able to achieve results more quickly than us, or if there are new and unexpected entrants into the industry, we may fail to capture, or lose, a significant share of the market. Additionally, we and many other tax return preparation firms are involved in providing one or more of RTs, prepaid cards, RAs, other financial services and products, and other

H&R Block, Inc. | 2019 Form 10-K	7

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
Government tax authorities, volunteer organizations, and our competitors may also elect to implement or expand free offerings in the future. Free File, Inc., which exists under an agreement that expires in October 2021, is currently the sole means by which the IRS offers DIY tax software to taxpayers. If the Free File program is terminated and the IRS itself provides tax preparation services, the federal government would become our direct competitor, which could potentially have material adverse revenue implications.
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
Compliance with the complex and evolving laws and regulations regarding privacy and data protection could require changes in our business practices and increase costs of operation; failure to comply with such laws could result in significant claims, fines, penalties, and damages.
In the course of our business, we collect, use, and retain large amounts of personal information and data from our clients, including tax return information, financial product and service information, and social security numbers. In addition, we collect, use and retain personal information and data of our employees in the ordinary course of our business.
We are subject to laws, rules, and regulations relating to the collection, use, disclosure, and security of such consumer and employee personal information, which have drawn increased attention from U.S. federal, state, and foreign governmental authorities in jurisdictions in which we operate. In the U.S., the IRS generally requires a tax return preparer to obtain the prior written consent of the taxpayer to use or disclose the taxpayer's information for certain purposes other than tax return preparation, which may limit our ability to market revenue-generating products to our clients. In addition, other regulations require financial institutions to adopt and disclose their consumer privacy notice and generally provide consumers with a reasonable opportunity to "opt-out" of having nonpublic personal information disclosed to unaffiliated third parties.
Numerous jurisdictions have passed, and may in the future pass, new laws related to the use and retention of consumer information and this area continues to be an area of interest for U.S. federal, state, and foreign governmental authorities. For example, the State of California has adopted the California Consumer Privacy Act, which will become effective January 1, 2020 and imposes new requirements on how businesses collect, process, manage, and retain certain personal information of California residents, and other states have proposed and may adopt their own, different consumer privacy laws. These laws may contain different requirements and may be interpreted and applied

8	2019 Form 10-K | H&R Block, Inc.

inconsistently from jurisdiction to jurisdiction. Our current privacy and data protection policies and practices may not be consistent with all of those requirements, interpretations, or applications. In addition, changes in U.S. federal and state regulatory requirements, as well as requirements imposed by governmental authorities in foreign jurisdictions in which we operate, could result in more stringent requirements and in a need to change business practices, including the types of information we can use and the manner in which we can use such information. Establishing systems and processes, or making changes to our existing policies, to achieve compliance with these complex and evolving requirements may increase our costs or limit our ability to pursue certain business opportunities.
We have incurred, and may continue to incur, significant expenses to comply with existing privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
A security breach of our systems, or third-party systems on which we rely, resulting in unauthorized access to personal information of our clients or employees or other sensitive, nonpublic information, may adversely affect the demand for our services and products, our reputation, and financial performance.
We offer a range of services and products to our clients, including assisted, DIY, and virtual tax return preparation solutions, and financial products and services. Due to the nature of these services and products, we use multiple digital technologies to collect, transmit, and store high volumes of client personal information. We also host, collect, use, and retain other sensitive, nonpublic information, such as employee social security numbers, healthcare information, and payroll information, as well as confidential, nonpublic business information. Certain third parties and vendors have access to personal information to help deliver client benefits and products, or may host certain of our and our clients’ sensitive and personal information and data. Information security risks continue to increase due in part to the increased adoption of and reliance upon digital technologies by companies and consumers. Our risk and exposure to these matters remain heightened due to a variety of factors including, among other things, the evolving nature of these threats and related regulation, the increased activity and sophistication of nation states, organized crime, cyber criminals, and hackers, the prominence of our brand, our and our franchisees' extensive office footprint, our plans to continue to implement strategies for our online and mobile applications and our desktop software, and our use of third-party vendors.
Cybersecurity risks may result from fraud or malice (a cyberattack), human error, or accidental technological failure. Cyberattacks are designed to electronically circumvent network security for malicious purposes such as unlawfully obtaining personal information, disrupting our ability to offer services, damaging our brand and reputation, stealing our intellectual property, and advancing social or political agendas. We face a variety of cyberattack threats including computer viruses, malicious codes, worms, phishing attacks, social engineering, denial of service attacks, ransomware, and other sophisticated attacks.
Although we use security and business controls to limit access to and use of personal information and expend significant resources to maintain multiple levels of protection in order to address or otherwise mitigate the risk of a security breach, such measures cannot provide absolute security. We regularly test our systems to discover and address potential vulnerabilities, and we rely on training and testing of our employees regarding heightened phishing and social engineering threats. We also conduct certain employee background checks on our employees, as allowed by law, and limit access to systems and data. Due to the structure of our business model, we also rely on our franchisees and other private and governmental third parties to maintain secure systems and respond to cybersecurity risks. We impose certain requirements and controls on these third parties, but it is possible that they may not appropriately employ the controls that we require of them or that such controls may be insufficient to protect personal information. Cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a high priority for us. As risks and regulations continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Notwithstanding these efforts, there can be no assurance that a security breach, intrusion, or loss or theft of personal information will not occur. In addition, the techniques used to obtain unauthorized access change frequently, become more sophisticated, and are often difficult to detect until after a successful attack, causing us to be unable to anticipate these techniques or implement adequate preventive measures. Although we generally seek to maintain insurance from time to time that might mitigate some of our damages in the event of a significant security breach or cyberattack, we would still be exposed to damages in the amounts of our deductibles, retentions, and for losses outside of the scope of our policies (e.g., reputational harm). Furthermore, insurance against

H&R Block, Inc. | 2019 Form 10-K	9

cybersecurity risks may cease to be available to us in the future or the pricing of such insurance may be prohibitively expensive.
A breach of our security measures or those of our franchisees or third parties on whom we rely, or other fraudulent activity, could result in unauthorized access to personal information of our clients or employees or other sensitive, nonpublic information. If such an event were to occur, it could have serious short- and long-term negative consequences. Unauthorized access to personal information could cause us to determine that it is required or advisable for us to notify affected individuals, regulators, or others under applicable privacy laws and regulations. Security breach remediation could also require us to expend significant resources to assist impacted individuals, repair damaged systems, implement modified information security measures, and maintain client and business relationships. Other consequences could include reduced client demand for our services and products, loss of valuable intellectual property, reduced growth and profitability and negative impacts to future financial results, loss of our ability to deliver one or more services or products (e.g., inability to provide financial products and services or to accept and process client credit card transactions or tax returns), modifying or stopping existing business practices, legal actions, harm to our reputation and brands, fines, penalties, and other damages, and further regulation and oversight by U.S. federal, state, or foreign governmental authorities.
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
Our clients may access our services and products from personal or public computers and mobile devices and may install and use our DIY desktop software on their computers. Those computers and other devices may have outdated systems, may run software that is no longer supported, or may not have security patches installed on a timely basis. Due to these and other factors, a person with malicious intent could obtain user account and password information from our clients through hacking, phishing, or other means of cyberattack, in order to perpetrate stolen identity refund fraud and other crimes against our clients. A number of companies, including some in the tax return preparation industry, have reported instances where criminals gained unauthorized and illegal access to their systems by using stolen identity information (e.g., user account and password information) obtained from sources other than those companies. We could experience this form of unauthorized and illegal access to our systems, despite there having been no breach in the security of our systems, which could negatively impact our clients and harm our revenue, results of operations, and reputation. Additionally, if such unauthorized or illegal access occurs, we may be subject to claims and litigation by clients, non-clients, or governmental agencies.

10	2019 Form 10-K | H&R Block, Inc.

An interruption in our information systems, or those of our franchisees or a third party on which we rely, or an interruption in the internet, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
We, our franchisees, and other third parties involved in our business operations rely heavily upon communications, networks, and information systems and the internet to conduct our business, including third-party internet-based or cloud computing services. These networks, systems, and operations are potentially vulnerable to damage or interruption from upgrades and maintenance, network failure, hardware failure, software failure, power or telecommunications failures, cyberattacks involving the penetration of our network by hackers or other unauthorized users (e.g., through computer viruses and worms, malicious code, phishing attacks, denial of service attacks, information security breaches, or other negative disruptions to the operation of the internet), human error, and natural disasters. As our businesses are seasonal, our systems must be capable of processing high volumes during our peak periods. Therefore, any failure or interruption in our information systems, or information systems of our franchisees or a private or government third party on which we rely, or an interruption in the internet or other critical business capability, could negatively impact our business operations and reputation, and increase our risk of loss.
There can be no assurance that system or internet failures, or interruptions in critical business capabilities will not occur, or, if they do occur, that we, our franchisees or the private or governmental third parties on whom we rely, will adequately address them. The precautionary measures that we have implemented to avoid systems outages and to minimize the effects of any data or communication systems interruptions or failures may not be adequate in all circumstances, and we may not have anticipated or addressed all of the potential events that could threaten or undermine our information systems or other critical business capabilities. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. Our software and computer systems utilize data processing and storage capabilities provided by Microsoft Corporation. If the Microsoft Azure Cloud is unavailable for any reason, our clients may not be able to access certain of our cloud products or features, which could significantly impact our operations, business, and financial results.
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
The CFPB and state regulators may examine, investigate, and take enforcement actions against our subsidiaries that provide consumer financial services and products, as well as financial institutions and service providers upon which our subsidiaries rely to provide consumer financial services and products. The Dodd-Frank Act also expanded the role of state regulators in enforcing and promulgating financial consumer protection laws, the results of which could be (i) states issuing new and broader financial consumer protection laws, some of which could be more comprehensive than existing U.S. federal regulations, or (ii) state attorneys general bringing actions to enforce federal consumer protection laws in the absence of CFPB action.
Currently proposed or new CFPB and state regulations may require changes to our financial products, services and contracts, and this could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

H&R Block, Inc. | 2019 Form 10-K	11

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
The Company is subject to additional federal, state, local, and foreign laws and regulations, including, without limitation, in the areas of franchise, labor, immigration, advertising, consumer protection, financial services and products, payment processing, privacy and data security, anti-competition, environmental, health and safety, insurance, and healthcare. There have been significant new regulations and heightened focus by the government in some of these areas, including, for example, consumer financial services and products, restrictive covenants, and labor, including overtime and exemption regulations and state and local laws on minimum wage and other labor-related issues. There may be additional regulatory actions or enforcement priorities, or new interpretations of existing requirements that differ from ours. These developments could impose unanticipated limitations or require changes to our business, which may make elements of our business more expensive, less efficient, or impossible to conduct, and may require us to modify our current or future services or products, which effects may be heightened given the nature, broad geographic scope, and seasonality of our business.
We rely on a single vendor or a limited number of vendors to provide certain key services or products, and the inability of these key vendors to meet our needs could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Historically, we have contracted, and in the future we will likely continue to contract, with a single vendor or a limited number of vendors to provide certain key services or products for our tax, financial, and other services and products. A few examples of this type of reliance are our relationships with Fidelity National Information Services, Inc. (FIS), for data processing and card production services, Axos, for the issuance of RTs, EAs, RAs and Emerald Cards, and Microsoft Corporation, for cloud computing services. In certain instances, we are vulnerable to vendor error, service

12	2019 Form 10-K | H&R Block, Inc.

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
The concentration of our revenue-generating activity during this relatively short period presents a number of additional challenges for us, including (1) cash and resource management during the first nine months of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season, (2) ensuring compliance with financial covenants under our Third Amended and Restated Credit and Guarantee Agreement (2018 CLOC), particularly if the timing of our revenue generation deviates from this seasonal period, (3) responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season, (4) disruptions in a tax season, including any client dissatisfaction issues or negative social media campaigns, which may not be timely discovered or satisfactorily addressed, and (5) ensuring optimal uninterrupted operations and service delivery during the tax season. If we experience significant business disruptions during the tax season or if we are unable to satisfactorily address the challenges described above and related challenges associated with a seasonal business, we could experience a loss of business, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
We face legal actions in connection with our various business activities, and current or future legal actions may damage our reputation, impair our product offerings, or result in material liabilities and losses.
We have been named, and from time to time will likely continue to be named, in various legal actions, including arbitrations, class or representative actions, actions or inquiries by state attorneys general and other regulators, and other litigation arising in connection with our various business activities, including relating to our various service and product offerings. We also grant our franchisees a limited license to use our registered trademarks and, accordingly, there is risk that one or more of the franchisees may be alleged to be controlled by us. Third parties, regulators or courts may seek to hold us responsible for the actions or failures to act by our franchisees. Adverse outcomes related to legal actions could result in substantial damages and could cause our earnings to decline. Negative public opinion could also result from our or our franchisees' actual or alleged conduct in such claims, possibly damaging our reputation, which, in turn, could adversely affect our business prospects and cause the market price of our securities to decline.

H&R Block, Inc. | 2019 Form 10-K	13

Our access to liquidity may be negatively impacted as disruptions in credit markets occur, if our credit ratings are downgraded, or if we fail to meet certain covenants. Our funding costs may increase, leading to reduced earnings.
We need liquidity to meet our off-season working capital requirements, to service debt obligations including refinancing of maturing obligations, and for general corporate purposes. Our access to and the cost of liquidity could be negatively impacted in the event of credit rating downgrades or if we fail to meet existing financial covenants. Events may also occur which could increase our need for liquidity above current levels.
If rating agencies downgrade our credit rating, the cost of debt under our existing financing arrangements, as well as future financing arrangements, could increase and capital market access could decrease or become unavailable. Our 2018 CLOC is subject to various covenants, and a violation of a covenant could impair our access to liquidity currently available through the 2018 CLOC. The 2018 CLOC includes provisions that allow for the issuance of equity to comply with the financial covenant calculations as a means to avoid a shortfall. If current sources of liquidity were to become unavailable, we would need to obtain additional sources of funding, which may not be available or may only be available under less favorable terms. This could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
Our businesses may be adversely affected in the event of difficult economic conditions, in particular, high unemployment levels.
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
Despite our efforts to protect our intellectual property and proprietary information, we may be unable to do so effectively in all cases. Our intellectual property could be wrongfully acquired as a result of a cyberattack or other

14	2019 Form 10-K | H&R Block, Inc.

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
Our financial success depends in significant part on our ability to maintain sound business relationships with our franchisees. The support of our franchisees is also critical for the success of our ongoing operations. Deterioration in our relationships with our franchisees could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
In addition, we prepare U.S. federal and state tax returns for taxpayers residing in foreign jurisdictions, including the European Union (EU), and we operate and have franchisees who operate in foreign jurisdictions. As a result, certain aspects of our operations are subject, or may in the future become subject, to the laws, regulations, and policies of those jurisdictions that regulate the collection, use, and transfer of personal information, which may be more stringent than those of the U.S. For example, in May 2018, the EU implemented a new privacy and data protection regulation, known as the General Data Protection Regulation.
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

H&R Block, Inc. | 2019 Form 10-K	15

positions taken by us in determining our tax liability. There can be no assurance as to the outcome of these examinations. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Legislation), which made broad and complex changes to the U.S. tax code that impacted our financial statements. Given the lack of regulatory guidance that clarifies the interpretations of the Tax Legislation, regulatory interpretations that differ from our existing interpretations of the Tax Legislation could materially affect our effective tax rates.
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
For example, a 2016 ruling by a New York intermediate appellate court, followed by the federal district court in the second Homeward case described in Item 8, note 13 to the consolidated financial statements, allowed a counterparty to pursue litigation on additional loans in the same trust even though only some of the loans complied with the condition precedent of timely pre-suit notice and opportunity to cure or repurchase. Additionally, plaintiffs in litigation to which SCC is not party have alleged breaches of an independent contractual duty to provide notice of material breaches of representations and warranties and pursued separate claims to which, they argue, the statute of limitations ruling in the ACE case does not apply. The impact on SCC from alternative legal theories seeking to avoid or distinguish the ACE decision, or judicial limitations on the ACE decision, is unclear.

16	2019 Form 10-K | H&R Block, Inc.

SCC has not concluded that a loss related to representation and warranty claims is probable and has not accrued a related liability for these claims as of April 30, 2019. See Item 8, note 12 to the consolidated financial statements for additional information regarding representation and warranty claims. If SCC were required to pay material amounts with respect to contingent losses arising from representation and warranty claims, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows, as SCC's financial condition, results of operations and cash flows are included in our consolidated financial statements.
SCC is subject to litigation and other claims, including potential contingent losses related to securitization transactions in which SCC participated as a depositor or loan originator, which may result in significant financial losses.
Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC has been, remains, and may in the future be, subject to litigation, claims, including indemnification and contribution claims, and other loss contingencies pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. See Item 8, note 13 to the consolidated financial statements for a description of litigation and other claims to which SCC may be subject.
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
We have not concluded that a loss related to these matters is probable, nor have we accrued a liability for these claims as of April 30, 2019. However, if SCC were required to pay material amounts with respect to these matters, it could have a material adverse effect on our business and our consolidated financial position, results of operations

H&R Block, Inc. | 2019 Form 10-K	17

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
These guarantees include representation and warranty claims with respect to a limited number of whole loan sales by SCC with an aggregate outstanding principal and liquidated amount of approximately $1.0 billion as of April 30, 2019, based on the data available to SCC. There have been a total of approximately $41 million of representation and warranty claims with respect to these whole loan sales.
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
As discussed above, SCC is subject to representation and warranty claims, indemnification and contribution claims, and other claims and litigation related to its past sales and securitizations of mortgage loans. Additional claims and litigation may be asserted in the future. If the amount that SCC is ultimately required to pay with respect to these claims and litigation, together with related administration and legal expense, exceeds its net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants have also attempted, and may in the future attempt, to assert claims or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of April 30, 2019, total approximately $289 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. In addition, in certain limited instances, H&R Block guaranteed amounts as outlined in the above risk factor.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Most of our tax offices are operated under leases throughout the U.S., Canada and Australia.
We own our corporate headquarters, which is located in Kansas City, Missouri. Our Canadian executive offices are located in a leased office in Calgary, Alberta. Our Australian executive offices are located in a leased office in Thornleigh, New South Wales.
All current leased and owned facilities are in reasonably good repair and adequate to meet our needs.
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Item 8, note 13 to the consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

18	2019 Form 10-K | H&R Block, Inc.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS – H&R Block's common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On May 31, 2019, there were 15,474 shareholders of record and the closing stock price on the NYSE was $26.25 per share.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER – A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2019 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May be Purchased Under the Plans or Programs (2)
February 1 – February 28	1,750	$23.83	1,749	$1,032,179
March 1 – March 31	1,416	$23.81	1,416	$998,470
April 1 – April 30	—	$—	—	$998,470
	3,166	$23.82	3,165

(1)
We purchased approximately 1 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units.

(2)
In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. In June 2019, our Board of Directors extended the share repurchase program through June 2022.

PERFORMANCE GRAPH – The following graph compares the cumulative five-year total return provided to shareholders on H&R Block, Inc.'s common stock relative to the cumulative total returns of the S&P 500 index and a selected peer group. The peer group used is based on companies with similar market capitalization or public companies in the tax return preparation industry.
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on April 30, 2014, and its relative performance is tracked through April 30, 2019.

H&R Block, Inc. | 2019 Form 10-K	19

Note:
The peer group includes the following companies: Intuit Inc., Blucora, Inc., Liberty Tax, Inc., CBIZ, Inc., Resources Connection, Inc., ICF International, Inc., Willis Towers Watson PLC, Navigant Consulting, Inc., and Huron Consulting Group Inc.

20	2019 Form 10-K | H&R Block, Inc.

ITEM 6. SELECTED FINANCIAL DATA
We derived the selected financial data presented below from our audited consolidated financial statements as of and for each of the five annual periods ending April 30, 2019. Results of operations of fiscal years 2019 and 2018 are discussed in Item 7. The data set forth below should be read in conjunction with Item 7 and the consolidated financial statements in Item 8. See Item 8, note 10 to the consolidated financial statements for details on the impact of the Tax Legislation in fiscal year 2018.

(in 000s, except per share amounts)
April 30,	2019	2018	2017	2016	2015
Revenues	$3,094,881	$3,159,931	$3,036,314	$3,038,153	$3,078,658
Net income from continuing operations	445,256	626,909	420,917	383,553	486,744
Net income	422,509	613,149	408,945	374,267	473,663
Basic earnings per share:
Net income from continuing operations	$2.16	$2.99	$1.97	$1.54	$1.77
Net income	2.05	2.93	1.92	1.50	1.72
Diluted earnings per share:
Net income from continuing operations	$2.15	$2.98	$1.96	$1.53	$1.75
Net income	2.04	2.91	1.91	1.49	1.71
Total assets	$3,299,945	$3,140,949	$2,694,108	$2,847,225	$4,512,071
Long-term debt (1)	1,492,629	1,495,635	1,493,998	1,492,201	502,739
Stockholders’ equity (deficiency)	541,527	393,711	(60,883)	23,103	1,832,949
Shares outstanding	201,959	209,254	207,171	220,517	275,275
Dividends per share	$1.00	$0.96	$0.88	$0.80	$0.80

(1)	Includes current portion of long-term debt.

H&R Block, Inc. | 2019 Form 10-K	21

QUARTERLY FINANCIAL DATA

(Unaudited)	(in 000s, except per share amounts)
	April 30,		January 31,		October 31,		July 31,
	2019	2018	2019	2018	2018	2017	2018	2017
Revenues	$2,332,443	$2,392,849	$468,384	$488,426	$148,871	$140,854	$145,183	$137,802
Income (loss) from continuing operations before taxes (benefit)	1,134,579	1,231,021	(158,664)	(120,805)	(231,990)	(236,265)	(198,765)	(205,219)
Net income (loss) from continuing operations	884,769	1,145,964	(119,779)	(242,925)	(170,937)	(148,312)	(148,797)	(127,818)
Net loss from discontinued operations	(6,860)	(3,037)	(6,675)	(2,720)	(5,339)	(5,254)	(3,873)	(2,749)
Net income (loss)	877,909	1,142,927	(126,454)	(245,645)	(176,276)	(153,566)	(152,670)	(130,567)
Basic earnings (loss) per share:
Continuing operations	$4.36	$5.47	$(0.58)	$(1.16)	$(0.83)	$(0.71)	$(0.72)	$(0.62)
Consolidated	$4.32	$5.45	$(0.62)	$(1.18)	$(0.86)	$(0.74)	$(0.74)	$(0.63)
Diluted earnings (loss) per share:
Continuing operations	$4.32	$5.43	$(0.58)	$(1.16)	$(0.83)	$(0.71)	$(0.72)	$(0.62)
Consolidated	$4.29	$5.42	$(0.62)	$(1.18)	$(0.86)	$(0.74)	$(0.74)	$(0.63)
Dividends paid per share	$0.25	$0.24	$0.25	$0.24	$0.25	$0.24	$0.25	$0.24

Because the majority of our clients file their tax returns during the period from February through April of each year, a substantial majority of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through the first three quarters of our fiscal year. Income tax expense (benefit) for the quarters ended January 31, 2018 and April 30, 2018 were significantly impacted by Tax Legislation. See Item 8, note 10 to the consolidated financial statements for further discussion.
The accumulation of four quarters in fiscal years 2019 and 2018 for earnings per share may not equal the related per share amounts for the years ended April 30, 2019 and 2018 due to the timing of the exercise of stock options and lapse of certain restrictions on nonvested shares and share units and deferred stock units and the antidilutive effect of stock options and nonvested shares and share units in the first three quarters for those years.
Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL OVERVIEW
A summary of our fiscal year 2019 results is as follows:

▪
Tax returns prepared worldwide increased 1.2%, and returns prepared in the U.S. increased 1.5%. Our paid U.S. DIY returns increased by 5.9%, while our U.S. assisted returns declined 1.7% compared to the prior year.

▪
Revenues decreased $65.1 million, or 2.1%, compared to the prior year. Revenues were impacted by changes in our pricing structure whereby we offered lower prices for millions of our U.S. assisted tax preparation clients, which was partially offset by a 5.9% increase in paid U.S. DIY returns.

▪
Operating expenses increased $71.2 million, or 3.0%, due to a combination of higher compensation, marketing, and information technology expenses, partially offset by reductions in depreciation and amortization.

▪	Pretax earnings decreased $123.6 million, or 18.5%, due to the revenue and expense changes mentioned above.

22	2019 Form 10-K | H&R Block, Inc.

▪	Income tax expense increased $58.1 million, or 138.9%, due to Tax Legislation enacted in the prior fiscal year. See Item 8, note 10 to the consolidated financial statements for further discussion.

▪	Net income from continuing operations decreased $181.7 million, or 29.0%, compared with the prior year, due to lower pretax earnings and higher income taxes.

▪	Diluted earnings per share from continuing operations decreased 27.9% from the prior year to $2.15 due to lower net income offset by share repurchases.

▪
Earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) decreased $142.5 million, or 15.1%, to $798.9 million. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

RESULTS OF OPERATIONS
Our subsidiaries provide assisted, DIY, and virtual tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our financial partners, to the general public primarily in the U.S., Canada, Australia, and their respective territories. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation services seamlessly.

H&R Block, Inc. | 2019 Form 10-K	23

Operating Statistics
Year ended April 30,	2019	2018	% Change
TAX RETURNS PREPARED : (in 000s) (1)
United States:
Company-owned operations	8,033	8,050	(0.2)%
Franchise operations	3,583	3,769	(4.9)%
Total assisted	11,616	11,819	(1.7)%

Desktop	1,969	2,031	(3.1)%
Online	6,012	5,502	9.3%
Total DIY	7,981	7,533	5.9%

IRS Free File	665	613	8.5%
Total U.S. returns	20,262	19,965	1.5%

International operations:
Canada	2,465	2,423	1.7%
Australia	747	757	(1.3)%
Other	142	187	(24.1)%
Total international operations returns	3,354	3,367	(0.4)%
Tax returns prepared worldwide	23,616	23,332	1.2%

NET AVERAGE CHARGE (U.S. ONLY): (2)
Company-owned operations	$231.60	$241.35	(4.0)%
Franchise operations (3)	$216.61	$211.88	2.2%
DIY	$32.59	$32.28	1.0%

TAX OFFICES (at the peak of the tax season):
U.S. offices:
Total company-owned offices	6,356	6,690	(5.0)%
Total franchise offices	3,148	3,291	(4.3)%
Total U.S. offices	9,504	9,981	(4.8)%
International offices:
Canada	1,116	1,166	(4.3)%
Australia	466	453	2.9%
Total international offices	1,582	1,619	(2.3)%
Tax offices worldwide	11,086	11,600	(4.4)%

(1)
An assisted tax return is defined as a current or prior year individual tax return that has been accepted and paid for by the client. Also included are Tax Pro GoSM, Tax Pro ReviewSM, and business returns. A DIY return is defined as a return that has been electronically filed and accepted by the IRS. Also included are online returns paid and printed.

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

24	2019 Form 10-K | H&R Block, Inc.

Consolidated – Financial Results			(in 000s, except per share amounts)
Year ended April 30,	2019	2018	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$1,858,998	$1,947,160	$(88,162)	(4.5)%
U.S. royalties	243,541	245,444	(1,903)	(0.8)%
U.S. DIY tax preparation	260,082	243,159	16,923	7.0%
International revenues	220,562	227,266	(6,704)	(2.9)%
Revenues from Refund Transfers	169,985	171,959	(1,974)	(1.1)%
Revenues from Emerald Card®	98,256	102,640	(4,384)	(4.3)%
Revenues from Peace of Mind® Extended Service Plan	108,114	101,572	6,542	6.4%
Revenues from Tax Identity Shield®	35,661	28,823	6,838	23.7%
Interest and fee income on Emerald AdvanceTM	58,182	56,986	1,196	2.1%
Other	41,500	34,922	6,578	18.8%
Total revenues	3,094,881	3,159,931	(65,050)	(2.1)%

Compensation and benefits:
Field wages	751,392	740,675	10,717	1.4%
Other wages	217,061	191,981	25,080	13.1%
Benefits and other compensation	180,276	173,221	7,055	4.1%
	1,148,729	1,105,877	42,852	3.9%
Occupancy	401,341	401,524	(183)	—%
Marketing and advertising	269,807	249,142	20,665	8.3%
Depreciation and amortization	166,695	183,295	(16,600)	(9.1)%
Bad debt	70,695	74,489	(3,794)	(5.1)%
Other (1)	421,822	393,554	28,268	7.2%
Total operating expenses	2,479,089	2,407,881	71,208	3.0%
Other income (expense), net	16,419	6,054	10,365	171.2%
Interest expense on borrowings	(87,051)	(89,372)	2,321	2.6%
Income from continuing operations before income taxes	545,160	668,732	(123,572)	(18.5)%
Income taxes	99,904	41,823	58,081	138.9%
Net income from continuing operations	445,256	626,909	(181,653)	(29.0)%
Net loss from discontinued operations	(22,747)	(13,760)	(8,987)	(65.3)%
Net income	$422,509	$613,149	$(190,640)	(31.1)%

Basic earnings (loss) per share:
Continuing operations	$2.16	$2.99	$(0.83)	(27.8)%
Discontinued operations	(0.11)	(0.06)	(0.05)	(83.3)%
Consolidated	$2.05	$2.93	$(0.88)	(30.0)%

Diluted earnings (loss) per share:
Continuing operations	$2.15	$2.98	$(0.83)	(27.9)%
Discontinued operations	(0.11)	(0.07)	(0.04)	(57.1)%
Consolidated	$2.04	$2.91	$(0.87)	(29.9)%

EBITDA from continuing operations (2)	$798,906	$941,399	$(142,493)	(15.1)%
EBITDA margin of continuing operations (2)	25.8%	29.8%	(4.0)%	(13.4)%

(1)	We reclassified $31.0 million of supplies expense from its own financial statement line to other expenses for fiscal year 2018 to conform to the current year presentation.

(2)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

FISCAL 2019 COMPARED TO FISCAL 2018
Revenues decreased $65.1 million, or 2.1%, compared to the prior year.
U.S. assisted tax preparation fees decreased $88.2 million, or 4.5%, primarily due to a decrease in net average charge of 4.0% due to lower prices.
U.S. DIY tax preparation fees increased $16.9 million, or 7.0%, primarily due to higher online volumes.

H&R Block, Inc. | 2019 Form 10-K	25

Total operating expenses increased $71.2 million or 3.0% from the prior year. Field wages increased $10.7 million, or 1.4%, due to higher office labor cost, including short-term incentives. Other wages increased $25.1 million, or 13.1%, primarily due to higher information technology wages and short-term incentive increases. Occupancy expenses were consistent with the prior year, largely due to prior year write-offs of leasehold improvements for approximately 400 offices that we decided to permanently close, offset by lease buyout payments related to those offices in the current year. Marketing expenses increased $20.7 million, or 8.3%, primarily due to higher online advertising. Depreciation and amortization decreased $16.6 million, or 9.1%, primarily due to lower depreciation on equipment and amortization of internally developed software.
Other expenses increased $28.3 million, or 7.2%, primarily associated with increased investments in information technology. The components of other expenses are as follows:

Year ended April 30,	2019	2018	$ Change	% Change
Consulting and outsourced services	$107,907	$97,457	$10,450	10.7%
Bank partner fees	47,746	47,773	(27)	(0.1)%
Client claims and refunds	40,538	46,130	(5,592)	(12.1)%
Employee travel and related expenses	40,369	40,025	344	0.9%
Software and IT maintenance expenses	64,483	40,566	23,917	59.0%
Credit card/bank charges	30,681	32,736	(2,055)	(6.3)%
Insurance	14,219	8,448	5,771	68.3%
Legal fees and settlements	10,469	12,874	(2,405)	(18.7)%
Supplies	32,790	31,026	1,764	5.7%
Other	32,620	36,519	(3,899)	(10.7)%
	$421,822	$393,554	$28,268	7.2%

Pretax income for fiscal year 2019 decreased $123.6 million, or 18.5%. Net income from continuing operations decreased $181.7 million, or 29.0%, from the prior year. Income taxes increased $58.1 million from the prior year. The increase is due to our effective tax rate increasing to 18.3% compared to 6.3% in the prior year. The reduced effective tax rate in the prior year resulted primarily from the decrease in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The impact of the rate decrease is exaggerated in fiscal year 2018 due to the seasonality of our business and our differing year ends for corporate income tax filing and financial reporting purposes. See Item 8, note 10 to the consolidated financial statements for additional discussion.
Diluted earnings per share from continuing operations decreased 27.9% from the prior year to $2.15 due to lower net income offset by share repurchases during fiscal year 2019.
Losses of our discontinued mortgage operations resulted primarily from litigation expenses. See the discussion of the risk of contingent losses related to our discontinued operations in Item 1A, "Risk Factors" and in Item 8, notes 12 and 13 to the consolidated financial statements.
FISCAL 2018 COMPARED TO FISCAL 2017
The comparison of fiscal year 2018 to 2017 has been omitted from this Form 10–K, but can be found in our Form 10–K for the fiscal year ended April 30, 2018, filed on June 15, 2018.
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

26	2019 Form 10-K | H&R Block, Inc.

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
Sensitivity of Estimate to Change. It is reasonably possible that future litigation and other related loss contingencies may vary from the amounts accrued. Our estimate of the aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a liability has not been accrued but we believe a loss is reasonably possible. This aggregate range represents only those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. As of April 30, 2019, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, was not material.
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

H&R Block, Inc. | 2019 Form 10-K	27

See the additional discussion in Item 8, note 10 to the consolidated financial statements.
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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of April 30, 2019 are sufficient to meet our future operating and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for fiscal years 2019 and 2018. See Item 8 for the complete consolidated statements of cash flows for these periods.

		(in 000s)
Year ended April 30,	2019	2018
Net cash provided by (used in):
Operating activities	$606,538	$850,003
Investing activities	(155,131)	(112,057)
Financing activities	(403,695)	(190,664)
Effects of exchange rate changes on cash	(3,663)	(1,143)
Net change in cash and cash equivalents	$44,049	$546,139

Operating Activities. Cash provided by operating activities decreased $243.5 million from fiscal year 2018. The decrease from the prior year was primarily due to lower net income and higher taxes paid compared to the prior year.
Investing Activities. Cash used in investing activities totaled $155.1 million compared to $112.1 million in the prior year. This change is principally due to a $40.0 million investment in an available-for-sale debt security in the current fiscal year.
Financing Activities. Cash used in financing activities increased $213.0 million. This increase resulted primarily from higher share repurchase activity in the current year and lower stock option exercises compared to the prior year.
CASH REQUIREMENTS –
Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $205.5 million and $200.5 million in fiscal years 2019 and 2018, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.

28	2019 Form 10-K | H&R Block, Inc.

In September 2015, our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. As a part of the repurchase program, in the current year, we purchased $184.8 million of our common stock at an average price of $23.51 per share. See Item 8, note 8 to the consolidated financial statements for additional information.
In June 2019, our Board of Directors extended its previous share repurchase authorization for three years. Approximately $1.0 billion remains under this authorization, which now expires in June 2022. These repurchases may be effectuated through open market transactions, some of which may be effectuated under SEC Rule 10b5-1. The Company may cancel, suspend, or extend the time period for the purchase of shares at any time. Any repurchases will be funded primarily through available cash and cash from operations. Although we may continue to repurchase shares, there is no assurance that we will purchase up to the full Board authorization.
Capital Investment. Capital expenditures totaled $95.5 million and $98.6 million in fiscal years 2019 and 2018, respectively. In addition, we expended net cash totaling $43.6 million and $42.5 million in fiscal years 2019 and 2018, respectively, to acquire franchisee and competitor businesses. Our capital expenditures relate primarily to improvements to retail offices, as well as investments in computers, software and related assets.
As discussed in Item 1, Recent Developments, on June 10, 2019 we entered into a definitive agreement to acquire Wave, a rapidly growing financial solutions platform focused on changing the way small business owners manage their finances. Under the terms of the agreement, H&R Block will acquire all outstanding shares of Wave for $405 million, subject to customary adjustments for working capital, debt and transaction expenses. The acquisition will be funded with available cash.
FINANCING RESOURCES – We had no balance outstanding on our 2018 CLOC as of April 30, 2019. As of April 30, 2019, amounts available to borrow under the 2018 CLOC were limited by the debt-to-EBITDA covenant to approximately $1.2 billion; however, our cash needs at April 30 generally do not require us to borrow on our CLOC at that time. See Item 8, note 7 to the consolidated financial statements for discussion of the Senior Notes and our 2018 CLOC.
The following table provides ratings for debt issued by Block Financial as of April 30, 2019 and 2018:

As of	April 30, 2019			April 30, 2018
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Negative	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable
CASH AND OTHER ASSETS – As of April 30, 2019, we held cash and cash equivalents, excluding restricted amounts, of $1.6 billion, including $107.6 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of April 30, 2019.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $3.7 million during fiscal year 2019 compared to a decrease of $1.1 million in fiscal year 2018.

H&R Block, Inc. | 2019 Form 10-K	29

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – A summary of our borrowings and known or estimated contractual obligations as of April 30, 2019, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods is as follows:

(in 000s)
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt (including future interest payments)	$1,769,199	$72,688	$755,156	$563,792	$377,563
Contingent acquisition payments	11,111	6,768	4,343	—	—
Operating leases	573,311	232,175	262,793	69,100	9,243
Guaranty on Refund Advance loans	1,591	1,591	—	—	—
Total contractual cash obligations	$2,355,212	$313,222	$1,022,292	$632,892	$386,806

The table above does not reflect unrecognized tax benefits of $185.1 million due to the high degree of uncertainty regarding the future cash flows associated with these amounts.
EAs are originated by Axos and are offered from mid-November to mid-January. We purchase a 90% participation interest, at par, in all EAs originated by Axos in accordance with our participation agreement.
See discussion of contractual obligations and commitments in Item 8, within the notes to the consolidated financial statements.
REGULATORY ENVIRONMENT – The federal government, various state, local, provincial and foreign governments, and some self-regulatory organizations have enacted statutes and ordinances, or adopted rules and regulations, regulating aspects of our business. These aspects include, but are not limited to, commercial income tax return preparers, income tax courses, the electronic filing of income tax returns, the offering of RTs, privacy and data security, consumer protection, advertising, franchising, antitrust and competition, sales methods and banking. We work to comply with those laws that are applicable to us or our services or products, and we continue to monitor developments in the regulatory environment in which we operate.
On November 17, 2017, the CFPB published its final rule changing the regulation of certain consumer credit products, including payday loans, vehicle title loans, and high-cost installment loans (Payday Rule). Certain limited provisions of the Payday Rule became effective on January 16, 2018, but most provisions do not become effective until August 19, 2019. On November 6, 2018, a judge from the U.S. District Court for the Western District of Texas issued a stay of the August 19, 2019 compliance date until further notice from the Court. On February 6, 2019, the CFPB issued a notice of proposed rulemaking to delay the August 19, 2019 compliance date for the mandatory underwriting provisions of the Payday Rule for 15 months, until November 19, 2020. Also on February 6, 2019, the CFPB issued a separate notice of proposed rulemaking to rescind the Payday Rule’s mandatory underwriting requirements, including the ability to repay determination, for certain loans. On June 6, 2019, the CFPB issued a final rule delaying the August 19, 2019 compliance date for the mandatory underwriting provisions until November 19, 2020.
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
From time to time, we receive inquiries from governmental authorities regarding the applicability of laws to our services and products and other matters relating to our business. We cannot predict what effect future laws, changes in interpretations of existing laws or the results of future governmental inquiries with respect to services and products or other matters relating to our business may have on our consolidated financial position, results of operations and cash flows. We have received certain governmental inquiries relating to our IRS Free File Program. We may also be subject to future inquiries or other proceedings regarding this program or other aspects of our business. Regulatory inquiries may result in the incurrence of additional expense, diversion of management's attention, adverse judgments,

30	2019 Form 10-K | H&R Block, Inc.

settlements, fines, penalties, injunctions or other relief. See additional discussion of legal matters in Item 8, note 13 to the consolidated financial statements.
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
The following is a reconciliation of EBITDA from continuing operations to net income:

		(in 000s)
Year ended April 30,	2019	2018
Net income - as reported	$422,509	$613,149
Discontinued operations, net	22,747	13,760
Net income from continuing operations - as reported	445,256	626,909
Add back:
Income taxes of continuing operations	99,904	41,823
Interest expense of continuing operations	87,051	89,372
Depreciation and amortization of continuing operations	166,695	183,295
	353,650	314,490
EBITDA from continuing operations	$798,906	$941,399

EBITDA margin from continuing operations (1)	25.8%	29.8%

(1)	EBITDA margin from continuing operations is computed as EBITDA from continuing operations divided by revenues from continuing operations.
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
As our CLOC borrowings are generally seasonal, interest rate risk typically increases through our third fiscal quarter and is largely eliminated by fiscal year end. While the market value of our CLOC borrowings is relatively insensitive to interest rate changes, interest expense on CLOC borrowings will increase and decrease with changes in the underlying short-term interest rates. We had no balance outstanding under the 2018 CLOC as of April 30, 2019.
Our long-term debt as of April 30, 2019, consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings until these notes mature or are refinanced. The fixed-rate interest payable on our Senior Notes is subject to adjustment based upon our credit ratings. See Item 8, note 7 to the consolidated financial statements.

H&R Block, Inc. | 2019 Form 10-K	31

FOREIGN EXCHANGE RATE RISK
Our operations in international markets are exposed to movements in currency exchange rates. The currencies primarily involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders' equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $3.7 million during fiscal year 2019 compared to a decrease of $1.1 million in fiscal year 2018. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income in fiscal years 2019 and 2018 by $2.5 million and $2.0 million, respectively, and cash balances, excluding restricted balances, as of April 30, 2019 and 2018 by $9.4 million and $9.0 million, respectively.
We generally use foreign exchange forward contracts to mitigate foreign currency exchange rate risk for loans we advance to our Canadian operations. We had no forward contracts outstanding at April 30, 2019 or 2018 .
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
Deloitte & Touche LLP audited our consolidated financial statements for fiscal years 2019, 2018 and 2017. The audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework, as of April 30, 2019.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2019, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO, using the 2013 framework. The Company's external auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

32	2019 Form 10-K | H&R Block, Inc.

/s/ Jeffrey J. Jones II	/s/ Tony G. Bowen
Jeffrey J. Jones II	Tony G. Bowen
President and Chief Executive Officer	Chief Financial Officer

H&R Block, Inc. | 2019 Form 10-K	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
H&R Block, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the "Company") as of April 30, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

/s/ Deloitte & Touche LLP
Kansas City, Missouri
June 14, 2019
We have served as the Company's auditor since 2007.

34	2019 Form 10-K | H&R Block, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
H&R Block, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the “Company”) as of April 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2019, of the Company and our report dated June 14, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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

/s/ Deloitte & Touche LLP
Kansas City, Missouri
June 14, 2019

H&R Block, Inc. | 2019 Form 10-K	35

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME		(in 000s, except per share amounts)
Year ended April 30,	2019	2018	2017
REVENUES:
Service revenues	$2,691,727	$2,766,426	$2,648,349
Royalty, product and other revenues	403,154	393,505	387,965
	3,094,881	3,159,931	3,036,314
OPERATING EXPENSES:
Costs of revenues	1,756,922	1,739,729	1,644,377
Selling, general and administrative	722,167	668,152	675,953
Total operating expenses	2,479,089	2,407,881	2,320,330

Other income (expense), net	16,419	6,054	6,254
Interest expense on borrowings	(87,051)	(89,372)	(92,951)
Income from continuing operations before income taxes	545,160	668,732	629,287
Income taxes	99,904	41,823	208,370
Net income from continuing operations	445,256	626,909	420,917
Net loss from discontinued operations, net of tax benefits of $6,788, $7,016 and $6,986	(22,747)	(13,760)	(11,972)
NET INCOME	$422,509	$613,149	$408,945

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$2.16	$2.99	$1.97
Discontinued operations	(0.11)	(0.06)	(0.05)
Consolidated	$2.05	$2.93	$1.92

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$2.15	$2.98	$1.96
Discontinued operations	(0.11)	(0.07)	(0.05)
Consolidated	$2.04	$2.91	$1.91

COMPREHENSIVE INCOME:
Net income	$422,509	$613,149	$408,945
Unrealized gains (losses) on securities, net of taxes	—	1	(16)
Change in foreign currency translation adjustments	(6,113)	995	(4,050)
Other comprehensive income (loss)	(6,113)	996	(4,066)
Comprehensive income	$416,396	$614,145	$404,879

See accompanying notes to consolidated financial statements.

36	2019 Form 10-K | H&R Block, Inc.

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of April 30,	2019	2018
ASSETS
Cash and cash equivalents	$1,572,150	$1,544,944
Cash and cash equivalents - restricted	135,577	118,734
Receivables, less allowance for doubtful accounts of $67,228 and $81,813	138,965	146,774
Prepaid expenses and other current assets	146,667	81,261
Total current assets	1,993,359	1,891,713
Property and equipment, at cost, less accumulated depreciation and amortization of $745,761 and $745,397	212,092	231,888
Intangible assets, net	342,493	373,981
Goodwill	519,937	507,871
Deferred tax assets and income taxes receivable	141,979	34,095
Other noncurrent assets	90,085	101,401
Total assets	$3,299,945	$3,140,949
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$249,525	$251,975
Accrued salaries, wages and payroll taxes	196,527	141,499
Accrued income taxes and reserves for uncertain tax positions	271,973	263,050
Current portion of long-term debt	—	1,026
Deferred revenue and other current liabilities	204,976	186,101
Total current liabilities	923,001	843,651
Long-term debt	1,492,629	1,494,609
Deferred tax liabilities and reserves for uncertain tax positions	197,906	229,430
Deferred revenue and other noncurrent liabilities	144,882	179,548
Total liabilities	2,758,418	2,747,238

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 238,336,760 and 246,198,878	2,383	2,462
Additional paid-in capital	767,636	760,250
Accumulated other comprehensive loss	(20,416)	(14,303)
Retained earnings	499,386	362,980
Less treasury shares, at cost, of 36,377,441 and 36,944,789	(707,462)	(717,678)
Total stockholders' equity	541,527	393,711
Total liabilities and stockholders' equity	$3,299,945	$3,140,949

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2019 Form 10-K	37

CONSOLIDATED STATEMENTS OF CASH FLOWS			(in 000s)
Year ended April 30,	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$422,509	$613,149	$408,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,695	183,295	182,168
Provision for bad debt	70,569	74,489	52,776
Deferred taxes	1,129	112,140	46,455
Stock-based compensation	23,767	21,954	19,285
Changes in assets and liabilities, net of acquisitions:
Receivables	(73,648)	(63,935)	(80,210)
Prepaid expenses, other current and noncurrent assets	(4,503)	(6,453)	(8,569)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	54,827	(10,532)	(7,683)
Deferred revenue, other current and noncurrent liabilities	(13,758)	9,127	(55,684)
Income tax receivables, accrued income taxes and income tax reserves	(36,824)	(75,491)	129
Other, net	(4,225)	(7,740)	(5,415)
Net cash provided by operating activities	606,538	850,003	552,197
CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments and sales of mortgage loans and real estate owned, net	—	—	207,174
Capital expenditures	(95,490)	(98,583)	(89,255)
Payments made for business acquisitions, net of cash acquired	(43,637)	(42,539)	(54,816)
Franchise loans funded	(19,922)	(22,320)	(34,473)
Payments from franchisees	32,671	39,968	61,437
Other, net	(28,753)	11,417	9,252
Net cash provided by (used in) investing activities	(155,131)	(112,057)	99,319
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(720,000)	(830,000)	(1,700,000)
Proceeds from line of credit borrowings	720,000	830,000	1,700,000
Dividends paid	(205,461)	(200,469)	(187,115)
Repurchase of common stock, including shares surrendered	(189,912)	(9,147)	(322,850)
Proceeds from exercise of stock options	2,532	28,340	2,371
Other, net	(10,854)	(9,388)	(22,830)
Net cash used in financing activities	(403,695)	(190,664)	(530,424)

Effects of exchange rate changes on cash	(3,663)	(1,143)	(4,464)

Net increase in cash and cash equivalents, including restricted balances	44,049	546,139	116,628
Cash, cash equivalents and restricted cash, beginning of the year	1,663,678	1,117,539	1,000,911
Cash, cash equivalents and restricted cash, end of the year	$1,707,727	$1,663,678	$1,117,539

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$132,982	$8,276	$163,539
Interest paid on borrowings	82,442	84,320	87,185
Accrued additions to property and equipment	6,159	3,010	2,433

See accompanying notes to consolidated financial statements.

38	2019 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity (Deficiency)
	Shares	Amount				Shares	Amount
Balances as of May 1, 2016	260,219	$2,602	$758,230	$(11,233)	$40,347	(39,701)	$(766,843)	$23,103
Net income	—	—	—	—	408,945	—	—	408,945
Other comprehensive loss	—	—	—	(4,066)	—	—	—	(4,066)
Stock-based compensation	—	—	19,285	—	—	—	—	19,285
Stock-based awards exercised or vested	—	—	(14,191)	—	(1,915)	928	17,921	1,815
Acquisition of treasury shares	—	—	—	—	—	(255)	(5,830)	(5,830)
Repurchase and retirement of common shares	(14,020)	(140)	(8,412)	—	(308,468)	—	—	(317,020)
Cash dividends declared - $0.88 per share	—	—	—	—	(187,115)	—	—	(187,115)
Balances as of April 30, 2017	246,199	2,462	754,912	(15,299)	(48,206)	(39,028)	(754,752)	(60,883)
Net income	—	—	—	—	613,149	—	—	613,149
Other comprehensive income	—	—	—	996	—	—	—	996
Stock-based compensation	—	—	21,713	—	—	—	—	21,713
Stock-based awards exercised or vested	—	—	(16,375)	—	(1,494)	2,389	46,221	28,352
Acquisition of treasury shares	—	—	—	—	—	(306)	(9,147)	(9,147)
Cash dividends declared - $0.96 per share	—	—	—	—	(200,469)	—	—	(200,469)
Balances as of April 30, 2018	246,199	2,462	760,250	(14,303)	362,980	(36,945)	(717,678)	393,711
Cumulative effect of ASU 2016-16(1)	—	—	—	—	100,950	—	—	100,950
Net income	—	—	—	—	422,509	—	—	422,509
Other comprehensive loss	—	—	—	(6,113)	—	—	—	(6,113)
Stock-based compensation	—	—	23,510	—	—	—	—	23,510
Stock-based awards exercised or vested	—	—	(11,407)	—	(1,550)	787	15,290	2,333
Acquisition of treasury shares	—	—	—	—	—	(219)	(5,074)	(5,074)
Repurchase and retirement of common shares	(7,862)	(79)	(4,717)	—	(180,042)	—	—	(184,838)
Cash dividends declared - $1.00 per share	—	—	—	—	(205,461)	—	—	(205,461)
Balances as of April 30, 2019	238,337	$2,383	$767,636	$(20,416)	$499,386	(36,377)	$(707,462)	$541,527

(1) See note 1, New Accounting Pronouncements, Income Taxes for additional information. See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2019 Form 10-K	39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our subsidiaries provide assisted, DIY, and virtual tax return preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our financial partners, to the general public primarily in the United States (U.S.), Canada, Australia, and their respective territories. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an internet review) or prepared and filed by our clients through our DIY tax solutions.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and our subsidiaries. Intercompany transactions and balances have been eliminated.
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See notes 12 and 13 for additional information on litigation, claims, and other loss contingencies related to our discontinued operations.
SEGMENT INFORMATION – We operate as a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation services seamlessly.
MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the evaluation of contingent losses arising from our discontinued mortgage business, contingent losses associated with pending claims and litigation and reserves for uncertain tax positions. Estimates have been prepared based on the best information available as of each balance sheet date. As such, actual results could differ materially from those estimates.
CASH AND CASH EQUIVALENTS – All non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents.
Outstanding checks in excess of funds on deposit (book overdrafts) included in accounts payable totaled $20.9 million and $27.2 million as of April 30, 2019 and 2018, respectively.
CASH AND CASH EQUIVALENTS – RESTRICTED – Cash and cash equivalents – restricted consists primarily of cash held by our captive insurance subsidiary that is expected to be used to pay claims.
RECEIVABLES AND RELATED ALLOWANCES – Our trade receivables consist primarily of accounts receivable from tax clients for tax return preparation and related fees. The allowance for doubtful accounts for these receivables requires management's judgment regarding collectibility and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Credit losses from tax clients for tax return preparation and related fees are not specifically identified and charged off; instead they are evaluated on a pooled basis. At the end of the fiscal year the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons. We establish an allowance for doubtful accounts at an amount that we believe represents the net realizable value. In December of each year we charge-off the receivables to an amount we believe represents the net realizable value.
Our financing receivables consist primarily of participations in H&R Block Emerald Advance® lines of Credit (EAs), loans made to franchisees, and amounts due under H&R Block Instant RefundTM (Instant Refund).
Our accounting policies related to receivables and related allowances are discussed further in note 4.
INVESTMENTS – In April 2019, we made a $40.0 million investment in a debt security classified as available-for-sale which has a maturity of less than one year. The fair value of our investment was approximately $40.0 million at April 30, 2019 and is included in prepaid and other current assets in the consolidated balance sheet.

40	2019 Form 10-K | H&R Block, Inc.

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
Substantially all of our operations are conducted in leased premises. For all lease agreements, including those with escalating rent payments or rent holidays, we recognize rent expense on a straight-line basis.
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

▪
Receivables, net - long-term - The carrying values for the long-term portion of loans to franchisees approximate fair market value due to variable interest rates, low historical delinquency rates and franchise territories serving as collateral (Level 1). Long-term EA, Refund Transfer (RT) and Instant Refund receivables are carried at net realizable value which approximates fair value (Level 3). Net realizable value is determined based on historical and projected collection rates.

▪	Investments - The fair value of our investment in debt securities approximates the carrying amount and is primarily based on estimated future discounted cash flows (Level 3).

▪	Long-term debt - The fair value of our Senior Notes is based on quotes from multiple banks (Level 2). See note 7 for fair value.

▪	Contingent consideration - Fair value approximates the carrying amount (Level 3). See note 12 for the carrying amount.
ADVERTISING EXPENSE – Advertising costs for radio, television and online ads are expensed over the course of the tax season, with print and mailing advertising expensed as incurred. Marketing and advertising expenses totaled $269.8 million, $249.1 million and $261.3 million in fiscal years 2019, 2018 and 2017, respectively.
EMPLOYEE BENEFIT PLANS – We have a 401(k) defined contribution plan covering eligible full-time and seasonal employees following the completion of an eligibility period. Employer contributions to this plan are discretionary and

H&R Block, Inc. | 2019 Form 10-K	41

totaled $19.3 million, $16.4 million and $13.8 million for continuing operations in fiscal years 2019, 2018 and 2017, respectively.
We have severance plans covering executives and eligible regular full-time or part-time active employees who incur a qualifying termination. Expenses related to severance benefits of continuing operations totaled $5.0 million, $4.0 million and $5.6 million in fiscal years 2019, 2018 and 2017, respectively.
NEW ACCOUNTING PRONOUNCEMENTS –
Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," (ASU 2014-09), which is a comprehensive new revenue recognition model that requires an entity to recognize the amount of revenue which reflects the consideration it expects to receive in exchange for the transfer of the promised goods or services to customers. This ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract, and clarifies guidance for multiple-element arrangements. This guidance replaced most existing revenue recognition guidance in GAAP when it became effective. The new standard was effective for us on May 1, 2018, and we adopted using the full retrospective transition method. The adoption of this guidance did not have a significant impact on our consolidated financial statements. See note 2 for additional information.
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
Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases" (ASU 2016-02), which will require the recognition of lease assets and lease liabilities by lessees for leases previously classified as operating leases. ASU 2016-02 also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. This guidance will be effective for us on May 1, 2019. In July 2018, the FASB approved an amendment to the new guidance that provides an alternative transition method which allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which is it adopted, rather than at the beginning of the earliest comparative period). We will adopt ASU 2016-02 using the alternative transition method, and we expect that adoption of the new standard will require changes to our internal controls over financial reporting.
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
Revenue is recognized upon satisfaction of performance obligations by the transfer of a product or service to the customer. Revenue is the amount of consideration we expect to receive for our services and products and excludes sales taxes. The majority of our products and services have multiple performance obligations. For our tax preparation services, the various performance obligations are generally provided simultaneously at a point in time, and revenue

42	2019 Form 10-K | H&R Block, Inc.

is recognized at that time. We have certain services and products where we have multiple performance obligations that are provided at various points in time. For these services and products, we allocate the transaction price to the various performance obligations based on relative standalone selling prices and recognize the revenue when the respective performance obligations have been satisfied. We have determined that our contracts do not contain a significant financing component.
The majority of our revenues are from our U.S. business. The following table disaggregates our U.S. revenues by major service line, with all international businesses included in a single line, which consists primarily of tax preparation revenues:

			(in 000s)
Year ended April 30,	2019	2018	2017
Revenues:
U.S. assisted tax preparation	$1,858,998	$1,947,160	$1,902,212
U.S. royalties	243,541	245,444	250,270
U.S. DIY tax preparation	260,082	243,159	219,123
International revenues	220,562	227,266	210,320
Revenues from Refund Transfers	169,985	171,959	148,212
Revenues from Emerald Card®	98,256	102,640	95,221
Revenues from Peace of Mind® Extended Service Plan	108,114	101,572	92,820
Revenues from Tax Identity Shield®	35,661	28,823	21,054
Interest and fee income on Emerald AdvanceTM	58,182	56,986	57,022
Other	41,500	34,922	40,060
Total revenues	$3,094,881	$3,159,931	$3,036,314

Assisted tax preparation revenues are recorded when a completed return is electronically filed or accepted by the customer. The value of point-of-sale discounts and coupons are recorded as a reduction of revenue.
Royalties are based on contractual percentages of franchise gross receipts and are generally recorded in the period in which the services are provided by the franchisee to the customer.
DIY tax preparation revenues consist of online tax preparation fees, desktop software and fees for electronic filing.

▪	Online tax preparation revenues are recorded when a completed return is electronically filed or accepted by the customer.

▪
Revenue from the sale of DIY desktop software is recognized when the product is sold to the end user. Rebates and other incentives paid in connection with these sales are recorded as a reduction of revenue.

▪	Fees for electronic filing of tax returns are recorded when the return is electronically filed.
Revenues from Refund Transfers are recognized when the Internal Revenue Service (IRS) acknowledgment is received and the bank account is established at Axos Bank, formerly known as BofI Federal Bank, a federal savings bank (Axos).
Revenues from Emerald Card® consists of interchange income from the use of debit cards and fees from the use of ATM networks, net of volume-based amounts retained by Axos in connection with our agreement. Interchange income is a fee paid by a merchant bank to Axos through the interchange network. Net revenue associated with our Emerald Card® is recognized based on cardholder transactions.
Revenues from Peace of Mind® Extended Service Plan (POM) are initially deferred and recognized over the term of the plan, based on the historical pattern of actual claims paid, as claims paid represent the transfer of POM services to the customer. The plan is effective for the life of the tax return, which can be up to six years; however, the majority of claims are incurred in years two and three after the sale of POM. POM has multiple performance obligations where we represent our clients if they are audited by a taxing authority, and assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to H&R Block. Incremental wages are also deferred and recognized over the term of the plan.

43	2019 Form 10-K | H&R Block, Inc.

Changes in the balances of deferred revenue and wages for POM are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Year ended April 30,	2019	2018	2019	2018
Balance, beginning of the year	$218,274	$211,223	$32,683	$31,344
Amounts deferred	120,163	122,650	13,336	18,148
Amounts recognized on previous deferrals	(125,926)	(115,599)	(18,713)	(16,809)
Balance, end of the year	$212,511	$218,274	$27,306	$32,683

As of April 30, 2019, deferred revenue related to POM was $212.5 million. We expect that $119.2 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following sixty months. The related liabilities are included in deferred revenue and other liabilities in the consolidated balance sheets. The related assets are included in prepaid expenses and other current assets or other noncurrent assets.
Revenues from Tax Identity Shield (TIS) are initially deferred and are recognized as the various services are provided to the client, either by us or a third party, throughout the term of the contract, which ends on April 30th of the following year. TIS has multiple performance obligations where we provide clients assistance in helping protect their tax identity and access to services to help restore their tax identity, if necessary. Protection services include a daily scan of the dark web for personal information, a monthly scan for social security number in credit header data (new in fiscal year 2019), a pre-tax season identity theft risk assessment (only available to clients having returns prepared in retail offices), notifying clients if their information is detected on a tax return filed through H&R Block, and obtaining additional IRS identity protections when eligible.
As of April 30, 2019, and 2018, TIS deferred revenue was $29.7 million and $36.4 million, respectively. The related liabilities are included in deferred revenue and other current liabilities in the consolidated balance sheets. All deferred revenue related to TIS as of April 30, 2019 will be recognized within the next twelve months. All amounts deferred as of April 30, 2018 were recognized as revenues in the fiscal year ended April 30, 2019.
Interest and fee income on Emerald AdvanceTM lines of credit (EAs) is recorded over the life of the underlying loan.
Service revenues consist of assisted and online tax preparation revenues, fees for electronic filing, revenues from RTs, Emerald Card, POM and TIS.
A significant portion of our accounts receivable balances arise from services and products that we provide to our customers, with the exception of those related to EAs, which arise from purchased participation interests with Axos. The majority of our services and products must be paid for at the time of service, and therefore no receivable is recorded unless an RT is purchased. Generally the prices of our services and products are fixed and determinable at the time of sale. For our RT product, we record a receivable for our fees which is then collected at the time the IRS issues the client’s refund. Our receivables from customers are generally collected on a periodic basis during and subsequent to the tax season. See note 4 for our accounts receivable balances.
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

44	2019 Form 10-K | H&R Block, Inc.

The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
Year ended April 30,	2019	2018	2017
Net income from continuing operations attributable to shareholders	$445,256	$626,909	$420,917
Amounts allocated to participating securities	(1,040)	(1,492)	(1,005)
Net income from continuing operations attributable to common shareholders	$444,216	$625,417	$419,912

Basic weighted average common shares	205,372	208,824	212,809
Potential dilutive shares	1,352	1,389	1,286
Dilutive weighted average common shares	206,724	210,213	214,095
Earnings per share from continuing operations attributable to common shareholders:
Basic	$2.16	$2.99	$1.97
Diluted	2.15	2.98	1.96

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.4 million, 0.6 million and 0.3 million shares of stock for fiscal years 2019, 2018 and 2017, respectively, as the effect would be antidilutive.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of April 30,	2019		2018
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$22,427	$35,325	$30,596	$35,212
Receivables for U.S. assisted and DIY tax preparation and related fees	34,284	3,716	41,572	5,503
H&R Block Instant RefundTM receivables	37,319	1,701	27,192	2,057
H&R Block Emerald Advance® lines of credit	8,546	12,418	15,642	5,754
Software receivables from retailers	9,354	—	6,769	—
Royalties and other receivables from franchisees	11,888	97	9,239	761
Other	15,147	2,382	15,764	3,147
	$138,965	$55,639	$146,774	$52,434

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
Loans to Franchisees. Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding off-season working capital needs. As of April 30, 2019 and 2018, loans with a principal balance of $0.8 million and $0.1 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status as of April 30, 2019 or 2018.
The credit quality of these receivables is assessed at origination at an individual franchisee level. Payment history is monitored on a regular basis. Based upon our internal analysis and underwriting activities, we believe all loans to franchisees are of similar credit quality. Loans are evaluated for collectibility when they become delinquent or more than 90 days past due. Amounts deemed to be uncollectible are written off to bad debt expense and bad debt related to these loans has typically been immaterial. Additionally, the franchise territory serves as additional protection in the event a franchisee defaults on the loan, as we may revoke franchise rights, write off the remaining balance of the loan and refranchise the territory or begin operating it as company-owned.
H&R Block Instant RefundTM. Our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), in exchange for a fee. The total fee we charge for this service is mandated by legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the

H&R Block, Inc. | 2019 Form 10-K	45

refund is then sent by the CRA directly to us. The amount we advance to clients under this program is the amount of their estimated refund, less our fees, any amounts expected to be withheld by the CRA for amounts the client may owe to government authorities and any amounts owed to us from prior years. The CRA's system for tracking amounts due to various government agencies also indicates if the client has already filed a return, does not exist in the CRA's records, or is bankrupt. This serves to greatly reduce the amounts of uncollectible receivables and the risk of fraudulent returns. H&R Block Instant RefundTM amounts are generally received from the CRA within 60 days of filing the client's return, with the remaining balance collectible from the client.
Credit losses from these receivables are not specifically identified and charged off; instead we review the credit quality of these receivables on a pooled basis, segregated by the year of origination with older years being deemed more unlikely to be repaid. At the end of the fiscal year, the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons. We establish an allowance for doubtful accounts at an amount that we believe represents the net realizable value. In December of each year we charge-off the receivables to an amount we believe represents the net realizable value.
Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by year of origination, as of April 30, 2019 are as follows:

		(in 000s)
Year of Origination	Current Balance	Non-Accrual

2019	$40,591	$1,486
2018 and prior	553	553
	41,144	$2,039
Allowance	(2,124)
Net balance	$39,020

H&R Block Emerald Advance® lines of credit. EAs are typically offered to clients in our offices from mid-November through mid-January, currently in an amount not to exceed $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be utilized year-round. EA balances require an annual paydown on February 15th, and any amounts unpaid are placed on non-accrual status as of March 1st. Payments on past due amounts are applied to principal. These lines of credit are offered by Axos. We purchase participation interests in their loans, as discussed further in note 12.
Credit losses from EAs are not specifically identified and charged off; instead we review the credit quality of these receivables on a pooled basis, segregated by the year of origination with older years being deemed more unlikely to be repaid. At the end of the fiscal year, the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons. We establish an allowance for doubtful accounts at an amount that we believe represents the net realizable value. In December of each year we charge-off the receivables to an amount we believe represents the net realizable value.
Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by year of origination as of April 30, 2019, are as follows:

		(in 000s)
Year of Origination	Current Balance	Non-Accrual

2019	$27,841	$27,841
2018 and prior	7,425	7,425
Revolving loans	13,233	11,217
	48,499	$46,483
Allowance	(27,535)
Net balance	$20,964

46	2019 Form 10-K | H&R Block, Inc.

Allowance for Doubtful Accounts. Activity in the allowance for doubtful accounts for EAs and all other short-term and long-term receivables for the years ended April 30, 2019 , 2018, and 2017 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2016	$9,007	$49,383	$58,390
Provision	12,713	40,063	52,776
Charge-offs, recoveries and other	(11,597)	(42,894)	(54,491)
Balances as of April 30, 2017	10,123	46,552	56,675
Provision	16,499	57,990	74,489
Charge-offs, recoveries and other (1)	—	(49,351)	(49,351)
Balances as of April 30, 2018	26,622	55,191	81,813
Provision	17,272	53,297	70,569
Charge-offs, recoveries and other	(16,359)	(54,550)	(70,909)
Balances as of April 30, 2019	$27,535	$53,938	$81,473

(1) There were no charge-offs related to EAs in fiscal year 2018 based on the timing of when charge-offs were performed.
NOTE 5: PROPERTY AND EQUIPMENT
The components of property and equipment, net of accumulated depreciation and amortization, are as follows:

(in 000s)
As of April 30,	2019	2018
Buildings	$59,943	$62,451
Computers and other equipment	87,102	91,388
Leasehold improvements	59,941	69,029
Purchased software	3,728	7,642
Land and other non-depreciable assets	1,378	1,378
	$212,092	$231,888

Depreciation and amortization expense of property and equipment for continuing operations for fiscal years 2019, 2018 and 2017 was $93.5 million, $103.4 million and $103.2 million, respectively.
The carrying value of long-lived assets held outside the U.S., which is comprised primarily of property and equipment, totaled $23.6 million, $24.5 million and $21.0 million as of April 30, 2019, 2018 and 2017, respectively.
NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the years ended April 30, 2019 and 2018 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of May 1, 2017	$523,504	$(32,297)	$491,207
Acquisitions	15,983	—	15,983
Disposals and foreign currency changes, net	681	—	681
Impairments	—	—	—
Balances as of April 30, 2018	540,168	(32,297)	507,871
Acquisitions	13,656	—	13,656
Disposals and foreign currency changes, net	(1,590)	—	(1,590)
Impairments	—	—	—
Balances as of April 30, 2019	$552,234	$(32,297)	$519,937

We tested goodwill for impairment in the fourth quarter of fiscal year 2019, and did not identify any impairment.

H&R Block, Inc. | 2019 Form 10-K	47

Components of intangible assets are as follows:

(in 000s)
As of April 30,	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reacquired franchise rights	$350,410	$(136,345)	$214,065	$339,779	$(113,856)	$225,923
Customer relationships	274,838	(195,174)	79,664	256,137	(164,005)	92,132
Internally-developed software	139,239	(109,885)	29,354	140,255	(111,734)	28,521
Noncompete agreements	33,376	(31,446)	1,930	32,899	(29,673)	3,226
Franchise agreements	19,201	(13,334)	5,867	19,201	(12,054)	7,147
Purchased technology	54,700	(43,518)	11,182	54,700	(37,770)	16,930
Acquired assets pending final allocation (1)	431	—	431	102	—	102
	$872,195	$(529,702)	$342,493	$843,073	$(469,092)	$373,981

(1)    Represents recent business acquisitions for which final purchase price allocations have not yet been determined.
The increase in the gross carrying amount of intangible assets resulted primarily from the acquisition of approximately 175 offices to our company-owned and franchise network. The amounts and weighted-average lives of assets acquired during fiscal year 2019, including amounts capitalized and placed in service related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Reacquired franchise rights	$10,734	5
Customer relationships	18,851	5
Internally-developed software	8,854	3
Noncompete agreements	512	5
Total	$38,951	4

Amortization of intangible assets of continuing operations for the years ended April 30, 2019, 2018 and 2017 was $73.2 million, $79.9 million and $78.9 million, respectively. Estimated amortization of intangible assets for fiscal years 2020, 2021, 2022, 2023 and 2024 is $61.8 million, $45.2 million, $31.9 million, $18.3 million and $11.7 million, respectively.
NOTE 7: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
As of April 30,	2019	2018
Senior Notes, 4.125%, due October 2020 (1)	$650,000	$650,000
Senior Notes, 5.500%, due November 2022 (1)	500,000	500,000
Senior Notes, 5.250%, due October 2025 (1)	350,000	350,000
Capital lease obligation	—	5,628
Debt issuance costs and discounts	(7,371)	(9,993)
	1,492,629	1,495,635
Less: Current portion	—	(1,026)
	$1,492,629	$1,494,609

(1)
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

48	2019 Form 10-K | H&R Block, Inc.

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
The 2018 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2018 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2018 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of April 30, 2019.
As of April 30, 2019, amounts available to borrow under the 2018 CLOC were limited by the debt-to-EBITDA covenant to approximately $1.2 billion; however, our cash needs at April 30 generally do not require us to borrow on our CLOC at that time, and we had no balance outstanding under the 2018 CLOC as of April 30, 2019.
OTHER INFORMATION – The aggregate payments required to retire long-term debt are $650.0 million in fiscal year 2021, $500.0 million in fiscal year 2023, and $350.0 million in fiscal year 2026.
The estimated fair value of our long-term debt as of April 30, 2019 and 2018 totaled $1.6 billion and $1.5 billion, respectively.
In October 2018, we exercised a purchase option to acquire an office building previously recorded as a capital lease.
NOTE 8: STOCKHOLDERS' EQUITY
During fiscal year 2019, we repurchased and immediately retired 7.9 million shares of stock at an aggregate cost of $184.8 million, or an average price of $23.51 per share. We had no repurchases or retirements of common stock in fiscal year 2018. During fiscal year 2017, we repurchased and immediately retired 14.0 million shares of common stock at an aggregate cost of $317.0 million, or an average price of $22.61 per share.
As of April 30, 2019 and 2018, substantially all of the balance of our accumulated comprehensive loss consisted of foreign currency translation adjustments.
NOTE 9: STOCK-BASED COMPENSATION
We have a stock-based Long Term Incentive Plan (Plan), under which we can grant stock options, restricted shares, performance-based share units, restricted share units, deferred stock units and other forms of equity to employees, non-employee directors and consultants. Stock-based compensation expense of our continuing operations totaled $23.8 million, $22.0 million and $19.3 million in fiscal years 2019, 2018 and 2017, respectively, net of related tax benefits of $6.1 million, $6.9 million and $6.0 million, respectively. We realized tax benefits of $3.4 million, $15.3 million and $5.9 million in fiscal years 2019, 2018 and 2017, respectively.
As of April 30, 2019, we had 13.9 million shares reserved for future awards under our Plan. We issue shares from our treasury stock to satisfy the exercise or vesting of stock-based awards and believe we have adequate treasury stock balances available for future issuances.

H&R Block, Inc. | 2019 Form 10-K	49

We measure the fair value of options on the grant date or modification date using the Black-Scholes-Merton (Black-Scholes) option valuation model based upon the expected term of the options. We measure the fair value of nonvested shares and share units (other than performance-based nonvested share units) based on the closing price of our common stock on the grant date. We measure the fair value of performance-based nonvested share units based on the Monte Carlo valuation model, taking into account as necessary those provisions of the performance-based nonvested share units that are characterized as market conditions. We generally expense the grant-date fair value, net of estimated forfeitures, over the vesting period on a straight-line basis.
Options, nonvested shares and nonvested share units (other than performance-based nonvested share units) granted to employees typically vest pro-rata based upon service over a three-year period with a portion vesting each year. Performance-based nonvested share units granted to employees typically cliff vest at the end of a three-year period based upon satisfaction of both service-based and performance-based requirements. The number of performance-based share units that ultimately vest can range from zero up to 200 percent of the number granted, based on the form of the award, which can vary by year of grant. The performance metrics for these awards typically consist of earnings before interest, taxes, depreciation and amortization (EBITDA), EBITDA growth, return on equity, return on invested capital, total shareholder return or our stock price. Deferred stock units granted to non-employee directors vest when they are granted and are settled six months after the director separates from service as a director of the Company, except in the case of death.
All share units granted to employees and non-employee directors receive cumulative dividend equivalents to the extent of the units ultimately vesting at the time of distribution. Options granted under our Plan have a maximum contractual term of ten years.
NONVESTED SHARES AND SHARE UNITS – A summary of nonvested shares, nonvested share units and deferred stock units, including those that are performance-based, for the year ended April 30, 2019, is as follows:

(shares in 000s)
	Nonvested Shares, Nonvested Share Units, and Deferred Stock Units		Performance-Based Nonvested Share Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of the year	1,539	$25.54	1,127	$29.01
Granted	615	23.07	351	24.48
Released	(483)	26.40	(175)	29.32
Forfeited	(88)	26.10	(65)	29.88
Outstanding, end of the year	1,583	$24.34	1,238	$26.89

The total fair value of shares and units vesting during fiscal years 2019, 2018 and 2017 was $17.9 million, $22.6 million and $20.3 million, respectively. As of April 30, 2019, we had $25.6 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.
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

50	2019 Form 10-K | H&R Block, Inc.

Year ended April 30,	2019	2018	2017
Expected volatility	13.16% - 66.47%	13.33% - 81.19%	13.92% - 74.53%
Expected term	3 years	3 years	3 years
Dividend yield (1)	0% - 4.39%	0% - 3.23%	0% - 3.68%
Risk-free interest rate	2.61%	1.42% - 1.55%	0.84%
Weighted-average fair value	$24.48	$32.66	$25.38

(1)	The valuation model assumes that dividends are reinvested by the Company on a continuous basis.
STOCK OPTIONS – A summary of options for the fiscal year ended April 30, 2019, is as follows:

(in 000s, except per share amounts)
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of the year	481	$24.84
Granted	—	—
Exercised	(42)	18.39
Forfeited or expired	—	—
Outstanding, end of the year	439	$25.47	6 years	$1,504

Exercisable, end of the year	249	$22.49	5 years	$1,452
Exercisable and expected to vest	419	$25.27	6 years	$1,504

The total intrinsic value of options exercised during fiscal years 2019, 2018 and 2017 was $0.4 million, $18.9 million and $1.0 million, respectively. As of April 30, 2019, we had $0.6 million of total unrecognized compensation cost related to outstanding options. The cost is expected to be recognized over a weighted-average period of one year.
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
No stock options were granted in fiscal year 2019. The weighted-average fair values for stock options granted during fiscal years 2018 and 2017 were $5.02 and $3.31, respectively.
NOTE 10: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the IRS and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. Our U.S. federal income tax returns for 2015 and 2017 remain open for examination. During the current quarter, the IRS completed its examination of our 2016 federal income tax return. As a result, we consider 2016 to be closed for federal income tax purposes. Our U.S. federal income tax returns for 2014 and all prior periods are closed. With respect to state and local jurisdictions and countries outside of the U.S., we are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
On December 22, 2017, the U.S. government enacted legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Legislation), which made broad and complex changes to the U.S. tax code that impacted our financial statements, the most significant being a reduction in the U.S. federal corporate income tax rate from 35% to 21% and the imposition of a one-time transition tax on certain earnings of foreign subsidiaries. In addition, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 118 (SAB 118), which provided guidance on accounting for the tax effects of Tax Legislation. SAB 118 provided a measurement period that should not extend

H&R Block, Inc. | 2019 Form 10-K	51

beyond one year from the Tax Legislation’s enactment date for companies to complete their analysis and apply the provisions of Tax Legislation to their financial statements. During fiscal year 2019, we completed our accounting for all aspects of the Tax Legislation and our financial statements reflect the final effects of the Tax Legislation in computing our deferred taxes, the one-time transition tax, the tax on global intangible low taxed income (GILTI), unrecognized tax benefits, and the indirect impacts of the Tax Legislation on state and local taxes. The adjustments during the year were immaterial to the provisional amounts previously recorded. We have elected to account for GILTI as a period cost at the time it is incurred.
The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
Year ended April 30,	2019	2018	2017
Domestic	$389,319	$547,101	$535,378
Foreign	155,841	121,631	93,909
	$545,160	$668,732	$629,287

We operate in multiple income tax jurisdictions both within the United States and internationally. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on transfer pricing analyses of comparable companies and predictions of future economic conditions. Although these intercompany transactions reflect arm’s length terms and the proper transfer pricing documentation is in place, transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates.
The reconciliation between the income tax provision and the amount computed by applying the statutory U.S. federal tax rate to income taxes of continuing operations is as follows:

Year ended April 30,	2019	2018	2017
U.S. statutory tax rate	21.0%	21.0%	35.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	2.3%	2.2%	1.6%
Earnings taxed in foreign jurisdictions	(2.7)%	(4.9)%	(4.6)%
Permanent differences	0.3%	0.4%	(0.4)%
Uncertain tax positions	(2.3)%	3.6%	4.3%
Remeasurement of deferred tax assets and liabilities	0.2%	(2.6)%	—%
Tax benefit due to effective date of statutory rate change	—%	(15.9)%	—%
One-time transition tax	—%	2.9%	—%
Tax deductible write-down of foreign investment	—%	(2.4)%	—%
Change in valuation allowance - domestic	0.4%	1.1%	(0.1)%
Change in valuation allowance - foreign	(0.8)%	2.9%	0.3%
Other	(0.1)%	(2.0)%	(3.0)%
Effective tax rate	18.3%	6.3%	33.1%

The increase in the effective tax rate compared to the prior year is due to the impact of the reduction in the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, had in fiscal year 2018. The impact of the rate decrease was exaggerated in fiscal year 2018 due to the seasonality of our business and our differing year ends for corporate income tax filing and financial reporting purposes, which is included as "tax benefit due to effective date of statutory rate change" in the table above. Our tax returns for the U.S. are filed on a calendar year-end basis. Therefore, pretax losses for the eight months ended December 31, 2017 resulted in income tax benefits based on the statutory rate of 35% while the pretax income generated in the four months ended April 30, 2018 was taxed at the statutory rate of 21%. The 21% corporate rate was effective for the entire fiscal year-end 2019.

52	2019 Form 10-K | H&R Block, Inc.

The components of income tax expense (benefit) for continuing operations are as follows:

(in 000s)
Year ended April 30,	2019	2018	2017
Current:
Federal	$74,993	$(53,630)	$147,961
State	12,345	25,240	15,118
Foreign	6,711	9,953	10,678
	94,049	(18,437)	173,757
Deferred:
Federal	6,625	50,505	39,299
State	(1,070)	24,666	(5,064)
Foreign	300	(14,911)	378
	5,855	60,260	34,613
Total income taxes for continuing operations	$99,904	$41,823	$208,370

The negative current federal income tax in fiscal year 2018 was primarily driven by the decrease in the federal income tax rate combined with the seasonality of our business and the differing year ends for corporate income tax filing and financial reporting purposes.
The net loss from discontinued operations for fiscal years 2019, 2018 and 2017 totaled $22.7 million, $13.8 million and $12.0 million, respectively, and was net of tax benefits of $6.8 million, $7.0 million and $7.0 million, respectively.
The significant components of deferred tax assets and liabilities are reflected in the following table:

(in 000s)
As of April 30,	2019	2018
Deferred tax assets:
Accrued expenses	$4,479	$3,847
Deferred revenue	9,603	9,482
Allowance for credit losses and related reserves	25,849	25,058
Internally-developed software	4,588	15,741
Deferred and stock-based compensation	5,970	4,526
Net operating loss carry-forward	72,618	69,567
Federal tax benefits related to state unrecognized tax benefits	20,141	15,738
Intangibles - intellectual property	93,300	—
Valuation allowance	(47,070)	(49,215)
Total deferred tax assets	189,478	94,744

Deferred tax liabilities:
Prepaid expenses and other	(8,592)	(8,986)
Property and equipment	(9,726)	(7,944)
Intangibles	(59,477)	(61,226)
Total deferred tax liabilities	(77,795)	(78,156)

Net deferred tax assets	$111,683	$16,588

Net deferred tax assets increased by $95.1 million during the current period primarily due to the adoption of ASU 2016-16, which is reflected by the increase in "intangibles - intellectual property" in the table above. See note 1 for additional information.

H&R Block, Inc. | 2019 Form 10-K	53

A reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the consolidated balance sheets is as follows:

(in 000s)
As of April 30,	2019	2018
Deferred income tax assets	$130,609	$29,455
Deferred tax liabilities	(18,926)	(12,867)
Net deferred tax asset	$111,683	$16,588

Changes in our valuation allowance for fiscal years 2019, 2018 and 2017 are as follows:

(in 000s)
Year ended April 30,	2019	2018	2017
Balance, beginning of the year	$49,215	$22,844	$21,515
Additions:
Charged to costs and expenses	2,302	26,371	3,281
Charged to other accounts	—	—	—
Deductions	(4,447)	—	(1,952)
Balance, end of the year	$47,070	$49,215	$22,844

Our valuation allowance on deferred tax assets (DTAs) decreased $2.1 million during the current period. The gross decrease in valuation allowance of $4.4 million was entirely offset by a write-off of certain net operating loss (NOL) DTAs primarily related to foreign losses no longer available to be utilized in future years. The $2.3 million increase in valuation allowance is a result of the expiration of certain state NOLs prior to usage.
Certain of our subsidiaries file stand-alone returns in various state, local and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. As of April 30, 2019, we had NOLs in various states and foreign jurisdictions. The amount of state and foreign NOLs vary by taxing jurisdiction. We maintain a valuation allowance of $24.2 million on state NOLs and $22.9 million on foreign NOLs for the portion of such losses that, more likely than not, will not be realized. Of the $25.5 million of net NOL DTAs, $3.2 million will expire in varying amounts during fiscal years 2020 through 2039 and the remaining $22.3 million has no expiration.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries; therefore, no provision has been made for income taxes that might be payable upon remittance of such earnings. The amount of unrecognized tax liability on these foreign earnings, net of expected foreign tax credits, is immaterial as of April 30, 2019.
Changes in unrecognized tax benefits for fiscal years 2019, 2018 and 2017 are as follows:

(in 000s)
Year ended April 30,	2019	2018	2017
Balance, beginning of the year	$186,061	$149,943	$111,514
Additions based on tax positions related to prior years	9,937	6,657	14,743
Reductions based on tax positions related to prior years	(42,647)	(25,259)	(8,469)
Additions based on tax positions related to the current year	38,611	68,292	33,264
Reductions related to settlements with tax authorities	(2,025)	(637)	(293)
Expiration of statute of limitations	(4,793)	(12,936)	(989)
Other	—	1	173
Balance, end of the year	$185,144	$186,061	$149,943

The total gross unrecognized tax benefit ending balance as of April 30, 2019, 2018 and 2017, includes $122.5 million, $132.4 million and $118.2 million, respectively, which if recognized, would impact our effective tax rate. The difference results from adjusting the gross balances for such items as federal, state and foreign deferred items, interest and

54	2019 Form 10-K | H&R Block, Inc.

deductible taxes. Reductions from prior year are primarily related to settlements with taxing authorities and expirations of statute of limitations.
We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $27.0 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations, anticipated closure of various tax matters currently under examination, and settlements with tax authorities. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The total gross interest and penalties accrued as of April 30, 2019, 2018 and 2017 totaled $22.4 million, $18.7 million and $21.0 million, respectively.
NOTE 11: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
Year ended April 30,	2019	2018	2017
Interest income	16,512	6,861	3,830
Foreign currency gains (losses), net	(233)	(165)	(1)
Other, net	140	(642)	2,425
	$16,419	$6,054	$6,254

NOTE 12: COMMITMENTS AND CONTINGENCIES
Assisted tax returns, as well as services provided under Tax Pro GoSM and Tax Pro ReviewSM, are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000, if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $9.9 million and $9.4 million as of April 30, 2019 and 2018, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Our liability related to acquisitions for estimated contingent consideration was $11.1 million and $12.1 million as of April 30, 2019 and 2018, respectively, with the short-term and long-term portions of this liability recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $30.4 million as of April 30, 2019, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $13.1 million.
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
We have a deferred compensation plan that permits certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in deferred revenue and other liabilities is $19.9 million and $23.3 million as of April 30, 2019 and 2018, respectively, reflecting our obligation under these plans.
Emerald AdvanceTM lines of credit are originated by Axos and are offered from mid-November to mid-January. We purchase a 90% participation interest, at par, in all EAs originated by Axos in accordance with our participation agreement. See note 4 for additional information about these balances.

H&R Block, Inc. | 2019 Form 10-K	55

On July 26, 2018, we entered into a Refund Advance Program Agreement and certain ancillary agreements with Axos, pursuant to which they originate and fund Refund Advance loans, and provide technology, software, and underwriting support services related to such loans during the 2019 tax season. Refund Advance loans are offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by the loan originator. We pay loan origination fees based on volume and customer type. The loan origination fees are intended to cover expected loan losses and payments to capital providers, among other items. We have provided two limited guarantees related to this agreement. We have provided a limited guarantee up to $7.5 million related to loans to clients prior to the IRS accepting electronic filing. We accrued an estimated liability of $1.6 million related to this guaranty at April 30, 2019 and 2018. We paid $1.5 million related to this guarantee for the fiscal year 2018 tax season. Additionally, we provided a limited guaranty for the remaining loans, up to $57 million in the aggregate, which would cover certain incremental loan losses. We were not required to make a payment in connection with this guarantee for the fiscal year 2018 tax season. Based on the performance of the remaining loans to date, we do not expect to pay any amounts related to this guaranty for the fiscal year 2019 tax season.
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
The majority of our lease portfolio consists of retail office space in the U.S., Canada and Australia. The contract terms for these retail offices average four years and generally are from May 1 to April 30. As individual leases expire, those leases are generally renegotiated. Future minimum operating lease commitments as of April 30, 2019, are as follows:

(in 000s)
2020	$232,175
2021	160,414
2022	102,379
2023	49,095
2024	20,005
2025 and beyond	9,243
$573,311

Rent expense of continuing operations for fiscal years 2019, 2018 and 2017 totaled $255.0 million, $245.9 million and $236.2 million, respectively.
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
SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. SCC’s loss estimate is based on the best information currently available, management judgment, developments in relevant case law, and the terms of bulk settlements. In periods when a liability is accrued for such loss contingencies, the liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. SCC had no liability accrued for these losses as of April 30, 2019 or April 30, 2018.
See note 13, which addresses contingent losses that may be incurred with respect to various indemnification or contribution claims by underwriters, depositors, and securitization trustees in securitization transactions in which SCC participated.

56	2019 Form 10-K | H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of April 30, 2019. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of April 30, 2019 and 2018, our total accrued liabilities were $1.9 million and $2.7 million, respectively.
Our estimate of the aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a liability has not been accrued but we believe a loss reasonably possible. This aggregate range only represents those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure.
Matters for which we are not currently able to estimate the reasonably possible loss or range of loss are not included in this range. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the reasonably possible loss or range of loss, such as precise information about the amount of damages or other remedies being asserted, the defenses to the claims being asserted, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts, or the status or terms of any settlement negotiations.
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of April 30, 2019, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
On a quarterly and annual basis, we review relevant information with respect to litigation and other loss contingencies and update our accruals, disclosures, and estimates of reasonably possible loss or range of loss based

H&R Block, Inc. | 2019 Form 10-K	57

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
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Free File Litigation. On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742) styled The People of the State of California v. H&R Block, Inc., et al. The complaint alleges that H&R Block engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting four years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On May 17, 2019, a putative class action complaint was filed against us in the Superior Court of the State of California, County of San Francisco (Case No. CGC-19576093) styled Pelanatita Olosoni and Derek Snarr v. H&R Block, Inc., et al. The plaintiffs seek to represent both nationwide classes and California subclasses of all persons who paid to file one or more federal tax returns through H&R Block’s internet-based filing system even though they were eligible to file those tax returns for free under IRS Free File or H&R Block Free File between May 17, 2015 and the present. The plaintiffs generally allege unlawful, unfair, fraudulent or deceptive business practices or acts in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., False Advertising, Business and Professions Code §§17500, et seq., and Unfair Competition Law, Business and Professions Code §§17200 et seq., in addition to breach of contract and unjust enrichment. The plaintiffs seek declaratory and injunctive relief, disgorgement, restitution, compensatory damages, attorneys’ fees and costs. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
We have also received and are responding to certain governmental inquiries relating to the IRS Free File Program.
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

58	2019 Form 10-K | H&R Block, Inc.

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
On May 31, 2012, a lawsuit was filed by Homeward Residential, Inc. (Homeward) in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index No. 651885/2012). SCC removed the case to the United States District Court for the Southern District of New York on June 28, 2012 (Case No. 12-cv-5067). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity, and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to SCC and to loans sold to the trust. The trust was originally collateralized with approximately 7,500 loans. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and as to the loans' compliance with its underwriting standards and the value of underlying real estate. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase, anticipatory breach, indemnity, and declaratory judgment. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. Discovery in the case is currently scheduled to close on September 30, 2019. A trial date has not yet been set. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The trust was originally collateralized with approximately 7,500 loans. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. On September 30, 2016, the court granted a motion allowing the plaintiff to file a second amended complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. SCC filed a motion for reconsideration, followed by a motion for leave to appeal the ruling, both of which were denied. On October 6, 2016, the plaintiff filed its second amended complaint. In response to a motion filed by SCC, the court dismissed the plaintiff's

H&R Block, Inc. | 2019 Form 10-K	59

claim for breach of one of the representations. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. The settlement payments that were made in fiscal year 2018 for representation and warranty claims are related to some of the loans in this case. Discovery in the case is currently scheduled to close on September 30, 2019. A trial date has not yet been set. We have not concluded that a loss related to this lawsuit is probable, nor have we accrued a liability related to this lawsuit.
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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of April 30, 2019, total approximately $289 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
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

60	2019 Form 10-K | H&R Block, Inc.

substantial and could have a material adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
NOTE 14: SUBSEQUENT EVENTS
On June 10, 2019 we entered into a definitive agreement to acquire Wave Financial Inc. (Wave), a rapidly growing financial solutions platform focused on changing the way small business owners manage their finances. Under the terms of the agreement, H&R Block will acquire all outstanding shares of Wave for $405 million, subject to customary adjustments for working capital, debt and transaction expenses. The acquisition will be funded with available cash. The transaction is expected to close within the next few months, subject to regulatory approval and customary closing conditions.
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

CONDENSED CONSOLIDATING INCOME STATEMENTS					(in 000s)
Year ended April 30, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$188,488	$2,966,969	$(60,576)	$3,094,881
Cost of revenues	—	78,230	1,718,014	(39,322)	1,756,922
Selling, general and administrative	1,476	25,031	716,914	(21,254)	722,167
Total operating expenses	1,476	103,261	2,434,928	(60,576)	2,479,089
Other income (expense), net	408,496	38,689	57,018	(487,784)	16,419
Interest expense on external borrowings	—	(86,904)	(147)	—	(87,051)
Income from continuing operations before income taxes (benefit)	407,020	37,012	588,912	(487,784)	545,160
Income taxes (benefit)	(15,489)	7,847	107,546	—	99,904
Net income from continuing operations	422,509	29,165	481,366	(487,784)	445,256
Net loss from discontinued operations	—	(22,747)	—	—	(22,747)
Net income	422,509	6,418	481,366	(487,784)	422,509
Other comprehensive loss	(6,113)	—	(6,113)	6,113	(6,113)
Comprehensive income	$416,396	$6,418	$475,253	$(481,671)	$416,396

H&R Block, Inc. | 2019 Form 10-K	61

Year ended April 30, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$192,353	$3,028,576	$(60,998)	$3,159,931
Cost of revenues	—	81,746	1,696,719	(38,736)	1,739,729
Selling, general and administrative	—	25,691	664,723	(22,262)	668,152
Total operating expenses	—	107,437	2,361,442	(60,998)	2,407,881
Other income (expense), net	599,202	30,305	36,667	(660,120)	6,054
Interest expense on external borrowings	—	(89,068)	(304)	—	(89,372)
Income from continuing operations before income taxes (benefit)	599,202	26,153	703,497	(660,120)	668,732
Income taxes (benefit)	(13,947)	(5,203)	60,973	—	41,823
Net income from continuing operations	613,149	31,356	642,524	(660,120)	626,909
Net loss from discontinued operations	—	(13,755)	(5)	—	(13,760)
Net income	613,149	17,601	642,519	(660,120)	613,149
Other comprehensive income	996	—	996	(996)	996
Comprehensive income	$614,145	$17,601	$643,515	$(661,116)	$614,145

Year ended April 30, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$186,659	$2,877,265	$(27,610)	$3,036,314
Cost of revenues	—	71,661	1,580,425	(7,709)	1,644,377
Selling, general and administrative	—	24,201	671,653	(19,901)	675,953
Total operating expenses	—	95,862	2,252,078	(27,610)	2,320,330
Other income (expense), net	399,996	25,361	9,330	(428,433)	6,254
Interest expense on external borrowings	—	(92,263)	(688)	—	(92,951)
Income from continuing operations before income taxes (benefit)	399,996	23,895	633,829	(428,433)	629,287
Income taxes (benefit)	(8,949)	6,472	210,847	—	208,370
Net income from continuing operations	408,945	17,423	422,982	(428,433)	420,917
Net income(loss) from discontinued operations	—	(12,705)	733	—	(11,972)
Net income	408,945	4,718	423,715	(428,433)	408,945
Other comprehensive loss	(4,066)	—	(4,066)	4,066	(4,066)
Comprehensive income	$404,879	$4,718	$419,649	$(424,367)	$404,879

62	2019 Form 10-K | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,109	$1,568,041	$—	$1,572,150
Cash & cash equivalents - restricted	—	—	135,577	—	135,577
Receivables, net	—	35,901	103,064	—	138,965
Prepaid expenses and other current assets	2,812	1,695	142,160	—	146,667
Total current assets	2,812	41,705	1,948,842	—	1,993,359
Property and equipment, net	—	552	211,540	—	212,092
Intangible assets, net	—	—	342,493	—	342,493
Goodwill	—	—	519,937	—	519,937
Deferred tax assets and income taxes receivable	3,218	15,953	122,808	—	141,979
Investments in subsidiaries	3,378,009	—	137,733	(3,515,742)	—
Amounts due from affiliates	—	1,562,958	2,815,617	(4,378,575)	—
Other noncurrent assets	—	54,976	35,109	—	90,085
Total assets	$3,384,039	$1,676,144	$6,134,079	$(7,894,317)	$3,299,945

Accounts payable and accrued expenses	$2,272	$19,735	$227,518	$—	$249,525
Accrued salaries, wages and payroll taxes	—	1,564	194,963	—	196,527
Accrued income taxes and reserves for uncertain tax positions	—	1,060	270,913	—	271,973
Deferred revenue and other current liabilities	—	21,144	183,832	—	204,976
Total current liabilities	2,272	43,503	877,226	—	923,001
Long-term debt	—	1,492,629	—	—	1,492,629
Deferred tax liabilities and reserves for uncertain tax positions	24,623	1,486	171,797	—	197,906
Deferred revenue and other noncurrent liabilities	—	793	144,089	—	144,882
Amounts due to affiliates	2,815,617	—	1,562,958	(4,378,575)	—
Total liabilities	2,842,512	1,538,411	2,756,070	(4,378,575)	2,758,418
Stockholders' equity	541,527	137,733	3,378,009	(3,515,742)	541,527
Total liabilities and stockholders' equity	$3,384,039	$1,676,144	$6,134,079	$(7,894,317)	$3,299,945

H&R Block, Inc. | 2019 Form 10-K	63

As of April 30, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,346	$1,540,598	$—	$1,544,944
Cash & cash equivalents - restricted	—	—	118,734	—	118,734
Receivables, net	—	51,562	95,212	—	146,774
Prepaid expenses and other current assets	2,801	1,954	79,307	(2,801)	81,261
Total current assets	2,801	57,862	1,833,851	(2,801)	1,891,713
Property and equipment, net	—	467	231,421	—	231,888
Intangible assets, net	—	—	373,981	—	373,981
Goodwill	—	—	507,871	—	507,871
Deferred tax assets and income taxes receivable	1,400	17,798	14,897	—	34,095
Investments in subsidiaries	2,801,808	—	131,315	(2,933,123)	—
Amounts due from affiliates	—	1,541,954	2,400,938	(3,942,892)	—
Other noncurrent assets	—	50,073	51,328	—	101,401
Total assets	$2,806,009	$1,668,154	$5,545,602	$(6,878,816)	$3,140,949

Accounts payable and accrued expenses	$2,074	$16,628	$233,273	$—	$251,975
Accrued salaries, wages and payroll taxes	—	1,161	140,338	—	141,499
Accrued income taxes and reserves for uncertain tax positions	—	1,060	264,791	(2,801)	263,050
Current portion of long-term debt	—	—	1,026	—	1,026
Deferred revenue and other current liabilities	—	22,172	163,929	—	186,101
Total current liabilities	2,074	41,021	803,357	(2,801)	843,651
Long-term debt	—	1,490,007	4,602	—	1,494,609
Deferred tax liabilities and reserves for uncertain tax positions	9,286	4,963	215,181	—	229,430
Deferred revenue and other noncurrent liabilities	—	848	178,700	—	179,548
Amounts due to affiliates	2,400,938	—	1,541,954	(3,942,892)	—
Total liabilities	2,412,298	1,536,839	2,743,794	(3,945,693)	2,747,238
Stockholders' equity	393,711	131,315	2,801,808	(2,933,123)	393,711
Total liabilities and stockholders' equity	$2,806,009	$1,668,154	$5,545,602	$(6,878,816)	$3,140,949

64	2019 Form 10-K | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Year ended April 30, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by operating activities:	$—	$9,515	$597,023	$—	$606,538
Cash flows from investing:
Capital expenditures	—	(334)	(95,156)	—	(95,490)
Payments for business acquisitions, net of cash acquired	—	—	(43,637)	—	(43,637)
Franchise loans funded	—	(19,128)	(794)	—	(19,922)
Payments received on franchise loans	—	32,213	458	—	32,671
Intercompany borrowings (payments)	—	(23,197)	(392,841)	416,038	—
Other, net	—	1,362	(30,115)	—	(28,753)
Net cash used in investing activities	—	(9,084)	(562,085)	416,038	(155,131)
Cash flows from financing:
Repayments of line of credit borrowings	—	(720,000)	—	—	(720,000)
Proceeds from line of credit borrowings	—	720,000	—	—	720,000
Dividends paid	(205,461)	—	—	—	(205,461)
Repurchase of common stock, including shares surrendered	(189,912)	—	—	—	(189,912)
Proceeds from exercise of stock options	2,532	—	—	—	2,532
Intercompany borrowings (payments)	392,841	—	23,197	(416,038)	—
Other, net	—	(668)	(10,186)	—	(10,854)
Net cash provided by (used in) financing activities	—	(668)	13,011	(416,038)	(403,695)
Effects of exchange rate changes on cash	—	—	(3,663)	—	(3,663)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(237)	44,286	—	44,049
Cash, cash equivalents and restricted cash, beginning of the year	—	4,346	1,659,332	—	1,663,678
Cash, cash equivalents and restricted cash, end of the year	$—	$4,109	$1,703,618	$—	$1,707,727

H&R Block, Inc. | 2019 Form 10-K	65

Year ended April 30, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by operating activities:	$—	$13,333	$836,670	$—	$850,003
Cash flows from investing:
Capital expenditures	—	(506)	(98,077)	—	(98,583)
Payments for business acquisitions, net of cash acquired	—	—	(42,539)	—	(42,539)
Franchise loans funded	—	(21,890)	(430)	—	(22,320)
Payments received on franchise loans	—	39,263	705	—	39,968
Intercompany borrowings (payments)	—	(38,899)	(181,276)	220,175	—
Other, net	—	1,161	10,256	—	11,417
Net cash used in investing activities	—	(20,871)	(311,361)	220,175	(112,057)
Cash flows from financing:
Repayments of line of credit borrowings	—	(830,000)	—	—	(830,000)
Proceeds from line of credit borrowings	—	830,000	—	—	830,000
Dividends paid	(200,469)	—	—	—	(200,469)
Repurchase of common stock, including shares surrendered	(9,147)	—	—	—	(9,147)
Proceeds from exercise of stock options	28,340	—	—	—	28,340
Intercompany borrowings (payments)	181,276	—	38,899	(220,175)	—
Other, net	—	(662)	(8,726)	—	(9,388)
Net cash provided by (used in) financing activities	—	(662)	30,173	(220,175)	(190,664)
Effects of exchange rate changes on cash	—	—	(1,143)	—	(1,143)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(8,200)	554,339	—	546,139
Cash, cash equivalents and restricted cash - beginning of the year	—	12,546	1,104,993	—	1,117,539
Cash, cash equivalents and restricted cash - end of the year	$—	$4,346	$1,659,332	$—	$1,663,678

66	2019 Form 10-K | H&R Block, Inc.

Year ended April 30, 2017	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash provided by (used in) operating activities:	$—	$(66,499)	$618,696	$—	$552,197
Cash flows from investing:
Principal payments and sales of mortgage loans and real estate owned, net	—	207,174	—	—	207,174
Capital expenditures	—	(32)	(89,223)	—	(89,255)
Payments for business acquisitions, net of cash acquired	—	—	(54,816)	—	(54,816)
Franchise loans funded	—	(34,136)	(337)	—	(34,473)
Payments received on franchise loans	—	61,102	335	—	61,437
Intercompany borrowings (payments)	—	(194,782)	(507,594)	702,376	—
Other, net	—	1,690	7,562	—	9,252
Net cash provided by (used in) investing activities	—	41,016	(644,073)	702,376	99,319
Cash flows from financing:
Repayments of line of credit borrowings	—	(1,700,000)	—	—	(1,700,000)
Proceeds from line of credit borrowings	—	1,700,000	—	—	1,700,000
Dividends paid	(187,115)	—	—	—	(187,115)
Repurchase of common stock, including shares surrendered	(322,850)	—	—	—	(322,850)
Proceeds from exercise of stock options	2,371	—	—	—	2,371
Intercompany borrowings (payments)	507,594	—	194,782	(702,376)	—
Other, net	—	—	(22,830)	—	(22,830)
Net cash provided by (used in) financing activities	—	—	171,952	(702,376)	(530,424)
Effects of exchange rate changes on cash	—	—	(4,464)	—	(4,464)
Net increase (decrease) in cash, cash equivalents and restricted cash	—	(25,483)	142,111	—	116,628
Cash, cash equivalents and restricted cash - beginning of the year	—	38,029	962,882	—	1,000,911
Cash, cash equivalents and restricted cash - end of the year	$—	$12,546	$1,104,993	$—	$1,117,539

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

H&R Block, Inc. | 2019 Form 10-K	67

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
(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2019 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2019, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company's external auditors that audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended April 30, 2019, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is included under the caption "Employees and Executive Officers" in Item 1 of this report on Form 10-K.
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2019, is incorporated herein by reference:

▪	Information appearing under the heading "Proposal 1 – Election of Directors";

▪	Information appearing under the heading "Delinquent Section 16(a) Reports" (if applicable); and

▪	Information appearing under the heading "Board of Directors' Meetings and Committees" regarding identification of the Audit Committee and Audit Committee financial experts.
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
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2019, in the sections entitled "Director Compensation," "Director Compensation Table," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Risk Assessment in Compensation Programs," and "Executive Compensation," and is incorporated herein by reference.

68	2019 Form 10-K | H&R Block, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2019, in the sections entitled "Equity Compensation Plans" and "Information Regarding Security Holders," and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2019, in the sections entitled "Employment Agreements, Change in Control and Other Arrangements," "Review of Related Person Transactions," and "Corporate Governance," and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2019, in the section entitled "Audit Fees," and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  Documents filed as part of this report:

1.
The following financial statements appearing in Item 8: "Consolidated Statements of Income and Comprehensive Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows" and "Consolidated Statements of Stockholders' Equity."

2.	Exhibits – The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

H&R Block, Inc. | 2019 Form 10-K	69

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
June 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on June 14, 2019.

/s/ Jeffrey J. Jones II	/s/ Tony G. Bowen	/s/ Kellie J. Logerwell
Jeffrey J. Jones II	Tony G. Bowen	Kellie J. Logerwell
President, Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer
and Director	(principal financial officer)	(principal accounting officer)
(principal executive officer)

/s/ Robert A. Gerard	/s/ Angela N. Archon	/s/ Paul J. Brown
Robert A. Gerard	Angela N. Archon	Paul J. Brown
Director, Chairman of the Board	Director	Director

/s/ Richard A. Johnson	/s/ David B. Lewis	/s/ Victoria J. Reich
Richard A. Johnson	David B. Lewis	Victoria J. Reich
Director	Director	Director

/s/ Bruce C. Rohde	/s/ Matthew E. Winter	/s/ Christianna Wood
Bruce C. Rohde	Matthew E. Winter	Christianna Wood
Director	Director	Director

70	2019 Form 10-K | H&R Block, Inc.

EXHIBIT INDEX
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

2.1
Share Purchase Agreement, dated June 10, 2019, by and among Blue Fountains International, ULC, HRB Tax Group, Inc., Wave Financial Inc., the Shareholders of Wave Financial Inc., and Shareholder Representative Services LLC, a Colorado limited liability company (as the Shareholders' Representative), filed as Exhibit 2.1 to the Company's current report on Form 8-K filed June 11, 2019, file number 1-06089, is incorporated herein by reference.

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

4.10	Description of Securities.

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

H&R Block, Inc. | 2019 Form 10-K	71

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

72	2019 Form 10-K | H&R Block, Inc.

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

H&R Block, Inc. | 2019 Form 10-K	73

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

10.53
*    Waiver and Acknowledgment dated June 25, 2018, between H&R Block, Inc., HRB Professional Resources, LLC, and Jeffrey J. Jones II, filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q filed September 7, 2018, file number 1-06089, is incorporated herein by reference.

10.54	* H&R Block, Inc. 2018 Long Term Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.

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

10.58
*    Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 25, 2018, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.59
*    Form of 2018 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 25, 2018, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.60
*    Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 25, 2018, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.61
*    Form of 2018 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, as approved on June 25, 2018, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.62
*    Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 25, 2018, filed as Exhibit 10.5 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.63
*    Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 25, 2018, filed as Exhibit 10.6 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.64
*    Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 25, 2018, filed as Exhibit 10.7 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.65
Third Amended and Restated Credit and Guarantee Agreement dated September 21, 2018, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as a

74	2019 Form 10-K | H&R Block, Inc.

dministrative agent, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 24, 2018, file number 1-06089, is incorporated herein by reference.

10.66
Second Amended and Restated Credit and Guarantee Agreement dated September 22, 2017, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 25, 2017, file number 1-06089, is incorporated herein by reference.

10.67
Amended and Restated Purchase and Assumption Agreement, dated August 5, 2015, by and among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed August 5, 2015, file number 1-06089, is incorporated herein by reference.

10.68
Program Management Agreement, dated August 31, 2015, by and between Emerald Financial Services, LLC and BofI Federal Bank, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

10.69
First Amendment to Program Management Agreement dated as of July 27, 2017, by and between Emerald Financial Services, LLC and BofI Federal Bank filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2017, file number 1-06089, is incorporated herein by reference.

10.70
Emerald Advance Receivables Participation Agreement, dated as of August 31, 2015, by and among Emerald Financial Services, LLC, BofI Federal Bank, HRB Participant I, LLC and H&R Block, Inc., filed as Exhibit 10.2 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

10.71
Guaranty Agreement, dated as of August 31, 2015, by and between H&R Block, Inc. and BofI Federal Bank, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*    Indicates management contracts, compensatory plans or arrangements.

H&R Block, Inc. | 2019 Form 10-K	75