Form 10-Q
period 2019-07-31
H&R BLOCK INC
filed 2019-09-06
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on August 31, 2019: 200,720,054 shares.

Form 10-Q for the Period Ended July 31, 2019

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	(unaudited, in 000s, except per share amounts)
Three months ended July 31,	2019	2018

REVENUES:
Service revenues	$132,159	$126,860
Royalty, product and other revenues	18,203	18,323
	150,362	145,183
OPERATING EXPENSES:
Costs of revenues	229,392	221,560
Selling, general and administrative	116,136	105,740
Total operating expenses	345,528	327,300

Other income (expense), net	9,123	4,542
Interest expense on borrowings	(21,071)	(21,190)
Loss from continuing operations before income tax benefit	(207,114)	(198,765)
Income tax benefit	(61,390)	(49,968)
Net loss from continuing operations	(145,724)	(148,797)
Net loss from discontinued operations, net of tax benefits of $1,358 and $1,162	(4,523)	(3,873)
NET LOSS	$(150,247)	$(152,670)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.72)	$(0.72)
Discontinued operations	(0.02)	(0.02)
Consolidated	$(0.74)	$(0.74)

DIVIDENDS DECLARED PER SHARE	$0.26	$0.25

COMPREHENSIVE LOSS:
Net loss	$(150,247)	$(152,670)
Unrealized gains on securities, net of taxes	—	3
Change in foreign currency translation adjustments	(2,320)	(1,734)
Other comprehensive loss	(2,320)	(1,731)
Comprehensive loss	$(152,567)	$(154,401)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2020 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	July 31, 2019	July 31, 2018	April 30, 2019

ASSETS
Cash and cash equivalents	$607,668	$979,116	$1,572,150
Cash and cash equivalents - restricted	157,786	131,376	135,577
Receivables, less allowance for doubtful accounts of $66,652, $65,445 and $67,228	76,128	70,576	138,965
Prepaid expenses and other current assets	105,123	101,055	146,667
Total current assets	946,705	1,282,123	1,993,359
Property and equipment, at cost, less accumulated depreciation and amortization of $764,891, $768,302 and $745,761	199,679	227,003	212,092
Operating lease right of use asset	486,147	—	—
Intangible assets, net	419,391	354,831	342,493
Goodwill	821,278	507,941	519,937
Deferred tax assets and income taxes receivable	142,416	131,683	141,979
Other noncurrent assets	94,384	101,457	90,085
Total assets	$3,110,000	$2,605,038	$3,299,945
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$122,156	$145,471	$249,525
Accrued salaries, wages and payroll taxes	48,166	37,468	196,527
Accrued income taxes and reserves for uncertain tax positions	182,928	178,313	271,973
Operating lease liabilities	186,355	—	—
Deferred revenue and other current liabilities	193,364	202,744	204,976
Total current liabilities	732,969	563,996	923,001
Long-term debt	1,493,289	1,495,006	1,492,629
Deferred tax liabilities and reserves for uncertain tax positions	199,714	231,292	197,906
Operating lease liabilities	292,818	—	—
Deferred revenue and other noncurrent liabilities	100,406	122,735	144,882
Total liabilities	2,819,196	2,413,029	2,758,418
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 236,744,360, 242,026,278 and 238,336,760	2,367	2,420	2,383
Additional paid-in capital	759,449	752,109	767,636
Accumulated other comprehensive loss	(22,736)	(16,034)	(20,416)
Retained earnings	250,740	163,567	499,386
Less treasury shares, at cost, of 35,785,391, 36,517,685 and 36,377,441	(699,016)	(710,053)	(707,462)
Total stockholders' equity	290,804	192,009	541,527
Total liabilities and stockholders' equity	$3,110,000	$2,605,038	$3,299,945

See accompanying notes to consolidated financial statements.

2	Q1 FY2020 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Three months ended July 31,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(150,247)	$(152,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,605	40,432
Provision for bad debt	552	1,617
Deferred taxes	6,825	9,595
Stock-based compensation	6,674	4,359
Changes in assets and liabilities, net of acquisitions:
Receivables	60,519	66,202
Prepaid expenses, other current and noncurrent assets	(9,917)	(12,161)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(284,643)	(203,482)
Deferred revenue, other current and noncurrent liabilities	(45,769)	(40,760)
Income tax receivables, accrued income taxes and income tax reserves	(99,929)	(89,661)
Other, net	(6,499)	966
Net cash used in operating activities	(483,829)	(375,563)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,181)	(12,057)
Payments made for business acquisitions, net of cash acquired	(394,411)	(1,449)
Franchise loans funded	(2,806)	(1,805)
Payments from franchisees	2,647	5,104
Other, net	50,944	3,645
Net cash used in investing activities	(358,807)	(6,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(52,512)	(52,104)
Repurchase of common stock, including shares surrendered	(36,456)	(101,665)
Proceeds from exercise of stock options	1,206	1,355
Other, net	(12,431)	(17,494)
Net cash used in financing activities	(100,193)	(169,908)

Effects of exchange rate changes on cash	556	(1,153)

Net decrease in cash and cash equivalents, including restricted balances	(942,273)	(553,186)
Cash, cash equivalents and restricted cash, beginning of period	1,707,727	1,663,678
Cash, cash equivalents and restricted cash, end of period	$765,454	$1,110,492

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$36,138	$31,969
Interest paid on borrowings	15,519	15,519
Accrued additions to property and equipment	127	9,974
Accrued purchase of common stock	16,801	—

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2020 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of May 1, 2019	238,337	$2,383	$767,636	$(20,416)	$499,386	(36,377)	$(707,462)	$541,527
Net loss	—	—	—	—	(150,247)	—	—	(150,247)
Other comprehensive loss	—	—	—	(2,320)	—	—	—	(2,320)
Stock-based compensation	—	—	6,557	—	—	—	—	6,557
Stock-based awards exercised or vested	—	—	(13,789)	—	(2,786)	906	17,631	1,056
Acquisition of treasury shares	—	—	—	—	—	(314)	(9,185)	(9,185)
Repurchase and retirement of common shares	(1,593)	(16)	(955)	—	(43,101)	—	—	(44,072)
Cash dividends declared - $0.26 per share	—	—	—	—	(52,512)	—	—	(52,512)
Balances as of July 31, 2019	236,744	$2,367	$759,449	$(22,736)	$250,740	(35,785)	$(699,016)	$290,804

See accompanying notes to consolidated financial statements.

4	Q1 FY2020 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity (Deficiency)
	Shares	Amount				Shares	Amount
Balances as of May 1, 2018	246,199	$2,462	$760,250	$(14,303)	$362,980	(36,945)	$(717,678)	$393,711
Net loss	—	—	—	—	(152,670)	—	—	(152,670)
Cumulative effect of ASU 2016-16 (1)	—	—	—	—	100,950	—	—	100,950
Other comprehensive loss	—	—	—	(1,731)	—	—	—	(1,731)
Stock-based compensation	—	—	4,307	—	—	—	—	4,307
Stock-based awards exercised or vested	—	—	(9,945)	—	(1,029)	627	12,185	1,211
Acquisition of treasury shares	—	—	—	—	—	(200)	(4,560)	(4,560)
Repurchase and retirement of common shares	(4,173)	(42)	(2,503)	—	(94,560)	—	—	(97,105)
Cash dividends declared - $0.25 per share	—	—	—	—	(52,104)	—	—	(52,104)
Balances as of July 31, 2018	242,026	$2,420	$752,109	$(16,034)	$163,567	(36,518)	$(710,053)	$192,009
Net loss	—	—	—	—	(176,276)	—	—	(176,276)
Other comprehensive loss	—	—	—	(2,846)	—	—	—	(2,846)
Stock-based compensation	—	—	7,352	—	—	—	—	7,352
Stock-based awards exercised or vested	—	—	(226)	—	(202)	35	675	247
Acquisition of treasury shares	—	—	—	—	—	(16)	(431)	(431)
Cash dividends declared - $0.25 per share	—	—	—	—	(51,380)	—	—	(51,380)
Balances as of October 31, 2018	242,026	$2,420	$759,235	$(18,880)	$(64,291)	(36,499)	$(709,809)	$(31,325)
Net loss	—	—	—	—	(126,454)	—	—	(126,454)
Other comprehensive income	—	—	—	1,238	—	—	—	1,238
Stock-based compensation	—	—	6,067	—	—	—	—	6,067
Stock-based awards exercised or vested	—	—	(5)	—	(169)	41	796	622
Acquisition of treasury shares	—	—	—	—	—	(2)	(56)	(56)
Repurchase and retirement of common shares	(525)	(5)	(315)	—	(11,981)	—	—	(12,301)
Cash dividends declared - $0.25 per share	—	—	—	—	(51,382)	—	—	(51,382)
Balances as of January 31, 2019	241,501	$2,415	$764,982	$(17,642)	$(254,277)	(36,460)	$(709,069)	$(213,591)
Net income	—	—	—	—	877,909	—	—	877,909
Other comprehensive loss	—	—	—	(2,774)	—	—	—	(2,774)
Stock-based compensation	—	—	5,784	—	—	—	—	5,784
Stock-based awards exercised or vested	—	—	(1,231)	—	(150)	84	1,634	253
Acquisition of treasury shares	—	—	—	—	—	(1)	(27)	(27)
Repurchase and retirement of common shares	(3,164)	(32)	(1,899)	—	(73,501)	—	—	(75,432)
Cash dividends declared - $0.25 per share	—	—	—	—	(50,595)	—	—	(50,595)
Balances as of April 30, 2019	238,337	$2,383	$767,636	$(20,416)	$499,386	(36,377)	$(707,462)	$541,527

(1)
ASU 2016-16 was effective on May 1, 2018 and we adopted using the modified retrospective transition method. We recognized a $101.0 million cumulative effect adjustment to increase the opening balance of retained earnings and increase deferred tax assets resulting from intra-entity transfers of intellectual property in fiscal year 2018.

H&R Block, Inc. | Q1 FY2020 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of July 31, 2019 and 2018, the consolidated statements of operations and comprehensive loss for the three months ended July 31, 2019 and 2018, the consolidated statements of cash flows for the three months ended July 31, 2019 and 2018, and the consolidated statements of stockholders' equity for the three months ended July 31, 2019 and the quarterly periods within the fiscal year ended April 30, 2019 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of July 31, 2019 and 2018 and for all periods presented, have been made.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2019 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2019 or for the year then ended are derived from our Annual Report on Form 10-K.
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
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See notes 9 and 11 for additional information on litigation, claims, and other loss contingencies related to our discontinued operations.
WAVE ACQUISITION – On June 28, 2019, we completed our acquisition of Wave HQ Inc. (formerly known as Wave Financial Inc.) and its subsidiaries (collectively, "Wave") for $407.0 million, subject to customary post-closing adjustments for working capital. The acquisition was funded with available cash. Wave is a provider of software solutions and related services specifically designed to help small business owners manage their finances. Major revenue sources include fees earned by providing payment processing, payroll services, and bookkeeping services. We believe the acquisition of Wave enhances our position in the small business market.
Included in the transaction price is $11.4 million of amounts held in escrow, of which $8.2 million will be treated as compensation expense over the next two years as certain key employees are required to remain employees to receive payment. Amounts held in escrow are included in restricted cash in the consolidated balance sheet at July 31, 2019. Additionally, key employees are participating in a management incentive program consisting of cash performance incentives and stock-based compensation which will be earned over the next three years and is not considered part of the purchase price.
Given the proximity of the closing of the transaction to the end of the current reporting period, the valuation of identified intangible assets is still in progress and the allocation of the purchase price between intangible assets and goodwill is incomplete. As of July 31, 2019, the Company has recorded a provisional estimate of identified intangible assets and goodwill. The Company expects to finalize the valuation and useful life determination for the acquired intangible assets and the related income tax impacts during the fiscal year, and therefore, the purchase price allocation is subject to change.

6	Q1 FY2020 Form 10-Q | H&R Block, Inc.

The assets acquired, net of liabilities assumed on the acquisition date, and the provisional estimates of identified intangible assets and goodwill, are as follows:

(in 000s)
Assets acquired and liabilities assumed, net	$4,495
Cash held in escrow	3,212
Identifiable intangible assets	87,760
Goodwill	303,359
Total identifiable assets and goodwill	$398,826

Revenues of $3.6 million and pretax losses of $5.3 million were recognized by Wave from the period of June 28, 2019 through July 31, 2019, which are included in our consolidated statement of operations for the three-month period ended July 31, 2019. Had we acquired Wave as of May 1, 2018, we would have reported consolidated revenues of $156.9 million and $152.0 million for the three months ended July 31, 2019 and 2018, respectively, and consolidated pretax losses from continuing operations of $218.1 million and $211.2 million for the three months ended July 31, 2019 and 2018, respectively. Pro-forma adjustments primarily include provisional estimates of amortization of intangible assets and certain compensation expenses.
NEW ACCOUNTING PRONOUNCEMENTS –
Leases. In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases” (ASU 2016-02), which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for leases previously classified as operating leases. We adopted this guidance and related amendments as of May 1, 2019 using the alternative transition method, which allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which it adopted, rather than at the beginning of the earliest comparative period).
At July 31, 2019, the Company has recognized $486.1 million and $479.2 million of operating lease right-of-use (ROU) assets and operating lease liabilities, respectively. As part of adopting the standard, pre-existing liabilities for deferred rent and various lease incentives were reclassified as a component of the lease assets. We elected the package of practical expedients which allows us to not reassess historical lease classification, initial direct costs or contracts related to leases. For leases with an initial term of twelve months or less we have elected to only recognize retail office leases on our balance sheet. We elected the practical expedient to account for lease and non-lease components (such as common area maintenance, utilities, insurance and taxes) as a single lease component for all classes of underlying assets. We also elected the practical expedient to not reassess whether land easement contracts meet the definition of a lease. We did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date.
The adoption of the new standard did not materially affect our consolidated statement of operations or cash flows. See note 10, Leases, for additional information.
NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. Tax Services business. The following table disaggregates our U.S. Tax Services revenues by major service line, with revenues from our international Tax Services businesses and from Wave included as separate lines:

H&R Block, Inc. | Q1 FY2020 Form 10-Q	7

		(in 000s)
Three months ended July 31,	2019	2018
Revenues:
U.S. assisted tax preparation	$32,992	$31,104
U.S. royalties	6,859	7,571
U.S. DIY tax preparation	3,410	2,781
International	40,581	39,179
Refund Transfers	1,509	1,424
Emerald Card®	13,855	14,246
Peace of Mind® Extended Service Plan	32,837	36,577
Tax Identity Shield®	4,522	4,741
Interest and fee income on Emerald AdvanceTM	554	447
Wave	3,625	—
Other	9,618	7,113
Total revenues	$150,362	$145,183

Wave revenues primarily consist of fees received to process payment transactions and are generally calculated as a percentage of the transaction amounts processed. Revenues are recognized upon authorization of the transaction.
Changes in the balances of deferred revenue and wages for Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Three months ended July 31,	2019	2018	2019	2018
Balance, beginning of the period	$212,511	$218,274	$27,306	$32,683
Amounts deferred	1,723	1,392	23	62
Amounts recognized on previous deferrals	(38,212)	(40,857)	(5,324)	(5,917)
Balance, end of the period	$176,022	$178,809	$22,005	$26,828

As of July 31, 2019, deferred revenue related to POM was $176.0 million. We expect that $110.7 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following sixty months.
As of July 31, 2019 and 2018, Tax Identity Shield® (TIS) deferred revenue was $25.4 million and $31.9 million, respectively. Deferred revenue related to TIS was $29.7 million and $36.4 million at April 30, 2019 and 2018, respectively. All deferred revenue related to TIS will be recognized within the next nine months.
NOTE 3: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income or loss from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 3.7 million shares for the three months ended July 31, 2019, and 3.4 million shares for the three months ended July 31, 2018, as the effect would be antidilutive due to the net loss from continuing operations during those periods.

8	Q1 FY2020 Form 10-Q | H&R Block, Inc.

The computations of basic and diluted loss per share from continuing operations are as follows:

(in 000s, except per share amounts)
Three months ended July 31,	2019	2018
Net loss from continuing operations attributable to shareholders	$(145,724)	$(148,797)
Amounts allocated to participating securities	(149)	(142)
Net loss from continuing operations attributable to common shareholders	$(145,873)	$(148,939)

Basic weighted average common shares	202,037	207,673
Potential dilutive shares	—	—
Dilutive weighted average common shares	202,037	207,673

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.72)	$(0.72)
Diluted	(0.72)	(0.72)

The weighted average shares outstanding for the three months ended July 31, 2019 decreased to 202.0 million from 207.7 million for the three months ended July 31, 2018. The decrease is due to share repurchases completed in the current quarter and in the prior year.
STOCK-BASED COMPENSATION – During the three months ended July 31, 2019, we also acquired 0.3 million shares of our common stock at an aggregate cost of $9.2 million, which represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the three months ended July 31, 2018, we acquired 0.2 million shares at an aggregate cost of $4.6 million for similar purposes.
During the three months ended July 31, 2019 and 2018, we issued 0.9 million and 0.6 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the three months ended July 31, 2019, we granted equity awards equivalent to 1.3 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Stock-based compensation expense of our continuing operations totaled $6.7 million and $4.4 million for the three months ended July 31, 2019 and 2018, respectively. As of July 31, 2019, unrecognized compensation cost for stock options totaled $0.5 million, and for nonvested shares and units totaled $55.9 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	July 31, 2019		July 31, 2018		April 30, 2019
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$12,301	$45,542	$28,250	$35,776	$22,427	$35,325
Receivables for U.S. assisted and DIY tax preparation and related fees	19,686	3,716	9,084	5,503	34,284	3,716
H&R Block Instant RefundTM receivables	880	1,780	1,306	2,031	37,319	1,701
H&R Block Emerald AdvanceTM lines of credit	8,136	10,249	7,694	11,800	8,546	12,418
Software receivables from retailers	1,395	—	3,372	—	9,354	—
Royalties and other receivables from franchisees	7,834	99	4,257	—	11,888	97
Wave payment processing receivables	3,041	—	—	—	—	—
Other	22,855	2,251	16,613	3,665	15,147	2,382
Total	$76,128	$63,637	$70,576	$58,775	$138,965	$55,639

H&R Block, Inc. | Q1 FY2020 Form 10-Q	9

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding off-season working capital needs. As of July 31, 2019 and 2018, loans with a principal balance of $2.0 million and $1.2 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status.
H&R BLOCK INSTANT REFUNDTM PROGRAM – H&R Block Instant RefundTM (formerly Instant Cash Back®) amounts are generally received from the Canada Revenue Agency (CRA) within 60 days of filing the client's return, with the remaining balance collectible from the client.
We review the credit quality of our Instant Refund receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by year of origination, as of July 31, 2019 are as follows:

		(in 000s)
Year of Origination	Current Balance	Non-Accrual

2019	$4,431	$2,795
2018 and prior	455	455
	4,886	$3,250
Allowance	(2,226)
Net balance	$2,660

H&R BLOCK EMERALD ADVANCETM LINES OF CREDIT – We review the credit quality of our purchased participation interests in Emerald AdvanceTM (EA) receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, as of July 31, 2019, by year of origination, are as follows:

(in 000s)
Year of origination:	Balance	Non-Accrual
2019	$25,002	$25,002
2018 and prior	6,941	6,941
Revolving loans	13,977	11,888
	45,920	$43,831
Allowance	(27,535)
Net balance	$18,385

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our EA and all other short-term and long-term receivables for the three months ended July 31, 2019 and 2018 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of April 30, 2019	$27,535	$53,938	$81,473
Provision	—	552	552
Charge-offs, recoveries and other	—	(322)	(322)
Balances as of July 31, 2019	$27,535	$54,168	$81,703

Balances as of April 30, 2018	$26,622	$55,191	$81,813
Provision	—	1,617	1,617
Charge-offs, recoveries and other	—	(4,630)	(4,630)
Balances as of July 31, 2018	$26,622	$52,178	$78,800

10	Q1 FY2020 Form 10-Q | H&R Block, Inc.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended July 31, 2019 and 2018 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2019	$552,234	$(32,297)	$519,937
Acquisition of Wave (1)	303,359	$—	303,359
Other Acquisitions	1,083	—	1,083
Disposals and foreign currency changes, net	(3,101)	—	(3,101)
Impairments	—	—	—
Balances as of July 31, 2019	$853,575	$(32,297)	$821,278

Balances as of April 30, 2018	$540,168	$(32,297)	$507,871
Acquisitions	651	—	651
Disposals and foreign currency changes, net	(581)	—	(581)
Impairments	—	—	—
Balances as of July 31, 2018	$540,238	$(32,297)	$507,941

(1)    The fair value of the acquired goodwill related to our acquisition of Wave is provisional pending the final purchase price allocation.
We test goodwill for impairment annually in our fourth quarter, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block, Inc. | Q1 FY2020 Form 10-Q	11

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of July 31, 2019: (1)
Reacquired franchise rights	$350,679	$(141,954)	$208,725
Customer relationships	300,156	(203,283)	96,873
Internally-developed software	144,768	(111,892)	32,876
Noncompete agreements	40,358	(31,980)	8,378
Franchise agreements	19,201	(13,654)	5,547
Purchased technology	104,700	(45,166)	59,534
Trade name	5,800	(48)	5,752
Acquired assets pending final allocation (2)	1,706	—	1,706
	$967,368	$(547,977)	$419,391
As of July 31, 2018:
Reacquired franchise rights	$339,747	$(119,386)	$220,361
Customer relationships	256,858	(171,542)	85,316
Internally-developed software	137,914	(114,622)	23,292
Noncompete agreements	32,888	(30,144)	2,744
Franchise agreements	19,201	(12,374)	6,827
Purchased technology	54,700	(39,210)	15,490
Acquired assets pending final allocation (2)	801	—	801
	$842,109	$(487,278)	$354,831
As of April 30, 2019:
Reacquired franchise rights	$350,410	$(136,345)	$214,065
Customer relationships	274,838	(195,174)	79,664
Internally-developed software	139,239	(109,885)	29,354
Noncompete agreements	33,376	(31,446)	1,930
Franchise agreements	19,201	(13,334)	5,867
Purchased technology	54,700	(43,518)	11,182
Acquired assets pending final allocation (2)	431	—	431
	$872,195	$(529,702)	$342,493

(1)    The fair value of the acquired intangible assets related to our acquisition of Wave is provisional pending the final purchase price allocation.
(2)    Represents franchisee and competitor business acquisitions for which final purchase price allocations have not yet been determined.
We made payments to acquire franchisee and competitor businesses totaling $1.4 million during the three months ended July 31, 2019 and 2018. These payments do not include the payments made to acquire Wave as discussed in note 1.
Amortization of intangible assets for the three months ended July 31, 2019 and 2018 was $18.2 million and $18.1 million, respectively. Estimated amortization of intangible assets, excluding provisional amounts related to the Wave acquisition, for fiscal years 2020, 2021, 2022, 2023 and 2024 is $62.1 million, $45.4 million, $32.1 million, $18.5 million and $11.8 million, respectively.

12	Q1 FY2020 Form 10-Q | H&R Block, Inc.

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	July 31, 2019	July 31, 2018	April 30, 2019
Senior Notes, 4.125%, due October 2020	$650,000	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000	350,000
Capital lease obligation	—	5,376	—
Debt issuance costs and discounts	(6,711)	(9,332)	(7,371)
	1,493,289	1,496,044	1,492,629
Less: Current portion	—	(1,038)	—
	$1,493,289	$1,495,006	$1,492,629

UNSECURED COMMITTED LINE OF CREDIT – Our unsecured committed line of credit (CLOC) provides for an unsecured senior revolving credit facility in the aggregate principal amount of $2.0 billion, which includes a $200.0 million sublimit for swingline loans and a $50.0 million sublimit for standby letters of credit. We may request increases in the aggregate principal amount of the revolving credit facility of up to $500.0 million, subject to obtaining commitments from lenders and meeting certain other conditions. The CLOC will mature on September 21, 2023, unless extended pursuant to the terms of the CLOC, at which time all outstanding amounts thereunder will be due and payable. Our CLOC includes an annual facility fee, which will vary depending on our then current credit ratings.
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of July 31, 2019.
We had no outstanding balance under the CLOC as of July 31, 2019, and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.1 billion as of July 31, 2019.
The estimated fair value of our long-term debt as of July 31, 2019 and 2018 and April 30, 2019 totaled $1.6 billion, $1.5 billion and $1.6 billion, respectively.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the IRS and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. Our U.S. federal income tax returns for 2015 and 2017 remain open for examination. Our U.S. federal income tax returns for 2016 along with 2014 and all prior periods are closed. With respect to state and local jurisdictions and countries outside of the U.S., we are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
We had gross unrecognized tax benefits of $179.2 million, $204.5 million and $185.1 million as of July 31, 2019 and 2018 and April 30, 2019, respectively. The gross unrecognized tax benefits decreased $5.9 million and increased $18.4 million during the three months ended July 31, 2019 and 2018, respectively. The decrease in unrecognized tax benefits during the three months ending July 31, 2019 is related to favorable audit settlements as well as state statute

H&R Block, Inc. | Q1 FY2020 Form 10-Q	13

of limitation periods ending in the current quarter. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $24.3 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state tax matters currently under examination. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included. The portion of unrecognized benefits expected to be cash settled within the next twelve months amounts to $6.5 million and is included in accrued income taxes on our consolidated balance sheet.
Consistent with prior years, our pretax loss for the three months ended July 31, 2019 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the three months ended July 31, 2019 reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations adjusted for the tax impact of items discrete to the quarter.
A discrete income tax benefit of $8.3 million was recorded in the three months ended July 31, 2019 compared to a discrete tax benefit of $0.5 million in the same period of the prior year. The discrete tax benefit recorded in the current period primarily resulted from audit settlements in various state jurisdictions and valuation allowance changes related to utilization of foreign losses.
Our effective tax rate from continuing operations, including the effects of discrete income tax items, was 29.6% and 25.1% for the three months ended July 31, 2019 and 2018, respectively. Discrete items increased the effective tax rate for the three months ended July 31, 2019 and 2018 by 4.0% and 0.2%, respectively. Due to the loss in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate through our first quarter to be significantly different than the rate for our full fiscal year.
NOTE 8: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
Three months ended July 31,	2019	2018
Interest income	$8,026	$4,497
Foreign currency gains (losses), net	9	(3)
Other, net	1,088	48
	$9,123	$4,542

NOTE 9: COMMITMENTS AND CONTINGENCIES
Assisted tax returns, as well as services provided under Tax Pro GoSM and Tax Pro ReviewSM, are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $8.8 million, $8.6 million and $9.9 million as of July 31, 2019 and 2018 and April 30, 2019, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Our liability related to acquisitions for estimated contingent consideration was $9.6 million, $10.6 million and $11.1 million as of July 31, 2019 and 2018 and April 30, 2019, respectively, with amounts recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.

14	Q1 FY2020 Form 10-Q | H&R Block, Inc.

We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $6.0 million at July 31, 2019, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $4.2 million.
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
SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. SCC’s loss estimate is based on the best information currently available, management judgment, developments in relevant case law, and the terms of bulk settlements. In periods when a liability is accrued for such loss contingencies, the liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. SCC had no liability accrued for these losses as of July 31, 2019 and 2018 or April 30, 2019.
See note 11, which addresses contingent losses that may be incurred with respect to various indemnification or contribution claims by underwriters, depositors, and securitization trustees in securitization transactions in which SCC participated.
NOTE 10: LEASES
As discussed in note 1, we adopted ASU 2016-02 on May 1, 2019. The majority of our lease portfolio consists of retail office space in the U.S., Canada, and Australia. The contract terms for these retail offices generally are from May 1 to April 30. We record operating lease right of use (ROU) assets and operating lease liabilities based on the discounted future minimum lease payments over the term of the lease. We generally do not include renewal options in the term of the lease. As the rates implicit in our leases are not readily determinable, we used our incremental borrowing rate based on the lease term and geographic location in calculating the discounted future minimum lease payments.
We recognize lease expenses for our operating leases on a straight-line basis. For lease payments that are subject to adjustments based on indexes or rates, the most current index or rate adjustments were included in the measurement of our ROU assets and lease liabilities at adoption. Variable lease costs, including non-lease components (such as common area maintenance, utilities, insurance and taxes) and certain index-based changes in lease payments, are expensed as incurred.
For the three months ended July 31, 2019, our lease costs consist of the following:

(in 000s)
Operating lease costs	$60,171
Variable lease costs	14,761
Subrental income	(349)
Total lease costs	$74,583

H&R Block, Inc. | Q1 FY2020 Form 10-Q	15

Other information related to operating leases for the three months ended July 31, 2019 is as follows:

(dollars in 000s)
Cash paid for operating lease costs	$58,881
Operating lease right of use assets obtained in exchange for operating lease liabilities (1)	$157,216
Weighted-average remaining operating lease term (years)	3
Weighted-average operating lease discount rate	3.5%

(1)    This balance excludes the initial impacts of the adoption of ASU 2016-02.
Aggregate operating lease maturities as of July 31, 2019 are as follows:

(in 000s)
Remainder of 2020	$158,893
2021	164,760
2022	104,983
2023	50,061
2024	20,145
2025 and thereafter	8,701
Total future undiscounted operating lease payments	507,543
Less imputed interest	(28,370)
Total operating lease liabilities	$479,173

As disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, our future undiscounted operating lease commitments under the previous accounting standard was $573.3 million.
NOTE 11: LITIGATION AND OTHER RELATED CONTINGENCIES
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

16	Q1 FY2020 Form 10-Q | H&R Block, Inc.

make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of July 31, 2019. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of July 31, 2019 and 2018 and April 30, 2019, our total accrued liabilities were $1.6 million, $2.8 million and $1.9 million, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of July 31, 2019, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Free File Litigation. On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742) styled The People of the State of California v. H&R Block, Inc., et al. The complaint alleges that H&R Block, Inc. and HRB Digital LLC engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting 4 years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. The case was removed to the United States District Court for the Central District of California on June 6, 2019 (Case No. 2:19-cv-04933-ODW-AS). A motion to remand is pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On May 17, 2019, a putative class action complaint was filed against H&R Block, Inc., HRB Tax Group, Inc. and HRB Digital LLC in the Superior Court of the State of California, County of San Francisco (Case No. CGC-19576093) styled Olosoni and Snarr v. H&R Block, Inc., et al. The case was removed to the United States District Court for the Northern District of California on June 21, 2019 (Case No. 3:19-cv-03610-SK). The plaintiffs filed a first amended complaint on August 9, 2019, dropping H&R Block, Inc. from the case. In their amended complaint, the plaintiffs seek to represent classes of all persons, between May 17, 2015 and the present, who (1) paid to file one or more federal tax returns through H&R Block’s internet-based filing system, (2) were eligible to file those tax returns for free through the H&R

H&R Block, Inc. | Q1 FY2020 Form 10-Q	17

Block Free File offer of the IRS Free File Program, and (3) resided in and were citizens of California at the time of the payments. The plaintiffs generally allege unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., False Advertising, Business and Professions Code §§17500, et seq., and Unfair Competition Law, Business and Professions Code §§17200 et seq. The plaintiffs seek declaratory and injunctive relief, restitution, compensatory damages, punitive damages, interest, attorneys’ fees and costs. We filed a motion to stay the proceedings based on the primary jurisdiction doctrine and a motion to compel arbitration, both of which remain pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

18	Q1 FY2020 Form 10-Q | H&R Block, Inc.

On May 31, 2012, a lawsuit was filed by Homeward Residential, Inc. (Homeward) in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index No. 651885/2012). SCC removed the case to the United States District Court for the Southern District of New York on June 28, 2012 (Case No. 12-cv-5067). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity, and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to SCC and to loans sold to the trust. The trust was originally collateralized with approximately 7,500 loans. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and as to the loans' compliance with its underwriting standards and the value of underlying real estate. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase, anticipatory breach, indemnity, and declaratory judgment. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. Discovery in the case is currently scheduled to close on September 30, 2019, with motions for summary judgment due on December 6, 2019. The parties have selected a mediator and are in the process of selecting a mediation date. A trial date has not yet been set. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The trust was originally collateralized with approximately 7,500 loans. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. On September 30, 2016, the court granted a motion allowing the plaintiff to file a second amended complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. SCC filed a motion for reconsideration, followed by a motion for leave to appeal the ruling, both of which were denied. On October 6, 2016, the plaintiff filed its second amended complaint. In response to a motion filed by SCC, the court dismissed the plaintiff's claim for breach of one of the representations. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. The settlement payments that were made in fiscal year 2018 for representation and warranty claims are related to some of the loans in this case. Discovery in the case is currently scheduled to close on September 30, 2019, with motions for summary judgment due on December 6, 2019. The parties have selected a mediator and are in the process of selecting a mediation date. A trial date has not yet been set. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. SCC has received notices of claims for indemnification relating to lawsuits to which underwriters or depositors are party. Based on information currently available to SCC, it believes that the 21 lawsuits in which notice of a claim has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $3.0 billion). Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification or contribution from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the notices received included, and future notices may include, a reservation of rights to assert claims for contribution, which are referred to herein as "contribution claims." Contribution claims may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related

H&R Block, Inc. | Q1 FY2020 Form 10-Q	19

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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of July 31, 2019, total approximately $283 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
NOTE 12: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Block Financial LLC (Block Financial) is a 100% owned subsidiary of the Company. Block Financial is the Issuer and the Company is the full and unconditional Guarantor of the Senior Notes, our CLOC and other indebtedness issued from time to time. These condensed consolidating financial statements have been prepared using the equity method of accounting. Earnings of subsidiaries are, therefore, reflected in the Company's investment in subsidiaries account. The elimination entries eliminate investments in subsidiaries, related stockholders' equity and other intercompany balances and transactions.

20	Q1 FY2020 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended July 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$16,534	$137,059	$(3,231)	$150,362
Cost of revenues	—	5,216	224,698	(522)	229,392
Selling, general and administrative	—	2,897	115,948	(2,709)	116,136
Total operating expenses	—	8,113	340,646	(3,231)	345,528
Other income (expense), net	(151,752)	10,497	13,868	136,510	9,123
Interest expense on external borrowings	—	(21,056)	(15)	—	(21,071)
Loss from continuing operations before income tax benefit	(151,752)	(2,138)	(189,734)	136,510	(207,114)
Income tax benefit	(1,505)	(178)	(59,707)	—	(61,390)
Net loss from continuing operations	(150,247)	(1,960)	(130,027)	136,510	(145,724)
Net loss from discontinued operations	—	(4,523)	—	—	(4,523)
Net loss	(150,247)	(6,483)	(130,027)	136,510	(150,247)
Other comprehensive loss	(2,320)	—	(2,320)	2,320	(2,320)
Comprehensive loss	$(152,567)	$(6,483)	$(132,347)	$138,830	$(152,567)

					(in 000s)
Three months ended July 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$16,832	$131,477	$(3,126)	$145,183
Cost of revenues	—	5,033	217,118	(591)	221,560
Selling, general and administrative	—	3,250	105,025	(2,535)	105,740
Total operating expenses	—	8,283	322,143	(3,126)	327,300
Other income (expense), net	(153,616)	9,827	7,048	141,283	4,542
Interest expense on external borrowings	—	(21,123)	(67)	—	(21,190)
Loss from continuing operations before income tax benefit	(153,616)	(2,747)	(183,685)	141,283	(198,765)
Income tax benefit	(946)	(3,701)	(45,321)	—	(49,968)
Net income (loss) from continuing operations	(152,670)	954	(138,364)	141,283	(148,797)
Net loss from discontinued operations	—	(3,873)	—	—	(3,873)
Net loss	(152,670)	(2,919)	(138,364)	141,283	(152,670)
Other comprehensive loss	(1,731)	—	(1,731)	1,731	(1,731)
Comprehensive loss	$(154,401)	$(2,919)	$(140,095)	$143,014	$(154,401)

H&R Block, Inc. | Q1 FY2020 Form 10-Q	21

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of July 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,641	$603,027	$—	$607,668
Cash & cash equivalents - restricted	—	—	157,786	—	157,786
Receivables, net	—	26,392	49,736	—	76,128
Prepaid expenses and other current assets	2,811	1,682	100,630	—	105,123
Total current assets	2,811	32,715	911,179	—	946,705
Property and equipment, net	—	470	199,209	—	199,679
Operating lease right of use asset	—	334	485,813	—	486,147
Intangible assets, net	—	—	419,391	—	419,391
Goodwill	—	—	821,278	—	821,278
Deferred tax assets and income taxes receivable	464	15,953	125,999	—	142,416
Investments in subsidiaries	3,245,662	—	131,249	(3,376,911)	—
Amounts due from affiliates	—	1,547,959	2,914,289	(4,462,248)	—
Other noncurrent assets	—	62,455	31,929	—	94,384
Total assets	$3,248,937	$1,659,886	$6,040,336	$(7,839,159)	$3,110,000

Accounts payable and accrued expenses	19,221	6,093	96,842	—	122,156
Accrued salaries, wages and payroll taxes	—	1,787	46,379	—	48,166
Accrued income taxes and reserves for uncertain tax positions	—	1,060	181,868	—	182,928
Operating lease liabilities	—	134	186,221	—	186,355
Deferred revenue and other current liabilities	—	23,861	169,503	—	193,364
Total current liabilities	19,221	32,935	680,813	—	732,969
Long-term debt	—	1,493,289	—	—	1,493,289
Deferred tax liabilities and reserves for uncertain tax positions	24,623	1,486	173,605	—	199,714
Operating lease liabilities	—	187	292,631	—	292,818
Deferred revenue and other noncurrent liabilities	—	740	99,666	—	100,406
Amounts due to affiliates	2,914,289	—	1,547,959	(4,462,248)	—
Total liabilities	2,958,133	1,528,637	2,794,674	(4,462,248)	2,819,196
Stockholders' equity	290,804	131,249	3,245,662	(3,376,911)	290,804
Total liabilities and stockholders' equity	$3,248,937	$1,659,886	$6,040,336	$(7,839,159)	$3,110,000

22	Q1 FY2020 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of July 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$3,759	$975,357	$—	$979,116
Cash & cash equivalents - restricted	—	—	131,376	—	131,376
Receivables, net	—	40,457	30,119	—	70,576
Prepaid expenses and other current assets	2,811	1,954	96,290	—	101,055
Total current assets	2,811	46,170	1,233,142	—	1,282,123
Property and equipment, net	—	418	226,585	—	227,003
Intangible assets, net	—	—	354,831	—	354,831
Goodwill	—	—	507,941	—	507,941
Deferred tax assets and income taxes receivable	—	17,941	113,742	—	131,683
Investments in subsidiaries	2,762,660	—	128,396	(2,891,056)	—
Amounts due from affiliates	—	1,538,119	2,560,781	(4,098,900)	—
Other noncurrent assets	—	56,004	45,453	—	101,457
Total assets	$2,765,471	$1,658,652	$5,170,871	$(6,989,956)	$2,605,038

Accounts payable and accrued expenses	$2,216	$7,511	$135,744	$—	$145,471
Accrued salaries, wages and payroll taxes	—	1,423	36,045	—	37,468
Accrued income taxes and reserves for uncertain tax positions	—	1,060	177,253	—	178,313
Deferred revenue and other current liabilities	—	24,952	177,792	—	202,744
Total current liabilities	2,216	34,946	526,834	—	563,996
Long-term debt	—	1,490,668	4,338	—	1,495,006
Deferred tax liabilities and reserves for uncertain tax positions	10,465	3,989	216,838	—	231,292
Deferred revenue and other noncurrent liabilities	—	653	122,082	—	122,735
Amounts due to affiliates	2,560,781	—	1,538,119	(4,098,900)	—
Total liabilities	2,573,462	1,530,256	2,408,211	(4,098,900)	2,413,029
Stockholders' equity	192,009	128,396	2,762,660	(2,891,056)	192,009
Total liabilities and stockholders' equity	$2,765,471	$1,658,652	$5,170,871	$(6,989,956)	$2,605,038

H&R Block, Inc. | Q1 FY2020 Form 10-Q	23

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,109	$1,568,041	$—	$1,572,150
Cash & cash equivalents - restricted	—	—	135,577	—	135,577
Receivables, net	—	35,901	103,064	—	138,965
Prepaid expenses and other current assets	2,812	1,695	142,160	—	146,667
Total current assets	2,812	41,705	1,948,842	—	1,993,359
Property and equipment, net	—	552	211,540	—	212,092
Intangible assets, net	—	—	342,493	—	342,493
Goodwill	—	—	519,937	—	519,937
Deferred tax assets and income taxes receivable	3,218	15,953	122,808	—	141,979
Investments in subsidiaries	3,378,009	—	137,733	(3,515,742)	—
Amounts due from affiliates	—	1,562,958	2,815,617	(4,378,575)	—
Other noncurrent assets	—	54,976	35,109	—	90,085
Total assets	$3,384,039	$1,676,144	$6,134,079	$(7,894,317)	$3,299,945

Accounts payable and accrued expenses	$2,272	$19,735	$227,518	$—	$249,525
Accrued salaries, wages and payroll taxes	—	1,564	194,963	—	196,527
Accrued income taxes and reserves for uncertain tax positions	—	1,060	270,913	—	271,973
Deferred revenue and other current liabilities	—	21,144	183,832	—	204,976
Total current liabilities	2,272	43,503	877,226	—	923,001
Long-term debt	—	1,492,629	—	—	1,492,629
Deferred tax liabilities and reserves for uncertain tax positions	24,623	1,486	171,797	—	197,906
Deferred revenue and other noncurrent liabilities	—	793	144,089	—	144,882
Amounts due to affiliates	2,815,617	—	1,562,958	(4,378,575)	—
Total liabilities	2,842,512	1,538,411	2,756,070	(4,378,575)	2,758,418
Stockholders' equity	541,527	137,733	3,378,009	(3,515,742)	541,527
Total liabilities and stockholders' equity	$3,384,039	$1,676,144	$6,134,079	$(7,894,317)	$3,299,945

24	Q1 FY2020 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Three months ended July 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(13,442)	$(470,387)	$—	$(483,829)
Cash flows from investing:
Capital expenditures	—	—	(15,181)	—	(15,181)
Payments made for business acquisitions, net of cash acquired	—	—	(394,411)	—	(394,411)
Franchise loans funded	—	(2,689)	(117)	—	(2,806)
Payments from franchisees	—	2,352	295	—	2,647
Intercompany borrowings (payments)	—	14,999	(87,762)	72,763	—
Other, net	—	(688)	51,632	—	50,944
Net cash provided by (used in) investing activities	—	13,974	(445,544)	72,763	(358,807)
Cash flows from financing:
Dividends paid	(52,512)	—	—	—	(52,512)
Repurchase of common stock, including shares surrendered	(36,456)	—	—	—	(36,456)
Proceeds from exercise of stock options	1,206	—	—	—	1,206
Intercompany borrowings (payments)	87,762	—	(14,999)	(72,763)	—
Other, net	—	—	(12,431)	—	(12,431)
Net cash used in financing activities	—	—	(27,430)	(72,763)	(100,193)
Effects of exchange rates on cash	—	—	556	—	556
Net increase (decrease) in cash, including restricted balances	—	532	(942,805)	—	(942,273)
Cash, cash equivalents and restricted cash, beginning of period	—	4,109	1,703,618	—	1,707,727
Cash, cash equivalents and restricted cash, end of period	$—	$4,641	$760,813	$—	$765,454

H&R Block, Inc. | Q1 FY2020 Form 10-Q	25

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Three months ended July 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(6,335)	$(369,228)	$—	$(375,563)
Cash flows from investing:
Capital expenditures	—	—	(12,057)	—	(12,057)
Payments made for business acquisitions, net of cash acquired	—	—	(1,449)	—	(1,449)
Franchise loans funded	—	(1,791)	(14)	—	(1,805)
Payments from franchisees	—	5,006	98	—	5,104
Intercompany borrowings (payments)	—	2,718	(152,414)	149,696	—
Other, net	—	(185)	3,830	—	3,645
Net cash provided by (used in) investing activities	—	5,748	(162,006)	149,696	(6,562)
Cash flows from financing:
Dividends paid	(52,104)	—	—	—	(52,104)
Repurchase of common stock, including shares surrendered	(101,665)	—	—	—	(101,665)
Proceeds from exercise of stock options	1,355	—	—	—	1,355
Intercompany borrowings (payments)	152,414	—	(2,718)	(149,696)	—
Other, net	—	—	(17,494)	—	(17,494)
Net cash used in financing activities	—	—	(20,212)	(149,696)	(169,908)
Effects of exchange rates on cash	—	—	(1,153)	—	(1,153)
Net decrease in cash, including restricted balances	—	(587)	(552,599)	—	(553,186)
Cash, cash equivalents and restricted cash, beginning of period	—	4,346	1,659,332	—	1,663,678
Cash, cash equivalents and restricted cash, end of period	$—	$3,759	$1,106,733	$—	$1,110,492

26	Q1 FY2020 Form 10-Q | H&R Block, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide assisted, DIY, and virtual tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our financial partners, to the general public primarily in the U.S., Canada, Australia, and their respective territories. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We also offer small business financial solutions through our company-owned or franchise offices and online through Wave. We report a single segment that includes all of our continuing operations.
RECENT DEVELOPMENTS
On June 28, 2019, we completed our acquisition of Wave HQ Inc. (formerly known as Wave Financial Inc.) and its subsidiaries (collectively, "Wave") for $407.0 million, subject to customary post-closing adjustments for working capital. The acquisition was funded with available cash. See additional discussion in Item 1, note 1.

H&R Block, Inc. | Q1 FY2020 Form 10-Q	27

RESULTS OF OPERATIONS

Consolidated - Financial Results		(in 000s, except per share amounts)
Three months ended July 31,	2019	2018	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$32,992	$31,104	$1,888	6.1%
U.S. royalties	6,859	7,571	(712)	(9.4)%
U.S. DIY tax preparation	3,410	2,781	629	22.6%
International	40,581	39,179	1,402	3.6%
Refund Transfers	1,509	1,424	85	6.0%
Emerald Card®	13,855	14,246	(391)	(2.7)%
Peace of Mind® Extended Service Plan	32,837	36,577	(3,740)	(10.2)%
Tax Identity Shield®	4,522	4,741	(219)	(4.6)%
Interest and fee income on Emerald AdvanceTM	554	447	107	23.9%
Wave	3,625	—	3,625	**
Other	9,618	7,113	2,505	35.2%
Total revenues	150,362	145,183	5,179	3.6%

Compensation and benefits:
Field wages	53,803	49,932	3,871	7.8%
Other wages	53,837	47,822	6,015	12.6%
Benefits and other compensation	26,474	22,931	3,543	15.5%
	134,114	120,685	13,429	11.1%
Occupancy	92,152	90,726	1,426	1.6%
Marketing and advertising	6,779	6,894	(115)	(1.7)%
Depreciation and amortization	38,605	40,432	(1,827)	(4.5)%
Bad debt	(968)	(858)	(110)	(12.8)%
Other (1)	74,846	69,421	5,425	7.8%
Total operating expenses	345,528	327,300	18,228	5.6%
Other income (expense), net	9,123	4,542	4,581	100.9%
Interest expense on borrowings	(21,071)	(21,190)	119	0.6%
Pretax loss	(207,114)	(198,765)	(8,349)	(4.2)%

Income tax benefit	(61,390)	(49,968)	(11,422)	22.9%
Net Loss from continuing operations	(145,724)	(148,797)	3,073	(2.1)%
Net loss from discontinued operations	(4,523)	(3,873)	(650)	16.8%
Net Loss	$(150,247)	$(152,670)	$2,423	(1.6)%

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.72)	$(0.72)	$—	—%
Discontinued operations	(0.02)	(0.02)	—	—%
Consolidated	$(0.74)	$(0.74)	$—	—%

EBITDA from continuing operations (2)	$(147,438)	$(137,143)	(10,295)	7.5%

(1)	We reclassified $2.2 million of supplies expense from its own financial statement line to other expenses for fiscal year 2019 to conform to the current year presentation.
(2) See "Non-GAAP FInancial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended July 31, 2019 compared to July 31, 2018
Revenues increased $5.2 million, or 3.6%, from the prior year period. U.S. assisted tax preparation fees increased $1.9 million, or 6.1%, primarily due to higher off-season tax return volumes, slightly offset by lower net average charge.
International revenues increased $1.4 million, or 3.6%, primarily due to higher Australian tax preparation fees, offset by unfavorable exchange rates.

28	Q1 FY2020 Form 10-Q | H&R Block, Inc.

Revenues from POM decreased $3.7 million, or 10.2%, due to changes in the claims pattern used to recognize revenue.
Revenues of $3.6 million were recognized by Wave, which we acquired on June 28, 2019, and therefore were not included in our results of operations in the prior year period.
Total operating expenses increased $18.2 million, or 5.6%, from the prior year period. Field wages increased $3.9 million, or 7.8%, primarily due to higher wages due to the increase in return volumes. Other wages increased $6.0 million, or 12.6%, primarily due to higher information technology wages and the acquisition of Wave. Benefits and other compensation increased $3.5 million, or 15.5% primarily due to higher retirement savings plan contributions and stock-based compensation expenses.
Other expenses increased $5.4 million, or 7.8%. The components of other expenses are as follows:

Three months ended July 31,	2019	2018	$ Change	% Change
Consulting and outsourced services	$18,189	$20,815	$(2,626)	(12.6)%
Bank partner fees	1,482	1,465	17	1.2%
Client claims and refunds	9,244	12,622	(3,378)	(26.8)%
Employee travel and related expenses	8,425	6,829	1,596	23.4%
Technology-related expenses	17,410	11,766	5,644	48.0%
Credit card/bank charges	3,992	2,403	1,589	66.1%
Insurance	4,394	3,389	1,005	29.7%
Legal fees and settlements	3,273	2,573	700	27.2%
Supplies	3,286	2,204	1,082	49.1%
Other	5,151	5,355	(204)	(3.8)%
	$74,846	$69,421	$5,425	7.8%

The increase in technology-related expenses of $5.6 million or 48.0% is due to increased investments in cloud-based technology.
FINANCIAL CONDITION
These comments should be read in conjunction with the consolidated balance sheets and consolidated statements of cash flows included in Part 1, Item 1.
CAPITAL RESOURCES AND LIQUIDITY –
OVERVIEW – Our primary sources of capital and liquidity include cash from operations (including changes in working capital), draws on our CLOC, and issuances of debt. We use our sources of liquidity primarily to fund working capital, service and repay debt, pay dividends, repurchase shares of our common stock, and acquire businesses.
Our operations are highly seasonal and substantially all of our revenues and cash flow are generated during the period from February through April. Therefore, we require the use of cash to fund losses and working capital needs from May through January, and typically rely on available cash balances from the prior tax season and borrowings to meet our off-season liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of July 31, 2019 are sufficient to meet our operating, investing and financing needs.

H&R Block, Inc. | Q1 FY2020 Form 10-Q	29

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the three months ended July 31, 2019 and 2018. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Three months ended July 31,	2019	2018
Net cash used in:
Operating activities	$(483,829)	$(375,563)
Investing activities	(358,807)	(6,562)
Financing activities	(100,193)	(169,908)
Effects of exchange rates on cash	556	(1,153)
Net change in cash, cash equivalents and restricted cash	$(942,273)	$(553,186)

Operating Activities. Cash used in operations increased, primarily due to the timing of payments for accounts payable, accrued expenses, salaries, wages and payroll taxes.
Investing Activities. Cash used in investing activities totaled $358.8 million for the three months ended July 31, 2019 compared to $6.6 million in the prior year period. This change resulted primarily from the acquisition of Wave, partially offset by the receipt of cash on an available-for-sale debt security in the current year.
Financing Activities. Cash used in financing activities totaled $100.2 million for the three months ended July 31, 2019 compared to $169.9 million in the prior year period. This change resulted primarily from lower share repurchases completed in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $52.5 million and $52.1 million for the three months ended July 31, 2019 and 2018, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Our current share repurchase program has remaining authorization of $954.4 million which is effective through June 2022. Although we may continue to repurchase shares, there is no assurance that we will purchase up the full Board authorization.
Capital Investment. Capital expenditures totaled $15.2 million and $12.1 million for the three months ended July 31, 2019 and 2018, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired Wave and franchisee and competitor businesses totaling $394.4 million in the current year compared to franchisee and competitor businesses totaling $1.4 million in the prior year. See Item 1, note 1 and note 5 for additional information on our acquisitions.
FINANCING RESOURCES – We had no outstanding balance under the CLOC as of July 31, 2019. Amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.1 billion as of July 31, 2019. See Item 1, note 6 to the consolidated financial statements.
The following table provides ratings for debt issued by Block Financial as of July 31, 2019 and April 30, 2019:

As of	July 31, 2019			April 30, 2019
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Negative	P-3	Baa3	Negative
S&P	A-2	BBB	Stable	A-2	BBB	Stable
There have been no material changes in our borrowings from those reported as of April 30, 2019 in our Annual Report on Form 10-K.

30	Q1 FY2020 Form 10-Q | H&R Block, Inc.

CASH AND OTHER ASSETS – As of July 31, 2019, we held cash and cash equivalents, excluding restricted amounts, of $607.7 million, including $140.0 million held by our foreign subsidiaries.
Foreign Operations. When necessary, our international businesses are funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of July 31, 2019.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an increase of $0.6 million during the three months ended July 31, 2019 compared to an decrease of $1.2 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – There have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2019 in our Annual Report on Form 10-K.
REGULATORY ENVIRONMENT
There have been no material changes in our regulatory environment from what was reported as of April 30, 2019 in our Annual Report on Form 10-K.
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
We may consider whether other significant items that arise in the future should be excluded from our non-GAAP financial measures.
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
The following is a reconciliation of EBITDA from continuing operations to net loss:

		(in 000s)
	Three months ended July 31,
	2019	2018
Net loss - as reported	$(150,247)	$(152,670)
Discontinued operations, net	4,523	3,873
Net loss from continuing operations - as reported	(145,724)	(148,797)
Add back:
Income taxes of continuing operations	(61,390)	(49,968)
Interest expense of continuing operations	21,071	21,190
Depreciation and amortization of continuing operations	38,605	40,432
	(1,714)	11,654
EBITDA from continuing operations	$(147,438)	$(137,143)

H&R Block, Inc. | Q1 FY2020 Form 10-Q	31

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
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended April 30, 2019 and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2019 in our Annual Report on Form 10-K.
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
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 11 to the consolidated financial statements.

32	Q1 FY2020 Form 10-Q | H&R Block, Inc.

ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported at April 30, 2019 in our Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2020 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	1	$26.65	—	$998,470
June 1 - June 30	132	$29.30	—	$998,470
July 1 - July 31	1,774	$27.83	1,593	$954,421
	1,907	$27.93	1,593

(1)
We purchased approximately 314 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted shares and restricted share units.

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
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1
Form of 2018 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 20, 2019, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.2
Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 20, 2019, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.3
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 20, 2019, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.4
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 20, 2019, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.5
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 20, 2019, filed as Exhibit 10.5 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.6
Form of 2018 Long Term Incentive Plan Award Agreement for Two-Year Restricted Share Units, as approved on June 20, 2019, filed as Exhibit 10.6 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

H&R Block, Inc. | Q1 FY2020 Form 10-Q	33

10.7
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Two-Year Restricted Share Units, as approved on June 20, 2019, filed as Exhibit 10.7 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.8	Amended and Restated H&R Block Executive Performance Plan

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

34	Q1 FY2020 Form 10-Q | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
September 6, 2019

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
September 6, 2019

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
September 6, 2019

H&R Block, Inc. | Q1 FY2020 Form 10-Q	35