Form 10-Q
period 2019-10-31
H&R BLOCK INC
filed 2019-12-06
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on November 29, 2019: 195,246,026 shares.

Form 10-Q for the Period Ended October 31, 2019

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS			(unaudited, in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2019	2018	2019	2018

REVENUES:
Service revenues	$139,648	$127,267	$271,807	$254,127
Royalty, product and other revenues	21,153	21,604	39,356	39,927
	160,801	148,871	311,163	294,054
OPERATING EXPENSES:
Costs of revenues	253,206	250,815	482,598	472,375
Selling, general and administrative	150,334	113,319	266,470	219,059
Total operating expenses	403,540	364,134	749,068	691,434

Other income (expense), net	2,739	4,464	11,862	9,006
Interest expense on borrowings	(21,306)	(21,191)	(42,377)	(42,381)
Loss from continuing operations before income tax benefit	(261,306)	(231,990)	(468,420)	(430,755)
Income tax benefit	(77,752)	(61,053)	(139,142)	(111,021)
Net loss from continuing operations	(183,554)	(170,937)	(329,278)	(319,734)
Net loss from discontinued operations, net of tax benefits of $1,327 and $1,607, $2,685 and $2,769	(4,445)	(5,339)	(8,968)	(9,212)
NET LOSS	$(187,999)	$(176,276)	$(338,246)	$(328,946)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.93)	$(0.83)	$(1.65)	$(1.55)
Discontinued operations	(0.02)	(0.03)	(0.04)	(0.04)
Consolidated	$(0.95)	$(0.86)	$(1.69)	$(1.59)

DIVIDENDS DECLARED PER SHARE	$0.26	$0.25	$0.52	$0.50

COMPREHENSIVE LOSS:
Net loss	$(187,999)	$(176,276)	$(338,246)	$(328,946)
Unrealized losses on securities, net of taxes	—	(3)	—	—
Change in foreign currency translation adjustments	919	(2,843)	(1,401)	(4,577)
Other comprehensive income (loss)	919	(2,846)	(1,401)	(4,577)
Comprehensive loss	$(187,080)	$(179,122)	$(339,647)	$(333,523)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2020 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	October 31, 2019	October 31, 2018	April 30, 2019

ASSETS
Cash and cash equivalents	$245,312	$600,799	$1,572,150
Cash and cash equivalents - restricted	176,332	122,507	135,577
Receivables, less allowance for doubtful accounts of $65,815, $65,409 and $67,228	74,710	61,286	138,965
Prepaid expenses and other current assets	105,058	106,410	146,667
Total current assets	601,412	891,002	1,993,359
Property and equipment, at cost, less accumulated depreciation and amortization of $784,535, $787,978 and $745,761	206,216	241,772	212,092
Operating lease right of use asset	475,969	—	—
Intangible assets, net	425,377	364,524	342,493
Goodwill	815,331	507,191	519,937
Deferred tax assets and income taxes receivable	145,807	130,987	141,979
Other noncurrent assets	86,629	97,820	90,085
Total assets	$2,756,741	$2,233,296	$3,299,945
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$111,439	$114,393	$249,525
Accrued salaries, wages and payroll taxes	57,602	43,396	196,527
Accrued income taxes and reserves for uncertain tax positions	106,125	94,257	271,973
Current portion of long-term debt	648,651	—	—
Operating lease liabilities	162,897	—	—
Deferred revenue and other current liabilities	177,243	183,675	204,976
Total current liabilities	1,263,957	435,721	923,001
Long-term debt and line of credit borrowings	980,299	1,491,328	1,492,629
Deferred tax liabilities and reserves for uncertain tax positions	180,362	235,799	197,906
Operating lease liabilities	326,691	—	—
Deferred revenue and other noncurrent liabilities	81,179	101,773	144,882
Total liabilities	2,832,488	2,264,621	2,758,418
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 231,024,069, 242,026,278 and 238,336,760	2,310	2,420	2,383
Additional paid-in capital	765,220	759,235	767,636
Accumulated other comprehensive loss	(21,817)	(18,880)	(20,416)
Retained earnings (deficit)	(122,535)	(64,291)	499,386
Less treasury shares, at cost, of 35,778,404, 36,499,002 and 36,377,441	(698,925)	(709,809)	(707,462)
Total stockholders' equity (deficiency)	(75,747)	(31,325)	541,527
Total liabilities and stockholders' equity	$2,756,741	$2,233,296	$3,299,945

See accompanying notes to consolidated financial statements.

2	Q2 FY2020 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Six months ended October 31,	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(338,246)	$(328,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,262	81,925
Provision for bad debt	1,890	2,350
Deferred taxes	12,595	17,913
Stock-based compensation	16,094	11,839
Changes in assets and liabilities, net of acquisitions:
Receivables	71,859	74,672
Prepaid expenses, other current and noncurrent assets	13,889	(9,134)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(267,257)	(218,692)
Deferred revenue, other current and noncurrent liabilities	(74,996)	(81,014)
Income tax receivables, accrued income taxes and income tax reserves	(206,278)	(179,660)
Other, net	(4,128)	1,056
Net cash used in operating activities	(693,316)	(627,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,854)	(66,422)
Payments made for business acquisitions, net of cash acquired	(416,925)	(24,549)
Franchise loans funded	(16,021)	(8,915)
Payments from franchisees	7,902	11,689
Other, net	50,839	4,993
Net cash used in investing activities	(417,059)	(83,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	135,000	—
Dividends paid	(104,063)	(103,484)
Repurchase of common stock, including shares surrendered	(190,369)	(102,096)
Proceeds from exercise of stock options	1,215	1,746
Other, net	(18,544)	(22,434)
Net cash used in financing activities	(176,761)	(226,268)

Effects of exchange rate changes on cash	1,053	(3,209)

Net decrease in cash and cash equivalents, including restricted balances	(1,286,083)	(940,372)
Cash, cash equivalents and restricted cash, beginning of period	1,707,727	1,663,678
Cash, cash equivalents and restricted cash, end of period	$421,644	$723,306

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$54,109	$50,197
Interest paid on borrowings	39,952	39,902
Accrued additions to property and equipment	3,409	4,765

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2020 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity (Deficiency)
	Shares	Amount				Shares	Amount
Balances as of May 1, 2019	238,337	$2,383	$767,636	$(20,416)	$499,386	(36,377)	$(707,462)	$541,527
Net loss	—	—	—	—	(150,247)	—	—	(150,247)
Other comprehensive loss	—	—	—	(2,320)	—	—	—	(2,320)
Stock-based compensation	—	—	6,557	—	—	—	—	6,557
Stock-based awards exercised or vested	—	—	(13,789)	—	(2,786)	906	17,631	1,056
Acquisition of treasury shares	—	—	—	—	—	(314)	(9,185)	(9,185)
Repurchase and retirement of common shares	(1,593)	(16)	(955)	—	(43,101)	—	—	(44,072)
Cash dividends declared - $0.26 per share	—	—	—	—	(52,512)	—	—	(52,512)
Balances as of July 31, 2019	236,744	$2,367	$759,449	$(22,736)	$250,740	(35,785)	$(699,016)	$290,804
Net loss	—	—	—	—	(187,999)	—	—	(187,999)
Other comprehensive income	—	—	—	919	—	—	—	919
Stock-based compensation	—	—	9,331	—	—	—	—	9,331
Stock-based awards exercised or vested	—	—	(127)	—	(276)	13	264	(139)
Acquisition of treasury shares	—	—	—	—	—	(6)	(173)	(173)
Repurchase and retirement of common shares	(5,720)	(57)	(3,433)	—	(133,449)	—	—	(136,939)
Cash dividends declared - $0.26 per share	—	—	—	—	(51,551)	—	—	(51,551)
Balances as of October 31, 2019	231,024	$2,310	$765,220	$(21,817)	$(122,535)	(35,778)	$(698,925)	$(75,747)

See accompanying notes to consolidated financial statements.

4	Q2 FY2020 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity (Deficiency)
	Shares	Amount				Shares	Amount
Balances as of May 1, 2018	246,199	$2,462	$760,250	$(14,303)	$362,980	(36,945)	$(717,678)	$393,711
Net loss	—	—	—	—	(152,670)	—	—	(152,670)
Cumulative effect of ASU 2016-16 (1)	—	—	—	—	100,950	—	—	100,950
Other comprehensive loss	—	—	—	(1,731)	—	—	—	(1,731)
Stock-based compensation	—	—	4,307	—	—	—	—	4,307
Stock-based awards exercised or vested	—	—	(9,945)	—	(1,029)	627	12,185	1,211
Acquisition of treasury shares	—	—	—	—	—	(200)	(4,560)	(4,560)
Repurchase and retirement of common shares	(4,173)	(42)	(2,503)	—	(94,560)	—	—	(97,105)
Cash dividends declared - $0.25 per share	—	—	—	—	(52,104)	—	—	(52,104)
Balances as of July 31, 2018	242,026	$2,420	$752,109	$(16,034)	$163,567	(36,518)	$(710,053)	$192,009
Net loss	—	—	—	—	(176,276)	—	—	(176,276)
Other comprehensive loss	—	—	—	(2,846)	—	—	—	(2,846)
Stock-based compensation	—	—	7,352	—	—	—	—	7,352
Stock-based awards exercised or vested	—	—	(226)	—	(202)	35	675	247
Acquisition of treasury shares	—	—	—	—	—	(16)	(431)	(431)
Cash dividends declared - $0.25 per share	—	—	—	—	(51,380)	—	—	(51,380)
Balances as of October 31, 2018	242,026	$2,420	$759,235	$(18,880)	$(64,291)	(36,499)	$(709,809)	$(31,325)
Net loss	—	—	—	—	(126,454)	—	—	(126,454)
Other comprehensive income	—	—	—	1,238	—	—	—	1,238
Stock-based compensation	—	—	6,067	—	—	—	—	6,067
Stock-based awards exercised or vested	—	—	(5)	—	(169)	41	796	622
Acquisition of treasury shares	—	—	—	—	—	(2)	(56)	(56)
Repurchase and retirement of common shares	(525)	(5)	(315)	—	(11,981)	—	—	(12,301)
Cash dividends declared - $0.25 per share	—	—	—	—	(51,382)	—	—	(51,382)
Balances as of January 31, 2019	241,501	$2,415	$764,982	$(17,642)	$(254,277)	(36,460)	$(709,069)	$(213,591)
Net income	—	—	—	—	877,909	—	—	877,909
Other comprehensive loss	—	—	—	(2,774)	—	—	—	(2,774)
Stock-based compensation	—	—	5,784	—	—	—	—	5,784
Stock-based awards exercised or vested	—	—	(1,231)	—	(150)	84	1,634	253
Acquisition of treasury shares	—	—	—	—	—	(1)	(27)	(27)
Repurchase and retirement of common shares	(3,164)	(32)	(1,899)	—	(73,501)	—	—	(75,432)
Cash dividends declared - $0.25 per share	—	—	—	—	(50,595)	—	—	(50,595)
Balances as of April 30, 2019	238,337	$2,383	$767,636	$(20,416)	$499,386	(36,377)	$(707,462)	$541,527

(1)
ASU 2016-16 was effective on May 1, 2018 and we adopted using the modified retrospective transition method. We recognized a $101.0 million cumulative effect adjustment to increase the opening balance of retained earnings and increase deferred tax assets resulting from intra-entity transfers of intellectual property in fiscal year 2018.

H&R Block, Inc. | Q2 FY2020 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of October 31, 2019 and 2018, the consolidated statements of operations and comprehensive loss for the three and six months ended October 31, 2019 and 2018, the consolidated statements of cash flows for the six months ended October 31, 2019 and 2018, and the consolidated statements of stockholders' equity for the three and six months ended October 31, 2019 and the quarterly periods within the fiscal year ended April 30, 2019 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2019 and 2018 and for all periods presented, have been made.
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
WAVE ACQUISITION – On June 28, 2019, we acquired Wave HQ Inc. (formerly known as Wave Financial Inc.) and its subsidiaries (collectively, Wave) and during the quarter ended October 31, 2019 we finalized the post-closing working capital adjustment and made an additional payment of $1.4 million, resulting in a total payment of $408.4 million. The acquisition was funded with available cash. Wave is a provider of software solutions and related services specifically designed to help small business owners manage their finances. Major revenue sources include fees earned by providing payment processing, payroll services, and bookkeeping services. We believe the acquisition of Wave enhances our position in the small business market.
Included in the transaction price is $8.2 million which will be treated as compensation expense over the next two years as certain key employees are required to remain employees to receive payment. Additionally, key employees are participating in a management incentive program consisting of cash performance incentives and stock-based compensation which will be earned over the next three years and is not considered part of the purchase price.
As of October 31, 2019 we have identified the acquired intangible assets and are still evaluating the income tax impacts of the transaction.

6	Q2 FY2020 Form 10-Q | H&R Block, Inc.

The assets acquired, net of liabilities assumed on the acquisition date, and the identified intangible assets and goodwill, are as follows:

($ in 000s)
	Amount Acquired	Weighted-Average Life (in years)
Assets acquired and liabilities assumed, net	$6,870
Purchased technology	68,000	10
Customer relationships	23,000	5
Noncompete agreements	7,070	5
Trade name	5,800	10
Total identifiable net assets	110,740
Goodwill	289,492
Total identifiable assets and goodwill	$400,232

Revenues of $14.5 million and pretax losses of $21.3 million were recognized by Wave from the period of June 28, 2019 through October 31, 2019, which are included in our consolidated statement of operations for the six months ended October 31, 2019. Had we acquired Wave as of May 1, 2018, we would have reported, on a pro-forma basis, consolidated revenues of $317.7 million and $308.6 million for the six months ended October 31, 2019 and 2018, respectively, and consolidated pretax losses from continuing operations of $478.4 million and $453.4 million for the six months ended October 31, 2019 and 2018, respectively. Pro-forma adjustments primarily include amortization of intangible assets and certain compensation expenses.
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
We have recognized operating lease right-of-use (ROU) assets and operating lease liabilities on our balance sheet as part of adopting the standard and pre-existing liabilities for deferred rent, and various lease incentives were reclassified as a component of the lease assets. We elected the package of practical expedients which allows us to not reassess historical lease classification, initial direct costs or contracts related to leases. For leases with an initial term of twelve months or less we have elected to only recognize retail office leases on our balance sheet. We elected the practical expedient to account for lease and non-lease components (such as common area maintenance, utilities, insurance and taxes) as a single lease component for all classes of underlying assets. We also elected the practical expedient to not reassess whether land easement contracts meet the definition of a lease. We did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date.
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
NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. Tax Services business. The following table disaggregates our U.S. Tax Services revenues by major service line, with revenues from our international Tax Services businesses and from Wave included as separate lines:

H&R Block, Inc. | Q2 FY2020 Form 10-Q	7

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2019	2018	2019	2018
Revenues:
U.S. assisted tax preparation	$41,226	$41,652	$74,218	$72,756
U.S. royalties	7,820	8,062	14,679	15,633
U.S. DIY tax preparation	4,541	2,994	7,951	5,775
International	44,926	45,497	85,507	84,676
Refund Transfers	791	560	2,300	1,984
Emerald Card®	8,616	9,478	22,471	23,724
Peace of Mind® Extended Service Plan	25,660	24,318	58,497	60,895
Tax Identity Shield®	4,648	5,243	9,170	9,984
Interest and fee income on Emerald AdvanceTM	485	397	1,039	844
Wave	10,902	—	14,527	—
Other	11,186	10,670	20,804	17,783
Total revenues	$160,801	$148,871	$311,163	$294,054

Wave revenues primarily consist of fees received to process payment transactions and are generally calculated as a percentage of the transaction amounts processed. Revenues are recognized upon authorization of the transaction.
Changes in the balances of deferred revenue and wages for Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Six months ended October 31,	2019	2018	2019	2018
Balance, beginning of the period	$212,511	$218,274	$27,306	$32,683
Amounts deferred	4,222	3,459	29	80
Amounts recognized on previous deferrals	(68,088)	(71,074)	(9,430)	(10,752)
Balance, end of the period	$148,645	$150,659	$17,905	$22,011

As of October 31, 2019, deferred revenue related to POM was $148.6 million. We expect that $105.6 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following sixty months.
As of October 31, 2019 and 2018, Tax Identity Shield® (TIS) deferred revenue was $21.0 million and $21.8 million, respectively. Deferred revenue related to TIS was $29.7 million and $36.4 million at April 30, 2019 and 2018, respectively. All deferred revenue related to TIS will be recognized within the next six months.
NOTE 3: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income or loss from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 3.7 million shares for the three and six months ended October 31, 2019, and 3.4 million shares for the three and six months ended October 31, 2018, as the effect would be antidilutive due to the net loss from continuing operations during those periods.

8	Q2 FY2020 Form 10-Q | H&R Block, Inc.

The computations of basic and diluted loss per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2019	2018	2019	2018
Net loss from continuing operations attributable to shareholders	$(183,554)	$(170,937)	$(329,278)	$(319,734)
Amounts allocated to participating securities	(150)	(144)	(299)	(286)
Net loss from continuing operations attributable to common shareholders	$(183,704)	$(171,081)	$(329,577)	$(320,020)

Basic weighted average common shares	198,079	205,520	200,058	206,596
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	198,079	205,520	200,058	206,596

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.93)	$(0.83)	$(1.65)	$(1.55)
Diluted	(0.93)	(0.83)	(1.65)	(1.55)

The weighted average shares outstanding for the three and six months ended October 31, 2019 decreased to 198.1 million and 200.1 million, respectively, from 205.5 million and 206.6 million, respectively, for the three and six months ended October 31, 2018. The decrease is due to share repurchases completed in the current and prior years.
STOCK-BASED COMPENSATION – During the six months ended October 31, 2019, we also acquired 0.3 million shares of our common stock at an aggregate cost of $9.4 million, which represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the six months ended October 31, 2018, we acquired 0.2 million shares at an aggregate cost of $5.0 million for similar purposes.
During the six months ended October 31, 2019 and 2018, we issued 0.9 million and 0.7 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the six months ended October 31, 2019, we granted equity awards equivalent to 1.4 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Stock-based compensation expense of our continuing operations totaled $9.4 million and $16.1 million for the three and six months ended October 31, 2019, respectively and $7.5 million and $11.8 million for the three and six months ended October 31, 2018, respectively. As of October 31, 2019, unrecognized compensation cost for stock options totaled $0.4 million, and for nonvested shares and units totaled $47.1 million.

H&R Block, Inc. | Q2 FY2020 Form 10-Q	9

NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	October 31, 2019		October 31, 2018		April 30, 2019
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$23,554	$43,322	$26,964	$38,489	$22,427	$35,325
Receivables for U.S. assisted and DIY tax preparation and related fees	18,531	3,716	6,033	5,503	34,284	3,716
H&R Block Instant RefundTM receivables	530	695	—	2,008	37,319	1,701
H&R Block Emerald AdvanceTM lines of credit	8,073	9,201	7,418	10,988	8,546	12,418
Software receivables from retailers	970	—	552	—	9,354	—
Royalties and other receivables from franchisees	8,094	147	9,103	710	11,888	97
Wave payment processing receivables	3,041	—	—	—	—	—
Other	11,917	2,165	11,216	2,831	15,147	2,382
Total	$74,710	$59,246	$61,286	$60,529	$138,965	$55,639

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and short–term loans and revolving lines of credit which are used to fund off–season working capital needs. As of October 31, 2019 and 2018, loans with a principal balance of $0.2 million and $1.1 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status.
H&R BLOCK INSTANT REFUNDTM PROGRAM – H&R Block Instant RefundTM (formerly Instant Cash Back®) amounts are generally received from the Canada Revenue Agency (CRA) within 60 days of filing the client's return, with the remaining balance collectible from the client.
We review the credit quality of our Instant Refund receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by year of origination, as of October 31, 2019 are as follows:

		(in 000s)
Year of Origination	Current Balance	Non-Accrual

2019	$3,051	$2,663
2018 and prior	441	441
	3,492	$3,104
Allowance	(2,267)
Net balance	$1,225

10	Q2 FY2020 Form 10-Q | H&R Block, Inc.

H&R BLOCK EMERALD ADVANCETM LINES OF CREDIT – We review the credit quality of our purchased participation interests in Emerald AdvanceTM (EA) receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, as of October 31, 2019, by year of origination, are as follows:

(in 000s)
Year of origination:	Balance	Non-Accrual
2019	$23,812	$23,812
2018 and prior	6,718	6,718
Revolving loans	14,279	12,437
	44,809	$42,967
Allowance	(27,535)
Net balance	$17,274

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our EA and all other short-term and long-term receivables for the six months ended October 31, 2019 and 2018 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of April 30, 2019	$27,535	$53,938	$81,473
Provision	—	1,890	1,890
Charge-offs, recoveries and other	—	(1,217)	(1,217)
Balances as of October 31, 2019	$27,535	$54,611	$82,146

Balances as of April 30, 2018	$26,622	$55,191	$81,813
Provision	—	2,350	2,350
Charge-offs, recoveries and other	—	(4,196)	(4,196)
Balances as of October 31, 2018	$26,622	$53,345	$79,967

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended October 31, 2019 and 2018 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2019	$552,234	$(32,297)	$519,937
Acquisition of Wave	289,492	—	289,492
Other Acquisitions	8,491	—	8,491
Disposals and foreign currency changes, net	(2,589)	—	(2,589)
Impairments	—	—	—
Balances as of October 31, 2019	$847,628	$(32,297)	$815,331

Balances as of April 30, 2018	$540,168	$(32,297)	$507,871
Acquisitions	624	—	624
Disposals and foreign currency changes, net	(1,304)	—	(1,304)
Impairments	—	—	—
Balances as of October 31, 2018	$539,488	$(32,297)	$507,191

We test goodwill for impairment annually in our fourth quarter, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block, Inc. | Q2 FY2020 Form 10-Q	11

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of October 31, 2019:
Reacquired franchise rights	$355,116	$(147,313)	$207,803
Customer relationships	299,245	(211,681)	87,564
Internally-developed software	149,644	(113,863)	35,781
Noncompete agreements	40,636	(32,620)	8,016
Franchise agreements	19,201	(13,974)	5,227
Purchased technology	122,700	(49,503)	73,197
Trade name	5,800	(192)	5,608
Acquired assets pending final allocation (1)	2,181	—	2,181
	$994,523	$(569,146)	$425,377
As of October 31, 2018:
Reacquired franchise rights	$339,719	$(124,733)	$214,986
Customer relationships	256,739	(179,011)	77,728
Internally-developed software	142,147	(117,060)	25,087
Noncompete agreements	32,879	(30,596)	2,283
Franchise agreements	19,201	(12,694)	6,507
Purchased technology	54,700	(40,646)	14,054
Acquired assets pending final allocation (1)	23,879	—	23,879
	$869,264	$(504,740)	$364,524
As of April 30, 2019:
Reacquired franchise rights	$350,410	$(136,345)	$214,065
Customer relationships	274,838	(195,174)	79,664
Internally-developed software	139,239	(109,885)	29,354
Noncompete agreements	33,376	(31,446)	1,930
Franchise agreements	19,201	(13,334)	5,867
Purchased technology	54,700	(43,518)	11,182
Acquired assets pending final allocation (1)	431	—	431
	$872,195	$(529,702)	$342,493

(1)    Represents franchisee and competitor business acquisitions for which final purchase price allocations have not yet been determined.
We made payments to acquire franchisee and competitor businesses totaling $20.7 million and $24.5 million during the six months ended October 31, 2019 and 2018, respectively. These payments do not include the payments made to acquire Wave as discussed in note 1.
Amortization of intangible assets for the three and six months ended October 31, 2019 was $21.6 million and $39.8 million, respectively. Amortization of intangible assets for the three and six months ended October 31, 2018 was $17.6 million and $35.7 million, respectively. Estimated amortization of intangible assets for fiscal years 2020, 2021, 2022, 2023 and 2024 is $80.2 million, $67.4 million, $51.6 million, $35.5 million and $27.8 million, respectively.

12	Q2 FY2020 Form 10-Q | H&R Block, Inc.

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	October 31, 2019	October 31, 2018	April 30, 2019
Senior Notes, 4.125%, due October 2020	$650,000	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000	350,000
Committed line of credit borrowings	135,000	—	—
Debt issuance costs and discounts	(6,050)	(8,672)	(7,371)
	1,628,950	1,491,328	1,492,629
Less: Current portion	(648,651)	—	—
	$980,299	$1,491,328	$1,492,629

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of October 31, 2019.
We had an outstanding balance of $135 million under the CLOC as of October 31, 2019, and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $962 million as of October 31, 2019.
Our Senior Notes due in October 2020 are classified as a current liability as of October 31, 2019 because such amounts are due within one year. We are considering various financing options in regard to the maturing Senior Notes and anticipate these options will provide adequate liquidity to fund the cash requirements at or prior to maturity. The estimated fair value of our long-term debt, including the current portion of long-term debt, as of October 31, 2019 and 2018 and April 30, 2019 totaled $1.7 billion, $1.5 billion and $1.6 billion, respectively.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the IRS and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. Our U.S. federal income tax returns for 2017 and 2018 remain open for examination. Our U.S. federal income tax returns for 2016 and all prior periods are closed. With respect to state and local jurisdictions and countries outside of the U.S., we are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.

H&R Block, Inc. | Q2 FY2020 Form 10-Q	13

We had gross unrecognized tax benefits of $156.7 million, $189.6 million and $185.1 million as of October 31, 2019 and 2018 and April 30, 2019, respectively. The gross unrecognized tax benefits decreased $28.4 million and increased $3.5 million during the six months ended October 31, 2019 and 2018, respectively. The decrease in unrecognized tax benefits during the six months ending October 31, 2019 is related to federal and state statute of limitation periods ending in the current quarter as well as to favorable audit settlements. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $14.1 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under exam. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
Consistent with prior years, our pretax loss for the six months ended October 31, 2019 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the six months ended October 31, 2019 reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations adjusted for the tax impact of discrete items for the periods presented.
A discrete income tax benefit of $25.2 million was recorded in the six months ended October 31, 2019 compared to a discrete tax benefit of $7.4 million in the same period of the prior year. The discrete tax benefit recorded in the current period primarily resulted from the settlement of various matters, including expiration of statute of limitations and resolution with tax authorities, and valuation allowance changes related to utilization of foreign losses. The discrete tax benefit recorded in the prior year resulted primarily from favorable audit settlements.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 29.7% and 25.8% for the six months ended October 31, 2019 and 2018, respectively. Discrete items increased the effective tax rate for the six months ended October 31, 2019 and 2018 by 5.4% and 1.7%, respectively. Due to the loss in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate through our second quarter to be significantly different than the rate for our full fiscal year.
NOTE 8: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2019	2018	2019	2018
Interest income	$2,225	$4,505	$10,251	$9,002
Foreign currency gains (losses), net	105	(124)	114	(127)
Other, net	409	83	1,497	131
	$2,739	$4,464	$11,862	$9,006

NOTE 9: COMMITMENTS AND CONTINGENCIES
Assisted tax returns, as well as services provided under Tax Pro GoSM and Tax Pro ReviewSM, are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $7.6 million, $7.1 million and $9.9 million as of October 31, 2019 and 2018 and April 30, 2019, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Our liability related to acquisitions for estimated contingent consideration was $4.1 million, $11.5 million and $11.1 million as of October 31, 2019 and 2018 and April 30, 2019, respectively, with amounts recorded in deferred revenue and other liabilities. Estimates of contingent payments are typically based on expected financial performance of the acquired business and economic conditions at the time of acquisition. Should actual results differ from our

14	Q2 FY2020 Form 10-Q | H&R Block, Inc.

assumptions, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short–term loans and revolving lines of credit. Our total obligation under these lines of credit was $34.2 million at October 31, 2019, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $22.1 million.
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
SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. SCC’s loss estimate is based on the best information currently available, management judgment, developments in relevant case law, and the terms of bulk settlements. In periods when a liability is accrued for such loss contingencies, the liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. SCC had no liability accrued for these losses as of October 31, 2019 and 2018 or April 30, 2019.
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
We recognize lease expenses for our operating leases on a straight-line basis. For lease payments that are subject to adjustments based on indexes or rates, the most current index or rate adjustments were included in the measurement of our ROU assets and lease liabilities at adoption. Variable lease costs, including non-lease components (such as common area maintenance, utilities, insurance, and taxes) and certain index-based changes in lease payments, are expensed as incurred.
For the three and six months ended October 31, 2019, our lease costs consist of the following:

		(in 000s)
	Three months ended October 31, 2019	Six months ended October 31, 2019
Operating lease costs	$60,759	$120,930
Variable lease costs	17,689	32,450
Subrental income	(336)	(685)
Total lease costs	$78,112	$152,695

H&R Block, Inc. | Q2 FY2020 Form 10-Q	15

Other information related to operating leases for the six months ended October 31, 2019 is as follows:

($ in 000s)
Cash paid for operating lease costs	$99,146
Operating lease right of use assets obtained in exchange for operating lease liabilities (1)	$204,962
Weighted-average remaining operating lease term (years)	3
Weighted-average operating lease discount rate	3.5%

(1)    This balance excludes the initial impacts of the adoption of ASU 2016-02.
Aggregate operating lease maturities as of October 31, 2019 are as follows:

(in 000s)
Remainder of 2020	$121,490
2021	176,640
2022	116,537
2023	60,550
2024	27,756
2025 and thereafter	14,996
Total future undiscounted operating lease payments	517,969
Less imputed interest	(28,381)
Total operating lease liabilities	$489,588

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

16	Q2 FY2020 Form 10-Q | H&R Block, Inc.

make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of October 31, 2019. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of October 31, 2019 and 2018 and April 30, 2019, our total accrued liabilities were $1.6 million, $3.0 million and $1.9 million, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of October 31, 2019, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Free File Litigation. On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742) styled The People of the State of California v. H&R Block, Inc., et al. The complaint alleges that H&R Block, Inc. and HRB Digital LLC engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting 4 years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. The case was removed to the United States District Court for the Central District of California on June 6, 2019 (Case No. 2:19-cv-04933-ODW-AS). A motion to remand is pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

H&R Block, Inc. | Q2 FY2020 Form 10-Q	17

Block Free File offer of the IRS Free File Program, and (3) resided in and were citizens of California at the time of the payments. The plaintiffs generally allege unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., and California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The plaintiffs seek declaratory and injunctive relief, restitution, compensatory damages, punitive damages, interest, attorneys’ fees and costs. We filed a motion to stay the proceedings based on the primary jurisdiction doctrine and a motion to compel arbitration, both of which were denied. We filed an appeal of the denial of the motion to compel arbitration, which is pending. We also filed a motion to transfer venue to the United States District Court for the Western District of Missouri, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On September 26, 2019, a putative class action complaint was filed against H&R Block, Inc., HRB Tax Group, Inc., HRB Digital LLC and Free File, Inc. in the United States District Court for the Western District of Missouri (Case No. 4:19-cv-00788-GAF) styled Swanson v. H&R Block, Inc., et al. The plaintiff seeks to represent both a nationwide class and a California subclass of all persons eligible for the IRS Free File Program who paid to use an H&R Block product to file an online tax return for the 2002 through 2018 tax filing years. The plaintiff generally alleges unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., California Unfair Competition Law, California Business and Professions Code §§17200, et seq., in addition to breach of contract and fraud. The plaintiff seeks injunctive relief, disgorgement, compensatory damages, statutory damages, punitive damages, interest, attorneys’ fees and costs. We filed a motion to stay the proceedings based on the primary jurisdiction doctrine and a motion to compel arbitration, both of which remain pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

18	Q2 FY2020 Form 10-Q | H&R Block, Inc.

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
On May 31, 2012, a lawsuit was filed by Homeward Residential, Inc. (Homeward) in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index No. 651885/2012). SCC removed the case to the United States District Court for the Southern District of New York on June 28, 2012 (Case No. 12-cv-5067). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity, and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to SCC and to loans sold to the trust. The trust was originally collateralized with approximately 7,500 loans. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and as to the loans' compliance with its underwriting standards and the value of underlying real estate. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase, anticipatory breach, indemnity, and declaratory judgment. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. Discovery in the case closed on September 30, 2019 and motions for summary judgment were filed on December 6, 2019. A mediation session between the parties is scheduled for January 28, 2020. A trial date has not yet been set. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The trust was originally collateralized with approximately 7,500 loans. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. On September 30, 2016, the court granted a motion allowing the plaintiff to file a second amended complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. SCC filed a motion for reconsideration, followed by a motion for leave to appeal the ruling, both of which were denied. On October 6, 2016, the plaintiff filed its second amended complaint. In response to a motion filed by SCC, the court dismissed the plaintiff's claim for breach of one of the representations. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. The settlement payments that were made in fiscal year 2018 for representation and warranty claims are related to some of the loans in this case. Discovery in the case closed on September 30, 2019 and

H&R Block, Inc. | Q2 FY2020 Form 10-Q	19

motions for summary judgment were filed on December 6, 2019. A mediation session between the parties is scheduled for January 28, 2020. A trial date has not yet been set. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
Underwriters and depositors are, or have been, involved in multiple lawsuits related to securitization transactions in which SCC participated. These lawsuits allege or alleged a variety of claims, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures. SCC has received notices of claims for indemnification relating to lawsuits to which underwriters or depositors are party. Based on information currently available to SCC, it believes that the 21 lawsuits in which notice of a claim has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $2.9 billion). Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification or contribution from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits. Certain of the notices received included, and future notices may include, a reservation of rights to assert claims for contribution, which are referred to herein as "contribution claims." Contribution claims may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification or contribution claims is probable, nor have we accrued a liability related to any of these claims.
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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of October 31, 2019, total approximately $280 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

20	Q2 FY2020 Form 10-Q | H&R Block, Inc.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended October 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$11,750	$152,781	$(3,730)	$160,801
Cost of revenues	—	4,866	248,513	(173)	253,206
Selling, general and administrative	1,538	5,290	147,063	(3,557)	150,334
Total operating expenses	1,538	10,156	395,576	(3,730)	403,540
Other income (expense), net	(188,397)	9,995	1,209	179,932	2,739
Interest expense on external borrowings	—	(21,300)	(6)	—	(21,306)
Loss from continuing operations before income tax benefit	(189,935)	(9,711)	(241,592)	179,932	(261,306)
Income tax benefit	(1,936)	(2,832)	(72,984)	—	(77,752)
Net loss from continuing operations	(187,999)	(6,879)	(168,608)	179,932	(183,554)
Net loss from discontinued operations	—	(4,445)	—	—	(4,445)
Net loss	(187,999)	(11,324)	(168,608)	179,932	(187,999)
Other comprehensive income	919	—	919	(919)	919
Comprehensive loss	$(187,080)	$(11,324)	$(167,689)	$179,013	$(187,080)

					(in 000s)
Three months ended October 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$11,458	$142,154	$(4,741)	$148,871
Cost of revenues	—	7,014	245,969	(2,168)	250,815
Selling, general and administrative	1,476	2,847	111,569	(2,573)	113,319
Total operating expenses	1,476	9,861	357,538	(4,741)	364,134
Other income (expense), net	(176,485)	9,018	(898)	172,829	4,464
Interest expense on external borrowings	—	(21,126)	(65)	—	(21,191)
Loss from continuing operations before income tax benefit	(177,961)	(10,511)	(216,347)	172,829	(231,990)
Income tax benefit	(1,685)	(2,316)	(57,052)	—	(61,053)
Net loss from continuing operations	(176,276)	(8,195)	(159,295)	172,829	(170,937)
Net loss from discontinued operations	—	(5,339)	—	—	(5,339)
Net loss	(176,276)	(13,534)	(159,295)	172,829	(176,276)
Other comprehensive loss	(2,846)	—	(2,846)	2,846	(2,846)
Comprehensive loss	$(179,122)	$(13,534)	$(162,141)	$175,675	$(179,122)

H&R Block, Inc. | Q2 FY2020 Form 10-Q	21

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Six months ended October 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$28,284	$289,840	$(6,961)	$311,163
Cost of revenues	—	10,082	473,211	(695)	482,598
Selling, general and administrative	1,538	8,187	263,011	(6,266)	266,470
Total operating expenses	1,538	18,269	736,222	(6,961)	749,068
Other income (expense), net	(340,149)	20,492	15,077	316,442	11,862
Interest expense on external borrowings	—	(42,356)	(21)	—	(42,377)
Loss from continuing operations before income tax benefit	(341,687)	(11,849)	(431,326)	316,442	(468,420)
Income tax benefit	(3,441)	(3,010)	(132,691)	—	(139,142)
Net loss from continuing operations	(338,246)	(8,839)	(298,635)	316,442	(329,278)
Net loss from discontinued operations	—	(8,968)	—	—	(8,968)
Net loss	(338,246)	(17,807)	(298,635)	316,442	(338,246)
Other comprehensive loss	(1,401)	—	(1,401)	1,401	(1,401)
Comprehensive loss	$(339,647)	$(17,807)	$(300,036)	$317,843	$(339,647)

					(in 000s)
Six months ended October 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$28,290	$273,631	$(7,867)	$294,054
Cost of revenues	—	12,047	463,087	(2,759)	472,375
Selling, general and administrative	1,476	6,097	216,594	(5,108)	219,059
Total operating expenses	1,476	18,144	679,681	(7,867)	691,434
Other income (expense), net	(330,101)	18,845	6,150	314,112	9,006
Interest expense on external borrowings	—	(42,249)	(132)	—	(42,381)
Loss from continuing operations before income tax benefit	(331,577)	(13,258)	(400,032)	314,112	(430,755)
Income tax benefit	(2,631)	(6,017)	(102,373)	—	(111,021)
Net loss from continuing operations	(328,946)	(7,241)	(297,659)	314,112	(319,734)
Net loss from discontinued operations	—	(9,212)	—	—	(9,212)
Net loss	(328,946)	(16,453)	(297,659)	314,112	(328,946)
Other comprehensive loss	(4,577)	—	(4,577)	4,577	(4,577)
Comprehensive loss	$(333,523)	$(16,453)	$(302,236)	$318,689	$(333,523)

22	Q2 FY2020 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of October 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,143	$241,169	$—	$245,312
Cash & cash equivalents - restricted	—	—	176,332	—	176,332
Receivables, net	—	36,244	38,466	—	74,710
Prepaid expenses and other current assets	2,812	3,480	98,766	—	105,058
Total current assets	2,812	43,867	554,733	—	601,412
Property and equipment, net	—	387	205,829	—	206,216
Operating lease right of use asset	—	295	475,674	—	475,969
Intangible assets, net	—	—	425,377	—	425,377
Goodwill	—	—	815,331	—	815,331
Deferred tax assets and income taxes receivable	2,322	15,953	127,532	—	145,807
Investments in subsidiaries	3,078,076	—	119,925	(3,198,001)	—
Amounts due from affiliates	—	1,667,699	3,131,764	(4,799,463)	—
Other noncurrent assets	—	58,773	27,856	—	86,629
Total assets	$3,083,210	$1,786,974	$5,884,021	$(7,997,464)	$2,756,741

Accounts payable and accrued expenses	2,570	8,252	100,617	—	111,439
Accrued salaries, wages and payroll taxes	—	2,013	55,589	—	57,602
Accrued income taxes and reserves for uncertain tax positions	—	1,060	105,065	—	106,125
Current portion of long-term debt	—	648,651	—	—	648,651
Operating lease liabilities	—	150	162,747	—	162,897
Deferred revenue and other current liabilities	—	20,342	156,901	—	177,243
Total current liabilities	2,570	680,468	580,919	—	1,263,957
Long-term debt and line of credit borrowings	—	980,299	—	—	980,299
Deferred tax liabilities and reserves for uncertain tax positions	24,623	1,486	154,253	—	180,362
Operating lease liabilities	—	148	326,543	—	326,691
Deferred revenue and other noncurrent liabilities	—	4,648	76,531	—	81,179
Amounts due to affiliates	3,131,764	—	1,667,699	(4,799,463)	—
Total liabilities	3,158,957	1,667,049	2,805,945	(4,799,463)	2,832,488
Stockholders' equity (deficiency)	(75,747)	119,925	3,078,076	(3,198,001)	(75,747)
Total liabilities and stockholders' equity	$3,083,210	$1,786,974	$5,884,021	$(7,997,464)	$2,756,741

H&R Block, Inc. | Q2 FY2020 Form 10-Q	23

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of October 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,417	$596,382	$—	$600,799
Cash & cash equivalents - restricted	—	—	122,507	—	122,507
Receivables, net	—	39,241	22,045	—	61,286
Prepaid expenses and other current assets	2,811	3,593	100,006	—	106,410
Total current assets	2,811	47,251	840,940	—	891,002
Property and equipment, net	—	524	241,248	—	241,772
Intangible assets, net	—	—	364,524	—	364,524
Goodwill	—	—	507,191	—	507,191
Deferred tax assets and income taxes receivable	434	17,941	112,612	—	130,987
Investments in subsidiaries	2,600,520	—	114,862	(2,715,382)	—
Amounts due from affiliates	—	1,520,018	2,623,445	(4,143,463)	—
Other noncurrent assets	—	58,288	39,532	—	97,820
Total assets	$2,603,765	$1,644,022	$4,844,354	$(6,858,845)	$2,233,296

Accounts payable and accrued expenses	$2,360	$9,933	$102,100	$—	$114,393
Accrued salaries, wages and payroll taxes	—	1,641	41,755	—	43,396
Accrued income taxes and reserves for uncertain tax positions	—	1,060	93,197	—	94,257
Deferred revenue and other current liabilities	—	20,409	163,266	—	183,675
Total current liabilities	2,360	33,043	400,318	—	435,721
Long-term debt	—	1,491,328	—	—	1,491,328
Deferred tax liabilities and reserves for uncertain tax positions	9,285	3,989	222,525	—	235,799
Deferred revenue and other noncurrent liabilities	—	800	100,973	—	101,773
Amounts due to affiliates	2,623,445	—	1,520,018	(4,143,463)	—
Total liabilities	2,635,090	1,529,160	2,243,834	(4,143,463)	2,264,621
Stockholders' equity (deficiency)	(31,325)	114,862	2,600,520	(2,715,382)	(31,325)
Total liabilities and stockholders' equity	$2,603,765	$1,644,022	$4,844,354	$(6,858,845)	$2,233,296

24	Q2 FY2020 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,109	$1,568,041	$—	$1,572,150
Cash & cash equivalents - restricted	—	—	135,577	—	135,577
Receivables, net	—	35,901	103,064	—	138,965
Prepaid expenses and other current assets	2,812	1,695	142,160	—	146,667
Total current assets	2,812	41,705	1,948,842	—	1,993,359
Property and equipment, net	—	552	211,540	—	212,092
Intangible assets, net	—	—	342,493	—	342,493
Goodwill	—	—	519,937	—	519,937
Deferred tax assets and income taxes receivable	3,218	15,953	122,808	—	141,979
Investments in subsidiaries	3,378,009	—	137,733	(3,515,742)	—
Amounts due from affiliates	—	1,562,958	2,815,617	(4,378,575)	—
Other noncurrent assets	—	54,976	35,109	—	90,085
Total assets	$3,384,039	$1,676,144	$6,134,079	$(7,894,317)	$3,299,945

Accounts payable and accrued expenses	$2,272	$19,735	$227,518	$—	$249,525
Accrued salaries, wages and payroll taxes	—	1,564	194,963	—	196,527
Accrued income taxes and reserves for uncertain tax positions	—	1,060	270,913	—	271,973
Deferred revenue and other current liabilities	—	21,144	183,832	—	204,976
Total current liabilities	2,272	43,503	877,226	—	923,001
Long-term debt	—	1,492,629	—	—	1,492,629
Deferred tax liabilities and reserves for uncertain tax positions	24,623	1,486	171,797	—	197,906
Deferred revenue and other noncurrent liabilities	—	793	144,089	—	144,882
Amounts due to affiliates	2,815,617	—	1,562,958	(4,378,575)	—
Total liabilities	2,842,512	1,538,411	2,756,070	(4,378,575)	2,758,418
Stockholders' equity	541,527	137,733	3,378,009	(3,515,742)	541,527
Total liabilities and stockholders' equity	$3,384,039	$1,676,144	$6,134,079	$(7,894,317)	$3,299,945

H&R Block, Inc. | Q2 FY2020 Form 10-Q	25

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Six months ended October 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(20,938)	$(672,378)	$—	$(693,316)
Cash flows from investing:
Capital expenditures	—	—	(42,854)	—	(42,854)
Payments made for business acquisitions, net of cash acquired	—	—	(416,925)	—	(416,925)
Franchise loans funded	—	(15,868)	(153)	—	(16,021)
Payments from franchisees	—	7,476	426	—	7,902
Intercompany borrowings (payments)	—	(104,742)	(293,217)	397,959	—
Other, net	—	(894)	51,733	—	50,839
Net cash used in investing activities	—	(114,028)	(700,990)	397,959	(417,059)
Cash flows from financing:
Proceeds from line of credit borrowings	—	135,000	—	—	135,000
Dividends paid	(104,063)	—	—	—	(104,063)
Repurchase of common stock, including shares surrendered	(190,369)	—	—	—	(190,369)
Proceeds from exercise of stock options	1,215	—	—	—	1,215
Intercompany borrowings (payments)	293,217	—	104,742	(397,959)	—
Other, net	—	—	(18,544)	—	(18,544)
Net cash provided by (used in) financing activities	—	135,000	86,198	(397,959)	(176,761)
Effects of exchange rates on cash	—	—	1,053	—	1,053
Net increase (decrease) in cash, including restricted balances	—	34	(1,286,117)	—	(1,286,083)
Cash, cash equivalents and restricted cash, beginning of period	—	4,109	1,703,618	—	1,707,727
Cash, cash equivalents and restricted cash, end of period	$—	$4,143	$417,501	$—	$421,644

26	Q2 FY2020 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Six months ended October 31, 2018	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(22,827)	$(604,864)	$—	$(627,691)
Cash flows from investing:
Capital expenditures	—	(164)	(66,258)	—	(66,422)
Payments made for business acquisitions, net of cash acquired	—	—	(24,549)	—	(24,549)
Franchise loans funded	—	(8,740)	(175)	—	(8,915)
Payments from franchisees	—	11,442	247	—	11,689
Intercompany borrowings (payments)	—	20,819	(203,834)	183,015	—
Other, net	—	209	4,784	—	4,993
Net cash provided by (used in) investing activities	—	23,566	(289,785)	183,015	(83,204)
Cash flows from financing:
Dividends paid	(103,484)	—	—	—	(103,484)
Repurchase of common stock, including shares surrendered	(102,096)	—	—	—	(102,096)
Proceeds from exercise of stock options	1,746	—	—	—	1,746
Intercompany borrowings (payments)	203,834	—	(20,819)	(183,015)	—
Other, net	—	(668)	(21,766)	—	(22,434)
Net cash used in financing activities	—	(668)	(42,585)	(183,015)	(226,268)
Effects of exchange rates on cash	—	—	(3,209)	—	(3,209)
Net increase (decrease) in cash, including restricted balances	—	71	(940,443)	—	(940,372)
Cash, cash equivalents and restricted cash, beginning of period	—	4,346	1,659,332	—	1,663,678
Cash, cash equivalents and restricted cash, end of period	$—	$4,417	$718,889	$—	$723,306

H&R Block, Inc. | Q2 FY2020 Form 10-Q	27

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RECENT DEVELOPMENTS
On June 28, 2019, we acquired Wave HQ Inc. (formerly known as Wave Financial Inc.) and its subsidiaries (collectively, Wave). See additional discussion in Item 1, note 1.

28	Q2 FY2020 Form 10-Q | H&R Block, Inc.

RESULTS OF OPERATIONS

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended October 31,	2019	2018	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$41,226	$41,652	$(426)	(1.0)%
U.S. royalties	7,820	8,062	(242)	(3.0)%
U.S. DIY tax preparation	4,541	2,994	1,547	51.7%
International	44,926	45,497	(571)	(1.3)%
Refund Transfers	791	560	231	41.3%
Emerald Card®	8,616	9,478	(862)	(9.1)%
Peace of Mind® Extended Service Plan	25,660	24,318	1,342	5.5%
Tax Identity Shield®	4,648	5,243	(595)	(11.3)%
Interest and fee income on Emerald AdvanceTM	485	397	88	22.2%
Wave	10,902	—	10,902	**
Other	11,186	10,670	516	4.8%
Total revenues	160,801	148,871	11,930	8.0%

Compensation and benefits:
Field wages	60,993	59,096	1,897	3.2%
Other wages	60,744	50,046	10,698	21.4%
Benefits and other compensation	28,708	24,178	4,530	18.7%
	150,445	133,320	17,125	12.8%
Occupancy	97,530	104,880	(7,350)	(7.0)%
Marketing and advertising	9,651	8,586	1,065	12.4%
Depreciation and amortization	42,657	41,493	1,164	2.8%
Bad debt	2,035	188	1,847	982.4%
Other (1)	101,222	75,667	25,555	33.8%
Total operating expenses	403,540	364,134	39,406	10.8%
Other income (expense), net	2,739	4,464	(1,725)	(38.6)%
Interest expense on borrowings	(21,306)	(21,191)	(115)	(0.5)%
Pretax loss	(261,306)	(231,990)	(29,316)	(12.6)%
Income tax benefit	(77,752)	(61,053)	16,699	27.4%
Net loss from continuing operations	(183,554)	(170,937)	(12,617)	(7.4)%
Net loss from discontinued operations	(4,445)	(5,339)	894	16.7%
Net loss	$(187,999)	$(176,276)	$(11,723)	(6.7)%

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.93)	$(0.83)	$(0.10)	(12.0)%
Discontinued operations	(0.02)	(0.03)	0.01	33.3%
Consolidated	$(0.95)	$(0.86)	$(0.09)	(10.5)%

EBITDA from continuing operations (2)	$(197,343)	$(169,306)	$(28,037)	(16.6)%

(1)	We reclassified $3.2 million of supplies expense from its own financial statement line to other expenses for fiscal year 2019 to conform to the current year presentation.

(2)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended October 31, 2019 compared to October 31, 2018
Revenues increased $11.9 million, or 8.0%, from the prior year period.
Revenues from U.S. DIY tax preparation increased $1.5 million, or 51.7%, primarily due to higher off-season online volumes. Revenues from POM increased $1.3 million, or 5.5%, due to changes in the claims pattern used to recognize revenue.

H&R Block, Inc. | Q2 FY2020 Form 10-Q	29

Revenues of $10.9 million were recognized by Wave, which we acquired on June 28, 2019, and therefore were not included in our results of operations in the prior year period.
Total operating expenses increased $39.4 million, or 10.8%, from the prior year. Other wages increased $10.7 million, or 21.4%, primarily due to higher information technology wages and the acquisition of Wave. Benefits and other compensation increased $4.5 million, or 18.7% primarily due to higher stock-based compensation and employee insurance expenses. Occupancy decreased $7.4 million, or 7.0%, due to office closure expenses in the prior year.
Other expenses increased $25.6 million, or 33.8%. The components of other expenses are as follows:

Three months ended October 31,	2019	2018	$ Change	% Change
Consulting and outsourced services	$24,284	$17,817	$6,467	36.3%
Bank partner fees	1,373	1,368	5	0.4%
Client claims and refunds	9,457	10,098	(641)	(6.3)%
Employee travel and related expenses	13,813	13,377	436	3.3%
Technology-related expenses	13,569	18,911	(5,342)	(28.2)%
Credit card/bank charges	9,836	2,743	7,093	258.6%
Insurance	3,845	2,910	935	32.1%
Legal fees and settlements	13,028	916	12,112	1,322.3%
Supplies	5,260	3,189	2,071	64.9%
Other	6,757	4,338	2,419	55.8%
	$101,222	$75,667	$25,555	33.8%

Consulting expenses increased $6.5 million due to additional resources for our technology initiatives, while technology-related expenses decreased $5.3 million primarily due to a favorable contract resolution. Credit card and bank charges increased $7.1 million as a result of the acquisition of Wave, while legal fees increased $12.1 million due to fees associated with ongoing legal matters, as discussed in Item 1, note 11 to the consolidated financial statements, and the acquisition of Wave.
We recorded an income tax benefit in the current year of $77.8 million compared to $61.1 million in the prior year. See Item 1, note 7 to the consolidated financial statements for additional discussion.

30	Q2 FY2020 Form 10-Q | H&R Block, Inc.

RESULTS OF OPERATIONS

Consolidated - Financial Results		(in 000s, except per share amounts)
Six months ended October 31,	2019	2018	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$74,218	$72,756	$1,462	2.0%
U.S. royalties	14,679	15,633	(954)	(6.1)%
U.S. DIY tax preparation	7,951	5,775	2,176	37.7%
International	85,507	84,676	831	1.0%
Refund Transfers	2,300	1,984	316	15.9%
Emerald Card®	22,471	23,724	(1,253)	(5.3)%
Peace of Mind® Extended Service Plan	58,497	60,895	(2,398)	(3.9)%
Tax Identity Shield®	9,170	9,984	(814)	(8.2)%
Interest and fee income on Emerald AdvanceTM	1,039	844	195	23.1%
Wave	14,527	—	14,527	**
Other	20,804	17,783	3,021	17.0%
Total revenues	311,163	294,054	17,109	5.8%

Compensation and benefits:
Field wages	114,796	109,028	5,768	5.3%
Other wages	114,581	97,868	16,713	17.1%
Benefits and other compensation	55,182	47,109	8,073	17.1%
	284,559	254,005	30,554	12.0%
Occupancy	189,682	195,606	(5,924)	(3.0)%
Marketing and advertising	16,430	15,480	950	6.1%
Depreciation and amortization	81,262	81,925	(663)	(0.8)%
Bad debt	1,067	(670)	1,737	**
Other (1)	176,068	145,088	30,980	21.4%
Total operating expenses	749,068	691,434	57,634	8.3%
Other income (expense), net	11,862	9,006	2,856	31.7%
Interest expense on borrowings	(42,377)	(42,381)	4	—%
Pretax loss	(468,420)	(430,755)	(37,665)	(8.7)%
Income tax benefit	(139,142)	(111,021)	28,121	25.3%
Net loss from continuing operations	(329,278)	(319,734)	(9,544)	(3.0)%
Net loss from discontinued operations	(8,968)	(9,212)	244	2.6%
Net loss	$(338,246)	$(328,946)	$(9,300)	(2.8)%

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.65)	$(1.55)	$(0.10)	(6.5)%
Discontinued operations	(0.04)	(0.04)	—	—%
Consolidated	$(1.69)	$(1.59)	$(0.10)	(6.3)%

EBITDA from continuing operations (2)	$(344,781)	$(306,449)	$(38,332)	(12.5)%

(1)	We reclassified $5.4 million of supplies expense from its own financial statement line to other expenses for fiscal year 2019 to conform to the current year presentation.
(2) See "Non-GAAP FInancial Information" at the end of this item for a reconciliation of non-GAAP measures.
Six months ended October 31, 2019 compared to October 31, 2018
Revenues increased $17.1 million, or 5.8%, from the prior year period. U.S. assisted tax preparation fees increased $1.5 million, or 2.0%, primarily due to higher off-season tax return volumes, slightly offset by lower net average charge. Revenues from U.S. DIY tax preparation increased $2.2 million, or 37.7%, due primarily to higher off-season online volumes.

H&R Block, Inc. | Q2 FY2020 Form 10-Q	31

Revenues from POM decreased $2.4 million, or 3.9%, due to changes in the claims pattern used to recognize revenue.
Revenues of $14.5 million were recognized by Wave, which we acquired on June 28, 2019, and therefore were not included in our results of operations in the prior year period.
Total operating expenses increased $57.6 million, or 8.3%, from the prior year period. Field wages increased $5.8 million, or 5.3%, primarily due to higher wages due to the increase in return volumes. Other wages increased $16.7 million, or 17.1%, primarily due to higher information technology wages and the acquisition of Wave. Benefits and other compensation increased $8.1 million, or 17.1% primarily due to higher stock based compensation, retirement savings plan contributions and employee insurance expenses. Occupancy decreased $5.9 million, or 3.0%, due to office closure expenses in the prior year.
Other expenses increased $31.0 million, or 21.4%. The components of other expenses are as follows:

Six months ended October 31,	2019	2018	$ Change	% Change
Consulting and outsourced services	$42,473	$38,632	$3,841	9.9%
Bank partner fees	2,855	2,833	22	0.8%
Client claims and refunds	18,701	22,720	(4,019)	(17.7)%
Employee travel and related expenses	22,238	20,206	2,032	10.1%
Technology-related expenses	30,979	30,677	302	1.0%
Credit card/bank charges	13,828	5,146	8,682	168.7%
Insurance	8,239	6,299	1,940	30.8%
Legal fees and settlements	16,301	3,489	12,812	367.2%
Supplies	8,546	5,393	3,153	58.5%
Other	11,908	9,693	2,215	22.9%
	$176,068	$145,088	$30,980	21.4%

Credit card and bank charges increased $8.7 million as a result of the acquisition of Wave, while legal fees increased $12.8 million due to fees associated with ongoing legal matters, as discussed in Item 1, note 11 to the consolidated financial statements, and the acquisition of Wave.
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
Our operations are highly seasonal and substantially all of our revenues and cash flow are generated during the period from February through April. Therefore, we require the use of cash to fund losses and working capital needs, periodically resulting in a working capital deficit, from May through January. We typically rely on available cash balances from the prior tax season and borrowings to meet our off-season liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of October 31, 2019 are sufficient to meet our operating, investing and financing needs.

32	Q2 FY2020 Form 10-Q | H&R Block, Inc.

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the six months ended October 31, 2019 and 2018. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Six months ended October 31,	2019	2018
Net cash used in:
Operating activities	$(693,316)	$(627,691)
Investing activities	(417,059)	(83,204)
Financing activities	(176,761)	(226,268)
Effects of exchange rates on cash	1,053	(3,209)
Net change in cash, cash equivalents and restricted cash	$(1,286,083)	$(940,372)

Operating Activities. Cash used in operations increased, primarily due to the timing of payments for accounts payable, accrued expenses, salaries, wages and payroll taxes combined with changes in income tax accounts.
Investing Activities. Cash used in investing activities totaled $417.1 million for the six months ended October 31, 2019 compared to $83.2 million in the prior year period. This change resulted primarily from the acquisition of Wave, partially offset by the receipt of cash on an available-for-sale debt security in the current year.
Financing Activities. Cash used in financing activities totaled $176.8 million for the six months ended October 31, 2019 compared to $226.3 million in the prior year period. This change resulted primarily from borrowings on our CLOC partially offset by higher share repurchases completed in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $104.1 million and $103.5 million for the six months ended October 31, 2019 and 2018, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Our current share repurchase program has remaining authorization of $817.6 million which is effective through June 2022. Although we may continue to repurchase shares, there is no assurance that we will purchase up the full Board authorization.
Capital Investment. Capital expenditures totaled $42.9 million and $66.4 million for the six months ended October 31, 2019 and 2018, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired Wave and franchisee and competitor businesses totaling $416.9 million in the current year compared to franchisee and competitor businesses totaling $24.5 million in the prior year. See Item 1, note 1 and note 5 for additional information on our acquisitions.
FINANCING RESOURCES – We had an outstanding balance of $135.0 million under the CLOC as of October 31, 2019. Amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $962 million as of October 31, 2019. See Item 1, note 6 to the consolidated financial statements.
Our Senior Notes due in October 2020 are classified as a current liability as of October 31, 2019 because such amounts are due within one year. We are considering various financing options in regard to the maturing Senior Notes and anticipate these options will provide adequate liquidity to fund the cash requirements at or prior to maturity.
If we elect to obtain new debt or refinance existing debt in the future, the terms and availability of such financing may be impacted by economic and financial market conditions, as well as our financial condition, results of operations, and credit ratings at the time we seek additional financing. Though we expect to be able to obtain any desired debt financing in the future, there can be no assurances that we will be able to obtain such financing on terms that will be acceptable or advantageous to us.

H&R Block, Inc. | Q2 FY2020 Form 10-Q	33

The following table provides ratings for debt issued by Block Financial as of October 31, 2019 and April 30, 2019:

As of	October 31, 2019			April 30, 2019
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Negative	P-3	Baa3	Negative
S&P	A-2	BBB	Stable	A-2	BBB	Stable
Other than described above, there have been no material changes in our borrowings from those reported as of April 30, 2019 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of October 31, 2019, we held cash and cash equivalents, excluding restricted amounts, of $245.3 million, including $148.5 million held by our foreign subsidiaries.
Foreign Operations. When necessary, our international businesses are funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of October 31, 2019.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an increase of $1.1 million during the six months ended October 31, 2019 compared to a decrease of $3.2 million in the prior year.
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
We measure the performance of our business using a variety of metrics, including earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations, EBITDA margin from continuing operations, adjusted diluted earnings per share from continuing operations and free cash flow. We also use EBITDA from continuing operations and pretax income of continuing operations, each subject to permitted adjustments, as performance metrics in incentive compensation calculations for our employees.
During the quarter we added adjusted diluted earnings per share from continuing operations as a non-GAAP measure, which excludes amortization of intangibles related to our acquisition of Wave and tax franchisee and competitor businesses. Due to the recent acquisition of Wave, we believe removing the impacts of amortization of acquired intangibles provides a more meaningful indicator of performance and will assist in understanding our financial results.
We may consider whether other significant items that arise in the future should be excluded from our non-GAAP financial measures.

34	Q2 FY2020 Form 10-Q | H&R Block, Inc.

The following is a reconciliation of EBITDA from continuing operations to net loss:

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2019	2018	2019	2018
Net loss - as reported	$(187,999)	$(176,276)	$(338,246)	$(328,946)
Discontinued operations, net	4,445	5,339	8,968	9,212
Net loss from continuing operations - as reported	(183,554)	(170,937)	(329,278)	(319,734)
Add back:
Income taxes of continuing operations	(77,752)	(61,053)	(139,142)	(111,021)
Interest expense of continuing operations	21,306	21,191	42,377	42,381
Depreciation and amortization of continuing operations	42,657	41,493	81,262	81,925
	(13,789)	1,631	(15,503)	13,285
EBITDA from continuing operations	$(197,343)	$(169,306)	$(344,781)	$(306,449)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

(in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2019	2018	2019	2018

Net loss from continuing operations	$(183,554)	$(170,937)	$(329,278)	$(319,734)

Adjustments (pretax):
Amortization of intangibles related to acquisitions	19,579	15,107	35,818	30,311
Adjusted pretax loss from continuing operations	(163,975)	(155,830)	(293,460)	(289,423)
Tax effect of adjustments (1)	(4,549)	(3,510)	(8,711)	(7,296)
Adjusted net loss from continuing operations	$(168,524)	$(159,340)	$(302,171)	$(296,719)

Diluted loss per share (GAAP)	$(0.93)	$(0.83)	$(1.65)	$(1.55)
Adjustments, net of tax	0.08	0.05	0.14	0.11
Adjusted loss per share (non-GAAP)	$(0.85)	$(0.78)	$(1.51)	$(1.44)

(1)    Tax effect of adjustments is computed as the pretax effect of the adjustments multiplied by our effective tax rate before discrete items.
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

H&R Block, Inc. | Q2 FY2020 Form 10-Q	35

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – On August 1, 2019, we implemented a new general ledger accounting system on a company-wide basis. The implementation of the new general ledger system required us to make changes to the design and operation of our internal controls over financial reporting.
There were no other changes during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 11 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported at April 30, 2019 in our Annual Report on Form 10-K.

36	Q2 FY2020 Form 10-Q | H&R Block, Inc.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2020 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	250	$24.26	244	$948,518
September 1 - September 30	4,105	$24.12	4,105	$849,515
October 1 - October 31	1,371	$23.30	1,371	$817,568
	5,726	$23.93	5,720

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1	H&R Block, Inc. Executive Severance Plan, as amended and restated on November 7, 2019.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

H&R Block, Inc. | Q2 FY2020 Form 10-Q	37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
December 6, 2019

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
December 6, 2019

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
December 6, 2019

38	Q2 FY2020 Form 10-Q | H&R Block, Inc.