Form 10-Q
period 2020-01-31
H&R BLOCK INC
filed 2020-03-09
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on February 28, 2020: 192,475,284 shares.

Form 10-Q for the Period Ended January 31, 2020

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS			(unaudited, in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019

REVENUES:
Service revenues	$419,955	$373,659	$691,762	$627,786
Royalty, product and other revenues	99,250	94,725	138,606	134,652
	519,205	468,384	830,368	762,438
OPERATING EXPENSES:
Costs of revenues	462,521	421,026	945,119	893,401
Selling, general and administrative	209,288	185,458	475,758	404,517
Total operating expenses	671,809	606,484	1,420,877	1,297,918

Other income (expense), net	1,879	2,269	13,741	11,275
Interest expense on borrowings	(26,305)	(22,833)	(68,682)	(65,214)
Loss from continuing operations before income tax benefit	(177,030)	(158,664)	(645,450)	(589,419)
Income tax benefit	(49,004)	(38,885)	(188,146)	(149,906)
Net loss from continuing operations	(128,026)	(119,779)	(457,304)	(439,513)
Net loss from discontinued operations, net of tax benefits of $488 and $1,962, $3,173 and $4,731	(1,657)	(6,675)	(10,625)	(15,887)
NET LOSS	$(129,683)	$(126,454)	$(467,929)	$(455,400)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.66)	$(0.58)	$(2.31)	$(2.13)
Discontinued operations	(0.01)	(0.04)	(0.05)	(0.08)
Consolidated	$(0.67)	$(0.62)	$(2.36)	$(2.21)

DIVIDENDS DECLARED PER SHARE	$0.26	$0.25	$0.78	$0.75

COMPREHENSIVE LOSS:
Net loss	$(129,683)	$(126,454)	$(467,929)	$(455,400)
Change in foreign currency translation adjustments and other	(3,574)	1,238	(4,975)	(3,339)
Other comprehensive income (loss)	(3,574)	1,238	(4,975)	(3,339)
Comprehensive loss	$(133,257)	$(125,216)	$(472,904)	$(458,739)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2020 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	January 31, 2020	January 31, 2019	April 30, 2019

ASSETS
Cash and cash equivalents	$192,340	$203,226	$1,572,150
Cash and cash equivalents - restricted	169,447	101,903	135,577
Receivables, less allowance for doubtful accounts of $45,254, $44,033 and $67,228	819,946	758,217	138,965
Prepaid expenses and other current assets	120,229	171,306	146,667
Total current assets	1,301,962	1,234,652	1,993,359
Property and equipment, at cost, less accumulated depreciation and amortization of $803,272, $800,834 and $745,761	197,569	220,505	212,092
Operating lease right of use asset	463,777	—	—
Intangible assets, net	433,074	356,952	342,493
Goodwill	838,830	520,005	519,937
Deferred tax assets and income taxes receivable	134,901	141,366	141,979
Other noncurrent assets	82,317	95,326	90,085
Total assets	$3,452,430	$2,568,806	$3,299,945
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$156,766	$202,101	$249,525
Accrued salaries, wages and payroll taxes	117,459	140,902	196,527
Accrued income taxes and reserves for uncertain tax positions	36,242	49,009	271,973
Current portion of long-term debt	649,022	—	—
Operating lease liabilities	187,890	—	—
Deferred revenue and other current liabilities	190,242	195,634	204,976
Total current liabilities	1,337,621	587,646	923,001
Long-term debt and line of credit borrowings	1,880,589	1,876,989	1,492,629
Deferred tax liabilities and reserves for uncertain tax positions	172,954	214,217	197,906
Operating lease liabilities	289,299	—	—
Deferred revenue and other noncurrent liabilities	90,346	103,545	144,882
Total liabilities	3,770,809	2,782,397	2,758,418
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 228,206,684, 241,501,278 and 238,336,760	2,282	2,415	2,383
Additional paid-in capital	769,990	764,982	767,636
Accumulated other comprehensive loss	(25,391)	(17,642)	(20,416)
Retained earnings (deficit)	(367,218)	(254,277)	499,386
Less treasury shares, at cost, of 35,732,666, 36,460,305 and 36,377,441	(698,042)	(709,069)	(707,462)
Total stockholders' equity (deficiency)	(318,379)	(213,591)	541,527
Total liabilities and stockholders' equity	$3,452,430	$2,568,806	$3,299,945

See accompanying notes to consolidated financial statements.

2	Q3 FY2020 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Nine months ended January 31,	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(467,929)	$(455,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,409	126,013
Provision for bad debt	37,517	35,009
Deferred taxes	10,795	20,557
Stock-based compensation	22,699	18,009
Changes in assets and liabilities, net of acquisitions:
Receivables	(684,323)	(641,157)
Prepaid expenses, other current and noncurrent assets	(1,990)	(56,160)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(166,204)	(47,975)
Deferred revenue, other current and noncurrent liabilities	(55,064)	(66,804)
Income tax receivables, accrued income taxes and income tax reserves	(282,488)	(277,240)
Other, net	(6,213)	(2,308)
Net cash used in operating activities	(1,467,791)	(1,347,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(66,510)	(79,982)
Payments made for business acquisitions, net of cash acquired	(450,282)	(42,428)
Franchise loans funded	(32,890)	(16,875)
Payments from franchisees	14,604	15,149
Other, net	45,376	4,877
Net cash used in investing activities	(489,702)	(119,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(285,000)	(230,000)
Proceeds from line of credit borrowings	1,320,000	615,000
Dividends paid	(154,827)	(154,866)
Repurchase of common stock, including shares surrendered	(256,199)	(102,152)
Proceeds from exercise of stock options	2,074	2,527
Other, net	(14,136)	(20,126)
Net cash provided by financing activities	611,912	110,383

Effects of exchange rate changes on cash	(359)	(2,217)

Net decrease in cash and cash equivalents, including restricted balances	(1,345,940)	(1,358,549)
Cash, cash equivalents and restricted cash, beginning of period	1,707,727	1,663,678
Cash, cash equivalents and restricted cash, end of period	$361,787	$305,129

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$84,872	$103,789
Interest paid on borrowings	65,972	55,581
Accrued additions to property and equipment	1,662	2,241
Accrued purchase of common stock	—	12,301

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2020 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity (Deficiency)
	Shares	Amount				Shares	Amount
Balances as of May 1, 2019	238,337	$2,383	$767,636	$(20,416)	$499,386	(36,377)	$(707,462)	$541,527
Net loss	—	—	—	—	(150,247)	—	—	(150,247)
Other comprehensive loss	—	—	—	(2,320)	—	—	—	(2,320)
Stock-based compensation	—	—	6,557	—	—	—	—	6,557
Stock-based awards exercised or vested	—	—	(13,789)	—	(2,786)	906	17,631	1,056
Acquisition of treasury shares	—	—	—	—	—	(314)	(9,185)	(9,185)
Repurchase and retirement of common shares	(1,593)	(16)	(955)	—	(43,101)	—	—	(44,072)
Cash dividends declared - $0.26 per share	—	—	—	—	(52,512)	—	—	(52,512)
Balances as of July 31, 2019	236,744	$2,367	$759,449	$(22,736)	$250,740	(35,785)	$(699,016)	$290,804
Net loss	—	—	—	—	(187,999)	—	—	(187,999)
Other comprehensive income	—	—	—	919	—	—	—	919
Stock-based compensation	—	—	9,331	—	—	—	—	9,331
Stock-based awards exercised or vested	—	—	(127)	—	(276)	13	264	(139)
Acquisition of treasury shares	—	—	—	—	—	(6)	(173)	(173)
Repurchase and retirement of common shares	(5,720)	(57)	(3,433)	—	(133,449)	—	—	(136,939)
Cash dividends declared - $0.26 per share	—	—	—	—	(51,551)	—	—	(51,551)
Balances as of October 31, 2019	231,024	$2,310	$765,220	$(21,817)	$(122,535)	(35,778)	$(698,925)	$(75,747)
Net loss	—	—	—	—	(129,683)	—	—	(129,683)
Other comprehensive loss	—	—	—	(3,574)	—	—	—	(3,574)
Stock-based compensation	—	—	6,529	—	—	—	—	6,529
Stock-based awards exercised or vested	—	—	(69)	—	(180)	47	939	690
Acquisition of treasury shares	—	—	—	—	—	(2)	(56)	(56)
Repurchase and retirement of common shares	(2,817)	(28)	(1,690)	—	(64,056)	—	—	(65,774)
Cash dividends declared - $0.26 per share	—	—	—	—	(50,764)	—	—	(50,764)
Balances as of January 31, 2020	228,207	$2,282	$769,990	$(25,391)	$(367,218)	(35,733)	$(698,042)	$(318,379)

See accompanying notes to consolidated financial statements.

4	Q3 FY2020 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity (Deficiency)
	Shares	Amount				Shares	Amount
Balances as of May 1, 2018	246,199	$2,462	$760,250	$(14,303)	$362,980	(36,945)	$(717,678)	$393,711
Net loss	—	—	—	—	(152,670)	—	—	(152,670)
Cumulative effect of ASU 2016-16 (1)	—	—	—	—	100,950	—	—	100,950
Other comprehensive loss	—	—	—	(1,731)	—	—	—	(1,731)
Stock-based compensation	—	—	4,307	—	—	—	—	4,307
Stock-based awards exercised or vested	—	—	(9,945)	—	(1,029)	627	12,185	1,211
Acquisition of treasury shares	—	—	—	—	—	(200)	(4,560)	(4,560)
Repurchase and retirement of common shares	(4,173)	(42)	(2,503)	—	(94,560)	—	—	(97,105)
Cash dividends declared - $0.25 per share	—	—	—	—	(52,104)	—	—	(52,104)
Balances as of July 31, 2018	242,026	$2,420	$752,109	$(16,034)	$163,567	(36,518)	$(710,053)	$192,009
Net loss	—	—	—	—	(176,276)	—	—	(176,276)
Other comprehensive loss	—	—	—	(2,846)	—	—	—	(2,846)
Stock-based compensation	—	—	7,352	—	—	—	—	7,352
Stock-based awards exercised or vested	—	—	(226)	—	(202)	35	675	247
Acquisition of treasury shares	—	—	—	—	—	(16)	(431)	(431)
Cash dividends declared - $0.25 per share	—	—	—	—	(51,380)	—	—	(51,380)
Balances as of October 31, 2018	242,026	$2,420	$759,235	$(18,880)	$(64,291)	(36,499)	$(709,809)	$(31,325)
Net loss	—	—	—	—	(126,454)	—	—	(126,454)
Other comprehensive income	—	—	—	1,238	—	—	—	1,238
Stock-based compensation	—	—	6,067	—	—	—	—	6,067
Stock-based awards exercised or vested	—	—	(5)	—	(169)	41	796	622
Acquisition of treasury shares	—	—	—	—	—	(2)	(56)	(56)
Repurchase and retirement of common shares	(525)	(5)	(315)	—	(11,981)	—	—	(12,301)
Cash dividends declared - $0.25 per share	—	—	—	—	(51,382)	—	—	(51,382)
Balances as of January 31, 2019	241,501	$2,415	$764,982	$(17,642)	$(254,277)	(36,460)	$(709,069)	$(213,591)
Net income	—	—	—	—	877,909	—	—	877,909
Other comprehensive loss	—	—	—	(2,774)	—	—	—	(2,774)
Stock-based compensation	—	—	5,784	—	—	—	—	5,784
Stock-based awards exercised or vested	—	—	(1,231)	—	(150)	84	1,634	253
Acquisition of treasury shares	—	—	—	—	—	(1)	(27)	(27)
Repurchase and retirement of common shares	(3,164)	(32)	(1,899)	—	(73,501)	—	—	(75,432)
Cash dividends declared - $0.25 per share	—	—	—	—	(50,595)	—	—	(50,595)
Balances as of April 30, 2019	238,337	$2,383	$767,636	$(20,416)	$499,386	(36,377)	$(707,462)	$541,527

(1)
ASU 2016-16 was effective on May 1, 2018 and we adopted using the modified retrospective transition method. We recognized a $101.0 million cumulative effect adjustment to increase the opening balance of retained earnings and increase deferred tax assets resulting from intra-entity transfers of intellectual property in fiscal year 2018.

H&R Block, Inc. | Q3 FY2020 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of January 31, 2020 and 2019, the consolidated statements of operations and comprehensive loss for the three and nine months ended January 31, 2020 and 2019, the consolidated statements of cash flows for the nine months ended January 31, 2020 and 2019, and the consolidated statements of stockholders' equity for the three and nine months ended January 31, 2020 and the quarterly periods within the fiscal year ended April 30, 2019 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2020 and 2019 and for all periods presented, have been made.
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
As of January 31, 2020 we have completed the purchase price allocation related to the acquisition.

6	Q3 FY2020 Form 10-Q | H&R Block, Inc.

The assets acquired, net of liabilities assumed on the acquisition date, and the identified intangible assets and goodwill, are as follows:

($ in 000s)
	Amount Acquired	Weighted-Average Life (in years)
Assets acquired and liabilities assumed, net	$3,928
Deferred tax liability	(8,126)
Purchased technology	68,000	10
Customer relationships	23,000	5
Noncompete agreements	7,070	5
Trade name	5,800	10
Total identifiable net assets	99,672
Goodwill	300,560
Total identifiable assets and goodwill	$400,232

The acquired identifiable assets and goodwill are only tax deductible for Global Intangible Low-Taxed Income (GILTI) purposes.
Revenues of $25.7 million and pretax losses of $36.3 million were recognized by Wave from the period of June 28, 2019 through January 31, 2020, which are included in our consolidated statement of operations for the nine months ended January 31, 2020. Had we acquired Wave as of May 1, 2018, we would have reported, on a pro-forma basis, consolidated revenues of $836.9 million and $784.9 million for the nine months ended January 31, 2020 and 2019, respectively, and consolidated pretax losses from continuing operations of $655.5 million and $623.9 million, respectively. Pro-forma adjustments primarily include amortization of intangible assets and certain compensation expenses.
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
Current Expected Credit Losses. In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13), "Measurement of Credit Losses on Financial Instruments," which replaces the existing incurred credit loss model for an expected credit loss model. This guidance will be effective for us on May 1, 2020, with early adoption permitted. We are currently evaluating the impact of ASU 2016-13 on our consolidated financial statements.

H&R Block, Inc. | Q3 FY2020 Form 10-Q	7

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. Tax Services business. The following table disaggregates our U.S. Tax Services revenues by major service line, with revenues from our international Tax Services businesses and from Wave included as separate lines:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
Revenues:
U.S. assisted tax preparation	$283,956	$256,813	$358,174	$329,569
U.S. royalties	44,965	42,265	59,644	57,898
U.S. DIY tax preparation	34,089	31,996	42,040	37,771
International	11,804	12,304	97,311	96,980
Refund Transfers	50,494	47,482	52,794	49,466
Emerald Card®	16,657	14,980	39,128	38,704
Peace of Mind® Extended Service Plan	16,954	16,596	75,451	77,491
Tax Identity Shield®	8,138	7,655	17,308	17,639
Interest and fee income on Emerald AdvanceTM	32,741	30,924	33,780	31,768
Wave	11,213	—	25,740	—
Other	8,194	7,369	28,998	25,152
Total revenues	$519,205	$468,384	$830,368	$762,438

Wave revenues primarily consist of fees received to process payment transactions and are generally calculated as a percentage of the transaction amounts processed. Revenues are recognized upon authorization of the transaction.
Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Nine months ended January 31,	2020	2019	2020	2019
Balance, beginning of the period	$212,511	$218,274	$27,306	$32,683
Amounts deferred	28,686	27,711	1,827	1,773
Amounts recognized on previous deferrals	(87,850)	(90,439)	(12,134)	(13,569)
Balance, end of the period	$153,347	$155,546	$16,999	$20,887

As of January 31, 2020, deferred revenue related to POM was $153.3 million. We expect that $104.4 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following sixty months.
As of January 31, 2020 and 2019, Tax Identity Shield® (TIS) deferred revenue was $21.2 million and $21.3 million, respectively. Deferred revenue related to TIS was $29.7 million and $36.4 million at April 30, 2019 and 2018, respectively. All deferred revenue related to TIS will be recognized within the next fifteen months.
NOTE 3: LOSS PER SHARE AND STOCKHOLDERS' EQUITY
LOSS PER SHARE – Basic and diluted loss per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income or loss from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 3.7 million shares for the three and nine months ended January 31, 2020, and 3.4 million shares

8	Q3 FY2020 Form 10-Q | H&R Block, Inc.

for the three and nine months ended January 31, 2019, as the effect would be antidilutive due to the net loss from continuing operations during those periods.
The computations of basic and diluted loss per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
Net loss from continuing operations attributable to shareholders	$(128,026)	$(119,779)	$(457,304)	$(439,513)
Amounts allocated to participating securities	(169)	(160)	(468)	(446)
Net loss from continuing operations attributable to common shareholders	$(128,195)	$(119,939)	$(457,772)	$(439,959)

Basic weighted average common shares	194,077	205,532	198,064	206,242
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	194,077	205,532	198,064	206,242

Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.66)	$(0.58)	$(2.31)	$(2.13)
Diluted	(0.66)	(0.58)	(2.31)	(2.13)

The weighted average shares outstanding for the three and nine months ended January 31, 2020 decreased to 194.1 million and 198.1 million, respectively, from 205.5 million and 206.2 million, respectively, for the three and nine months ended January 31, 2019. The decrease is due to share repurchases completed in the current and prior years.
STOCK-BASED COMPENSATION – During the nine months ended January 31, 2020, we also acquired 0.3 million shares of our common stock at an aggregate cost of $9.4 million, which represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the nine months ended January 31, 2019, we acquired 0.2 million shares at an aggregate cost of $5.0 million for similar purposes.
During the nine months ended January 31, 2020 and 2019, we issued 1.0 million and 0.7 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the nine months ended January 31, 2020, we granted equity awards equivalent to 1.5 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Stock-based compensation expense of our continuing operations totaled $6.6 million and $22.7 million for the three and nine months ended January 31, 2020, respectively and $6.2 million and $18.0 million for the three and nine months ended January 31, 2019, respectively. As of January 31, 2020, unrecognized compensation cost for stock options totaled $0.3 million, and for nonvested shares and units totaled $40.6 million.

H&R Block, Inc. | Q3 FY2020 Form 10-Q	9

NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	January 31, 2020		January 31, 2019		April 30, 2019
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$36,372	$42,079	$28,941	$41,669	$22,427	$35,325
Receivables for U.S. assisted and DIY tax preparation and related fees	316,987	3,716	281,266	5,503	34,284	3,716
H&R Block Instant RefundTM receivables	6,733	563	5,822	247	37,319	1,701
H&R Block Emerald AdvanceTM lines of credit	373,271	6,179	362,400	7,667	8,546	12,418
Software receivables from retailers	8,101	—	8,396	—	9,354	—
Royalties and other receivables from franchisees	55,645	67	54,907	733	11,888	97
Wave payment processing receivables	3,363	—	—	—	—	—
Other	19,474	1,444	16,485	2,698	15,147	2,382
Total	$819,946	$54,048	$758,217	$58,517	$138,965	$55,639

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and short–term loans and revolving lines of credit which are used to fund off–season working capital needs. As of January 31, 2020 and 2019, loans with a principal balance of $0.4 million and $0.9 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status.
H&R BLOCK INSTANT REFUNDTM PROGRAM – H&R Block Instant RefundTM (formerly Instant Cash Back®) amounts are generally received from the Canada Revenue Agency (CRA) within 60 days of filing the client's return, with the remaining balance collectible from the client.
We review the credit quality of our Instant Refund receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by year of origination, as of January 31, 2020 are as follows:

		(in 000s)
Year of Origination	Current Balance	Non-Accrual

2020	$6,321	$—
2019 and prior	1,006	1,006
	7,327	$1,006
Allowance	(31)
Net balance	$7,296

10	Q3 FY2020 Form 10-Q | H&R Block, Inc.

H&R BLOCK EMERALD ADVANCETM LINES OF CREDIT – We review the credit quality of our purchased participation interests in Emerald AdvanceTM (EA) receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, as of January 31, 2020, by year of origination, are as follows:

(in 000s)
Year of origination:	Balance	Non-Accrual
2020	$370,879	$—
2019 and prior	12,729	12,729
Revolving loans	23,966	12,628
	407,574	$25,357
Allowance	(28,124)
Net balance	$379,450

ALLOWANCE FOR DOUBTFUL ACCOUNTS – Activity in the allowance for doubtful accounts for our EA and all other short-term and long-term receivables for the nine months ended January 31, 2020 and 2019 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of April 30, 2019	$27,535	$53,938	$81,473
Provision	17,862	19,655	37,517
Charge-offs, recoveries and other	(17,273)	(55,101)	(72,374)
Balances as of January 31, 2020	$28,124	$18,492	$46,616

Balances as of April 30, 2018	$26,622	$55,191	$81,813
Provision	18,254	16,755	35,009
Charge-offs, recoveries and other	(16,359)	(55,459)	(71,818)
Balances as of January 31, 2019	$28,517	$16,487	$45,004

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended January 31, 2020 and 2019 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2019	$552,234	$(32,297)	$519,937
Acquisition of Wave	300,560	—	300,560
Other Acquisitions	23,421	—	23,421
Disposals and foreign currency changes, net	(5,088)	—	(5,088)
Impairments	—	—	—
Balances as of January 31, 2020	$871,127	$(32,297)	$838,830

Balances as of April 30, 2018	$540,168	$(32,297)	$507,871
Acquisitions	13,076	—	13,076
Disposals and foreign currency changes, net	(942)	—	(942)
Impairments	—	—	—
Balances as of January 31, 2019	$552,302	$(32,297)	$520,005

We test goodwill for impairment annually in our fourth quarter, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block, Inc. | Q3 FY2020 Form 10-Q	11

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of January 31, 2020:
Reacquired franchise rights	$364,376	$(153,392)	$210,984
Customer relationships	313,521	(219,664)	93,857
Internally-developed software	154,962	(116,383)	38,579
Noncompete agreements	41,386	(33,151)	8,235
Franchise agreements	19,201	(14,294)	4,907
Purchased technology	122,801	(53,525)	69,276
Trade name	5,800	(338)	5,462
Acquired assets pending final allocation (1)	1,774	—	1,774
	$1,023,821	$(590,747)	$433,074
As of January 31, 2019:
Reacquired franchise rights	$350,459	$(130,618)	$219,841
Customer relationships	274,293	(187,080)	87,213
Internally-developed software	147,465	(119,664)	27,801
Noncompete agreements	33,369	(31,040)	2,329
Franchise agreements	19,201	(13,014)	6,187
Purchased technology	54,700	(42,082)	12,618
Acquired assets pending final allocation (1)	963	—	963
	$880,450	$(523,498)	$356,952
As of April 30, 2019:
Reacquired franchise rights	$350,410	$(136,345)	$214,065
Customer relationships	274,838	(195,174)	79,664
Internally-developed software	139,239	(109,885)	29,354
Noncompete agreements	33,376	(31,446)	1,930
Franchise agreements	19,201	(13,334)	5,867
Purchased technology	54,700	(43,518)	11,182
Acquired assets pending final allocation (1)	431	—	431
	$872,195	$(529,702)	$342,493

(1)    Represents franchisee and competitor business acquisitions for which final purchase price allocations have not yet been determined.
We made payments to acquire franchisee and competitor tax businesses totaling $53.7 million and $42.4 million during the nine months ended January 31, 2020 and 2019, respectively. From the current period acquisitions, we have acquired approximately 224 U.S. franchisee and competitor tax offices. The amounts and weighted-average lives of intangible assets acquired during the nine months ended January 31, 2020, including amounts capitalized and placed in service related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Reacquired franchise rights	$13,940	5
Customer relationships	18,079	5
Internally-developed software	12,659	3
Noncompete agreements	642	5
Total	$45,320	4

Amortization of intangible assets for the three and nine months ended January 31, 2020 was $21.5 million and $61.3 million, respectively. Amortization of intangible assets for the three and nine months ended January 31, 2019

12	Q3 FY2020 Form 10-Q | H&R Block, Inc.

was $18.7 million and $54.5 million, respectively. Estimated amortization of intangible assets for fiscal years 2020, 2021, 2022, 2023 and 2024 is $83.0 million, $75.0 million, $58.9 million, $41.3 million and $30.8 million, respectively.
NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	January 31, 2020	January 31, 2019	April 30, 2019
Senior Notes, 4.125%, due October 2020	$650,000	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000	350,000
Committed line of credit borrowings	1,035,000	385,000	—
Debt issuance costs and discounts	(5,389)	(8,011)	(7,371)
	2,529,611	1,876,989	1,492,629
Less: Current portion	(649,022)	—	—
	$1,880,589	$1,876,989	$1,492,629

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of January 31, 2020.
We had an outstanding balance of $1.0 billion under the CLOC as of January 31, 2020, and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $751 million as of January 31, 2020.
Our Senior Notes due in October 2020 are classified as a current liability as of January 31, 2020 because such amounts are due within one year. We are considering various financing options in regard to the maturing Senior Notes. The estimated fair value of our long-term debt, including the current portion of long-term debt, as of January 31, 2020 and 2019 and April 30, 2019 totaled $2.6 billion, $1.9 billion and $1.6 billion, respectively.
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

H&R Block, Inc. | Q3 FY2020 Form 10-Q	13

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
We had gross unrecognized tax benefits of $148.7 million, $178.1 million and $185.1 million as of January 31, 2020 and 2019 and April 30, 2019, respectively. The gross unrecognized tax benefits decreased $36.4 million and $8.0 million during the nine months ended January 31, 2020 and 2019, respectively. The decrease in unrecognized tax benefits during the nine months ending January 31, 2020 is primarily related to federal and state statute of limitation periods expiring in the fiscal year and favorable audit settlements. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $14.9 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under exam. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
Consistent with prior years, our pretax loss for the nine months ended January 31, 2020 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the nine months ended January 31, 2020 reflects management’s estimate of the annual effective tax rate applied to the year-to-date loss from continuing operations adjusted for the tax impact of discrete items for the periods presented.
A discrete income tax benefit of $27.7 million was recorded in the nine months ended January 31, 2020 compared to a discrete tax benefit of $8.9 million in the same period of the prior year. The discrete tax benefit recorded in the current period primarily resulted from the settlement of various matters, including expiration of statute of limitations and resolution with tax authorities, and valuation allowance changes related to utilization of foreign losses. The discrete tax benefit recorded in the prior year resulted primarily from favorable audit settlements.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 29.2% and 25.4% for the nine months ended January 31, 2020 and 2019, respectively. Discrete items increased the effective tax rate for the nine months ended January 31, 2020 and 2019 by 4.3% and 1.5%, respectively. Due to the loss in both periods, a discrete tax benefit in either period increases the tax rate while an item of discrete tax expense decreases the tax rate. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate through our third quarter to be significantly different than the rate for our full fiscal year.
NOTE 8: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
Interest income	$2,397	$2,258	$12,648	$11,260
Foreign currency gains (losses), net	(139)	33	(25)	(94)
Other, net	(379)	(22)	1,118	109
	$1,879	$2,269	$13,741	$11,275

14	Q3 FY2020 Form 10-Q | H&R Block, Inc.

NOTE 9: COMMITMENTS AND CONTINGENCIES
Assisted tax returns, as well as services provided under Tax Pro GoSM and Tax Pro ReviewSM, are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $7.0 million, $7.0 million and $9.9 million as of January 31, 2020 and 2019 and April 30, 2019, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $11.4 million, $11.3 million and $11.1 million as of January 31, 2020 and 2019 and April 30, 2019, respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short-term loans and revolving lines of credit. Our total obligation under these lines of credit was $40.0 million at January 31, 2020, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $14.2 million.
Emerald AdvanceTM lines of credit (EAs) are originated by Axos Bank, a federal savings Bank (Axos). We purchase a 90% participation interest, at par, in all EAs originated by Axos in accordance with our participation agreement. At January 31, 2020, the principal balance of purchased participation interests for the current year totaled $367.8 million.
On October 8, 2019, we entered into a Refund Advance Program Agreement and certain ancillary agreements with Axos, pursuant to which they originate and fund Refund Advance loans, and provide technology, software, and underwriting support services related to such loans during the 2020 tax season. Refund Advance loans are offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by the loan originator. We pay loan origination fees based on loan size and customer type. The loan origination fees are intended to cover expected loan losses and payments to capital providers, among other items. We have provided two limited guarantees related to this agreement. We have provided a limited guarantee up to $7.5 million related to loans to clients prior to the IRS accepting electronic filing. At January 31, 2020, we accrued an estimated liability of $1.9 million related to this guarantee, compared to $1.4 million at January 31, 2019. Additionally, we provided a limited guarantee for the remaining loans, up to $57 million in the aggregate, which would cover certain incremental loan losses. We were not required to make a payment in connection with this guarantee for the fiscal year 2019 tax season, and we do not expect that a material amount will be paid for this guarantee under anticipated loss scenarios related to the fiscal year 2020 tax season.
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
SCC accrues a liability for losses related to representation and warranty claims when those losses are believed to be both probable and reasonably estimable. SCC’s loss estimate is based on the best information currently available, management judgment, developments in relevant case law, and the terms of bulk settlements. In periods when a liability is accrued for such loss contingencies, the liability is included in deferred revenue and other current liabilities on the consolidated balance sheets. SCC had no liability accrued for these losses as of January 31, 2020 and 2019 or April 30, 2019.
See note 11, which addresses contingent losses that may be incurred with respect to various indemnification or contribution claims by underwriters, depositors, and securitization trustees in securitization transactions in which SCC participated.

H&R Block, Inc. | Q3 FY2020 Form 10-Q	15

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
For the three and nine months ended January 31, 2020, our lease costs consist of the following:

		(in 000s)
	Three months ended January 31, 2020	Nine months ended January 31, 2020
Operating lease costs	$59,804	$180,734
Variable lease costs	17,822	50,272
Subrental income	(330)	(1,015)
Total lease costs	$77,296	$229,991

Other information related to operating leases for the nine months ended January 31, 2020 is as follows:

($ in 000s)
Cash paid for operating lease costs	$160,769
Operating lease right of use assets obtained in exchange for operating lease liabilities (1)	251,284
Weighted-average remaining operating lease term (years)	3
Weighted-average operating lease discount rate	3.5%

(1)    This balance excludes the initial impacts of the adoption of ASU 2016-02.
Aggregate operating lease maturities as of January 31, 2020 are as follows:

(in 000s)
Remainder of 2020	$61,713
2021	190,233
2022	130,637
2023	73,433
2024	34,988
2025 and thereafter	19,573
Total future undiscounted operating lease payments	510,577
Less imputed interest	(33,388)
Total operating lease liabilities	$477,189

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

16	Q3 FY2020 Form 10-Q | H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of January 31, 2020. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of January 31, 2020 and 2019 and April 30, 2019, our total accrued liabilities were $1.6 million, $3.1 million and $1.9 million, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of January 31, 2020, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

H&R Block, Inc. | Q3 FY2020 Form 10-Q	17

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
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Free File Litigation. On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742) styled The People of the State of California v. H&R Block, Inc., et al. The complaint alleges that H&R Block, Inc. and HRB Digital LLC engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting 4 years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. The case was removed to the United States District Court for the Central District of California on June 6, 2019 (Case No. 2:19-cv-04933-ODW-AS). A motion to remand was filed, which was granted on February 11, 2020. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On May 17, 2019, a putative class action complaint was filed against H&R Block, Inc., HRB Tax Group, Inc. and HRB Digital LLC in the Superior Court of the State of California, County of San Francisco (Case No. CGC-19576093) styled Olosoni and Snarr v. H&R Block, Inc., et al. The case was removed to the United States District Court for the Northern District of California on June 21, 2019 (Case No. 3:19-cv-03610-SK). The plaintiffs filed a first amended complaint on August 9, 2019, dropping H&R Block, Inc. from the case. In their amended complaint, the plaintiffs seek to represent classes of all persons, between May 17, 2015 and the present, who (1) paid to file one or more federal tax returns through H&R Block’s internet-based filing system, (2) were eligible to file those tax returns for free through the H&R Block Free File offer of the IRS Free File Program, and (3) resided in and were citizens of California at the time of the payments. The plaintiffs generally allege unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., and California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The plaintiffs seek declaratory and injunctive relief, restitution, compensatory damages, punitive damages, interest, attorneys’ fees and costs. We filed a motion to stay the proceedings based on the primary jurisdiction doctrine and a motion to compel arbitration, both of which were denied. An appeal of the denial of the motion to compel arbitration is pending. The court denied our motion to transfer venue to the United States District Court for the Western District of Missouri. We filed a motion to stay the claims pending the outcome of the appeal, as well as a motion to dismiss the claims, both of which remain pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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
We have also received and are responding to certain governmental inquiries relating to the IRS Free File Program.

18	Q3 FY2020 Form 10-Q | H&R Block, Inc.

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

H&R Block, Inc. | Q3 FY2020 Form 10-Q	19

declaratory judgment. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. Discovery in the case closed on September 30, 2019. Motions for summary judgment were filed on December 6, 2019 and remain pending, with briefing on the motions continuing through March 2020. A mediation session between the parties was held on January 28, 2020, which did not result in resolution of the case. A trial date has not yet been set. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The trust was originally collateralized with approximately 7,500 loans. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. On September 30, 2016, the court granted a motion allowing the plaintiff to file a second amended complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. SCC filed a motion for reconsideration, followed by a motion for leave to appeal the ruling, both of which were denied. On October 6, 2016, the plaintiff filed its second amended complaint. In response to a motion filed by SCC, the court dismissed the plaintiff's claim for breach of one of the representations. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. The settlement payments that were made in fiscal year 2018 for representation and warranty claims are related to some of the loans in this case. Discovery in the case closed on September 30, 2019. Motions for summary judgment were filed on December 6, 2019 and remain pending, with briefing on the motions continuing through March 2020. A mediation session between the parties was held on January 28, 2020, which did not result in resolution of the case. A trial date has not yet been set. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
Underwriters and depositors are, or have been, involved in multiple lawsuits, threatened lawsuits, and settlements related to securitization transactions in which SCC participated. A variety of claims are alleged in these matters, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures, or that originators, depositors, servicers, or other parties breached their representations and warranties or otherwise failed to fulfill their obligations. SCC has received notices of claims for indemnification relating to such matters, including lawsuits to which underwriters or depositors are party. Based on information currently available to SCC, it believes that the 21 underwriter lawsuits in which notice of a claim has been made involve 39 securitization transactions with original investments of approximately $14 billion (of which the outstanding principal amount is approximately $2.9 billion). Additional lawsuits against the underwriters or depositors may be filed in the future, and SCC may receive additional notices of claims for indemnification or contribution from underwriters or depositors with respect to existing or new lawsuits or settlements of such lawsuits or other claims. Certain of the notices received included, and future notices may include, a reservation of rights to assert claims for contribution, which are referred to herein as "contribution claims." Contribution claims may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification or contribution claims is probable, nor have we accrued a liability related to any of these claims.
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

20	Q3 FY2020 Form 10-Q | H&R Block, Inc.

securitization trustees of potential indemnification obligations, and may receive additional notices with respect to existing or new lawsuits or settlements of such lawsuits, in its capacity as originator, depositor, or servicer. We have not concluded that a loss related to any of these indemnification claims is probable, nor have we accrued a liability related to any of these claims.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of January 31, 2020, total approximately $278 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

H&R Block, Inc. | Q3 FY2020 Form 10-Q	21

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Three months ended January 31, 2020	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$58,231	$478,704	$(17,730)	$519,205
Cost of revenues	—	35,598	439,061	(12,138)	462,521
Selling, general and administrative	128	7,132	207,620	(5,592)	209,288
Total operating expenses	128	42,730	646,681	(17,730)	671,809
Other income (expense), net	(137,783)	11,086	8,519	120,057	1,879
Interest expense on borrowings	—	(26,300)	(5)	—	(26,305)
Income (loss) from continuing operations before income tax benefit	(137,911)	287	(159,463)	120,057	(177,030)
Income tax benefit	(8,228)	(37)	(40,739)	—	(49,004)
Net income (loss) from continuing operations	(129,683)	324	(118,724)	120,057	(128,026)
Net loss from discontinued operations	—	(1,037)	(620)	—	(1,657)
Net loss	(129,683)	(713)	(119,344)	120,057	(129,683)
Other comprehensive loss	(3,574)	—	(3,574)	3,574	(3,574)
Comprehensive loss	$(133,257)	$(713)	$(122,918)	$123,631	$(133,257)

					(in 000s)
Three months ended January 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$53,461	$433,144	$(18,221)	$468,384
Cost of revenues	—	34,533	396,672	(10,179)	421,026
Selling, general and administrative	—	10,347	183,153	(8,042)	185,458
Total operating expenses	—	44,880	579,825	(18,221)	606,484
Other income (expense), net	(134,984)	8,903	348	128,002	2,269
Interest expense on borrowings	—	(22,833)	—	—	(22,833)
Loss from continuing operations before income taxes (benefit)	(134,984)	(5,349)	(146,333)	128,002	(158,664)
Income taxes (benefit)	(8,530)	75	(30,430)	—	(38,885)
Net loss from continuing operations	(126,454)	(5,424)	(115,903)	128,002	(119,779)
Net loss from discontinued operations	—	(6,675)	—	—	(6,675)
Net loss	(126,454)	(12,099)	(115,903)	128,002	(126,454)
Other comprehensive income	1,238	—	1,238	(1,238)	1,238
Comprehensive loss	$(125,216)	$(12,099)	$(114,665)	$126,764	$(125,216)

22	Q3 FY2020 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS					(in 000s)
Nine months ended January 31, 2020	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$86,515	$768,544	$(24,691)	$830,368
Cost of revenues	—	45,680	912,272	(12,833)	945,119
Selling, general and administrative	1,666	15,319	470,631	(11,858)	475,758
Total operating expenses	1,666	60,999	1,382,903	(24,691)	1,420,877
Other income (expense), net	(477,932)	31,578	23,596	436,499	13,741
Interest expense on borrowings	—	(68,656)	(26)	—	(68,682)
Loss from continuing operations before income tax benefit	(479,598)	(11,562)	(590,789)	436,499	(645,450)
Income tax benefit	(11,669)	(3,047)	(173,430)	—	(188,146)
Net loss from continuing operations	(467,929)	(8,515)	(417,359)	436,499	(457,304)
Net loss from discontinued operations	—	(10,005)	(620)	—	(10,625)
Net loss	(467,929)	(18,520)	(417,979)	436,499	(467,929)
Other comprehensive loss	(4,975)	—	(4,975)	4,975	(4,975)
Comprehensive loss	$(472,904)	$(18,520)	$(422,954)	$441,474	$(472,904)

					(in 000s)
Nine months ended January 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Total revenues	$—	$81,751	$706,775	$(26,088)	$762,438
Cost of revenues	—	46,580	859,759	(12,938)	893,401
Selling, general and administrative	1,476	16,444	399,747	(13,150)	404,517
Total operating expenses	1,476	63,024	1,259,506	(26,088)	1,297,918
Other income (expense), net	(465,085)	27,748	6,498	442,114	11,275
Interest expense on borrowings	—	(65,082)	(132)	—	(65,214)
Loss from continuing operations before income tax benefit	(466,561)	(18,607)	(546,365)	442,114	(589,419)
Income tax benefit	(11,161)	(5,942)	(132,803)	—	(149,906)
Net loss from continuing operations	(455,400)	(12,665)	(413,562)	442,114	(439,513)
Net loss from discontinued operations	—	(15,887)	—	—	(15,887)
Net loss	(455,400)	(28,552)	(413,562)	442,114	(455,400)
Other comprehensive loss	(3,339)	—	(3,339)	3,339	(3,339)
Comprehensive loss	$(458,739)	$(28,552)	$(416,901)	$445,453	$(458,739)

H&R Block, Inc. | Q3 FY2020 Form 10-Q	23

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of January 31, 2020	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$6,306	$186,034	$—	$192,340
Cash & cash equivalents - restricted	—	—	169,447	—	169,447
Receivables, net	—	410,920	409,026	—	819,946
Prepaid expenses and other current assets	2,811	2,628	114,790	—	120,229
Total current assets	2,811	419,854	879,297	—	1,301,962
Property and equipment, net	—	316	197,253	—	197,569
Operating lease right of use asset	—	257	463,520	—	463,777
Intangible assets, net	—	—	433,074	—	433,074
Goodwill	—	—	838,830	—	838,830
Deferred tax assets and income taxes receivable	3,261	15,953	115,687	—	134,901
Investments in subsidiaries	2,955,158	—	119,213	(3,074,371)	—
Amounts due from affiliates	—	2,212,575	3,253,034	(5,465,609)	—
Other noncurrent assets	—	53,975	28,342	—	82,317
Total assets	$2,961,230	$2,702,930	$6,328,250	$(8,539,980)	$3,452,430

Accounts payable and accrued expenses	1,952	14,407	140,407	—	156,766
Accrued salaries, wages and payroll taxes	—	1,676	115,783	—	117,459
Accrued income taxes and reserves for uncertain tax positions	—	1,060	35,182	—	36,242
Current portion of long-term debt	—	649,022	—	—	649,022
Operating lease liabilities	—	153	187,737	—	187,890
Deferred revenue and other current liabilities	—	30,695	159,547	—	190,242
Total current liabilities	1,952	697,013	638,656	—	1,337,621
Long-term debt and line of credit borrowings	—	1,880,589	—	—	1,880,589
Deferred tax liabilities and reserves for uncertain tax positions	24,623	1,486	146,845	—	172,954
Operating lease liabilities	—	108	289,191	—	289,299
Deferred revenue and other noncurrent liabilities	—	4,521	85,825	—	90,346
Amounts due to affiliates	3,253,034	—	2,212,575	(5,465,609)	—
Total liabilities	3,279,609	2,583,717	3,373,092	(5,465,609)	3,770,809
Stockholders' equity (deficiency)	(318,379)	119,213	2,955,158	(3,074,371)	(318,379)
Total liabilities and stockholders' equity	$2,961,230	$2,702,930	$6,328,250	$(8,539,980)	$3,452,430

24	Q3 FY2020 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of January 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,722	$198,504	$—	$203,226
Cash & cash equivalents - restricted	—	—	101,903	—	101,903
Receivables, net	—	392,257	365,960	—	758,217
Prepaid expenses and other current assets	2,811	2,637	165,858	—	171,306
Total current assets	2,811	399,616	832,225	—	1,234,652
Property and equipment, net	—	466	220,039	—	220,505
Intangible assets, net	—	—	356,952	—	356,952
Goodwill	—	—	520,005	—	520,005
Deferred tax assets and income taxes receivable	1,794	17,941	121,631	—	141,366
Investments in subsidiaries	2,485,857	—	102,763	(2,588,620)	—
Amounts due from affiliates	—	1,559,416	2,679,945	(4,239,361)	—
Other noncurrent assets	—	57,230	38,096	—	95,326
Total assets	$2,490,462	$2,034,669	$4,871,656	$(6,827,981)	$2,568,806

Accounts payable and accrued expenses	$14,823	$18,475	$168,803	$—	$202,101
Accrued salaries, wages and payroll taxes	—	1,333	139,569	—	140,902
Accrued income taxes and reserves for uncertain tax positions	—	1,060	47,949	—	49,009
Deferred revenue and other current liabilities	—	28,441	167,193	—	195,634
Total current liabilities	14,823	49,309	523,514	—	587,646
Long-term debt and line of credit borrowings	—	1,876,989	—	—	1,876,989
Deferred tax liabilities and reserves for uncertain tax positions	9,285	3,989	200,943	—	214,217
Deferred revenue and other noncurrent liabilities	—	1,619	101,926	—	103,545
Amounts due to affiliates	2,679,945	—	1,559,416	(4,239,361)	—
Total liabilities	2,704,053	1,931,906	2,385,799	(4,239,361)	2,782,397
Stockholders' equity (deficiency)	(213,591)	102,763	2,485,857	(2,588,620)	(213,591)
Total liabilities and stockholders' equity	$2,490,462	$2,034,669	$4,871,656	$(6,827,981)	$2,568,806

H&R Block, Inc. | Q3 FY2020 Form 10-Q	25

CONDENSED CONSOLIDATING BALANCE SHEETS					(in 000s)
As of April 30, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Cash & cash equivalents	$—	$4,109	$1,568,041	$—	$1,572,150
Cash & cash equivalents - restricted	—	—	135,577	—	135,577
Receivables, net	—	35,901	103,064	—	138,965
Prepaid expenses and other current assets	2,812	1,695	142,160	—	146,667
Total current assets	2,812	41,705	1,948,842	—	1,993,359
Property and equipment, net	—	552	211,540	—	212,092
Intangible assets, net	—	—	342,493	—	342,493
Goodwill	—	—	519,937	—	519,937
Deferred tax assets and income taxes receivable	3,218	15,953	122,808	—	141,979
Investments in subsidiaries	3,378,009	—	137,733	(3,515,742)	—
Amounts due from affiliates	—	1,562,958	2,815,617	(4,378,575)	—
Other noncurrent assets	—	54,976	35,109	—	90,085
Total assets	$3,384,039	$1,676,144	$6,134,079	$(7,894,317)	$3,299,945

Accounts payable and accrued expenses	$2,272	$19,735	$227,518	$—	$249,525
Accrued salaries, wages and payroll taxes	—	1,564	194,963	—	196,527
Accrued income taxes and reserves for uncertain tax positions	—	1,060	270,913	—	271,973
Deferred revenue and other current liabilities	—	21,144	183,832	—	204,976
Total current liabilities	2,272	43,503	877,226	—	923,001
Long-term debt	—	1,492,629	—	—	1,492,629
Deferred tax liabilities and reserves for uncertain tax positions	24,623	1,486	171,797	—	197,906
Deferred revenue and other noncurrent liabilities	—	793	144,089	—	144,882
Amounts due to affiliates	2,815,617	—	1,562,958	(4,378,575)	—
Total liabilities	2,842,512	1,538,411	2,756,070	(4,378,575)	2,758,418
Stockholders' equity	541,527	137,733	3,378,009	(3,515,742)	541,527
Total liabilities and stockholders' equity	$3,384,039	$1,676,144	$6,134,079	$(7,894,317)	$3,299,945

26	Q3 FY2020 Form 10-Q | H&R Block, Inc.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Nine months ended January 31, 2020	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(354,155)	$(1,113,636)	$—	$(1,467,791)
Cash flows from investing:
Capital expenditures	—	(12)	(66,498)	—	(66,510)
Payments made for business acquisitions, net of cash acquired	—	—	(450,282)	—	(450,282)
Franchise loans funded	—	(32,676)	(214)	—	(32,890)
Payments from franchisees	—	14,135	469	—	14,604
Intercompany borrowings (payments)	—	(649,617)	(408,952)	1,058,569	—
Other, net	—	(10,478)	55,854	—	45,376
Net cash used in investing activities	—	(678,648)	(869,623)	1,058,569	(489,702)
Cash flows from financing:
Repayments of line of credit borrowings	—	(285,000)	—	—	(285,000)
Proceeds from line of credit borrowings	—	1,320,000	—	—	1,320,000
Dividends paid	(154,827)	—	—	—	(154,827)
Repurchase of common stock, including shares surrendered	(256,199)	—	—	—	(256,199)
Proceeds from exercise of stock options	2,074	—	—	—	2,074
Intercompany borrowings (payments)	408,952	—	649,617	(1,058,569)	—
Other, net	—	—	(14,136)	—	(14,136)
Net cash provided by financing activities	—	1,035,000	635,481	(1,058,569)	611,912
Effects of exchange rates on cash	—	—	(359)	—	(359)
Net increase (decrease) in cash, including restricted balances	—	2,197	(1,348,137)	—	(1,345,940)
Cash, cash equivalents and restricted cash, beginning of period	—	4,109	1,703,618	—	1,707,727
Cash, cash equivalents and restricted cash, end of period	$—	$6,306	$355,481	$—	$361,787

H&R Block, Inc. | Q3 FY2020 Form 10-Q	27

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS					(in 000s)
Nine months ended January 31, 2019	H&R Block, Inc. (Guarantor)	Block Financial (Issuer)	Other Subsidiaries	Eliminations	Consolidated H&R Block
Net cash used in operating activities	$—	$(359,101)	$(988,355)	$—	$(1,347,456)
Cash flows from investing:
Capital expenditures	—	(166)	(79,816)	—	(79,982)
Payments made for business acquisitions, net of cash acquired	—	—	(42,428)	—	(42,428)
Franchise loans funded	—	(16,198)	(677)	—	(16,875)
Payments from franchisees	—	14,834	315	—	15,149
Intercompany borrowings (payments)	—	(18,579)	(254,491)	273,070	—
Other, net	—	(4,746)	9,623	—	4,877
Net cash used in investing activities	—	(24,855)	(367,474)	273,070	(119,259)
Cash flows from financing:
Repayments of line of credit borrowings	—	(230,000)	—	—	(230,000)
Proceeds from line of credit borrowings	—	615,000	—	—	615,000
Dividends paid	(154,866)	—	—	—	(154,866)
Repurchase of common stock, including shares surrendered	(102,152)	—	—	—	(102,152)
Proceeds from exercise of stock options	2,527	—	—	—	2,527
Intercompany borrowings (payments)	254,491	—	18,579	(273,070)	—
Other, net	—	(668)	(19,458)	—	(20,126)
Net cash provided by (used in) financing activities	—	384,332	(879)	(273,070)	110,383
Effects of exchange rates on cash	—	—	(2,217)	—	(2,217)
Net increase (decrease) in cash, including restricted balances	—	376	(1,358,925)	—	(1,358,549)
Cash, cash equivalents and restricted cash, beginning of period	—	4,346	1,659,332	—	1,663,678
Cash, cash equivalents and restricted cash, end of period	$—	$4,722	$300,407	$—	$305,129

28	Q3 FY2020 Form 10-Q | H&R Block, Inc.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
RESULTS OF OPERATIONS

Operating Statistics (U.S. only)
Nine months ended January 31,	2020	2019	Change	% Change
Tax returns prepared: (in 000s) (1)
Company-owned operations	1,476	1,310	166	12.7%
Franchise operations	676	657	19	2.9%
Total assisted	2,152	1,967	185	9.4%

Desktop	133	128	5	3.9%
Online	1,308	1,164	144	12.4%
Total DIY	1,441	1,292	149	11.5%

IRS Free File	142	101	41	40.6%
Total U.S. Returns	3,735	3,360	375	11.2%

Net Average Charge: (2)
Company-owned operations	$244.87	$252.60	$(7.73)	(3.1)%
Franchise operations (3)	242.76	244.08	(1.32)	(0.5)%
DIY	29.17	29.15	0.02	0.1%

As of January 31,	2020	2019	Change	% Change
Tax offices:
Company-owned offices	6,552	6,356	196	3.1%
Franchise offices	2,909	3,148	(239)	(7.6)%
Total U.S. offices	9,461	9,504	(43)	(0.5)%

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

H&R Block, Inc. | Q3 FY2020 Form 10-Q	29

RESULTS OF OPERATIONS

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended January 31,	2020	2019	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$283,956	$256,813	$27,143	10.6%
U.S. royalties	44,965	42,265	2,700	6.4%
U.S. DIY tax preparation	34,089	31,996	2,093	6.5%
International	11,804	12,304	(500)	(4.1)%
Refund Transfers	50,494	47,482	3,012	6.3%
Emerald Card®	16,657	14,980	1,677	11.2%
Peace of Mind® Extended Service Plan	16,954	16,596	358	2.2%
Tax Identity Shield®	8,138	7,655	483	6.3%
Interest and fee income on Emerald AdvanceTM	32,741	30,924	1,817	5.9%
Wave	11,213	—	11,213	**
Other	8,194	7,369	825	11.2%
Total revenues	519,205	468,384	50,821	10.9%

Compensation and benefits:
Field wages	165,435	153,764	11,671	7.6%
Other wages	63,808	54,243	9,565	17.6%
Benefits and other compensation	45,397	42,778	2,619	6.1%
	274,640	250,785	23,855	9.5%
Occupancy	102,788	94,407	8,381	8.9%
Marketing and advertising	84,760	72,876	11,884	16.3%
Depreciation and amortization	44,147	44,088	59	0.1%
Bad debt	36,527	33,861	2,666	7.9%
Other (1)	128,947	110,467	18,480	16.7%
Total operating expenses	671,809	606,484	65,325	10.8%
Other income (expense), net	1,879	2,269	(390)	(17.2)%
Interest expense on borrowings	(26,305)	(22,833)	(3,472)	(15.2)%
Pretax loss	(177,030)	(158,664)	(18,366)	(11.6)%
Income tax benefit	(49,004)	(38,885)	10,119	26.0%
Net loss from continuing operations	(128,026)	(119,779)	(8,247)	(6.9)%
Net loss from discontinued operations	(1,657)	(6,675)	5,018	75.2%
Net loss	$(129,683)	$(126,454)	$(3,229)	(2.6)%

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.66)	$(0.58)	$(0.08)	(13.8)%
Discontinued operations	(0.01)	(0.04)	0.03	75.0%
Consolidated	$(0.67)	$(0.62)	$(0.05)	(8.1)%

EBITDA from continuing operations (2)	$(106,578)	$(91,743)	$(14,835)	(16.2)%

(1)	We reclassified $10.0 million of supplies expense from its own financial statement line to other expenses for fiscal year 2019 to conform to the current year presentation.

(2)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended January 31, 2020 compared to January 31, 2019
Revenues increased $50.8 million, or 10.9%, from the prior year period.
Revenues for U.S. assisted tax preparation increased $27.1 million, or 10.6% primarily due to higher tax return volumes and slightly offset by lower net average charge. U.S. Royalties increased $2.7 million, or 6.4% mostly due to higher franchise tax return volume. Revenues from U.S. DIY tax preparation increased $2.1 million, or 6.5%, primarily due to higher online volumes. Revenues from Refund Transfers increased $3.0 million, or 6.3%, due to higher volumes.

30	Q3 FY2020 Form 10-Q | H&R Block, Inc.

Revenues of $11.2 million were recognized by Wave, which we acquired on June 28, 2019, and therefore were not included in our results of operations in the prior year period.
Total operating expenses increased $65.3 million, or 10.8%, from the prior year. Field wages increased $11.7 million, or 7.6% primarily due to higher wages due to the increase in return volumes. Other wages increased $9.6 million, or 17.6%, primarily due to higher information technology wages, and the acquisition of Wave. Marketing expenses increased $11.9 million, or 16.3%, due to the timing of online advertising expenses. Occupancy increased $8.4 million, or 8.9%, primarily due to facilities repairs, telecommunication expenses and higher rental rates.
Other expenses increased $18.5 million, or 16.7%. The components of other expenses are as follows:

Three months ended January 31,	2020	2019	$ Change	% Change
Consulting and outsourced services	$32,124	$24,812	$7,312	29.5%
Bank partner fees	29,448	23,461	5,987	25.5%
Client claims and refunds	6,604	6,063	541	8.9%
Employee travel and related expenses	10,921	9,309	1,612	17.3%
Technology-related expenses	19,199	14,255	4,944	34.7%
Credit card/bank charges	10,627	3,274	7,353	224.6%
Insurance	3,309	4,680	(1,371)	(29.3)%
Legal fees and settlements	4,838	4,842	(4)	(0.1)%
Supplies	6,412	9,950	(3,538)	(35.6)%
Other	5,465	9,821	(4,356)	(44.4)%
	$128,947	$110,467	$18,480	16.7%

Consulting expenses increased $7.3 million due primarily to additional resources for our technology initiatives, while technology-related expenses increased $4.9 million primarily due to expenses related to cloud computing services. Bank partner fees increased $6.0 million due to higher Refund Advance origination fees. Credit card and bank charges increased $7.4 million as a result of the acquisition of Wave.
We recorded an income tax benefit in the current year of $49.0 million compared to $38.9 million in the prior year. See Item 1, note 7 to the consolidated financial statements for additional discussion.

H&R Block, Inc. | Q3 FY2020 Form 10-Q	31

RESULTS OF OPERATIONS

Consolidated - Financial Results		(in 000s, except per share amounts)
Nine months ended January 31,	2020	2019	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$358,174	$329,569	$28,605	8.7%
U.S. royalties	59,644	57,898	1,746	3.0%
U.S. DIY tax preparation	42,040	37,771	4,269	11.3%
International	97,311	96,980	331	0.3%
Refund Transfers	52,794	49,466	3,328	6.7%
Emerald Card®	39,128	38,704	424	1.1%
Peace of Mind® Extended Service Plan	75,451	77,491	(2,040)	(2.6)%
Tax Identity Shield®	17,308	17,639	(331)	(1.9)%
Interest and fee income on Emerald AdvanceTM	33,780	31,768	2,012	6.3%
Wave	25,740	—	25,740	**
Other	28,998	25,152	3,846	15.3%
Total revenues	830,368	762,438	67,930	8.9%

Compensation and benefits:
Field wages	280,231	262,792	17,439	6.6%
Other wages	178,389	152,111	26,278	17.3%
Benefits and other compensation	100,579	89,887	10,692	11.9%
	559,199	504,790	54,409	10.8%
Occupancy	292,470	290,013	2,457	0.8%
Marketing and advertising	101,190	88,356	12,834	14.5%
Depreciation and amortization	125,409	126,013	(604)	(0.5)%
Bad debt	37,594	33,191	4,403	13.3%
Other (1)	305,015	255,555	49,460	19.4%
Total operating expenses	1,420,877	1,297,918	122,959	9.5%
Other income (expense), net	13,741	11,275	2,466	21.9%
Interest expense on borrowings	(68,682)	(65,214)	(3,468)	(5.3)%
Pretax loss	(645,450)	(589,419)	(56,031)	(9.5)%
Income tax benefit	(188,146)	(149,906)	38,240	25.5%
Net loss from continuing operations	(457,304)	(439,513)	(17,791)	(4.0)%
Net loss from discontinued operations	(10,625)	(15,887)	5,262	33.1%
Net loss	$(467,929)	$(455,400)	$(12,529)	(2.8)%

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(2.31)	$(2.13)	$(0.18)	(8.5)%
Discontinued operations	(0.05)	(0.08)	0.03	37.5%
Consolidated	$(2.36)	$(2.21)	$(0.15)	(6.8)%

EBITDA from continuing operations (2)	$(451,359)	$(398,192)	$(53,167)	(13.4)%

(1)	We reclassified $15.3 million of supplies expense from its own financial statement line to other expenses for fiscal year 2019 to conform to the current year presentation.
(2) See "Non-GAAP FInancial Information" at the end of this item for a reconciliation of non-GAAP measures.
Nine months ended January 31, 2020 compared to January 31, 2019
Revenues increased $67.9 million, or 8.9%, from the prior year period. U.S. assisted tax preparation fees increased $28.6 million, or 8.7%, due to higher tax return volumes and slightly offset by lower net average charge. Revenues from U.S. DIY tax preparation increased $4.3 million, or 11.3%, primarily due to higher online volumes. Revenues from Refund Transfers increased $3.3 million, or 6.7%, due to higher volumes.

32	Q3 FY2020 Form 10-Q | H&R Block, Inc.

Revenues of $25.7 million were recognized by Wave, which we acquired on June 28, 2019, and therefore were not included in our results of operations in the prior year period.
Total operating expenses increased $123.0 million, or 9.5%, from the prior year period. Field wages increased $17.4 million, or 6.6%, primarily due to higher wages due to the increase in return volumes. Other wages increased $26.3 million, or 17.3%, primarily due to higher information technology wages and the acquisition of Wave. Benefits and other compensation increased $10.7 million, or 11.9% primarily due to higher stock based compensation, retirement savings plan contributions and employee insurance expenses. Marketing expense increased $12.8 million, or 14.5%, due to the timing of online advertising expenses. Bad debt increased $4.4 million, or 13.3%, due to higher refund transfer volumes.
Other expenses increased $49.5 million, or 19.4%. The components of other expenses are as follows:

Nine months ended January 31,	2020	2019	$ Change	% Change
Consulting and outsourced services	$74,597	$63,444	$11,153	17.6%
Bank partner fees	32,303	26,294	6,009	22.9%
Client claims and refunds	25,305	28,783	(3,478)	(12.1)%
Employee travel and related expenses	33,159	29,515	3,644	12.3%
Technology-related expenses	50,178	44,932	5,246	11.7%
Credit card/bank charges	24,455	8,420	16,035	190.4%
Insurance	11,548	10,979	569	5.2%
Legal fees and settlements	21,139	8,331	12,808	153.7%
Supplies	14,958	15,343	(385)	(2.5)%
Other	17,373	19,514	(2,141)	(11.0)%
	$305,015	$255,555	$49,460	19.4%

Consulting and outsourced services increased $11.2 million primarily due to additional resources for our technology initiatives. Bank partner fees increased $6.0 million due to higher Refund Advance origination fees. Credit card and bank charges increased $16.0 million as a result of the acquisition of Wave, while legal fees increased $12.8 million due to fees associated with ongoing legal matters, as discussed in Item 1, note 11 to the consolidated financial statements.
We recorded an income tax benefit in the current year of $188.1 million compared to $149.9 million in the prior year. See Item 1, note 7 to the consolidated financial statements for additional discussion.
Total U.S. return volume increased 1.4% through February 28, 2020 compared to the prior year period due to an increase in DIY online and IRS Free File returns, which was slightly offset by a decrease in assisted returns. Our business is highly seasonal and results for the nine months ended January 31, as well as results for the period ended February 28, may not be indicative of results for the entire fiscal year.
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

H&R Block, Inc. | Q3 FY2020 Form 10-Q	33

Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of January 31, 2020 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the nine months ended January 31, 2020 and 2019. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Nine months ended January 31,	2020	2019
Net cash provided by (used in):
Operating activities	$(1,467,791)	$(1,347,456)
Investing activities	(489,702)	(119,259)
Financing activities	611,912	110,383
Effects of exchange rates on cash	(359)	(2,217)
Net change in cash, cash equivalents and restricted cash	$(1,345,940)	$(1,358,549)

Operating Activities. Cash used in operations increased, primarily due to the timing of payments for accounts payable, accrued expenses, salaries, wages and payroll taxes combined with an increase in receivables, which is slightly offset by a decline in prepaid expenses.
Investing Activities. Cash used in investing activities totaled $489.7 million for the nine months ended January 31, 2020 compared to $119.3 million in the prior year period. This change resulted primarily from the acquisition of Wave, partially offset by the receipt of cash on an available-for-sale debt security in the current year.
Financing Activities. Cash provided by financing activities totaled $611.9 million for the nine months ended January 31, 2020 compared to $110.4 million in the prior year period. This change resulted primarily from borrowings on our CLOC partially offset by higher share repurchases completed in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $154.8 million and $154.9 million for the nine months ended January 31, 2020 and 2019, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Our current share repurchase program has remaining authorization of $751.8 million which is effective through June 2022. Although we may continue to repurchase shares, there is no assurance that we will purchase up to the full Board authorization.
Capital Investment. Capital expenditures totaled $66.5 million and $80.0 million for the nine months ended January 31, 2020 and 2019, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired Wave and franchisee and competitor businesses totaling $450.3 million in the current year compared to franchisee and competitor businesses totaling $42.4 million in the prior year. See Item 1, note 1 and note 5 for additional information on our acquisitions.
FINANCING RESOURCES – We had an outstanding balance of $1.0 billion under the CLOC as of January 31, 2020. Amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $751 million as of January 31, 2020. See Item 1, note 6 to the consolidated financial statements.
Our Senior Notes due in October 2020 are classified as a current liability as of January 31, 2020. We are considering various financing options in regard to the maturing Senior Notes and anticipate these options will provide adequate liquidity to fund the cash requirements at or prior to maturity.

34	Q3 FY2020 Form 10-Q | H&R Block, Inc.

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
The following table provides ratings for debt issued by Block Financial as of January 31, 2020 and April 30, 2019:

As of	January 31, 2020			April 30, 2019
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Negative	P-3	Baa3	Negative
S&P	A-2	BBB	Stable	A-2	BBB	Stable
Other than described above, there have been no material changes in our borrowings from those reported as of April 30, 2019 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of January 31, 2020, we held cash and cash equivalents, excluding restricted amounts, of $192.3 million, including $103.7 million held by our foreign subsidiaries.
Foreign Operations. When necessary, our international businesses are funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of January 31, 2020.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $0.4 million during the nine months ended January 31, 2020 compared to a decrease of $2.2 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – EAs are originated by Axos. We purchase a 90% participation interest, at par, in all EAs originated by Axos in accordance with our participation agreement. At January 31, 2020, the principal balance of purchased participation interests totaled $367.8 million.
We have provided limited guarantees under our Refund Advance Program Agreement of up to $7.5 million related to loans to clients prior to the IRS accepting electronic filing, with additional limited guarantees for the remaining loans, up to $57 million in the aggregate, which would cover certain incremental loan losses. See Item 1, note 9 to the consolidated financial statements for additional discussion.
Other than as described above, there have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2019 in our Annual Report on Form 10-K.
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
We make adjustments for certain non-GAAP financial measures related to amortization of intangibles from acquisitions. We believe removing the impacts of amortization of acquired intangibles provides a more meaningful indicator of performance and will assist in understanding our financial results.
We may consider whether other significant items that arise in the future should be excluded from our non-GAAP financial measures.

H&R Block, Inc. | Q3 FY2020 Form 10-Q	35

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
The following is a reconciliation of net loss to EBITDA from continuing operations, which is a non-GAAP financial measure:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
Net loss - as reported	$(129,683)	$(126,454)	$(467,929)	$(455,400)
Discontinued operations, net	1,657	6,675	10,625	15,887
Net loss from continuing operations - as reported	(128,026)	(119,779)	(457,304)	(439,513)
Add back:
Income taxes of continuing operations	(49,004)	(38,885)	(188,146)	(149,906)
Interest expense of continuing operations	26,305	22,833	68,682	65,214
Depreciation and amortization of continuing operations	44,147	44,088	125,409	126,013
	21,448	28,036	5,945	41,321
EBITDA from continuing operations	$(106,578)	$(91,743)	$(451,359)	$(398,192)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019

Net loss from continuing operations	$(128,026)	$(119,779)	$(457,304)	$(439,513)

Adjustments:
Amortization of intangibles related to acquisitions (pretax)	19,179	16,142	54,997	46,453
Tax effect of adjustments (1)	(4,956)	(3,820)	(13,667)	(11,116)
Adjusted net loss from continuing operations	$(113,803)	$(107,457)	$(415,974)	$(404,176)

Diluted loss per share (GAAP)	$(0.66)	$(0.58)	$(2.31)	$(2.13)
Adjustments, net of tax	0.07	0.06	0.21	0.17
Adjusted loss per share (non-GAAP)	$(0.59)	$(0.52)	$(2.10)	$(1.96)

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

36	Q3 FY2020 Form 10-Q | H&R Block, Inc.

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
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 11 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported at April 30, 2019 in our Annual Report on Form 10-K.

H&R Block, Inc. | Q3 FY2020 Form 10-Q	37

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2020 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1 - November 30	—	$—	—	$817,568
December 1 - December 31	1,945	$23.29	1,945	$772,278
January 1 - January 31	874	$23.43	872	$751,837
	2,819	$23.33	2,817

(1)	We purchased approximately 2 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.

(2)
In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. In June 2019, our Board of Directors extended the share repurchase program through June 2022.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1	H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended and restated on March 2, 2020.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

38	Q3 FY2020 Form 10-Q | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
March 9, 2020

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
March 9, 2020

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
March 9, 2020

H&R Block, Inc. | Q3 FY2020 Form 10-Q	39