Form 10-K
period 2020-04-30
H&R BLOCK INC
filed 2020-06-17
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	April 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☑
The aggregate market value of the registrant's Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 31, 2019, was $4,866,442,857.
Number of shares of the registrant's Common Stock, without par value, outstanding on May 29, 2020: 192,475,308.
Documents incorporated by reference
The definitive proxy statement for the registrant's 2020 Annual Meeting of Shareholders, to be filed no later than 120 days after April 30, 2020, is incorporated by reference in Part III to the extent described therein.

2020 FORM 10-K AND ANNUAL REPORT

INTRODUCTION
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Specified portions of our proxy statement are "incorporated by reference" in response to certain items. Our proxy statement will be made available to shareholders no later than 120 days after April 30, 2020, and will also be available on our website at www.hrblock.com.
FORWARD-LOOKING STATEMENTS
This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or variation of words such as "expects," "anticipates," "intends," "plans," "believes," "commits," "seeks," "estimates," "projects," "forecasts," "targets," "would," "will," "should," "could," "may" or other similar expressions. Forward-looking statements provide management's current expectations or predictions of future conditions, events or results. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. They may include estimates of revenues, client trajectory, income, effective tax rate, earnings per share, cost savings, capital expenditures, dividends, share repurchases, liquidity, capital structure, market share, industry volumes or other financial items, descriptions of management's plans or objectives for future operations, services or products, or descriptions of assumptions underlying any of the above. They may also include the expected impact of the coronavirus (COVID-19) pandemic, including, without limitation, the impact on economic and financial markets, the Company's capital resources and financial condition, future expenditures, potential regulatory actions, such as extensions of tax filing deadlines or other related relief, changes in consumer behaviors and modifications to the Company's operations relating thereto.
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
PART I
ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri and has subsidiaries that provide tax preparation and other services and products. A complete list of our subsidiaries as of April 30, 2020 can be found in Exhibit 21.

H&R Block, Inc. | 2020 Form 10-K	1

RECENT DEVELOPMENTS
COVID-19 IMPACTS – As a result of the COVID-19 pandemic, on March 21, 2020, the federal tax filing deadline in the United States (U.S.) for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020, and substantially all U.S. states with an April 15 individual state income tax filing requirement similarly extended their respective deadlines. In Canada, the deadline for individuals to file was extended to June 1, 2020. In addition, governments around the world have taken a variety of actions to contain the spread of COVID-19. Jurisdictions in which we operate imposed, and continue to impose, various restrictions on our business, including capacity and other operational limitations, social distancing requirements, and in limited instances required us to close certain offices. One of our top priorities has been providing for the health and safety of our clients, associates, and franchisees, while still providing taxpayers access to help in getting their refunds during this difficult economic time. These events have impacted the typical seasonality of our business and the comparability of our financial results. Consequently, a portion of revenues and expenses that would have normally been recognized in our fourth quarter of fiscal year 2020 is expected to shift to the first quarter of fiscal year 2021, however, due to our modified operating model, office closures, and competitive pressures, we may not recover all tax returns we lost in the fourth quarter in our first quarter.
We have been navigating the ever-changing landscape of the various state and local orders regarding whether our offices could stay open and how we could help our clients. We evaluated these orders on an individual basis, which at its peak resulted in nearly 20% of our office network closing to the public. In the offices that remained open, we made changes to our operating model to encourage and/or require clients to drop off their documents and approve online, complete virtually by uploading their documents and approve online or in-office with social distancing guidelines. See Item 7, under “Results of Operations” and “Financial Condition,” for further discussion regarding the impact of the COVID-19 pandemic on our business.
In order to strengthen our liquidity and ensure maximum flexibility, during our fourth quarter we drew the full amount of our $2.0 billion unsecured committed line of credit (CLOC).
Our financial results for fiscal year 2020 were negatively impacted by the extension of the tax filing season due to the COVID-19 pandemic and as of April 30, 2020, we were not in compliance with the debt-to-EBITDA ratio covenant related to our CLOC. On May 22, 2020 we obtained a waiver of the debt-to-EBITDA ratio covenant for the period ended April 30, 2020. As of April 30, 2020 we had cash balances of $2.7 billion, which includes the CLOC draw. We believe we have sufficient liquidity to support our business through next tax season and we expect to be in compliance with our CLOC covenants each quarter in fiscal year 2021.
WAVE – During the fiscal year ended April 30, 2020, we acquired Wave HQ Inc. (formerly known as Wave Financial Inc.) and its subsidiaries (collectively, Wave) for $408.4 million. The acquisition was funded with available cash. Wave is a provider of software solutions and related services specifically designed to help small business owners manage their finances. Major revenue sources include fees earned by providing payment processing, payroll services, and bookkeeping services. We believe the acquisition of Wave enhances our position in the small business market.
As a result of the COVID-19 pandemic and its impact on Wave’s small business customers, we evaluated the Wave reporting unit’s goodwill for impairment during our fourth quarter. The fair value was less than the carrying value, therefore resulting in a goodwill impairment loss of $106.0 million. See Item 8, note 6 to the consolidated financial statements for additional information.
FINANCIAL SERVICES OFFERINGS – Many of our financial products are provided to our clients through an agreement with Axos Bank (Axos), a federal savings bank. We have announced our intent to terminate our agreement with Axos on or after July 1, 2020.
We have signed a non-binding letter of intent with MetaBank, N.A., a wholly-owned subsidiary of Meta Financial Group, Inc. (Meta), to enter into a new multi-year program management agreement pursuant to which Meta would offer certain financial products to H&R Block clients. See our Current Report filed on Form 8-K dated May 15, 2020 for additional information.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We report a single segment that includes all of our continuing operations, which are designed to enable clients to obtain tax preparation and small business services seamlessly. See discussion below and in Item 8, within the notes to the consolidated financial statements.

2	2020 Form 10-K | H&R Block, Inc.

DESCRIPTION OF BUSINESS
GENERAL – We provide assisted, do-it-yourself (DIY), and virtual tax return preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded services and products, including those of our financial partners, to the general public primarily in the U.S., Canada, Australia, and their respective territories. We also offer small business financial solutions through our company-owned or franchise offices and online through Wave. Major revenue sources include fees earned for tax preparation via our assisted, DIY, and virtual channels, royalties from franchisees, and fees from related services and products.
Tax Returns Prepared. During fiscal year 2020, 20.3 million tax returns were prepared by and through H&R Block worldwide, including those prepared by our franchisees, and through our DIY and virtual solutions. This is a 14.0% decrease from the 23.6 million prepared in fiscal year 2019. We prepared 23.3 million tax returns in fiscal year 2018. In the U.S., 17.6 million tax returns were prepared by and through H&R Block during fiscal year 2020, a decrease of 13.2% from 20.3 million in 2019, and 20.0 million in 2018. Due to the extension of the tax filing deadlines because of the COVID-19 pandemic, this does not include the full filing season and is not comparable to prior year return volumes. Through April 30, 2020 the IRS has reported total tax filings are down 9.6% compared to the prior year.
U.S. tax returns prepared by and through us during the fiscal year 2020, including those prepared by our franchisees, and through our DIY and virtual solutions, constituted approximately 12.5% of an Internal Revenue Service (IRS) estimate of total individual income tax returns filed through April 30, 2020. See Item 7, under "Results of Operations," for further discussion of changes in the number of tax returns prepared.
ASSISTED – Assisted income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or our franchisees.
Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a tax return.
Offices. As of January 31, 2020, we, together with our franchisees, operated in 9,461 offices across the U.S. compared to 9,504 in the prior year. A summary of our company-owned and franchise offices is included in Item 7, under "Operating Statistics." Due to the COVID-19 pandemic and various restrictions put in place during March and April of 2020, we leveraged digital capabilities and modified our retail operating model to continue to deliver expertise and care to our clients amidst COVID-19 restrictions. During this time, up to 20% of our office network was closed to the public.
Franchises. We offer franchises as a way to expand our presence in certain geographic areas. Our franchise arrangements provide us with certain rights designed to protect our brand. Most of our franchisees receive, among other things, the right to use our trademarks and software, access to product offerings and expertise, signs, specialized forms, advertising, and initial and ongoing training and advisory services. In the U.S., our franchisees pay us approximately 30% of gross tax return preparation and related service revenues as a franchise royalty. Our franchise arrangements typically include a ten-year term and do not provide for automatic renewal.
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
We are a member of Free File, Inc. We will continue in that status through October 2020, at which time our membership will terminate. This organization was created by the tax return preparation industry and the IRS, and allows qualified filers with an adjusted gross income of $69,000 or less to prepare and file their federal return online at no charge.

H&R Block, Inc. | 2020 Form 10-K	3

VIRTUAL – Virtual income tax return preparation and related services are provided by our tax professionals in three distinct ways. First, we offer a fully assisted experience for consumers called Tax Pro GoSM. Second, Tax Pro ReviewSM is a product for the DIY consumer who wants an expert review before submitting their return. And finally, Online AssistSM is an on-demand service for DIY filers to get their tax questions answered as they complete their return. Our virtual offerings may be accessed through our website at www.hrblock.com or in a mobile application. Virtual tax returns are covered by our 100% accuracy guarantee. Tax Pro GoSM and Tax Pro ReviewSM returns are included in our assisted return counts. Returns in which a DIY client has chosen to use Online AssistSM are included in our DIY return counts.
OTHER OFFERINGS – We also offer U.S. clients a number of additional services, including Refund Transfers (RTs), our Peace of Mind® Extended Service Plan (POM), H&R Block Emerald Prepaid Mastercard® (Emerald Card), H&R Block Emerald Advance® lines of credit (EAs), Tax Identity Shield® (TIS), Refund Advance loans (RAs), and small business financial solutions. For our Canadian clients we also offer POM, H&R Block Instant RefundTM, H&R Block Pay With Refund®, and small business financial solutions.
Refund Transfers. RTs enable clients to receive their tax refunds by their chosen method of disbursement and include a feature enabling clients to deduct tax preparation and service fees from their tax refunds. Depending on circumstances, clients may choose to receive their RT proceeds by a load to their Emerald Card, by receiving a check or by direct deposit to an existing account. RTs are available to U.S. clients and are frequently obtained by those who (1) do not have bank accounts into which the IRS can direct deposit their refunds; (2) like the convenience and benefits of a temporary account for receipt of their refund; and/or (3) prefer to have their tax preparation fees paid directly out of their refunds. RTs are offered through our relationship with Axos. We offer a similar program to our Canadian clients through a Canadian chartered bank, referred to as H&R Block Pay With Refund®.
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
Tax Identity Shield®. Our TIS program offers clients assistance in helping protect their tax identity and access to services to help restore their tax identity, if necessary. Protection services include a daily scan of the dark web for personal information, a monthly scan for social security number in credit header data, notifying clients if their information is detected on a tax return filed through H&R Block, and obtaining additional IRS identity protections when eligible.
Refund Advance Loans. RAs are interest-free loans offered by Axos, which are available to eligible U.S. assisted clients in company-owned and participating franchise locations. In tax season 2020, RAs were offered in amounts of $250, $500, $750, $1,250 and $3,500, based on client eligibility as determined by Axos.
H&R Block Instant RefundTM. Our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), for a fee. The fee charged for this service is mandated by federal legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund amount is then sent by the CRA directly to us.

4	2020 Form 10-K | H&R Block, Inc.

Small Business Financial Solutions. We also offer small business financial solutions through our company-owned or franchise offices and online through Wave. Fees are earned from providing payment processing, payroll services, and bookkeeping services.
SEASONALITY OF BUSINESS – Because the majority of our clients file their tax returns during the period from February through April in a typical year, a substantial majority of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through the first three quarters of our fiscal year. As a result of the COVID-19 pandemic, on March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020. Substantially all U.S. states with an April 15 individual state income tax filing requirement similarly extended their respective deadlines. In Canada, the deadline for individuals to file was extended to June 1, 2020. These extensions have impacted the typical seasonality of our business and the comparability of our financial results. Consequently, a portion of revenues and expenses that would have normally been recognized in our fourth quarter of fiscal year 2020 is expected to shift to the first quarter of fiscal year 2021, however, due to our modified operating model, office closures, and competitive pressures, we may not recover all tax returns we lost in the fourth quarter in our first quarter.
COMPETITIVE CONDITIONS – We provide assisted, DIY, and virtual tax preparation services and products, as well as small business financial solutions, and face substantial competition in and across each category. There are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services, and we face significant competition from independent tax preparers and certified public accountants. Many tax return preparation firms are involved in providing RTs and RAs or similar services to the public. Tax return preparation firms are highly competitive with regard to price and service, and many firms offer services that may include preparation of tax returns at no charge.
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

H&R Block, Inc. | 2020 Form 10-K	5

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
State Regulations. Certain states have privacy laws and regulations in addition to the U.S. federal regulations described above. For example, the State of California has adopted the California Consumer Privacy Act (CCPA) which became effective January 1, 2020. Subject to certain exceptions, the CCPA imposes new requirements on how businesses collect, process,manage, and retain certain personal information of California residents and provides California residents with various rights regarding personal information collected by a business. Several other states have proposed and may adopt their own, different consumer privacy laws. All states have passed data security breach notice laws which may require notice to impacted individuals and others if there is unauthorized access to certain sensitive personal information. Several states require income tax return preparers to, among other things, register as a return preparer and comply with certain registration requirements such as testing and continuing education. State regulations may also subject income tax return preparers to accuracy-related penalties in connection with the preparation of income tax returns, and may prohibit preparers from continuing to act as income tax return preparers if they engage in specified misconduct. Certain states have regulations and requirements relating to offering income tax courses. These requirements may include licensing, bonding and certain restrictions on advertising.
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

6	2020 Form 10-K | H&R Block, Inc.

EMPLOYEES
We had approximately 3,500 regular full-time employees as of April 30, 2020. Our business is dependent on the availability of a seasonal workforce, including tax professionals, and our ability to hire, train, and supervise these employees. The highest number of persons we employed during the fiscal year ended April 30, 2020, including seasonal employees, was approximately 80,500.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name, age	Current position	Business experience since May 1, 2015
Jeffrey J. Jones II, age 52	President and Chief Executive Officer
President and Chief Executive Officer since October 2017; President and Chief Executive Officer-Designate from August 2017 to October 2017; President of Ridesharing at Uber Technologies, Inc. from October 2016 until March 2017; Executive Vice President and Chief Marketing Officer of Target Corporation from April 2012 until September 2016.

Tony G. Bowen, age 45	Chief Financial Officer	Chief Financial Officer since May 2016; Vice President, U.S. Tax Services Finance from May 2013 through April 2016.
Kellie J. Logerwell, age 50	Chief Accounting Officer	Chief Accounting Officer since July 2016; Vice President of Corporate and Field Accounting from December 2014 until July 2016; Assistant Controller from December 2010 until December 2014.
Thomas A. Gerke, age 64	General Counsel and Chief Administrative Officer
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

Karen Orosco, age 49	Senior Vice President, U.S. Retail	Senior Vice President, U.S. Retail since May 2016; Vice President of Retail Operations from May 2011 until May 2016.
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

H&R Block, Inc. | 2020 Form 10-K	7

and have delegated certain activities related to the oversight of risk management to the Company's enterprise risk management team and the Enterprise Risk Committee, which is comprised of Vice Presidents of major business and control functions and members of the Enterprise Risk Management team. The Company’s enterprise risk management team, working in coordination with the Enterprise Risk Committee, is responsible for identifying and monitoring risk exposures and related mitigation and leading the continued development of our risk management policies and practices.
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
RISKS RELATING TO CONTINUING OPERATIONS
Our financial condition and results of operations have been, and may continue to be, adversely affected by the recent COVID-19 pandemic, and may be impacted by a resurgence of COVID-19 or a future outbreak of another highly infectious or contagious disease.
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. To date, this outbreak, which has surfaced in nearly all regions around the world, including all jurisdictions where the Company operates, and preventative measures taken to contain or mitigate the outbreak, have caused and are continuing to cause, business slowdowns or shutdowns in affected areas and disruption in the financial markets. Globally, governments have taken a variety of actions to contain the spread of COVID-19, including prohibitions on congregating in groups, business closure orders, shelter-in-place orders, or other similar measures.
In the U.S., state, county, and municipal jurisdictions in which we operate issued, and continue to issue, a high volume of emergency orders intended to contain the spread of COVID-19, which imposed various restrictions on our business, including capacity and other operational limitations, social distancing requirements, and in limited instances required us to close certain offices. The requirements of the various emergency orders often differ and, even where similar, may be interpreted and applied inconsistently from jurisdiction to jurisdiction. Our current or future operations, policies, and practices may be determined to be inconsistent with those requirements, interpretations, or applications in certain jurisdictions.
We took a variety of actions to address the impacts of the COVID-19 pandemic on our business, including implementing our crisis response process, initiating other efforts to facilitate compliance with the various emergency orders (while maintaining continuity of operations as much as practicable), and implementing certain initiatives designed to slow and/or reduce the impact of COVID-19 and to meet the health and safety needs of our clients, associates, and franchisees. Though we were able to continue to provide a reduced number of in-person appointments, in late March 2020 we implemented operational changes across our U.S. assisted locations to increase the number of clients who drop off their documents and approve online. While this allowed clients to obtain professional assisted tax preparation from a tax office with minimal in-person interactions, these changes, along with the extension of the tax season described below, adversely impacted the Company’s results of operations, financial condition, and cash flows for the fiscal year ended April 30, 2020.
Notwithstanding the above-described efforts and our attempts to comply with COVID-19-related requirements, there is no certainty that we will be able to consistently do so or that the measures we have implemented, or implement in the future, will be sufficient to mitigate the risks posed by the virus. Alleged failures in this regard could result in additional negative impacts, including regulatory investigations, claims, legal actions, harm to our reputation and brands, fines, penalties, and other damages.
The extent to which the COVID-19 pandemic impacts our business, operations, and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict, including COVID-19 orders that continue for indefinite periods, modifications to orders resulting in more stringent requirements, or increased regulations regarding workplace conditions and benefits. Establishing systems and processes, or making changes to our existing policies, to achieve compliance with any of these, or other, complex and evolving requirements may increase our costs or restrict our business operations. In addition, the unprecedented nature of the COVID-19 pandemic makes it difficult to predict how the demand for our services will be affected. It is unclear how quickly or if clients will

8	2020 Form 10-K | H&R Block, Inc.

return to our offices to file during the remainder of tax season 2020 and in future years, which may be a function of continued concerns over safety or a permanent shift by consumers to DIY or virtual tax preparation methods. We may make changes in our operations to react to, or in anticipation of, such a shift in consumer behaviors, but such changes may not be successful in retaining current clients or attracting new clients to our brand.
The further spread of COVID-19 or a new global or national outbreak, the requirements to take action to help limit the spread of illness, and the other risks described above may further impact our ability to carry out our business and may materially adversely impact global economic conditions, our business, results of operations, cash flows, and financial condition.
Our access to liquidity may be negatively impacted by disruptions in credit markets due to COVID-19 or otherwise, by downgraded credit ratings, or by our failure to meet certain covenants. Our funding costs could increase, further impacting earnings.
We need liquidity to meet our working capital requirements, to service debt obligations including refinancing of maturing obligations, and for general corporate purposes. Our access to and the cost of liquidity could be negatively impacted by the COVID-19 pandemic, in the event of credit rating downgrades, or due to our failure to meet financial covenants. On March 26, 2020, we drew down the full $2.0 billion available under our CLOC to increase our cash position and maximize flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic. The increase in the amount borrowed under the CLOC led to increased interest expense for the fiscal year ended April 30, 2020, which will remain elevated until such amounts are repaid. In addition, $650 million in principal of our Senior Notes are due in October 2020. Additional events may occur which could increase our need for liquidity above current levels. We may need to obtain additional sources of funding to meet these liquidity needs, which may not be available or may only be available under unfavorable terms. In addition, if rating agencies downgrade our credit rating, the cost of debt under our existing financing arrangements, as well as future financing arrangements, could increase and capital market access could decrease or become unavailable.
Our CLOC is subject to various covenants, and, as of April 30, 2020, we were not in compliance with the debt-to-EBITDA ratio covenant due to the impacts of the COVID-19 pandemic described above. Though the lenders under the CLOC waived non-compliance with this covenant as of April 30, 2020, there is no guarantee that they would waive any future covenant violations. If we violate this or other covenants in the CLOC in the future and are unable to obtain a waiver from our lenders, our debt under the CLOC would be in default and could be accelerated by our lenders. An acceleration of the indebtedness under the CLOC would cause a cross default under the indenture governing our Senior Notes. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.
The impacts of the COVID-19 pandemic, including a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets remain unknown. If current sources of liquidity were to become unavailable, we would need to obtain additional sources of funding, which may not be available or may only be available under less favorable terms. This could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Changes in applicable tax laws have had, and may in the future have, a negative impact on the demand for and pricing of our services, adversely affecting our business and our consolidated financial position, results of operations, and cash flows.
The U.S. government has in the past made, and may in the future make, changes to the individual income tax provisions of the Internal Revenue Code, tax regulations, and the rules and procedures for implementing such laws and regulations. In addition, taxing authorities in various state, local, and foreign jurisdictions in which we operate may change the income tax laws in their respective jurisdictions. As a result of the COVID-19 pandemic, on March 21, 2020, the U.S. Department of the Treasury (Treasury) and the IRS announced that the federal tax filing deadline for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020, and substantially all U.S. states with an April 15 individual state income tax filing requirement extended their respective deadlines. In Canada, the deadline for individuals to file was extended to June 1, 2020. These delays negatively impacted the demand for our services in our fiscal year ended April 30, 2020, resulting in a substantial decrease in the number of tax returns prepared by or through H&R Block, impacting our revenue, cash flows, and earnings for the fiscal year ended April 30, 2020. Treasury, the IRS, and state or foreign officials may determine to further extend tax deadlines or take other actions, which could have

H&R Block, Inc. | 2020 Form 10-K	9

an additional material adverse effect on our business and our consolidated financial position, results of operations, and cash flows in future years.
It is difficult to predict the manner in which future changes to the Internal Revenue Code, tax regulations, and the rules and procedures for implementing such laws and regulations, and state, local, and foreign tax laws may impact us and the tax return preparation industry. Such future changes could decrease the demand or the amount we charge for our services, and, in turn, have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
There are various other initiatives from time to time seeking to modify the Internal Revenue Code or otherwise simplify tax return preparation. In addition, taxing authorities in various state, local, and foreign jurisdictions in which we operate have also introduced measures seeking to simplify or otherwise modify the preparation and filing of tax returns in their respective jurisdictions. The adoption or expansion of any measures that significantly simplify tax return preparation, or otherwise reduce the need for third-party tax return preparation services could reduce demand for our services and products and could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
Increased competition for tax preparation and small business clients could adversely affect our current market share and profitability. Offers of free services or products could adversely affect our revenues and profitability.
We provide assisted, DIY, and virtual tax preparation services and products and face substantial competition throughout our businesses. All categories in the tax return preparation industry are highly competitive and additional competitors have entered, and in the future may enter, the market to provide tax preparation services or products. In the assisted tax services category, there are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Commercial tax return preparers are highly competitive with regard to price and service. In the DIY and virtual categories, options include various forms of digital electronic assistance, including online and mobile applications, and desktop software, all of which we offer. Our DIY and virtual services and products compete with a number of online and software companies, primarily on price and functionality. Individual tax filers may elect to change their tax preparation method, choosing from among various assisted, DIY, and virtual offerings, and technology increasingly makes switching among tax preparers and tax preparation methods easier for those consumers. In addition, as discussed above, the COVID-19 pandemic may increase the number of taxpayers switching from assisted tax preparation to DIY or virtual methods.
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
Additionally, we and many other tax return preparation firms compete by offering one or more of RTs, prepaid cards, RAs, other financial services and products, and other tax-related services and products, many of which are subject to regulatory scrutiny, litigation, and other risks. We can make no assurances that we will be able to offer, or continue to offer, all of these services and products and a failure to do so could negatively impact our financial results and ability to compete. Intense competition could result in a reduction of our market share, lower revenues, lower margins, and lower profitability. In addition, Wave faces intense competition with its small business financial solutions. Wave may be unsuccessful in competing with other providers, which may diminish our revenue and profitability, and harm our ability to acquire and retain clients.
U.S. federal, state and foreign governmental authorities in certain jurisdictions in which we operate currently offer, or facilitate the offering of, tax return preparation and electronic filing options to taxpayers at no charge, and certain volunteer organizations also prepare tax returns at no charge for low-income taxpayers. In addition, many of our competitors offer certain tax preparation services and products, and other financial services and products, at no charge. In order to compete, we have offered certain, and may in the future offer additional, services and products at no charge. There can be no assurance that we will be able to attract clients or effectively ensure the migration of clients from our free offerings to those for which we receive fees, and clients who have formerly paid for our offerings

10	2020 Form 10-K | H&R Block, Inc.

may elect to use free offerings instead. These competitive factors may diminish our revenue and profitability, or harm our ability to acquire and retain clients.
Government tax authorities, volunteer organizations, our competitors, and potential new market entrants may also elect to implement or expand free offerings in the future. Free File, Inc., which operates under an agreement that expires in October 2021, is currently the sole means through which the IRS offers DIY tax software to taxpayers, however the IRS is not prohibited from offering competing services. In addition, from time to time, U.S. federal and state governments have considered various proposals through which the respective governmental taxing authorities would use taxpayer information provided by employers, financial institutions, and other payers to "pre-populate," prepare and calculate tax returns and distribute them to taxpayers. Under this approach, the taxpayer could then review and contest the return or sign and return it, reducing the need for third-party tax return preparation services and the demand for our services and products. There are various initiatives from time to time seeking to expedite refunds, which could reduce the demand for RTs. In addition, the IRS has in the past explored the possibility of allowing taxpayers to allocate a portion of their tax refunds to pay tax preparation fees, but the IRS has not advanced this initiative.
We believe that governmental encroachment at both the U.S. federal and state levels, as well as comparable government levels in foreign jurisdictions in which we operate, could present a continued competitive threat to our business for the foreseeable future, which in turn could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flow.
Compliance with the complex and evolving laws, regulations, standards, and contractual requirements regarding privacy and data protection could require changes in our business practices and increase costs of operation; failure to comply could result in significant claims, fines, penalties, and damages.
In the course of our business, we collect, use, and retain large amounts of personal information and data from our clients, including tax return information, financial product and service information, and social security numbers. In addition, we collect, use, and retain personal information and data of our employees in the ordinary course of our business.
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
Numerous jurisdictions have passed, and may in the future pass, new laws related to the use and retention of consumer or employee information and this area continues to be an area of interest for U.S. federal, state, and foreign governmental authorities. For example, the State of California adopted the CCPA, which became effective January 1, 2020. Subject to certain exceptions, the CCPA imposes new requirements on how businesses collect, process, manage, and retain certain personal information of California residents and provides California residents with various rights regarding personal information collected by a business. Several other states have proposed and may adopt their own, different privacy laws. These laws may contain different requirements or may be interpreted and applied inconsistently from jurisdiction to jurisdiction. Our current privacy and data protection policies and practices may not be consistent with all of those requirements, interpretations, or applications. In addition, changes in U.S. federal and state regulatory requirements, as well as requirements imposed by governmental authorities in foreign jurisdictions in which we operate, could result in more stringent requirements and in a need to change business practices, including the types of information we can use and the manner in which we can use such information. Establishing systems and processes, or making changes to our existing policies, to achieve compliance with these complex and evolving requirements may increase our costs or limit our ability to pursue certain business opportunities. There can be no assurance that we will successfully comply in all cases, which could result in regulatory investigations, claims, legal actions, harm to our reputation and brands, fines, penalties, and other damages.

H&R Block, Inc. | 2020 Form 10-K	11

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
We offer a range of services and products to our clients, including assisted, DIY, and virtual tax return preparation solutions, financial services and products, and small business financial solutions through our company-owned or franchise offices and online through Wave. Due to the nature of these services and products, we use multiple digital technologies to collect, transmit, and store high volumes of client personal information. We also collect, use, and retain other sensitive, nonpublic information, such as employee social security numbers, healthcare information, and payroll information, as well as confidential, nonpublic business information. Certain third parties and vendors have access to personal information to help deliver client benefits, services and products, or may host certain of our and our clients’ sensitive and personal information and data. Information security risks continue to increase due in part to the increased adoption of and reliance upon digital technologies by companies and consumers. Our risk and exposure to these matters remain heightened due to a variety of factors including, among other things, the evolving nature of these threats and related regulation, the increased activity and sophistication of nation states, organized crime, cyber criminals, and hackers, the prominence of our brand, our and our franchisees' extensive office footprint, our plans to continue to implement strategies for our online and mobile applications and our desktop software, our use of third-party vendors, and the increasing usage of remote working arrangements by our associates, franchisees, and third-party vendors, which has significantly expanded due to the COVID-19 pandemic.
Cybersecurity risks may result from fraud or malice (a cyberattack), human error, or accidental technological failure. Cyberattacks are designed to electronically circumvent network security for malicious purposes such as unlawfully obtaining personal information, disrupting our ability to offer services, damaging our brand and reputation, stealing our intellectual property, or advancing social or political agendas. We face a variety of cyberattack threats including computer viruses, malicious codes, worms, phishing attacks, social engineering, denial of service attacks, ransomware, and other sophisticated attacks.
Although we use security and business controls to limit access to and use of personal information and expend significant resources to maintain multiple levels of protection in order to address or otherwise mitigate the risk of a security breach, such measures cannot provide absolute security. We regularly test our systems to discover and address potential vulnerabilities, and we rely on training and testing of our employees regarding heightened phishing and social engineering threats. We also conduct certain background checks on our employees, as allowed by law, and limit access to systems and data. Due to the structure of our business model, we also rely on our franchisees and other private and governmental third parties to maintain secure systems and respond to cybersecurity risks. Where appropriate, we impose certain requirements and controls on these third parties, but it is possible that they may not appropriately employ these controls or that such controls (or their own separate requirements and controls) may be insufficient to protect personal information. Cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for us. As risks and regulations continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Notwithstanding these efforts, there can be no assurance that a security breach, intrusion, or loss or theft of personal information will not occur. In addition, the techniques used to obtain unauthorized access change frequently, become more sophisticated, and are often difficult to detect until after a successful attack, causing us to be unable to anticipate these techniques or implement adequate preventive measures in all cases. Although we generally seek to maintain insurance from time to time that might mitigate some of our damages in the event of a significant security breach or cyberattack, we would still be exposed to damages in the amounts of our deductibles, retentions, and for losses outside of the scope of our policies (e.g., reputational harm). Furthermore, insurance against cybersecurity risks may cease to be available to us in the future or the pricing of such insurance may be prohibitively expensive.
A breach of our security measures or those of our franchisees or third parties on whom we rely, or other fraudulent activity, could result in unauthorized access to personal information of our clients or employees or other sensitive, nonpublic information. If such an event were to occur, it could have serious short- and long-term negative

12	2020 Form 10-K | H&R Block, Inc.

consequences. Unauthorized access to personal information could cause us to determine that it is required or advisable for us to notify affected individuals, regulators, or others under applicable privacy laws and regulations. Security breach remediation could also require us to expend significant resources to assist impacted individuals, repair damaged systems, implement modified information security measures, and maintain client and business relationships. Other consequences could include reduced client demand for our services and products, loss of valuable intellectual property, reduced growth and profitability and negative impacts to future financial results, loss of our ability to deliver one or more services or products (e.g., inability to provide financial services and products or to accept and process client credit card transactions or tax returns), modifying or stopping existing business practices, legal actions, harm to our reputation and brands, fines, penalties, and other damages, and further regulation and oversight by U.S. federal, state, or foreign governmental authorities.
A security breach or other unauthorized access to our systems could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Identity theft or other fraud that impedes our clients' ability to file their tax returns and receive their tax refunds could diminish consumers' perceptions of the security and reliability of our services and products, resulting in negative publicity.
A person with malicious intent could obtain user account and password information from our clients through hacking, phishing, or other means of cyberattack, in order to electronically file fraudulent federal and state tax returns through our systems. Though we offer assistance in the refund recovery process and offer our TIS product to help protect clients, stolen identity refund fraud or other fraud could impede our clients' ability to timely and successfully file their returns and receive their tax refunds, and could diminish consumers' perceptions of the security and reliability of our services and products, resulting in negative publicity, despite there having been no breach in the security of our systems.
Federal, state, and foreign governmental authorities in jurisdictions in which we operate have taken action, and may in the future take additional action, in an attempt to combat identity theft or other fraud, which may require changes to our systems and business practices, that we cannot anticipate. These actions may have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
A number of companies, including some in the tax return preparation industry, have reported instances where criminals gained unauthorized and illegal access to consumer information or user accounts maintained on their systems by using stolen identity information (e.g., email, username, password information, or credit history) obtained from third-party sources. We have experienced, and in the future may continue to experience, this form of unauthorized and illegal access to our systems, despite there having been no breach in the security of our systems. Such events could negatively impact our clients and harm our revenue, results of operations, and reputation. Additionally, if such unauthorized or illegal access occurs, we may be subject to claims and litigation by clients, non-clients, or governmental agencies.
An interruption in our information systems, or those of our franchisees or a third party on which we rely, or an interruption in the internet, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
We, our franchisees, and other third parties involved in our business operations rely heavily upon communications, networks, and information systems and the internet to conduct our business, including third-party internet-based or cloud computing services. These networks, systems, and operations are potentially vulnerable to damage or interruption from upgrades and maintenance, network failure, hardware failure, software failure, power or telecommunications failures, cyberattacks (e.g., through computer viruses and worms, malicious code, phishing attacks, denial of service attacks, information security breaches, or other negative disruptions to the operation of the internet), human error, and natural disasters. As our businesses are seasonal, our systems must be capable of processing high volumes during our peak periods. Therefore, any failure or interruption in our information systems, or information systems of our franchisees or a private or government third party on which we rely, or an interruption in the internet or other critical business capability, could negatively impact our business operations and reputation, and increase our risk of loss.
There can be no assurance that system or internet failures or interruptions in critical business capabilities will not occur, or, if they do occur, that we, our franchisees or the private or governmental third parties on whom we rely, will

H&R Block, Inc. | 2020 Form 10-K	13

adequately address them. The precautionary measures that we have implemented to avoid systems outages and to minimize the effects of any data or communication systems interruptions or failures may not be adequate in all circumstances, and we may not have anticipated or addressed all of the potential events that could threaten or undermine our information systems or other critical business capabilities. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. Our software and computer systems utilize data processing and storage capabilities provided by Microsoft Corporation. If the Microsoft Azure Cloud is unavailable for any reason, it could negatively impact our ability to deliver our services and products and our clients may not be able to access certain of our cloud products or features, any of which could significantly impact our operations, business, and financial results.
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
Tax laws and tax forms are subject to change each year, and the nature and timing of such changes are unpredictable. As a part of our business, we must incorporate any changes to tax laws and tax forms into our tax service and product offerings, including our online and mobile applications and desktop software. The unpredictable nature, timing and effective dates of changes to tax laws and tax forms can result in condensed development cycles for our tax service and product offerings because our clients expect high levels of accuracy and a timely launch of such offerings to prepare and file their taxes by the tax filing deadline and, in turn, receive any tax refund amounts on a timely basis. In addition, governmental authorities regularly change their processes for accepting tax filings and related tax forms. Further, changes in governmental administrations or regulations could result in a delay of the start of the tax season or in further and unanticipated changes in requirements or processes. New or changed governmental regulations and processes that affect how we provide services and products to our clients may require us to make corresponding changes to our client service systems and procedures. Furthermore, unanticipated changes in governmental processes, or newly implemented processes, for (1) accepting tax filings and related forms, including the ability of taxing authorities to accept electronic tax return filings, or (2) distributing tax refunds or other amounts to clients may result in delays in our processing of our clients' tax filings, or delays in tax authorities accepting electronic tax return filings, and, in turn, delay any tax refund or other amounts to which such clients may be entitled. From time to time, we review and enhance our quality controls for preparing accurate tax returns, but there can be no assurance that we

14	2020 Form 10-K | H&R Block, Inc.

will be able to prevent all inaccuracies. Any significant delays in launching our tax service and product offerings, changes in government regulations or processes that affect how we provide such offerings to our clients, or significant problems with such offerings or the manner in which we provide them to our clients may harm our revenue, results of operations, and reputation.
If we encounter development challenges or discover errors in our systems, services or products, we may elect to delay or suspend our offerings. Any major defects or launch delays, or unanticipated changes in governmental processes, or newly implemented processes, for (1) accepting tax filings and related forms, or (2) distributing tax refunds or other amounts to clients may lead to loss of clients and revenue, negative publicity, client and employee dissatisfaction, a deterioration in our business relationships with our franchisees, reduced retailer shelf space and promotions, exposure to litigation, and increased operating expenses, even if any such launch delays or defects are not caused by us. Any of the risks described above could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
Historically, we have contracted, and in the future we will likely continue to contract, with a single vendor or a limited number of vendors to provide certain key services or products for our tax, financial, and other services and products. A few examples of this type of reliance are our relationships with Fidelity National Information Services, Inc. (FIS), for data processing and card production services, our banking partner, for the issuance of RTs, EAs, RAs and Emerald Cards, and Microsoft Corporation, for cloud computing services. In certain instances, we are vulnerable to vendor error, service inefficiencies, service interruptions, or service delays. Our sensitivity to any of these issues may be heightened (1) due to the seasonality of our business, (2) with respect to any vendor that we utilize for the provision of any product or service that has specialized expertise, (3) with respect to any vendor that is a sole or exclusive provider, or (4) with respect to any vendor whose indemnification obligations are limited or that does not have the financial capacity to satisfy its indemnification obligations. Some of our vendors are subject to the oversight of regulatory bodies and, as a result, our product or service offerings may be affected by the actions or decisions of such regulatory bodies. Vendor failures could occur in various ways including (1) vendor error, (2) inability to meet our needs in a timely manner, or (3) termination or delay in the services or products provided by a vendor because the vendor fails to perform adequately, is no longer in business, experiences shortages, or discontinues a certain product or service that we utilize. If our vendors are unable to meet our needs and we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could result in a material and adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
The specialized and highly seasonal nature of our business presents financial risks and operational and human capital challenges, which, if not satisfactorily addressed, could materially affect our business and our consolidated financial position, results of operations, and cash flows.
Our business is highly seasonal, with the substantial portion of our revenue generally earned in the fourth quarter of our fiscal year. The concentration of our revenue-generating activity during this relatively short period presents a

H&R Block, Inc. | 2020 Form 10-K	15

number of challenges for us, including (1) cash and resource management during the first nine months of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season, (2) ensuring compliance with financial covenants under our CLOC, particularly if the timing of our revenue generation deviates from this seasonal period, (3) responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season, (4) disruptions in a tax season, including any pandemics, such as the COVID-19 outbreak, which may disproportionately affect us compared to other companies if they occur during our fiscal fourth quarter, (5) client dissatisfaction issues or negative social media campaigns, which may not be timely discovered or satisfactorily addressed, and (6) ensuring optimal uninterrupted operations and service delivery during the tax season. If we experience significant business disruptions during the tax season or if we are unable to satisfactorily address the challenges described above and related challenges associated with a seasonal business, we could experience a loss, disruption, or change in timing of business, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Our business depends on our ability to attract, develop, motivate, and retain key personnel in a timely manner, including members of our executive team and those in seasonal tax preparation positions or with other required specialized expertise, including technical positions. The market for such personnel is extremely competitive, and there can be no assurance that we will be successful in our efforts to attract and retain the required personnel within necessary timeframes. If we are unable to attract, develop, motivate, and retain key personnel, our business, operations, and financial results could be negatively impacted. In addition, if our costs of labor or related costs increase for other reasons or if new or revised labor laws, rules or regulations are adopted or implemented that impact our seasonal workforce and increase our labor costs, there could be a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
We face legal actions in connection with our various business activities, and current or future legal actions may damage our reputation, impair our product offerings, or result in material liabilities and losses.
We have been named, and from time to time will likely continue to be named, in various legal actions, including arbitrations, class or representative actions, actions or inquiries by state attorneys general and other regulators, and other litigation arising in connection with our various business activities, including relating to our various service and product offerings. For example, we are subject to litigation and have received and are responding to certain governmental inquiries relating to the IRS Free File program. See additional discussion in Item 8, note 13 to the consolidated financial statements. We also grant our franchisees a limited license to use our registered trademarks and, accordingly, there is risk that one or more of the franchisees may be alleged to be controlled by us. Third parties, regulators or courts may seek to hold us responsible for the actions or failures to act by our franchisees. Adverse outcomes related to legal actions could result in substantial damages and could cause our earnings to decline. Negative public opinion could also result from our or our franchisees' actual or alleged conduct in such claims, possibly damaging our reputation, which, in turn, could adversely affect our business prospects and cause the market price of our securities to decline.
The continued payment of dividends on our common stock and repurchases of our common stock are dependent on a number of factors, and future payments and repurchases cannot be assured.
We need liquidity sufficient to fund payments of dividends on our common stock and repurchases of our common stock. In addition, holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments, and our Board of Directors may only authorize the Company to repurchase shares of our common stock with funds legally available for such repurchases. The payment of future dividends and future repurchases will depend upon our earnings, economic conditions, liquidity and capital requirements, and other factors, including our debt leverage. Even if we have sufficient resources to pay dividends and to repurchase shares of our common stock, the Board of Directors may determine to use such resources to fund other Company initiatives. Accordingly, we cannot make any assurance that future dividends will be paid, or future repurchases will be made, at levels comparable to our historical practices, if at all. In addition, payments of dividends negatively impact net worth. Due to the seasonal nature of our business and the fact that our business is not asset-intensive, we have had, and are likely to continue to have, a negative net worth under U.S. generally accepted accounting principles (GAAP) at various times throughout the year. Therefore, the payment of dividends or stock repurchases at such times would cause us to further increase that GAAP negative net worth.

16	2020 Form 10-K | H&R Block, Inc.

Our businesses may be adversely affected by difficult economic conditions and high unemployment levels, including those resulting from the COVID-19 pandemic.
Given that the COVID-19 pandemic has caused a significant economic slowdown, it appears increasingly likely that it could cause a global recession, which could be of an unknown duration. Difficult economic conditions are frequently characterized by high unemployment levels and declining consumer and business spending. The COVID-19 pandemic has resulted in increased levels of unemployment globally, which may be sustained. These poor economic conditions may negatively affect demand and pricing for our services and products. In the event of difficult economic conditions that include high unemployment levels, especially within the client segments we serve, clients may elect not to file tax returns or utilize lower cost preparation and filing alternatives.
In addition, difficult economic conditions may disproportionately impact small business owners. Wave’s revenues have been negatively impacted, and may continue to be negatively impacted if there is a sustained economic slowdown or recession as a result of the pandemic. Difficult economic conditions, including an economic recession resulting from the COVID-19 pandemic, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
Despite our efforts to protect our intellectual property and proprietary information, we may be unable to do so effectively in all cases. Our intellectual property could be wrongfully acquired as a result of a cyberattack, other wrongful conduct by employees or third parties, or human error. To the extent that our intellectual property is not protected effectively by trademarks, copyrights, patents, or other means, other parties with knowledge of our intellectual property, including former employees, may seek to exploit our intellectual property for their own or others' advantage. Competitors may also misappropriate our trademarks, copyrights or other intellectual property rights or duplicate our technology and products. Any significant impairment or misappropriation of our intellectual property or proprietary information could harm our business and our brand, and may adversely affect our ability to compete.
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
We have international operations, including tax preparation businesses in Canada and Australia, technology centers in India and Ireland, and Wave in Canada. We may consider expansion opportunities in additional countries in the

H&R Block, Inc. | 2020 Form 10-K	17

future and there is uncertainty about our ability to generate revenues from new or emerging foreign operations and expand into other international markets. Additionally, there are risks inherent in doing business internationally, including: (1) changes in trade regulations; (2) difficulties in managing foreign operations as a result of distance, language, and cultural differences; (3) profit repatriation restrictions, and fluctuations in foreign currency exchange rates; (4) geopolitical events, including acts of war and terrorism, and economic and political instability; (5) compliance with U.S. laws such as the Foreign Corrupt Practices Act and other applicable foreign anti-corruption laws; (6) compliance with U.S. and international laws and regulations, including those concerning privacy, and data protection and retention; and (7) risks related to other government regulation or required compliance with local laws. These risks inherent in our international operations and expansion could increase our costs of doing business internationally and could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
In addition, we prepare U.S. federal and state tax returns for taxpayers residing in foreign jurisdictions, including the European Union (EU), and we operate and have franchisees who operate in foreign jurisdictions. As a result, certain aspects of our operations are subject, or may in the future become subject, to the laws, regulations, and policies of those jurisdictions that regulate the collection, use, and transfer of personal information, which may be more stringent than those of the U.S. For example, in May 2018, the EU implemented a privacy and data protection regulation, referred to as the General Data Protection Regulation.
Costs for us to comply with such laws, regulations, and policies that are applicable to us could be significant.  We may also face audits or investigations by one or more foreign government agencies relating to these laws, regulations, and policies that could result in the imposition of penalties or fines.
Changes in tax laws or regulations, or in the interpretations of tax laws or regulations, could materially affect our financial condition, cash flows, and operating results.
As a multinational corporation, we are subject to taxes in the U.S. and numerous foreign jurisdictions where our subsidiaries are organized and conduct their operations. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. The amount of tax due in various jurisdictions may change significantly as a result of political or economic factors beyond our control, including changes to tax laws or new interpretations of existing laws that are inconsistent with previous interpretations or positions taken by taxing authorities on which we have relied. For example, in 2017, the U.S. government enacted the Tax Cuts and Jobs Act (Tax Legislation), which made broad and complex changes to the U.S. tax code. Given the lack of regulatory guidance regarding the Tax Legislation, regulatory interpretations that differ from our existing interpretations of the Tax Legislation could materially affect our effective tax rates or value of deferred tax assets and liabilities. More recently, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020 as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable payroll tax credits, deferment of certain tax payments, and modifications to the net interest deduction limitations. We are currently evaluating the impact of the CARES Act and expect additional regulations, interpretations, and rulings may be forthcoming that could further impact our consolidated financial statements. In addition, legislatures and taxing authorities in jurisdictions in which we operate may propose additional changes to their tax rules in response to COVID-19. The impact of these potential new rules could be material.
In addition, projects undertaken by international organizations may change international tax norms relating to each country’s jurisdiction to tax cross-border international trade. Given the unpredictability of these and other possible changes to tax laws and related regulations, it is difficult to assess the overall effect of such potential changes, but any such changes could, if adopted and applicable to us, adversely impact our effective tax rates and other tax liabilities.
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

18	2020 Form 10-K | H&R Block, Inc.

RISKS RELATING TO DISCONTINUED OPERATIONS
Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC) is subject to litigation and other claims, including potential contingent losses related to securitization transactions in which SCC participated, which may result in significant financial losses.
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
In most of the securitization transactions in which SCC participated, SCC agreed, subject to certain conditions and limitations, to indemnify contracting parties, including underwriters, depositors, or securitization trustees for certain losses and expenses that such parties may incur as a result of certain claims made against them relating to loans originated by SCC, including certain legal expenses they may incur in their defense of such claims.
Some underwriters, depositors, and securitization trustees are, or have been, defendants in lawsuits, threatened lawsuits, and settlements related to securitization transactions in which SCC participated. A variety of claims are alleged in these matters, including violations of U.S. federal and state securities law and common law fraud based on alleged materially inaccurate or misleading disclosures, that originators, depositors, securitization trustees, servicers, or other parties breached their representations and warranties or otherwise failed to fulfill their obligations, or that securitization trustees violated statutory requirements by failing to properly protect the certificate holders’ interests. SCC has received notices of claims for indemnification or potential indemnification obligations relating to such matters. Certain of the notices received included, and future notices may include, a reservation of rights to assert claims for

H&R Block, Inc. | 2020 Form 10-K	19

contribution, which are referred to herein as "contribution claims." Contribution claims may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. These indemnification and contribution claims are frequently not subject to a contractual term or limit. Additional lawsuits against parties to the securitization transactions may be filed in the future, and SCC may receive additional notices of claims for indemnification, contribution, or similar obligations with respect to existing or new lawsuits or settlements of such lawsuits or other claims.
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
We have not concluded that a loss related to these matters is probable, nor have we accrued a liability for these claims as of April 30, 2020. However, if SCC were required to pay material amounts with respect to these matters, it could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows, as SCC's financial condition, results of operations, and cash flows are included in our consolidated financial statements. See Item 8, note 13 to the consolidated financial statements for additional information.
H&R Block guaranteed the payment of certain limited claims against SCC.
SCC has been subject to representation and warranty claims by counterparties to SCC whole loan sales and securitization transactions, including certificate holders, securitization trustees, and subsequent purchasers of whole loans. In certain limited circumstances, H&R Block guaranteed payment if claims are successfully asserted by such counterparties.
In addition, as is customary in divestiture transactions, H&R Block guaranteed the payment of any indemnification claims from the purchaser of SCC's servicing business, including claims relating to pre-closing services (closing occurred in 2008).
We could be subject to claims by the creditors of SCC.
As discussed above, SCC is subject to representation and warranty claims, indemnification and contribution claims, and other claims and litigation related to its past sales and securitizations of mortgage loans. Additional claims and litigation may be asserted in the future. If the amount that SCC is ultimately required to pay with respect to these claims and litigation, together with related administration and legal expense, exceeds its net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants have also attempted, and may in the future attempt, to assert claims or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of April 30, 2020, total approximately $276 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. In addition, in certain limited instances, H&R Block guaranteed amounts as outlined in the above risk factor.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Most of our tax offices are operated under leases throughout the U.S., Canada and Australia.
We own our corporate headquarters, which is located in Kansas City, Missouri. Our Canadian executive offices are located in a leased office in Calgary, Alberta. Our Australian executive offices are located in a leased office in Thornleigh, New South Wales. Wave's headquarters are located in a leased office in Toronto, Ontario.
All current leased and owned facilities are in reasonably good repair and adequate to meet our needs.

20	2020 Form 10-K | H&R Block, Inc.

ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Item 8, note 13 to the consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS – H&R Block's common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On May 29, 2020, there were 14,915 shareholders of record and the closing stock price on the NYSE was $17.00 per share.
DIVIDENDS – Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER – A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2020 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May be Purchased Under the Plans or Programs (2)
February 1 – February 29	1	$20.67	—	$751,837
March 1 – March 31	—	$—	—	$751,837
April 1 – April 30	—	$—	—	$751,837
	1	$20.70	—

(1)	We purchased approximately 1 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.

(2)
In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. In June 2019, our Board of Directors extended the share repurchase program through June 2022.

H&R Block, Inc. | 2020 Form 10-K	21

PERFORMANCE GRAPH – The following graph compares the cumulative five-year total return provided to shareholders on H&R Block, Inc.'s common stock relative to the cumulative total returns of the S&P 500 index and a selected peer group. The peer group used is based on companies with similar market capitalization or public companies in the tax return preparation industry.
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on April 30, 2015, and its relative performance is tracked through April 30, 2020.

Note:
The peer group includes the following companies: Intuit Inc., Blucora, Inc., Liberty Tax, Inc., ICF International, Inc., CBIZ, Inc., Resources Connection, Inc., Willis Towers Watson PLC, Navigant Consulting, Inc., and Huron Consulting Group Inc.

22	2020 Form 10-K | H&R Block, Inc.

ITEM 6. SELECTED FINANCIAL DATA
We derived the selected financial data presented below from our audited consolidated financial statements as of and for each of the five annual periods ending April 30, 2020. Results of operations of fiscal years 2020 and 2019 are presented in Item 7. The data set forth below should be read in conjunction with Item 7 and the consolidated financial statements in Item 8. We adopted Accounting Standards Update No. 2016-02, “Leases” (ASU 2016-02) on May 1, 2019, and as of April 30, 2020, we recorded operating lease assets of $494.8 million and operating lease liabilities of $508.1 million on our consolidated balance sheet. See Item 8, note 1 to the consolidated financial statements for details on the adoption of ASU 2016-02. During the fourth quarter of fiscal year 2020, we drew the full amount of our $2.0 billion CLOC, which remained outstanding as of April 30, 2020. See Item 8, note 9 to the consolidated financial statements for details on the impact of the Tax Legislation in fiscal year 2018.

(in 000s, except per share amounts)
April 30,	2020	2019	2018	2017	2016
Revenues	$2,639,720	$3,094,881	$3,159,931	$3,036,314	$3,038,153
Net income from continuing operations	6,156	445,256	626,909	420,917	383,553
Net income (loss)	(7,526)	422,509	613,149	408,945	374,267
Basic earnings (loss) per share:
Net income from continuing operations	$0.03	$2.16	$2.99	$1.97	$1.54
Net income (loss)	(0.04)	2.05	2.93	1.92	1.50
Diluted earnings (loss) per share:
Net income from continuing operations	$0.03	$2.15	$2.98	$1.96	$1.53
Net income (loss)	(0.04)	2.04	2.91	1.91	1.49
Total assets	$5,112,047	$3,299,945	$3,140,949	$2,694,108	$2,847,225
Long-term debt (1)	3,495,257	1,492,629	1,495,635	1,493,998	1,492,201
Stockholders’ equity (deficiency)	71,041	541,527	393,711	(60,883)	23,103
Shares outstanding	192,475	201,959	209,254	207,171	220,517
Dividends per share	$1.04	$1.00	$0.96	$0.88	$0.80

(1)	Includes current portion of long-term debt.

H&R Block, Inc. | 2020 Form 10-K	23

QUARTERLY FINANCIAL DATA

(Unaudited)	(in 000s, except per share amounts)
	April 30,		January 31,		October 31,		July 31,
	2020	2019	2020	2019	2019	2018	2019	2018
Revenues	$1,809,352	$2,332,443	$519,205	$468,384	$160,801	$148,871	$150,362	$145,183
Income (loss) from continuing operations before taxes (benefit)	642,076	1,134,579	(177,030)	(158,664)	(261,306)	(231,990)	(207,114)	(198,765)
Net income (loss) from continuing operations	463,460	884,769	(128,026)	(119,779)	(183,554)	(170,937)	(145,724)	(148,797)
Net loss from discontinued operations	(3,057)	(6,860)	(1,657)	(6,675)	(4,445)	(5,339)	(4,523)	(3,873)
Net income (loss)	460,403	877,909	(129,683)	(126,454)	(187,999)	(176,276)	(150,247)	(152,670)
Basic earnings (loss) per share:
Continuing operations	$2.40	$4.36	$(0.66)	$(0.58)	$(0.93)	$(0.83)	$(0.72)	$(0.72)
Consolidated	$2.39	$4.32	$(0.67)	$(0.62)	$(0.95)	$(0.86)	$(0.74)	$(0.74)
Diluted earnings (loss) per share:
Continuing operations	$2.39	$4.32	$(0.66)	$(0.58)	$(0.93)	$(0.83)	$(0.72)	$(0.72)
Consolidated	$2.37	$4.29	$(0.67)	$(0.62)	$(0.95)	$(0.86)	$(0.74)	$(0.74)
Dividends paid per share	$0.26	$0.25	$0.26	$0.25	$0.26	$0.25	$0.26	$0.25

Because the majority of our clients file their tax returns during the period from February through April in a typical year, a substantial majority of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through the first three quarters of our fiscal year. As a result of the COVID-19 pandemic, on March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020. Substantially all U.S. states with an April 15 individual state income tax filing requirement similarly extended their respective deadlines. In Canada, the deadline for individuals to file was extended to June 1, 2020. These extensions have impacted the typical seasonality of our business and the comparability of our financial results for the fourth quarter.
The accumulation of four quarters in fiscal years 2020 and 2019 for earnings per share may not equal the related per share amounts for the years ended April 30, 2020 and 2019 due to the timing of the exercise of stock options and lapse of certain restrictions on nonvested shares and share units and deferred stock units and the antidilutive effect of stock options and nonvested shares and share units in periods which report a loss.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL OVERVIEW
As a result of the COVID-19 pandemic, on March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020, and substantially all U.S. states with an April 15 individual state income tax filing requirement similarly extended their respective deadlines. In Canada, the deadline for individuals to file was extended to June 1, 2020. In addition, governments around the world have taken a variety of actions to contain the spread of COVID-19. Jurisdictions in which we operate imposed, and continue to impose, various restrictions on our business, including capacity and other operational limitations, social distancing requirements, and in limited instances required us to close certain offices. One of our top priorities has been providing for the health and safety of our clients, associates, and franchisees, while still providing taxpayers access to help in getting their refunds during this difficult economic time. These events have impacted the typical seasonality of our business and the comparability of our financial results. Consequently, a portion of revenues and expenses that would have normally been recognized in our fourth quarter of fiscal year 2020 is expected to shift to the first quarter of fiscal year 2021,

24	2020 Form 10-K | H&R Block, Inc.

however, due to our modified operating model, office closures, and competitive pressures, we may not recover all tax returns we lost in the fourth quarter in our first quarter.
We have been navigating the ever-changing landscape of the various state and local orders regarding whether our offices could stay open and how we could help our clients. We evaluated these orders on an individual basis, which at its peak resulted in nearly 20% of our office network closing to the public. In the offices that remained open, we made changes to our operating model to encourage or require clients to drop off their documents and approve online, complete virtually by uploading their documents and approve online or in-office with social distancing guidelines.
As we continue to finish out this tax season in our first quarter of fiscal year 2021 we have more offices open, increased office hours, more tax professionals, and more marketing costs than we would typically have in the first quarter. In addition, with the $2.0 billion draw on our CLOC, we will incur additional interest expense in fiscal year 2021.
In the United States, the U.S. government enacted the CARES Act on March 27, 2020. We continue to evaluate the impacts the CARES Act and other global COVID-19 relief legislation could have on our operating results, cash flows and financial condition.
A summary of our fiscal year 2020 results is as follows:

▪	Revenues decreased $455.2 million, or 14.7%, compared to the prior year, primarily as a result of the extension of the tax filing season due to the COVID-19 pandemic.

▪
Operating expenses increased $83.5 million, or 3.4%, primarily due to an impairment of goodwill, coupled with higher credit card and bank charges, higher legal fees and consulting costs. These increases were partially offset by a decline in commission-based wages and bonuses due to the decline in tax return volumes.

▪	We recorded a pretax loss of $3.4 million due to the revenue and expense changes mentioned above.

▪	Income tax expense decreased $109.4 million due to the pretax loss we reported for fiscal year 2020. See Item 8, note 9 to the consolidated financial statements for further discussion.

▪	Net income from continuing operations was $6.2 million compared to $445.3 million in the prior year.

▪	Diluted earnings per share from continuing operations totaled $0.03, a decrease from $2.15 in the prior year due to the extension of the tax filing season and share repurchases.

▪
Adjusted earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) decreased $430.7 million, or 53.9%, to $368.3 million. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

RESULTS OF OPERATIONS
Our subsidiaries provide assisted, DIY, and virtual tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded services and products, including those of our financial partners, to the general public primarily in the U.S., Canada, Australia, and their respective territories. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We also offer small business financial solutions through our company-owned or franchise offices and online through Wave. We report a single segment that includes all of our continuing operations.

H&R Block, Inc. | 2020 Form 10-K	25

Operating Statistics
Year ended April 30,	2020	2019	% Change
	(Partial tax filing season, extension to July 15)	(Full tax filing season)
TAX RETURNS PREPARED : (in 000s) (1)
United States:
Company-owned operations	6,745	8,033	(16.0)%
Franchise operations	2,798	3,583	(21.9)%
Total assisted	9,543	11,616	(17.8)%

Desktop	1,500	1,969	(23.8)%
Online	5,700	6,012	(5.2)%
Total DIY	7,200	7,981	(9.8)%

IRS Free File	845	665	27.1%
Total U.S. returns	17,588	20,262	(13.2)%

International operations:
Canada	1,908	2,465	(22.6)%
Australia	745	747	(0.3)%
Other	73	142	(48.6)%
Total international operations returns	2,726	3,354	(18.7)%
Tax returns prepared worldwide	20,314	23,616	(14.0)%

NET AVERAGE CHARGE (U.S. ONLY): (2)
Company-owned operations	$227.83	$231.60	(1.6)%
Franchise operations (3)	$217.07	$216.61	0.2%
DIY	$29.01	$32.59	(11.0)%

TAX OFFICES (as of January 31):
U.S. offices:
Company-owned offices	6,552	6,356	3.1%
Franchise offices	2,909	3,148	(7.6)%
Total U.S. offices	9,461	9,504	(0.5)%
International offices:
Canada	1,086	1,116	(2.7)%
Australia	464	466	(0.4)%
Total international offices	1,550	1,582	(2.0)%
Tax offices worldwide	11,011	11,086	(0.7)%

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

26	2020 Form 10-K | H&R Block, Inc.

Consolidated – Financial Results			(in 000s, except per share amounts)
Year ended April 30,	2020	2019	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$1,533,303	$1,858,998	$(325,695)	(17.5)%
U.S. royalties	193,411	243,541	(50,130)	(20.6)%
U.S. DIY tax preparation	208,901	261,413	(52,512)	(20.1)%
International	180,065	220,562	(40,497)	(18.4)%
Refund Transfers	154,687	169,985	(15,298)	(9.0)%
Emerald Card®	92,737	98,256	(5,519)	(5.6)%
Peace of Mind® Extended Service Plan	105,185	108,114	(2,929)	(2.7)%
Tax Identity Shield®	31,797	35,661	(3,864)	(10.8)%
Interest and fee income on Emerald AdvanceTM	60,867	58,182	2,685	4.6%
Wave	36,711	—	36,711	**
Other	42,056	40,169	1,887	4.7%
Total revenues	2,639,720	3,094,881	(455,161)	(14.7)%

Compensation and benefits:
Field wages	678,813	751,392	(72,579)	(9.7)%
Other wages	218,548	217,061	1,487	0.7%
Benefits and other compensation	175,535	180,276	(4,741)	(2.6)%
	1,072,896	1,148,729	(75,833)	(6.6)%
Occupancy	410,402	401,341	9,061	2.3%
Marketing and advertising	255,094	269,807	(14,713)	(5.5)%
Depreciation and amortization	169,536	166,695	2,841	1.7%
Bad debt	77,470	70,695	6,775	9.6%
Impairment of goodwill	106,000	—	106,000	**
Other	471,239	421,822	49,417	11.7%
Total operating expenses	2,562,637	2,479,089	83,548	3.4%
Other income (expense), net	15,637	16,419	(782)	(4.8)%
Interest expense on borrowings	(96,094)	(87,051)	(9,043)	(10.4)%
Income (loss) from continuing operations before income taxes (benefit)	(3,374)	545,160	(548,534)	**
Income taxes (benefit)	(9,530)	99,904	(109,434)	**
Net income from continuing operations	6,156	445,256	(439,100)	(98.6)%
Net loss from discontinued operations	(13,682)	(22,747)	9,065	39.9%
Net income (loss)	$(7,526)	$422,509	$(430,035)	**

Basic earnings (loss) per share:
Continuing operations	$0.03	$2.16	$(2.13)	(98.6)%
Discontinued operations	(0.07)	(0.11)	0.04	36.4%
Consolidated	$(0.04)	$2.05	$(2.09)	**

Diluted earnings (loss) per share:
Continuing operations	$0.03	$2.15	$(2.12)	(98.6)%
Discontinued operations	(0.07)	(0.11)	0.04	36.4%
Consolidated	$(0.04)	$2.04	$(2.08)	**

Adjusted EBITDA from continuing operations (1)	$368,256	$798,906	$(430,650)	(53.9)%
Adjusted EBITDA margin of continuing operations (1)	14.0%	25.8%	(11.8)%	(45.7)%

(1)	See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | 2020 Form 10-K	27

FISCAL 2020 COMPARED TO FISCAL 2019
Revenues decreased $455.2 million, or 14.7%, compared to the prior year primarily due to the extension of the tax filing deadlines as a result of the COVID-19 pandemic. U.S. assisted tax preparation fees decreased $325.7 million, or 17.5%, and U.S. royalties decreased $50.1 million, or 20.6%, due to decreases in tax returns prepared and net average charge. U.S. DIY tax preparation fees decreased $52.5 million, or 20.1%, due to lower online volumes and lower software sales, and international revenues declined $40.5 million, or 18.4%, due to lower tax returns prepared in our Canadian operations.
Revenues of $36.7 million were recognized by Wave, which we acquired on June 28, 2019, and therefore were not included in our results of operations in the prior year period.
Total operating expenses increased $83.5 million or 3.4% from the prior year. Total compensation and benefits decreased $75.8 million, or 6.6%, due to lower commission-based wages in our field related to the decline in tax return volumes, lower bonus accruals and payroll taxes, somewhat offset by additional wages related to the acquisition of Wave in the current year. Marketing expenses decreased $14.7 million, or 5.5%, based on planned decreases in our marketing spend. Also due to the economic impacts of the COVID-19 pandemic, we recorded an impairment of goodwill of $106.0 million related to Wave. See discussion in Item 8, note 6 for additional information.
Other expenses increased $49.4 million, or 11.7%. The components of other expenses are as follows:

Year ended April 30,	2020	2019	$ Change	% Change
Consulting and outsourced services	$118,267	$107,907	$10,360	9.6%
Bank partner fees	55,633	47,746	7,887	16.5%
Client claims and refunds	35,498	40,538	(5,040)	(12.4)%
Employee travel and related expenses	40,892	40,369	523	1.3%
Software and IT maintenance expenses	68,907	64,483	4,424	6.9%
Credit card/bank charges	48,826	30,681	18,145	59.1%
Insurance	15,015	14,219	796	5.6%
Legal fees and settlements	27,436	10,469	16,967	162.1%
Supplies	31,290	32,790	(1,500)	(4.6)%
Other	29,475	32,620	(3,145)	(9.6)%
	$471,239	$421,822	$49,417	11.7%

Consulting and outsourced services increased $10.4 million primarily due to additional resources for our technology initiatives. Bank partner fees increased $7.9 million due to higher Refund Advance origination fees and accruals for our credit loss guarantees. Credit card and bank charges increased $18.1 million primarily due to the acquisition of Wave which were slightly offset by lower fees in our tax operations due to the decline in tax returns. Legal fees increased $17.0 million due to fees associated with ongoing legal matters, as discussed in Item 8, note 13 to the consolidated financial statements.
Losses of our discontinued mortgage operations are primarily related to legal expenses which are lower in the current year. See the discussion of the risk of contingent losses related to our discontinued operations in Item 1A, "Risk Factors" and in Item 8, note 13 to the consolidated financial statements.
FISCAL 2019 COMPARED TO FISCAL 2018
The comparison of fiscal year 2019 to 2018 has been omitted from this Form 10–K, but can be found in our Form 10–K for the fiscal year ended April 30, 2019, filed on June 14, 2019.
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

28	2020 Form 10-K | H&R Block, Inc.

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
Sensitivity of Estimate to Change. It is reasonably possible that future litigation and other related loss contingencies may vary from the amounts accrued. Our estimate of the aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a liability has not been accrued but we believe a loss is reasonably possible. This aggregate range represents only those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. As of April 30, 2020, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, was not material.
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
Assumptions and Approach Used. Differences between a tax position taken or expected to be taken in our tax returns and the amount of benefit recorded in our financial statements result in unrecognized tax benefits. Unrecognized tax benefits are recorded in the balance sheet as either a liability or reductions to recorded tax assets as applicable. Our uncertain tax positions arise from items such as apportionment of income for state purposes, transfer pricing, and the deductibility of related party transactions. We evaluate each uncertain tax position based on its technical merits. For each position, we consider all applicable information including relevant tax laws, the taxing authorities' potential position, our tax return position, and the possible settlement outcomes to determine the amount of liability to record. In making this determination, we assume the tax authority has all relevant information at its disposal.
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

H&R Block, Inc. | 2020 Form 10-K	29

matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate on a quarterly basis.
See the additional discussion in Item 8, note 9 to the consolidated financial statements.
GOODWILL –
Nature of Estimates Required. We test goodwill for impairment annually in the fourth quarter or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our goodwill impairment analysis utilizes both the income and market approaches, which includes revenue and expense forecasts, changes in working capital and selection of a discount rate, all of which are highly subjective.
Assumptions and Approach Used. Our goodwill impairment analysis is performed at the reporting unit level. Our valuation methods include a discounted cash flow model for the income approach and the guideline public company and market capitalization methods for the market approach. The income approach requires significant management judgment with respect to revenue and expense forecasts, anticipated changes in working capital and selection of an appropriate discount rate. Changes in projections or assumptions could materially affect our estimate of reporting unit fair values. The use of different assumptions could increase or decrease estimated discounted future operating cash flows and could affect our conclusion regarding the existence or amount of potential impairment.
Sensitivity of Estimate to Change. Estimates of fair value may be adversely impacted by declining economic conditions and changes in the industries and markets in which we operate. Additionally, if future operating results of our reporting units are below our current modeled expectations, fair value estimates may decline. Any of these factors could result in future impairments, and those impairments could be significant.
We recorded a goodwill impairment loss of $106.0 million related to our Wave reporting unit in the fourth quarter of fiscal year 2020. The remaining balance of goodwill for the Wave reporting unit, inclusive of unrealized foreign currency translation losses, was $169.8 million. As a result of the COVID-19 pandemic and its impact on small businesses, Wave has experienced lower than expected revenues since mid-March. To the extent the small business market does not rebound as expected there could be further impairment in future years.
See the additional discussion in Item 8, note 6 to the consolidated financial statements.
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
Our operations are highly seasonal and substantially all of our revenues and cash flow are generated during the period from February through April in a typical year. Therefore, we normally require the use of cash to fund losses and working capital needs, periodically resulting in a working capital deficit, from May through January. We typically have relied on available cash balances from the prior tax season and borrowings to meet liquidity needs in our first three quarters. As a result of the COVID-19 pandemic, on March 21, 2020, the federal tax filing deadline for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020, and substantially all U.S. states with an April 15 individual state income tax filing requirement similarly extended their respective deadlines. In Canada, the deadline for individuals to file was extended to June 1, 2020. These extensions have impacted the typical seasonality of our business and the comparability of our financial results.

30	2020 Form 10-K | H&R Block, Inc.

In our fiscal fourth quarter, we drew down the full $2.0 billion available under our CLOC to increase our cash position and maximize flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic.
In the absence of any unexpected developments, our existing sources of capital as of April 30, 2020 are sufficient to meet our future operating and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for fiscal years 2020 and 2019. See Item 8 for the complete consolidated statements of cash flows for these periods.

		(in 000s)
Year ended April 30,	2020	2019
Net cash provided by (used in):
Operating activities	$108,961	$606,538
Investing activities	(470,231)	(155,131)
Financing activities	1,531,848	(403,695)
Effects of exchange rate changes on cash	(5,285)	(3,663)
Net change in cash and cash equivalents	$1,165,293	$44,049

Operating Activities. Cash provided by operating activities decreased $497.6 million from fiscal year 2019. The decrease from the prior year was primarily due to a net loss in the current year, compared to net income in the prior year.
Investing Activities. Cash used in investing activities totaled $470.2 million compared to $155.1 million in the prior year. This change resulted primarily from the acquisition of Wave, partially offset by the receipt of cash on an available-for-sale debt security in the current year.
Financing Activities. Cash provided by financing activities totaled $1.5 billion compared to cash used of $403.7 million in the prior year, primarily due to a $2.0 billion draw on our CLOC in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $204.9 million and $205.5 million in fiscal years 2020 and 2019, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Our current share repurchase program has remaining authorization of $751.8 million which is effective through June 2022. As a part of the repurchase program, in the current year, we purchased $246.8 million of our common stock at an average price of $24.36 per share.
Share repurchases may be effectuated through open market transactions, some of which may be effectuated under SEC Rule 10b5-1. The Company may cancel, suspend, or extend the time period for the purchase of shares at any time. Any repurchases will be funded primarily through available cash and cash from operations. Although we may continue to repurchase shares, there is no assurance that we will purchase up to the full Board authorization.
Capital Investment. Capital expenditures totaled $81.7 million and $95.5 million in fiscal years 2020 and 2019, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired Wave and franchisee and competitor businesses totaling $450.2 million in the current year compared to franchisee and competitor businesses totaling $43.6 million in the prior year. See Item 8, note 6 for additional information on our acquisitions.
FINANCING RESOURCES – In order to strengthen our liquidity and ensure maximum flexibility, during our fourth quarter we drew the full amount of our $2.0 billion CLOC. We had $2.0 billion outstanding on our CLOC as of April 30, 2020, and therefore will incur additional interest expense in fiscal year 2021.

H&R Block, Inc. | 2020 Form 10-K	31

Our financial results for fiscal year 2020 were negatively impacted by the extension of the tax filing season due to the COVID-19 pandemic and as of April 30, 2020, we were not in compliance with the debt-to-EBITDA ratio covenant related to the CLOC. On May 22, 2020 we obtained a waiver of the debt-to-EBITDA ratio covenant for the period ended April 30, 2020. We expect to be in compliance with our CLOC covenants each quarter in fiscal year 2021.
Our Senior Notes due in October 2020 are classified as a current liability as of April 30, 2020. We are considering various financing options in regard to the maturing Senior Notes and anticipate these options will provide adequate liquidity to refinance the Senior Notes due in October 2020 at or prior to maturity. If we elect to obtain new debt or refinance existing debt in the future, the terms and availability of such financing may be impacted by economic and financial market conditions, as well as our financial condition, results of operations, and credit ratings at the time we seek additional financing. Though we expect to be able to obtain any desired debt financing in the future, there can be no assurances that we will be able to obtain such financing on terms that will be acceptable or advantageous to us.
See Item 8, note 7 to the consolidated financial statements for discussion of the Senior Notes and our CLOC.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of April 30, 2020 and 2019:

As of	April 30, 2020			April 30, 2019
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Negative	P-3	Baa3	Negative
S&P	A-2	BBB	Negative	A-2	BBB	Stable
CASH AND OTHER ASSETS – As of April 30, 2020, we held cash and cash equivalents, excluding restricted amounts, of $2.7 billion, including $107.6 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of April 30, 2020.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $5.3 million during fiscal year 2020 compared to $3.7 million in fiscal year 2019.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – A summary of our borrowings and known or estimated contractual obligations as of April 30, 2020, and the timing and effect that such commitments are expected to have on our liquidity and capital requirements in future periods is as follows:

(in 000s)
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt (including future interest payments) (1)	$3,717,911	$730,681	$591,292	$2,036,750	$359,188
Contingent acquisition payments	14,152	8,117	6,035	—	—
Operating leases	534,466	217,088	245,697	65,145	6,536
Guaranty on Refund Advance loans	5,400	5,400	—	—	—
Total contractual cash obligations	$4,271,929	$961,286	$843,024	$2,101,895	$365,724

(1)
The interest rate on the outstanding CLOC draw is fixed through September 21, 2020, and if not repaid by that time would reprice based on rates available to us at that time. Interest has only been included for the known amount due September 21, 2020.

The table above does not reflect unrecognized tax benefits of $168.1 million due to the high degree of uncertainty regarding the future cash flows associated with these amounts.
EAs are originated by Axos and are offered from mid-November to mid-January. We purchase a 90% participation interest, at par, in all EAs originated by Axos in accordance with our participation agreement.

32	2020 Form 10-K | H&R Block, Inc.

See discussion of contractual obligations and commitments in Item 8, within the notes to the consolidated financial statements.
SUMMARIZED GUARANTOR FINANCIAL STATEMENTS – Block Financial is a 100% owned subsidiary of the H&R Block, Inc. Block Financial is the Issuer and H&R Block, Inc. is the full and unconditional Guarantor of our Senior Notes, CLOC and other indebtedness issued from time to time.
The following table presents summarized financial information for H&R Block, Inc. (Guarantor) and Block Financial (Issuer) on a combined basis after intercompany eliminations and excludes investments in and equity earnings in non-guarantor subsidiaries.

SUMMARIZED BALANCE SHEET	(in 000s)
As of April 30, 2020	Guarantor and Issuer

Current assets	$53,865
Noncurrent assets	3,644,369
Current liabilities	697,797
Noncurrent liabilities	2,854,211

SUMMARIZED STATEMENTS OF OPERATIONS	(in 000s)
Year ended April 30, 2020	Guarantor and Issuer

Total revenues	$184,415
Income from continuing operations before income taxes	30,231
Net income from continuing operations	23,559
Net income	10,497

The table above reflects$3.6 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries.
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
On November 17, 2017, the CFPB published its final rule changing the regulation of certain consumer credit products, including payday loans, vehicle title loans, and high-cost installment loans (Payday Rule). Certain limited provisions of the Payday Rule became effective on January 16, 2018, but most provisions were scheduled to go into effect on August 19, 2019. On November 6, 2018, a judge from the U.S. District Court for the Western District of Texas issued a stay of the August 19, 2019 compliance date until further notice from the Court. On February 6, 2019, the CFPB issued a notice of proposed rulemaking to delay the August 19, 2019 compliance date for the mandatory underwriting provisions of the Payday Rule for 15 months, until November 19, 2020. Also on February 6, 2019, the CFPB issued a separate notice of proposed rulemaking to rescind the Payday Rule’s mandatory underwriting requirements, including the ability to repay determination, for certain loans. On June 6, 2019, the CFPB issued a final rule delaying the August 19, 2019 compliance date for the mandatory underwriting provisions until November 19, 2020.
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

H&R Block, Inc. | 2020 Form 10-K	33

flows. We will continue to analyze the potential impact on the Company as the court case and the CFPB’s pending rulemaking process progress.
From time to time, we receive inquiries from governmental authorities regarding the applicability of laws to our services and products and other matters relating to our business. We cannot predict what effect future laws, changes in interpretations of existing laws or the results of future governmental inquiries with respect to services and products or other matters relating to our business may have on our consolidated financial position, results of operations and cash flows. We have received certain governmental inquiries relating to the IRS Free File Program. We may also be subject to future inquiries or other proceedings regarding this program or other aspects of our business. Regulatory inquiries may result in the incurrence of additional expense, diversion of management's attention, adverse judgments, settlements, fines, penalties, injunctions or other relief. See additional discussion of legal matters in Item 8, note 13 to the consolidated financial statements.
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
We make adjustments for certain non-GAAP financial measures related to amortization of intangibles from acquisitions and goodwill impairments. We believe removing the impacts of amortization of acquired intangibles and goodwill impairments provides a more meaningful indicator of performance and will assist in understanding our financial results.
We may consider whether other significant items that arise in the future should be excluded from our non-GAAP financial measures.
We measure the performance of our business using a variety of metrics, including earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations, adjusted EBITDA from continuing operations, EBITDA margin from continuing operations, adjusted EBITDA margin from continuing operations, adjusted diluted earnings per share from continuing operations and free cash flow. We also use EBITDA from continuing operations and pretax income of continuing operations, each subject to permitted adjustments, as performance metrics in incentive compensation calculations for our employees.

34	2020 Form 10-K | H&R Block, Inc.

The following is a reconciliation of net income (loss) to EBITDA from continuing operations and adjusted EBITDA from continuing operations, which are non-GAAP financial measures:

		(in 000s)
Year ended April 30,	2020	2019
Net income (loss) - as reported	$(7,526)	$422,509
Discontinued operations, net	13,682	22,747
Net income from continuing operations - as reported	6,156	445,256
Add back:
Income taxes (benefit) of continuing operations	(9,530)	99,904
Interest expense of continuing operations	96,094	87,051
Depreciation and amortization of continuing operations	169,536	166,695
	256,100	353,650

EBITDA from continuing operations	262,256	798,906
Adjustments:
Impairment of goodwill	106,000	—
Adjusted EBITDA from continuing operations	$368,256	$798,906

EBITDA margin from continuing operations (1)	9.9%	25.8%
Adjusted EBITDA margin from continuing operations (2)	14.0%	25.8%

(1)	EBITDA margin from continuing operations is computed as EBITDA from continuing operations divided by revenues from continuing operations.

(2)	Adjusted EBITDA margin from continuing operations is computed as adjusted EBITDA from continuing operations divided by revenues from continuing operations.
The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

(in 000s, except per share amounts)
Year ended April 30,	2020	2019

Net income from continuing operations - as reported	$6,156	$445,256

Adjustments:
Amortization of intangibles related to acquisitions (pretax)	74,561	62,751
Impairment of goodwill (pretax)	106,000	—
Tax effect of adjustments(1)	(19,126)	(14,891)
Adjusted net income from continuing operations	$167,591	$493,116

Diluted income per share - as reported	$0.03	$2.15
Adjustments, net of tax	0.81	0.24
Adjusted income per share	$0.84	$2.39

(1)	The tax effect of adjustments is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.
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

H&R Block, Inc. | 2020 Form 10-K	35

Generally, our CLOC borrowings are seasonal, and interest rate risk typically increases through our third fiscal quarter and is largely eliminated by fiscal year end. In order to strengthen our liquidity and ensure maximum flexibility, during our fourth quarter we drew the full amount of our $2.0 billion CLOC, which remained outstanding as of April 30, 2020. The interest rate on the outstanding CLOC draw is fixed through September 21, 2020, and if not repaid by that time would reprice based on rates available to us at that time. While the market value of our CLOC borrowings is relatively insensitive to interest rate changes, interest expense on CLOC borrowings will increase and decrease with changes in the underlying short-term interest rates.
A portion of our long-term debt consists of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings until these notes mature or are refinanced. The fixed-rate interest payable on our Senior Notes is subject to adjustment based upon our credit ratings. Our Senior Notes due in October 2020 are classified as a current liability as of April 30, 2020. We are considering various financing options in regard to the maturing Senior Notes and anticipate these options will provide adequate liquidity to refinance the Senior Notes due in October 2020 at or prior to maturity. If we elect to obtain new debt or refinance existing debt in the future, the terms and availability of such financing may be impacted by economic and financial market conditions, as well as our financial condition, results of operations, and credit ratings at the time we seek additional financing.
FOREIGN EXCHANGE RATE RISK
Our operations in international markets are exposed to movements in currency exchange rates. The currencies primarily involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates prevailing at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders' equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $5.3 million during fiscal year 2020 compared to $3.7 million in fiscal year 2019. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income in fiscal years 2020 and 2019 by $12.2 million and $2.5 million, respectively, and cash balances, excluding restricted balances, as of April 30, 2020 and 2019 by $9.9 million and $9.4 million, respectively.
We generally use foreign exchange forward contracts to mitigate foreign currency exchange rate risk for loans we advance to our Canadian operations. We had no forward contracts outstanding at April 30, 2020 or 2019.

36	2020 Form 10-K | H&R Block, Inc.

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
Deloitte & Touche LLP audited our consolidated financial statements for fiscal years 2020, 2019 and 2018. The audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework, as of April 30, 2020.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2020, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO, using the 2013 framework. The Company's external auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ Jeffrey J. Jones II	/s/ Tony G. Bowen
Jeffrey J. Jones II	Tony G. Bowen
President and Chief Executive Officer	Chief Financial Officer

H&R Block, Inc. | 2020 Form 10-K	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of H&R Block, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the "Company") as of April 30, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 16, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective May 1, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill - Wave Reporting Unit - Refer to Note 6 to the consolidated financial statements
Critical Audit Matter Description
The Company tests goodwill for impairment annually in the fourth quarter or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. The Company uses a discounted cash flow model for the income approach valuation method and the guideline public company and market capitalization methods for the market approach valuation method. The income approach requires significant management judgment with respect to revenue and expense forecasts, anticipated changes in working capital and selection of an appropriate discount rate. On June 28, 2019, the Company acquired Wave for approximately $408 million of which $301 million was allocated goodwill. As a result of the COVID-19 pandemic, during the fourth quarter, the Company evaluated the Wave reporting unit and

38	2020 Form 10-K | H&R Block, Inc.

determined its fair value was below its carrying value and recorded a $106 million pretax impairment. At April 30, 2020, after recording the impairment, the Company’s goodwill balance was $712 million of which $170 million relates to the Wave reporting unit.
We identified the Company’s evaluation of goodwill impairment for the Wave reporting unit as a critical audit matter because of the projected impacts of COVID-19 including reductions in revenues used to estimate cash flows. The current year acquisition by the Company resulted in a fair value that approximated carrying value. Because of inherent uncertainty around the timing of economic recovery, significant management judgment was required to project future revenues utilized to estimate the fair value of the Wave reporting unit. A high degree of auditor judgment was required when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the forecast of future revenues and the selection of the discount rate, which included the involvement of our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s evaluation of impairment for the Wave reporting unit included the following, among others:

•	We tested the effectiveness of the control over management’s evaluation and determination of estimates and assumptions related to forecast of future revenues and selection of the discount rate.

•	We evaluated the reasonableness of management’s forecast of future revenues by comparing to:

◦	Historical revenue growth and the Company’s planned revenue growth at the time of Wave’s acquisition in June 2019,

◦	The Company’s analysis of the expected impact of COVID-19 business disruption and recovery on its small business customers, and

◦	Current external economic recovery and industry forecasts.

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s valuation methodology and its mathematical accuracy. Our fair value specialists also assisted in developing an independent range estimating the discount rate and comparing to the discount rate selected by management.

Income Taxes - Uncertain Tax Positions - Refer to Note 9 to the consolidated financial statements
Critical Audit Matter Description
The Company operates in multiple income tax jurisdictions both within the United States and internationally. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on transfer pricing analyses of comparable third-party companies and predictions of future economic conditions. Transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact the mix of earnings in countries with differing statutory tax rates. The Company accrues a liability for unrecognized tax benefits arising from uncertain tax positions reflecting their judgment as to the ultimate resolution of the applicable issues. For each position, management considers all applicable information including relevant tax laws, the taxing authorities' potential position, management’s tax return position, and the possible settlement outcomes to determine the amount of liability to record. The Company’s unrecognized tax benefits as of April 30, 2020, were $168 million.
We identified the Company’s determination of uncertain tax positions measured in accordance with the Company’s transfer pricing policies as a critical audit matter because of the significant judgment in the application of the tax law in applying the arm’s length standard to intercompany transactions and scrutiny by local tax authorities. The significant level of judgment increases the uncertainty in evaluating the valuation of tax balances, including any uncertain tax positions that relate to the Company’s transfer pricing. As a result, we utilized a high degree of auditor judgment and increased the extent of work performed, including involving our income tax specialists to evaluate whether management’s judgments in interpreting and applying tax laws were appropriate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s uncertain tax positions for transfer pricing included the following, among others:

•
We tested the effectiveness of controls over management’s evaluation and determination of uncertain tax positions. This evaluation includes management’s assessment of tax positions taken by the Company on its tax returns, including transfer pricing terms and conditions, and the related recorded amounts for

H&R Block, Inc. | 2020 Form 10-K	39

uncertain tax positions.

•	With the assistance of our income tax specialists, we evaluated the Company’s transfer pricing methodologies and performed the following:

◦	Evaluated the appropriateness of management’s application of jurisdictional tax regulations in applying the arm’s length standard to intercompany transactions.

◦	Evaluated the application of the transfer pricing method to transactions subject to transfer pricing.

◦	Tested the application of the transfer pricing policies by legal entity through an independent return on investment calculation.

◦
Evaluated management’s approach to identifying uncertain tax positions related to changes in the transfer pricing terms and conditions and tested the calculation of the tax positions at the individual legal entity level and at the consolidated level.

Litigation and Other Related Contingencies - Indemnification Claims - Refer to Note 13 to the consolidated financial statements
Critical Audit Matter Description
Sand Canyon Corporation (SCC), originated mortgage loans until 2007 that were sold either as whole loans to single third-party buyers, who generally securitized such loans, or in the form of residential mortgage-backed securities. Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC has been, remains, and may in the future be, subject to indemnification claims pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. Other contracting parties, such as underwriters, depositors, and securitization trustees are, or have been, involved in multiple lawsuits, threatened lawsuits, and settlements related to securitization transactions in which SCC participated. SCC has received notices of claims for indemnification or potential indemnification obligations relating to such matters, including lawsuits to which underwriters, depositors, or securitization trustees are party. The Company has not established a liability because they have not determined that it is probable that a liability for a loss contingency has been incurred.
We have identified the potential liability and disclosure of indemnification claims as a critical audit matter because of the significant amount of judgment required by management in 1) assessing the completeness of available information used in its loss contingency analysis, 2) interpreting and applying relevant laws, 3) predicting outcomes of a litigation and 4) determining SCC’s contractual responsibilities related to the securitization transactions. Given the subjective nature of audit evidence available for indemnification claims, auditing the Company’s conclusion required significant auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the potential liabilities for the indemnification claims included the following, among others:

•
We tested the effectiveness of management’s internal controls related to the evaluation of potential liabilities from indemnification claims, including controls over the completeness of management’s evaluation of indemnification claims and the disclosure of such matters.

•
We evaluated the reasonableness of the Company’s determination of potential liabilities from indemnification claims and their conclusion that it is not probable that a liability for a loss contingency has been incurred or that the amount of loss or range of loss cannot be reasonably estimated.

•	We tested the completeness of management’s evaluation by independently obtaining legal inquiry letters and searching external sources for corroborating and contradictory evidence.

•	We evaluated the Company’s disclosures for completeness and clarity of the information disclosed.

/s/ Deloitte & Touche LLP
Kansas City, Missouri
June 16, 2020
We have served as the Company's auditor since 2007.

40	2020 Form 10-K | H&R Block, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of H&R Block, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the “Company”) as of April 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2020, of the Company and our report dated June 16, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of FASB Accounting Standards Update 2016-02, Leases.
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

/s/ Deloitte & Touche LLP
Kansas City, Missouri
June 16, 2020

H&R Block, Inc. | 2020 Form 10-K	41

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)		(in 000s, except per share amounts)
Year ended April 30,	2020	2019	2018
REVENUES:
Service revenues	$2,327,323	$2,691,727	$2,766,426
Royalty, product and other revenues	312,397	403,154	393,505
	2,639,720	3,094,881	3,159,931
OPERATING EXPENSES:
Costs of revenues	1,712,276	1,756,922	1,739,729
Impairment of goodwill	106,000	—	—
Selling, general and administrative	744,361	722,167	668,152
Total operating expenses	2,562,637	2,479,089	2,407,881

Other income (expense), net	15,637	16,419	6,054
Interest expense on borrowings	(96,094)	(87,051)	(89,372)
Income (loss) from continuing operations before income taxes (benefit)	(3,374)	545,160	668,732
Income taxes (benefit)	(9,530)	99,904	41,823
Net income from continuing operations	6,156	445,256	626,909
Net loss from discontinued operations, net of tax benefits of $4,085, $6,788 and $7,016	(13,682)	(22,747)	(13,760)
NET INCOME (LOSS)	$(7,526)	$422,509	$613,149

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.03	$2.16	$2.99
Discontinued operations	(0.07)	(0.11)	(0.06)
Consolidated	$(0.04)	$2.05	$2.93

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.03	$2.15	$2.98
Discontinued operations	(0.07)	(0.11)	(0.07)
Consolidated	$(0.04)	$2.04	$2.91

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(7,526)	$422,509	$613,149
Change in foreign currency translation adjustments and other	(31,160)	(6,113)	996
Other comprehensive income (loss)	(31,160)	(6,113)	996
Comprehensive income (loss)	$(38,686)	$416,396	$614,145

See accompanying notes to consolidated financial statements.

42	2020 Form 10-K | H&R Block, Inc.

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of April 30,	2020	2019
ASSETS
Cash and cash equivalents	$2,661,914	$1,572,150
Cash and cash equivalents - restricted	211,106	135,577
Receivables, less allowance for doubtful accounts of $64,648 and $67,228	133,197	138,965
Prepaid expenses and other current assets	80,519	146,667
Total current assets	3,086,736	1,993,359
Property and equipment, at cost, less accumulated depreciation and amortization of $796,192 and $745,761	184,367	212,092
Operating lease right of use asset	494,788	—
Intangible assets, net	414,976	342,493
Goodwill	712,138	519,937
Deferred tax assets and income taxes receivable	151,195	141,979
Other noncurrent assets	67,847	90,085
Total assets	$5,112,047	$3,299,945
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$203,103	$249,525
Accrued salaries, wages and payroll taxes	116,375	196,527
Accrued income taxes and reserves for uncertain tax positions	209,816	271,973
Current portion of long-term debt	649,384	—
Operating lease liabilities	195,537	—
Deferred revenue and other current liabilities	201,401	204,976
Total current liabilities	1,575,616	923,001
Long-term debt and line of credit borrowings	2,845,873	1,492,629
Deferred tax liabilities and reserves for uncertain tax positions	182,441	197,906
Operating lease liabilities	312,566	—
Deferred revenue and other noncurrent liabilities	124,510	144,882
Total liabilities	5,041,006	2,758,418

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 228,206,684 and 238,336,760	2,282	2,383
Additional paid-in capital	775,387	767,636
Accumulated other comprehensive loss	(51,576)	(20,416)
Retained earnings	42,965	499,386
Less treasury shares, at cost, of 35,731,376 and 36,377,441	(698,017)	(707,462)
Total stockholders' equity	71,041	541,527
Total liabilities and stockholders' equity	$5,112,047	$3,299,945

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2020 Form 10-K	43

CONSOLIDATED STATEMENTS OF CASH FLOWS			(in 000s)
Year ended April 30,	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,526)	$422,509	$613,149
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	169,536	166,695	183,295
Provision for bad debt	76,621	70,569	74,489
Deferred taxes	(8,300)	1,129	112,140
Stock-based compensation	28,045	23,767	21,954
Impairment of goodwill	106,000	—	—
Changes in assets and liabilities, net of acquisitions:
Receivables	(66,896)	(73,648)	(63,935)
Prepaid expenses, other current and noncurrent assets	39,377	(4,503)	(6,453)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(124,019)	54,827	(10,532)
Deferred revenue, other current and noncurrent liabilities	(9,096)	(13,758)	9,127
Income tax receivables, accrued income taxes and income tax reserves	(87,423)	(36,824)	(75,491)
Other, net	(7,358)	(4,225)	(7,740)
Net cash provided by operating activities	108,961	606,538	850,003
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(81,685)	(95,490)	(98,583)
Payments made for business acquisitions, net of cash acquired	(450,242)	(43,637)	(42,539)
Franchise loans funded	(35,264)	(19,922)	(22,320)
Payments from franchisees	39,919	32,671	39,968
Other, net	57,041	(28,753)	11,417
Net cash used in investing activities	(470,231)	(155,131)	(112,057)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(1,335,000)	(720,000)	(830,000)
Proceeds from line of credit borrowings	3,335,000	720,000	830,000
Dividends paid	(204,870)	(205,461)	(200,469)
Repurchase of common stock, including shares surrendered	(256,214)	(189,912)	(9,147)
Proceeds from exercise of stock options	2,075	2,532	28,340
Other, net	(9,143)	(10,854)	(9,388)
Net cash provided by (used in) financing activities	1,531,848	(403,695)	(190,664)

Effects of exchange rate changes on cash	(5,285)	(3,663)	(1,143)

Net increase in cash and cash equivalents, including restricted balances	1,165,293	44,049	546,139
Cash, cash equivalents and restricted cash, beginning of the year	1,707,727	1,663,678	1,117,539
Cash, cash equivalents and restricted cash, end of the year	$2,873,020	$1,707,727	$1,663,678

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$89,204	$132,982	$8,276
Interest paid on borrowings	87,426	82,442	84,320
Accrued additions to property and equipment	1,185	6,159	3,010

See accompanying notes to consolidated financial statements.

44	2020 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss (1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity (Deficiency)
	Shares	Amount				Shares	Amount
Balances as of May 1, 2017	246,199	$2,462	$754,912	$(15,299)	$(48,206)	(39,028)	$(754,752)	$(60,883)
Net income	—	—	—	—	613,149	—	—	613,149
Other comprehensive income	—	—	—	996	—	—	—	996
Stock-based compensation	—	—	21,713	—	—	—	—	21,713
Stock-based awards exercised or vested	—	—	(16,375)	—	(1,494)	2,389	46,221	28,352
Acquisition of treasury shares	—	—	—	—	—	(306)	(9,147)	(9,147)
Cash dividends declared - $0.96 per share	—	—	—	—	(200,469)	—	—	(200,469)
Balances as of April 30, 2018	246,199	2,462	760,250	(14,303)	362,980	(36,945)	(717,678)	393,711
Net income	—	—	—	—	422,509	—	—	422,509
Cumulative effect of ASU 2016-16 (2)	—	—	—	—	100,950	—	—	100,950
Other comprehensive loss	—	—	—	(6,113)	—	—	—	(6,113)
Stock-based compensation	—	—	23,510	—	—	—	—	23,510
Stock-based awards exercised or vested	—	—	(11,407)	—	(1,550)	787	15,290	2,333
Acquisition of treasury shares	—	—	—	—	—	(219)	(5,074)	(5,074)
Repurchase and retirement of common shares	(7,862)	(79)	(4,717)	—	(180,042)	—	—	(184,838)
Cash dividends declared - $1.00 per share	—	—	—	—	(205,461)	—	—	(205,461)
Balances as of April 30, 2019	238,337	2,383	767,636	(20,416)	499,386	(36,377)	(707,462)	541,527
Net loss	—	—	—	—	(7,526)	—	—	(7,526)
Other comprehensive loss	—	—	—	(31,160)	—	—	—	(31,160)
Stock-based compensation	—	—	27,848	—	—	—	—	27,848
Stock-based awards exercised or vested	—	—	(14,019)	—	(3,419)	969	18,874	1,436
Acquisition of treasury shares	—	—	—	—	—	(323)	(9,429)	(9,429)
Repurchase and retirement of common shares	(10,130)	(101)	(6,078)	—	(240,606)	—	—	(246,785)
Cash dividends declared - $1.04 per share	—	—	—	—	(204,870)	—	—	(204,870)
Balances as of April 30, 2020	228,207	$2,282	$775,387	$(51,576)	$42,965	(35,731)	$(698,017)	$71,041

(1)    Substantially all of the balance of our accumulated comprehensive loss consists of foreign currency translation adjustments.

(2)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our subsidiaries provide assisted, do-it-yourself (DIY), and virtual tax return preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded services and products, including those of our financial partners, to the general public primarily in the United States (U.S.), Canada, Australia, and their respective territories. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We also offer small business financial solutions through our company-owned or franchise offices and online through Wave.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and our subsidiaries. Intercompany transactions and balances have been eliminated.
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See note 13 for additional information on litigation, claims, and other loss contingencies related to our discontinued operations.
SEGMENT INFORMATION – We report a single segment that includes all of our continuing operations.
MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the evaluation of contingent losses arising from our discontinued mortgage business, contingent losses associated with pending claims and litigation, reserves for uncertain tax positions, and fair value of reporting units. Estimates have been prepared based on the best information available as of each balance sheet date. As such, actual results could differ materially from those estimates.
CASH AND CASH EQUIVALENTS – All non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents.
Outstanding checks in excess of funds on deposit (book overdrafts) included in accounts payable totaled $15.2 million and $20.9 million as of April 30, 2020 and 2019, respectively.
CASH AND CASH EQUIVALENTS – RESTRICTED – Cash and cash equivalents – restricted consists primarily of cash held by our captive insurance subsidiary that is expected to be used to pay claims and client funds held by our Canadian tax operations related to client prepaid debit cards.
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
INVESTMENTS – Our investments in equity and debt securities are reported at fair value. Realized and unrealized gains and losses are reported within earnings. The fair value of our investments totaled $11.2 million and $40.0 million

H&R Block, Inc. | 2020 Form 10-K	45

at April 30, 2020 and 2019, respectively, and was included in prepaid and other current assets in the consolidated balance sheet.
PROPERTY AND EQUIPMENT – Buildings and equipment are initially recorded at cost and are depreciated over the estimated useful life of the assets using the straight-line method. Leasehold improvements are initially recorded at cost and are amortized over the estimated useful life, using the straight-line method. Estimated useful lives are generally 15 to 40 years for buildings, two to five years for computers and other equipment, three to five years for purchased software and up to eight years for leasehold improvements.
GOODWILL AND INTANGIBLE ASSETS – Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but rather is tested for impairment annually during our fourth quarter, or more frequently if indications of potential impairment exist.
Intangible assets, including internally-developed software, with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Intangible assets are typically amortized over the estimated useful life of the assets using the straight-line method.
We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. If the quantitative analysis indicates the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. See additional discussion in note 6.
LEASES – We adopted Accounting Standards Update No. 2016-02, “Leases” (ASU 2016-02) on May 1, 2019. Operating lease right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. The majority of our lease portfolio consists of retail office space in the U.S., Canada, and Australia. The contract terms for these retail offices generally are from May 1 to April 30, and generally run three to five years.
We record operating lease ROU assets and operating lease liabilities based on the discounted future minimum lease payments over the term of the lease. We generally do not include renewal options in the term of the lease. As the rates implicit in our leases are not readily determinable, we use our incremental borrowing rate based on the lease term and geographic location in calculating the discounted future minimum lease payments.
We recognize lease expenses for our operating leases on a straight-line basis. For lease payments that are subject to adjustments based on indexes or rates, the most current index or rate adjustments were included in the measurement of our ROU assets and lease liabilities at adoption or commencement of the lease. Variable lease costs, including non-lease components (such as common area maintenance, utilities, insurance, and taxes) and certain index-based changes in lease payments, are expensed as incurred. Our ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
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

46	2020 Form 10-K | H&R Block, Inc.

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

▪	Investments - The fair value of our investment in equity securities are based on quoted prices in an active market for identical assets (Level 1).

▪	Long-term debt - The fair value of our Senior Notes is based on quotes from multiple banks (Level 2). See note 7 for fair value.

▪	Contingent consideration - Fair value approximates the carrying amount (Level 3). See note 11 for the carrying amount.
REVENUE RECOGNITION - Revenue is recognized upon satisfaction of performance obligations by the transfer of a product or service to the customer. Revenue is the amount of consideration we expect to receive for our services and products and excludes sales taxes. The majority of our services and products have multiple performance obligations. For our tax preparation services, the various performance obligations are generally provided simultaneously at a point in time, and revenue is recognized at that time. We have certain services and products where we have multiple performance obligations that are provided at various points in time. For these services and products, we allocate the transaction price to the various performance obligations based on relative standalone selling prices and recognize the revenue when the respective performance obligations have been satisfied. We have determined that our contracts do not contain a significant financing component.
Service revenues consist of assisted and online tax preparation revenues, fees for electronic filing, revenues from refund transfers (RTs), Emerald Card, POM, TIS and Wave.
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
Refund Transfer revenues are recognized when the Internal Revenue Service (IRS) acknowledgment is received and the bank account is established at Axos Bank, a federal savings bank (Axos).
Emerald Card® revenues consist of interchange income from the use of debit cards and fees from the use of ATM networks, net of volume-based amounts retained by Axos in connection with our agreement. Interchange income is a fee paid by merchants to Axos through the interchange network. Net revenue associated with our Emerald Card® is recognized based on authorization of cardholder transactions.
Peace of Mind® Extended Service Plan (POM) revenues are initially deferred and recognized over the term of the plan, based on the historical pattern of actual claims paid, as claims paid represent the transfer of POM services to the customer. The plan is effective for the life of the tax return, which can be up to six years; however, the majority of claims are incurred in years two and three after the sale of POM. POM has multiple performance obligations where we represent our clients if they are audited by a taxing authority, and assume the cost, subject to certain limits, of

H&R Block, Inc. | 2020 Form 10-K	47

additional taxes owed by a client resulting from errors attributable to H&R Block. Incremental wages are also deferred and recognized over the term of the plan, in conjunction with the revenues earned.
Tax Identity Shield (TIS) revenues are initially deferred and are recognized as the various services are provided to the client, either by us or a third party, throughout the term of the contract, which generally ends on April 30th of the following year. TIS has multiple performance obligations where we provide clients assistance in helping protect their tax identity and access to services to help restore their tax identity, if necessary. Protection services include a daily scan of the dark web for personal information, a monthly scan for social security number in credit header data, notifying clients if their information is detected on a tax return filed through H&R Block, and obtaining additional IRS identity protections when eligible.
Interest and fee income on Emerald AdvanceTM lines of credit (EAs) is recorded over the life of the underlying loan.
Wave revenues primarily consist of fees received to process payment transactions and are generally calculated as a percentage of the transaction amounts processed. Revenues are recognized upon authorization of the transaction.
ADVERTISING EXPENSE – Advertising costs for radio and television ads are expensed over the course of the tax season, with online, print and mailing advertising expensed as incurred. Marketing and advertising expenses totaled $255.1 million, $269.8 million and $249.1 million in fiscal years 2020, 2019 and 2018, respectively.
EMPLOYEE BENEFIT PLANS – We have a 401(k) defined contribution plan covering eligible full-time and seasonal employees following the completion of an eligibility period. Employer contributions to this plan are discretionary and totaled $18.8 million, $19.3 million and $16.4 million for continuing operations in fiscal years 2020, 2019 and 2018, respectively.
We have severance plans covering executives and eligible regular full-time or part-time active employees who incur a qualifying termination. Expenses related to severance benefits of continuing operations totaled $2.5 million, $5.0 million and $4.0 million in fiscal years 2020, 2019 and 2018, respectively.
NEW ACCOUNTING PRONOUNCEMENTS –
Leases. In February 2016, the FASB issued ASU 2016-02, which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for leases previously classified as operating leases. We adopted this guidance and related amendments as of May 1, 2019 using the alternative transition method, which allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which it adopted, rather than at the beginning of the earliest comparative period).
We have recognized operating lease (ROU) assets and operating lease liabilities on our balance sheet as part of adopting the standard and pre-existing liabilities for deferred rent, and various lease incentives were reclassified as a component of the lease assets. We elected the package of practical expedients which allows us to not reassess historical lease classification, initial direct costs or contracts related to leases. For leases with an initial term of twelve months or less we have elected to only recognize retail office leases on our balance sheet. We elected the practical expedient to account for lease and non-lease components (such as common area maintenance, utilities, insurance and taxes) as a single lease component for all classes of underlying assets. We also elected the practical expedient to not reassess whether land easement contracts meet the definition of a lease. We did not elect the practical expedient of hindsight when determining the lease term of existing contracts at the effective date.
As of April 30, 2020, we recorded operating lease assets of $494.8 million and operating lease liabilities of $508.1 million on our consolidated balance sheet. The adoption of the new standard did not materially affect our consolidated statements of operations or cash flows. See note 12 for additional information.
Current Expected Credit Losses. In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13), "Measurement of Credit Losses on Financial Instruments," which replaces the existing incurred credit loss model for an expected credit loss model. This guidance will be effective for us on May 1, 2020. The adoption of ASU 2016-13 will not have a material impact on our financial statements.

48	2020 Form 10-K | H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. Tax Services business. The following table disaggregates our U.S. Tax Services revenues by major service line, with revenues from our international Tax Services businesses and from Wave included as separate lines:

			(in 000s)
Year ended April 30,	2020	2019	2018
Revenues:
U.S. assisted tax preparation	$1,533,303	$1,858,998	$1,947,160
U.S. royalties	193,411	243,541	245,444
U.S. DIY tax preparation	208,901	261,413	243,159
International	180,065	220,562	227,266
Refund Transfers	154,687	169,985	171,959
Emerald Card®	92,737	98,256	102,640
Peace of Mind® Extended Service Plan	105,185	108,114	101,572
Tax Identity Shield®	31,797	35,661	28,823
Interest and fee income on Emerald AdvanceTM	60,867	58,182	56,986
Wave	36,711	—	—
Other	42,056	40,169	34,922
Total revenues	$2,639,720	$3,094,881	$3,159,931

Changes in the balances of deferred revenue and wages for POM are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Year ended April 30,	2020	2019	2020	2019
Balance, beginning of the year	$212,511	$218,274	$27,306	$32,683
Amounts deferred	95,032	120,163	10,708	13,336
Amounts recognized on previous deferrals	(123,858)	(125,926)	(16,396)	(18,713)
Balance, end of the year	$183,685	$212,511	$21,618	$27,306

As of April 30, 2020, deferred revenue related to POM was $183.7 million. We expect that $105.8 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following sixty months. The related liabilities are included in deferred revenue and other liabilities in the consolidated balance sheets. The related assets are included in prepaid expenses and other current assets or other noncurrent assets.
As of April 30, 2020, and 2019, TIS deferred revenue was $30.8 million and $29.7 million, respectively. The related liabilities are included in deferred revenue and other current liabilities in the consolidated balance sheets. All deferred revenue related to TIS as of April 30, 2020 will be recognized within the next twelve months.
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

H&R Block, Inc. | 2020 Form 10-K	49

computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period.
The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
Year ended April 30,	2020	2019	2018
Net income from continuing operations attributable to shareholders	$6,156	$445,256	$626,909
Amounts allocated to participating securities	(639)	(1,040)	(1,492)
Net income from continuing operations attributable to common shareholders	$5,517	$444,216	$625,417

Basic weighted average common shares	196,701	205,372	208,824
Potential dilutive shares	1,407	1,352	1,389
Dilutive weighted average common shares	198,108	206,724	210,213
Earnings per share from continuing operations attributable to common shareholders:
Basic	$0.03	$2.16	$2.99
Diluted	0.03	2.15	2.98

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.9 million, 0.4 million and 0.6 million shares of stock for fiscal years 2020, 2019 and 2018, respectively, as the effect would be antidilutive.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of April 30,	2020		2019
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$25,397	$31,329	$22,427	$35,325
Receivables for U.S. assisted and DIY tax preparation and related fees	47,030	3,112	34,284	3,716
H&R Block Instant RefundTM receivables	15,031	1,325	37,319	1,701
H&R Block Emerald Advance® lines of credit	10,001	14,081	8,546	12,418
Software receivables from retailers	7,341	—	9,354	—
Royalties and other receivables from franchisees	9,861	42	11,888	97
Wave payment processing receivables	3,200	—	—	—
Other	15,336	1,828	15,147	2,382
	$133,197	$51,717	$138,965	$55,639

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
Loans to Franchisees. Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of April 30, 2020 and 2019, loans with a principal balance of $0.2 million and $0.8 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status as of April 30, 2020 or 2019.
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

50	2020 Form 10-K | H&R Block, Inc.

H&R Block Instant RefundTM. Our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), in exchange for a fee. The total fee we charge for this service is mandated by legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund is then sent by the CRA directly to us. The amount we advance to clients under this program is the amount of their estimated refund, less our fees, any amounts expected to be withheld by the CRA for amounts the client may owe to government authorities and any amounts owed to us from prior years. The CRA system for tracking amounts due to various government agencies also indicates if the client has already filed a return, does not exist in CRA records, or is bankrupt. This serves to greatly reduce the amounts of uncollectible receivables and the risk of fraudulent returns. H&R Block Instant RefundTM amounts are generally received from the CRA within 60 days of filing the client's return, with the remaining balance collectible from the client.
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
Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by year of origination, as of April 30, 2020 are as follows:

		(in 000s)
Year of Origination	Current Balance	Non-Accrual

2020	$17,920	$1,629
2019 and prior	338	338
	18,258	$1,967
Allowance	(1,902)
Net balance	$16,356

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
Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by year of origination as of April 30, 2020, are as follows:

		(in 000s)
Year of Origination	Current Balance	Non-Accrual

2020	$36,146	$36,146
2019 and prior	5,773	5,773
Revolving loans	14,197	11,766
	56,116	$53,685
Allowance	(32,034)
Net balance	$24,082

H&R Block, Inc. | 2020 Form 10-K	51

Allowance for Doubtful Accounts. Activity in the allowance for doubtful accounts for EAs and all other short-term and long-term receivables for the years ended April 30, 2020 , 2019, and 2018 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2017	$10,123	$46,552	$56,675
Provision	16,499	57,990	74,489
Charge-offs, recoveries and other (1)	—	(49,351)	(49,351)
Balances as of April 30, 2018	26,622	55,191	81,813
Provision	17,272	53,297	70,569
Charge-offs, recoveries and other	(16,359)	(54,550)	(70,909)
Balances as of April 30, 2019	27,535	53,938	81,473
Provision	21,771	54,850	76,621
Charge-offs, recoveries and other	(17,272)	(58,342)	(75,614)
Balances as of April 30, 2020	$32,034	$50,446	$82,480

(1)    There were no charge-offs related to EAs in fiscal year 2018 based on the timing of when charge-offs were performed.
NOTE 5: PROPERTY AND EQUIPMENT
The components of property and equipment, net of accumulated depreciation and amortization, are as follows:

(in 000s)
As of April 30,	2020	2019
Buildings	$50,308	$59,943
Computers and other equipment	77,483	87,102
Leasehold improvements	52,631	59,941
Purchased software	2,569	3,728
Land and other non-depreciable assets	1,376	1,378
	$184,367	$212,092

Depreciation and amortization expense of property and equipment for continuing operations for fiscal years 2020, 2019 and 2018 was $85.9 million, $93.5 million and $103.4 million, respectively.
The carrying value of long-lived assets held outside the U.S., which is comprised primarily of property and equipment, totaled $19.1 million, $23.6 million and $24.5 million as of April 30, 2020, 2019 and 2018, respectively.
NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the years ended April 30, 2020 and 2019 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of May 1, 2018	$540,168	$(32,297)	$507,871
Acquisitions	13,656	—	13,656
Disposals and foreign currency changes, net	(1,590)	—	(1,590)
Impairments	—	—	—
Balances as of April 30, 2019	552,234	(32,297)	519,937
Acquisition of Wave	300,560	—	300,560
Other acquisitions	23,795	—	23,795
Disposals and foreign currency changes, net	(26,154)	—	(26,154)
Impairments	—	(106,000)	(106,000)
Balances as of April 30, 2020	$850,435	$(138,297)	$712,138

52	2020 Form 10-K | H&R Block, Inc.

We tested goodwill for impairment in the fourth quarter of fiscal year 2020, and, except as discussed below, no impairment was identified.
As a result of the COVID-19 pandemic and its impact on Wave’s small business customers, we evaluated the Wave reporting unit’s goodwill for impairment during our fourth quarter. Wave has experienced lower than expected revenues since mid-March and we expect lower revenues than originally projected to continue in the near term. In evaluating goodwill for impairment, we compared the estimated fair value of this reporting unit, which was determined using both an income and market approach, to its carrying value. The fair value was less than the carrying value, therefore resulting in a goodwill impairment loss of $106.0 million. The remaining balance of goodwill for the Wave reporting unit, inclusive of unrealized foreign currency translation losses, was $169.8 million as of April 30, 2020.
Components of intangible assets are as follows:

(in 000s)
As of April 30,	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reacquired franchise rights	$365,062	$(159,754)	$205,308	$350,410	$(136,345)	$214,065
Customer relationships	314,191	(227,445)	86,746	274,838	(195,174)	79,664
Internally-developed software	154,083	(113,698)	40,385	139,239	(109,885)	29,354
Noncompete agreements	41,072	(33,639)	7,433	33,376	(31,446)	1,930
Franchise agreements	19,201	(14,614)	4,587	19,201	(13,334)	5,867
Purchased technology	122,700	(57,548)	65,152	54,700	(43,518)	11,182
Trade name	5,800	(483)	5,317	—	—	—
Acquired assets pending final allocation (1)	48	—	48	431	—	431
	$1,022,157	$(607,181)	$414,976	$872,195	$(529,702)	$342,493

(1)    Represents recent business acquisitions for which final purchase price allocations have not yet been determined.
Amortization of intangible assets of continuing operations for the years ended April 30, 2020, 2019 and 2018 was $83.6 million, $73.2 million and $79.9 million, respectively. Estimated amortization of intangible assets for fiscal years 2021, 2022, 2023, 2024 and 2025 is $76.0 million, $59.6 million, $41.8 million, $30.9 million and $17.7 million, respectively.
TAX OFFICE ACQUISITIONS – We acquired approximately 238 offices which were added to our company-owned and franchise network for the fiscal year ended April 30, 2020. The amounts and weighted-average lives of assets acquired during fiscal year 2020, including amounts capitalized and placed in service related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Reacquired franchise rights	$14,756	4
Customer relationships	19,080	5
Internally-developed software	14,196	3
Noncompete agreements	679	5
Total	$48,711	4

WAVE ACQUISITION – During the fiscal year ended April 30, 2020, we acquired Wave HQ Inc. (formerly known as Wave Financial Inc.) and its subsidiaries (collectively, Wave) for $408.4 million. The acquisition was funded with available cash. Wave is a provider of software solutions and related services specifically designed to help small business owners manage their finances. Major revenue sources include fees earned by providing payment processing, payroll services, and bookkeeping services. We believe the acquisition of Wave enhances our position in the small business market.

H&R Block, Inc. | 2020 Form 10-K	53

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
The assets acquired, net of liabilities assumed on the acquisition date, and the identified intangible assets and goodwill, are as follows:

($ in 000s)
	Amount Acquired	Weighted-Average Life (in years)
Assets acquired and liabilities assumed, net	$3,928
Deferred tax liability	(8,126)
Purchased technology	68,000	10
Customer relationships	23,000	5
Non-compete agreements	7,070	5
Trade name	5,800	10
Total identifiable net assets	99,672
Goodwill (1)	300,560
Total identifiable assets and goodwill	$400,232

(1)    See discussion of Wave's goodwill impairment of $106.0 million above.
The acquired identifiable assets and goodwill are only tax deductible for Global Intangible Low-Taxed Income (GILTI) purposes.
Revenues of $36.7 million and pretax losses of $154.7 million were recognized by Wave from the period of June 28, 2019 through April 30, 2020, which are included in our consolidated statement of operations for the year ended April 30, 2020. Had we acquired Wave as of May 1, 2018, we would have reported, on a pro-forma basis, consolidated revenues of $2.65 billion and $3.13 billion for the years ended April 30, 2020 and 2019, respectively, and consolidated pretax loss from continuing operations of $13.4 million in fiscal year 2020 and pretax income from continuing operations of $496.9 million in 2019. Pro-forma adjustments primarily include amortization of intangible assets and certain compensation expenses.
NOTE 7: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
As of April 30,	2020	2019
Senior Notes, 4.125%, due October 2020 (1)	$650,000	$650,000
Senior Notes, 5.500%, due November 2022 (1)	500,000	500,000
Senior Notes, 5.250%, due October 2025 (1)	350,000	350,000
Committed line of credit borrowings	2,000,000	—
Debt issuance costs and discounts	(4,743)	(7,371)
	3,495,257	1,492,629
Less: Current portion	(649,384)	—
	$2,845,873	$1,492,629

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

54	2020 Form 10-K | H&R Block, Inc.

The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. As of April 30, 2020, we were not in compliance with the debt-to-EBITDA ratio covenant related to the CLOC. On May 22, 2020 we obtained a waiver of the debt-to-EBITDA ratio covenant for the period ended April 30, 2020. We expect to be in compliance with our CLOC covenants each quarter in fiscal year 2021.
In order to strengthen our liquidity and ensure maximum flexibility, during our fourth quarter we drew the full amount of our $2.0 billion CLOC. We had $2.0 billion outstanding on our CLOC as of April 30, 2020.
Our Senior Notes due in October 2020 are classified as a current liability as of April 30, 2020 because such amounts are due within one year. We are considering various financing options in regard to the maturing Senior Notes and anticipate these options will provide adequate liquidity to refinance the Senior Notes due in October 2020 at or prior to maturity. The estimated fair value of our long-term debt, including the current portion of long-term debt, as of April 30, 2020 and 2019 totaled $3.5 billion and $1.6 billion, respectively.
OTHER INFORMATION – The aggregate payments required to retire long-term debt are $650.0 million in fiscal year 2021, $500.0 million in fiscal year 2023, $2.0 billion in fiscal year 2024, and $350.0 million in fiscal year 2026.
NOTE 8: STOCK-BASED COMPENSATION
We have a stock-based Long Term Incentive Plan (Plan), under which we can grant stock options, restricted shares, performance-based share units, restricted share units, deferred stock units and other forms of equity to employees, non-employee directors and consultants. Stock-based compensation expense of our continuing operations totaled $28.0 million, $23.8 million and $22.0 million in fiscal years 2020, 2019 and 2018, respectively, net of related tax benefits of $7.2 million, $6.1 million and $6.9 million, respectively. We realized tax benefits of $5.9 million, $3.4 million and $15.3 million in fiscal years 2020, 2019 and 2018, respectively.
As of April 30, 2020, we had 12.8 million shares reserved for future awards under our Plan. We issue shares from our treasury stock to satisfy the exercise or vesting of stock-based awards and believe we have adequate treasury stock balances available for future issuances.
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
Options, nonvested shares and nonvested share units (other than performance-based nonvested share units) granted to employees typically vest pro-rata based upon service over a three-year period with a portion vesting each year. Performance-based nonvested share units granted to employees typically cliff vest at the end of a three-year period based upon satisfaction of both service-based and performance-based requirements. The number of performance-based share units that ultimately vest can range from zero up to 200 percent of the number granted, based on the form of the award, which can vary by year of grant. The performance metrics for these awards typically consist of earnings before interest, taxes, depreciation and amortization (EBITDA), EBITDA growth, return on invested capital, total shareholder return or our stock price. Deferred stock units granted to non-employee directors vest when they are granted and are settled six months after the director separates from service as a director of the Company, except in the case of death.

H&R Block, Inc. | 2020 Form 10-K	55

All share units granted to employees and non-employee directors receive cumulative dividend equivalents to the extent of the units ultimately vesting at the time of distribution. Options granted under our Plan have a maximum contractual term of ten years.
NONVESTED SHARES AND SHARE UNITS – A summary of nonvested shares, nonvested share units and deferred stock units, including those that are performance-based, for the year ended April 30, 2020, is as follows:

(shares in 000s)
	Nonvested Shares, Nonvested Share Units, and Deferred Stock Units		Performance-Based Nonvested Share Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of the year	1,583	$24.34	1,238	$26.89
Granted	1,093	28.50	483	32.01
Released	(424)	25.30	(450)	25.36
Forfeited	(172)	27.45	(26)	30.09
Outstanding, end of the year	2,080	$25.94	1,245	$29.12

The total fair value of shares and units vesting during fiscal years 2020, 2019 and 2018 was $22.1 million, $17.9 million and $22.6 million, respectively. As of April 30, 2020, we had $31.0 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.
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

Year ended April 30,	2020	2019	2018
Expected volatility	13.47% - 66.33%	13.16% - 66.47%	13.33% - 81.19%
Expected term	3 years	3 years	3 years
Dividend yield (1)	0% - 3.55%	0% - 4.39%	0% - 3.23%
Risk-free interest rate	1.70%	2.61%	1.42% - 1.55%
Weighted-average fair value	$32.01	$24.48	$32.66

(1)	The valuation model assumes that dividends are reinvested by the Company on a continuous basis.
STOCK OPTIONS – A summary of options for the fiscal year ended April 30, 2020, is as follows:

(in 000s, except per share amounts)
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of the year	439	$25.47
Granted	—	—
Exercised	(11)	16.89
Forfeited or expired	—	—
Outstanding, end of the year	428	$25.68	6 years	$13

Exercisable, end of the year	337	$24.58	5 years	$13
Exercisable and expected to vest	423	$25.63	6 years	$13

56	2020 Form 10-K | H&R Block, Inc.

The total intrinsic value of options exercised during fiscal years 2020, 2019 and 2018 was $0.1 million, $0.4 million and $18.9 million, respectively. As of April 30, 2020, we had $0.2 million of total unrecognized compensation cost related to outstanding options. The cost is expected to be recognized over a weighted-average period of four months.
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
No stock options were granted in fiscal years 2020 and 2019. The weighted-average fair value for stock options granted during fiscal year 2018 was $5.02.
NOTE 9: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the IRS and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. Our U.S. federal income tax returns for 2017 and later years remain open for examination. Our U.S. federal income tax returns for 2016 and all prior periods are closed. With respect to state and local jurisdictions and countries outside of the U.S., we are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
On December 22, 2017, the U.S. government enacted legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Legislation), which made broad and complex changes to the U.S. tax code that impacted our financial statements, the most significant being a reduction in the U.S. federal corporate income tax rate from 35% to 21% and the imposition of a one-time transition tax on certain earnings of foreign subsidiaries. In addition, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin 118 (SAB 118), which provided guidance on accounting for the tax effects of Tax Legislation. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Legislation’s enactment date for companies to complete their analysis and apply the provisions of Tax Legislation to their financial statements. We completed our analysis of the Tax Legislation in fiscal 2019.
More recently, both the United States and Canada implemented emergency economic relief programs as a way of minimizing the economic impact of the global COVID-19 pandemic during our fourth fiscal quarter. In the U.S., the Coronavirus Aid, Relief, and Economic Security (CARES) Act includes, among other items, provisions relating to refundable payroll tax credits, deferment of certain tax payments, modifications to the net interest deduction limitations and net operating loss carrybacks, and technical corrections to tax depreciation methods for qualified improvement property (QIP). As of April 24, 2020, we have elected to defer the employer-paid portion of social security taxes. Additionally, as a result of the technical amendments made by the CARES Act to QIP, we are presently estimating the acceleration of tax depreciation expenses of $8.5 million. Canada’s COVID-19 legislation, includes, among other items, a Canada Emergency Wage Subsidy (CEWS). We continue to evaluate the impacts the CARES Act, CEWS, and other global COVID-19 relief legislation could have on our operating results, cash flows and financial condition. Further, we will record the associated tax impacts in future periods as they occur, generally when guidance is finalized, new information is obtained, the Company is able to estimate an impact, or when we realize any non-income tax benefits.
The components of income (loss) from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
Year ended April 30,	2020	2019	2018
Domestic	$56,121	$389,319	$547,101
Foreign	(59,495)	155,841	121,631
	$(3,374)	$545,160	$668,732

H&R Block, Inc. | 2020 Form 10-K	57

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
The reconciliation between the income tax provision and the amount computed by applying the statutory U.S. federal tax rate to income taxes of continuing operations is as follows:

Year ended April 30,	2020	2019	2018
U.S. statutory tax rate	21.0%	21.0%	21.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	20.4%	2.3%	2.2%
Earnings taxed in foreign jurisdictions	619.4%	(2.7)%	(4.9)%
Permanent differences	(257.5)%	0.3%	0.4%
Impairment of Goodwill	(832.5)%	—%	—%
Uncertain tax positions	508.3%	(2.3)%	3.6%
U.S. tax on income from foreign affiliates	(247.4)%	—%	—%
Remeasurement of deferred tax assets and liabilities	117.6%	0.2%	(2.6)%
Changes in prior year estimates	55.5%	—%	—%
Federal income tax credits	216.3%	—%	—%
Tax impacts of stock-based compensation vesting	44.8%	—%	—%
Tax benefit due to effective date of statutory rate change	—%	—%	(15.9)%
Change in valuation allowance - domestic	37.1%	0.4%	1.1%
Change in valuation allowance - foreign	20.6%	(0.8)%	2.9%
Other	(41.2)%	(0.1)%	(1.5)%
Effective tax rate	282.4%	18.3%	6.3%

During fiscal year 2020, we recorded a goodwill impairment related to our Wave reporting unit of $106.0 million. We have made the tax accounting policy election to first allocate the impairment to our nondeductible goodwill based on each legal entity's pre-impairment nondeductible goodwill balance.
Our effective tax rate for continuing operations was 282.4% and 18.3% for 2020 and 2019, respectively. The increase in the effective tax rate in 2020 compared to 2019 is primarily due to the near break-even loss in the current year of $3.4 million, which causes an exaggerated rate impact for nearly all adjustments. The largest increases in the effective tax rate over prior year are tax benefits from statute of limitations expiring on certain uncertain tax positions and the mix of earnings in foreign jurisdictions, partially offset by the adverse tax impacts associated with the nondeductible goodwill impairment to the Wave reporting unit. For fiscal year 2020, tax benefits increase the effective tax rate while tax expense decreases the effective tax rate.
The increase in the effective tax rate in 2019 compared to 2018 is due to the impact of the reduction in the U.S. corporate income tax rate from 35% to 21% in fiscal year 2018. The effects of the rate change were exaggerated in fiscal year 2018 due to the seasonality of our business and differing year ends for corporate income tax filing and financial reporting purposes.

58	2020 Form 10-K | H&R Block, Inc.

The components of income tax expense (benefit) for continuing operations are as follows:

(in 000s)
Year ended April 30,	2020	2019	2018
Current:
Federal	$18,048	$74,993	$(53,630)
State	(16,614)	12,345	25,240
Foreign	1,991	6,711	9,953
	3,425	94,049	(18,437)
Deferred:
Federal	1,703	6,625	50,505
State	(1,516)	(1,070)	24,666
Foreign	(13,142)	300	(14,911)
	(12,955)	5,855	60,260
Total income tax expense (benefit)	$(9,530)	$99,904	$41,823

The negative current state income tax expense in fiscal year 2020 is primarily driven by the release of uncertain tax benefits due to statute of limitations, settlements with taxing authorities and domestic legal entity income mix.
The negative current federal income tax expense in fiscal year 2018 was primarily driven by the decrease in the federal income tax rate with the seasonality of our business and the differing year ends for corporate income tax filing and financial reporting purposes.
The net loss from discontinued operations for fiscal years 2020, 2019 and 2018 totaled $13.7 million, $22.7 million and $13.8 million, respectively, and was net of tax benefits of $4.1 million, $6.8 million and $7.0 million, respectively.
The significant components of deferred tax assets and liabilities are reflected in the following table:

(in 000s)
As of April 30,	2020	2019
Deferred tax assets:
Accrued expenses	$4,646	$4,479
Deferred revenue	11,082	9,603
Allowance for credit losses and related reserves	29,666	25,849
Internally-developed software	—	4,588
Deferred and stock-based compensation	6,669	5,970
Net operating loss carry-forward	86,213	72,618
Lease liabilities	126,505	—
Federal tax benefits related to state unrecognized tax benefits	16,729	20,141
Intangibles - intellectual property	85,688	93,300
Valuation allowance	(45,124)	(47,070)
Total deferred tax assets	322,074	189,478

Deferred tax liabilities:
Prepaid expenses and other	(5,189)	(8,592)
Lease right of use asset	(123,900)	—
Property and equipment	(12,221)	(9,726)
Intangibles	(64,252)	(59,477)
Total deferred tax liabilities	(205,562)	(77,795)

Net deferred tax assets	$116,512	$111,683

H&R Block, Inc. | 2020 Form 10-K	59

A reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the consolidated balance sheets is as follows:

(in 000s)
As of April 30,	2020	2019
Deferred income tax assets	$138,527	$130,609
Deferred tax liabilities	(22,015)	(18,926)
Net deferred tax asset	$116,512	$111,683

Changes in our valuation allowance for fiscal years 2020, 2019 and 2018 are as follows:

(in 000s)
Year ended April 30,	2020	2019	2018
Balance, beginning of the year	$47,070	$49,215	$22,844
Additions:
Charged to costs and expenses	2,151	2,302	26,371
Charged to other accounts	—	—	—
Deductions	(4,097)	(4,447)	—
Balance, end of the year	$45,124	$47,070	$49,215

Our valuation allowance on deferred tax assets has a net decrease of $1.9 million during the current period. The gross decrease in valuation allowance of $4.1 million is due to the ability to utilize NOLs in future periods we were previously unable to utilize. The decrease is offset by a $2.2 million increase to valuation allowance for NOL DTAs related to current year foreign losses that are not expected to be utilized in future years.
Certain of our subsidiaries file stand-alone returns in various state, local and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. As of April 30, 2020, we had NOLs in various states and foreign jurisdictions. The amount of state and foreign NOLs vary by taxing jurisdiction. We maintain a valuation allowance of $22.8 million on state NOLs and $22.2 million on foreign NOLs for the portion of such losses that, more likely than not, will not be realized. Of the $45.0 million of net NOL DTAs, $5.9 million will expire in varying amounts during fiscal years 2021 through 2040 and the remaining $39.1 million has no expiration.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability; therefore, no provision has been made for income taxes that might be payable upon remittance of such earnings. The amount of unrecognized tax liability on these foreign earnings, net of expected foreign tax credits, is immaterial as of April 30, 2020.
Changes in unrecognized tax benefits for fiscal years 2020, 2019 and 2018 are as follows:

(in 000s)
Year ended April 30,	2020	2019	2018
Balance, beginning of the year	$185,144	$186,061	$149,943
Additions based on tax positions related to prior years	1,501	9,937	6,657
Reductions based on tax positions related to prior years	(10,128)	(42,647)	(25,259)
Additions based on tax positions related to the current year	12,093	38,611	68,292
Reductions related to settlements with tax authorities	(980)	(2,025)	(637)
Expiration of statute of limitations	(19,568)	(4,793)	(12,936)
Other	—	—	1
Balance, end of the year	$168,062	$185,144	$186,061

The total gross unrecognized tax benefit ending balance as of April 30, 2020, 2019 and 2018, includes $132.3 million, $122.5 million and $132.4 million, respectively, which if recognized, would impact our effective tax rate. The difference results from adjusting the gross balances for such items as federal, state and foreign deferred items, interest and

60	2020 Form 10-K | H&R Block, Inc.

deductible taxes. Reductions from prior year are primarily related to settlements with taxing authorities and expirations of statute of limitations.
We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $12.2 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations, anticipated closure of various tax matters currently under examination, and settlements with tax authorities. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The total gross interest and penalties accrued as of April 30, 2020, 2019 and 2018 totaled $22.0 million, $22.4 million and $18.7 million, respectively.
NOTE 10: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
Year ended April 30,	2020	2019	2018
Interest income	$14,254	$16,512	$6,861
Foreign currency losses, net	(223)	(233)	(165)
Other, net	1,606	140	(642)
	$15,637	$16,419	$6,054

NOTE 11: COMMITMENTS AND CONTINGENCIES
Assisted tax returns, as well as services provided under Tax Pro GoSM and Tax Pro ReviewSM, are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000, if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $9.4 million and $9.9 million as of April 30, 2020 and 2019, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $14.2 million and $11.1 million as of April 30, 2020 and 2019, respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $41.0 million as of April 30, 2020, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $26.0 million.
We are self-insured for certain risks, including, employer provided medical benefits, workers' compensation, property and casualty, tax errors and omissions, and claims related to POM. These programs maintain various self-insured retentions. For all but POM in company-owned offices, commercial insurance is purchased in excess of the self-insured retentions. We accrue estimated losses for self-insured retentions using actuarial models and assumptions based on historical loss experience.
We have a deferred compensation plan that permits certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in deferred revenue and other liabilities is $15.1 million and $19.9 million as of April 30, 2020 and 2019, respectively, reflecting our obligation under these plans.
Emerald AdvanceTM lines of credit are originated by Axos and are offered from mid-November to mid-January. We purchase a 90% participation interest, at par, in all EAs originated by Axos in accordance with our participation agreement. See note 4 for additional information about these balances.

H&R Block, Inc. | 2020 Form 10-K	61

On October 8, 2019, we entered into a Refund Advance Program Agreement and certain ancillary agreements with Axos, pursuant to which they originate and fund Refund Advance loans, and provide technology, software, and underwriting support services related to such loans during the 2020 tax season. Refund Advance loans are offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by the loan originator. We pay loan origination fees based on loan size and customer type. The loan origination fees are intended to cover expected loan losses and payments to capital providers, among other items. We have provided two limited guarantees related to this agreement. We have provided a limited guarantee up to $7.5 million related to loans to clients prior to the IRS accepting electronic filing. We accrued an estimated liability of $2.5 million at April 30, 2020 related to this guarantee, compared to $1.6 million at April 30, 2019. We paid $1.5 million related to this guarantee for the fiscal year 2019 tax season. Additionally, we provided a limited guarantee for the remaining loans, up to $57 million in the aggregate, which would cover certain incremental loan losses. We accrued an estimated liability of $2.9 million at April 30, 2020 related to this guarantee. We had no balance accrued related to this guarantee at April 30, 2019. We were not required to make a payment in connection with this guarantee for the fiscal year 2019 tax season.
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
NOTE 12: LEASES
For the year ended April 30, 2020, our lease costs consisted of the following:

(in 000s)
Year ended April 30,	2020
Operating lease costs	$242,314
Variable lease costs	71,319
Subrental income	(1,277)
Total lease costs	$312,356

Other information related to operating leases for the year ended April 30, 2020 is as follows:

($ in 000s)
Cash paid for operating lease costs	$223,080
Operating lease right of use assets obtained in exchange for operating lease liabilities (1)	$345,079
Weighted-average remaining operating lease term (years)	3
Weighted-average operating lease discount rate	3.3%

(1)    This balance excludes the initial impacts of the adoption of ASU 2016-02.
Aggregate operating lease maturities as of April 30, 2020 are as follows:

(in 000s)
2021	$217,088
2022	152,441
2023	93,256
2024	46,302
2025	18,843
2026 and thereafter	6,536
Total future undiscounted operating lease payments	534,466
Less imputed interest	(26,363)
Total operating lease liabilities	$508,103

62	2020 Form 10-K | H&R Block, Inc.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, our rent expense totaled $255.0 million and our future undiscounted operating lease commitments under the previous accounting standard totaled $573.3 million, as follows:

(in 000s)
2020	$232,175
2021	160,414
2022	102,379
2023	49,095
2024	20,005
2025 and thereafter	9,243
Total future undiscounted operating lease payments	$573,311

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of April 30, 2020. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of April 30, 2020 and 2019, our total accrued liabilities were $1.6 million and $1.9 million, respectively.
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

H&R Block, Inc. | 2020 Form 10-K	63

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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of April 30, 2020, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Free File Litigation. On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742) styled The People of the State of California v. H&R Block, Inc., et al. The complaint alleges that H&R Block, Inc. and HRB Digital LLC engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting 4 years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. The City Attorney subsequently dismissed H&R Block, Inc. from the case and amended its complaint to add HRB Tax Group, Inc. We filed a motion to strike certain allegations of the complaint seeking relief beyond the geographic boundaries of the City of Los Angeles, as well as a motion to stay the case based on the primary jurisdiction doctrine, both of which remain pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On May 17, 2019, a putative class action complaint was filed against H&R Block, Inc., HRB Tax Group, Inc. and HRB Digital LLC in the Superior Court of the State of California, County of San Francisco (Case No. CGC-19576093) styled Olosoni and Snarr v. H&R Block, Inc., et al. The case was removed to the United States District Court for the Northern District of California on June 21, 2019 (Case No. 3:19-cv-03610-SK). The plaintiffs filed a first amended complaint on August 9, 2019, dropping H&R Block, Inc. from the case. In their amended complaint, the plaintiffs seek to represent classes of all persons, between May 17, 2015 and the present, who (1) paid to file one or more federal tax returns through H&R Block’s internet-based filing system, (2) were eligible to file those tax returns for free through the H&R Block Free File offer of the IRS Free File Program, and (3) resided in and were citizens of California at the time of the payments. The plaintiffs generally allege unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., and California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The plaintiffs seek declaratory and injunctive relief, restitution, compensatory damages, punitive damages, interest, attorneys’ fees and costs. We filed a motion to stay the proceedings based on the primary jurisdiction doctrine and a motion to compel arbitration, both of which were denied. An appeal of the denial of the motion to compel arbitration is pending. We filed a motion to stay the claims pending the outcome of the appeal, as well as a motion to dismiss the claims, which

64	2020 Form 10-K | H&R Block, Inc.

also were denied. We filed an answer to the amended complaint on April 7, 2020. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

H&R Block, Inc. | 2020 Form 10-K	65

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
On May 31, 2012, a lawsuit was filed by Homeward Residential, Inc. (Homeward) in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index No. 651885/2012). SCC removed the case to the United States District Court for the Southern District of New York on June 28, 2012 (Case No. 12-cv-5067). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity, and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to SCC and to loans sold to the trust. The trust was originally collateralized with approximately 7,500 loans. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and as to the loans' compliance with its underwriting standards and the value of underlying real estate. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase, anticipatory breach, indemnity, and declaratory judgment. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. Discovery in the case closed on September 30, 2019. Motions for summary judgment were filed on December 6, 2019 and remain pending, with briefing on the motions concluded in March 2020. A mediation session between the parties was held on January 28, 2020, which did not result in resolution of the case. A trial date has not yet been set. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The trust was originally collateralized with approximately 7,500 loans. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. On September 30, 2016, the court granted a motion allowing the plaintiff to file a second amended complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. SCC filed a motion for reconsideration, followed by a motion for leave to appeal the ruling, both of which were denied. On October 6, 2016, the plaintiff filed its second amended complaint. In response to a motion filed by SCC, the court dismissed the plaintiff's claim for breach of one of the representations. The case is proceeding on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. The settlement payments that were made in fiscal year 2018 for representation and warranty claims are related to some of the loans in this case. Discovery in the case closed on September 30, 2019. Motions for summary judgment were filed on December 6, 2019 and remain pending, with briefing on the motions concluded in March 2020. A mediation session between the parties was held on January 28, 2020, which did not result in resolution of the case. A trial date has not yet been set. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
Parties, including underwriters, depositors, and securitization trustees, are, or have been, involved in multiple lawsuits, threatened lawsuits, and settlements related to securitization transactions in which SCC participated. A

66	2020 Form 10-K | H&R Block, Inc.

variety of claims are alleged in these matters, including violations of federal and state securities laws and common law fraud, based on alleged materially inaccurate or misleading disclosures, that originators, depositors, securitization trustees, or servicers breached their representations and warranties or otherwise failed to fulfill their obligations, or that securitization trustees violated statutory requirements by failing to properly protect the certificate holders’ interests. SCC has received notices of claims for indemnification or potential indemnification obligations relating to such matters, including lawsuits or settlements to which underwriters, depositors, or securitization trustees are party. Additional lawsuits against the parties to the securitization transactions may be filed in the future, and SCC may receive additional notices of claims for indemnification, contribution or similar obligations with respect to existing or new lawsuits or settlements of such lawsuits or other claims. Certain of the notices received included, and future notices may include, a reservation of rights to assert claims for contribution, which are referred to herein as "contribution claims." Contribution claims may become operative if indemnification is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification or contribution claims is probable, nor have we accrued a liability related to any of these claims.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of April 30, 2020, total approximately $276 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

H&R Block, Inc. | 2020 Form 10-K	67

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
(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2020 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2020, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company's external auditors that audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended April 30, 2020, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is included under the caption "Information About Our Executive Officers" in Item 1 of this report on Form 10-K.
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2020, is incorporated herein by reference:

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
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2020, in the sections entitled "Director Compensation," "Director Compensation Table," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Risk Assessment in Compensation Programs," and "Executive Compensation," and is incorporated herein by reference.

68	2020 Form 10-K | H&R Block, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2020, in the sections entitled "Equity Compensation Plans" and "Information Regarding Security Holders," and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2020, in the sections entitled "Employment Agreements, Change in Control and Other Arrangements," "Review of Related Person Transactions," and "Corporate Governance," and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after April 30, 2020, in the section entitled "Audit Fees," and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  Documents filed as part of this report:

1.
The following financial statements appearing in Item 8: "Consolidated Statements of Operations and Comprehensive Income(Loss)," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows" and "Consolidated Statements of Stockholders' Equity."

2.	Exhibits – The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

H&R Block, Inc. | 2020 Form 10-K	69

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
June 16, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on June 16, 2020.

/s/ Jeffrey J. Jones II	/s/ Tony G. Bowen	/s/ Kellie J. Logerwell
Jeffrey J. Jones II	Tony G. Bowen	Kellie J. Logerwell
President, Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer
and Director	(principal financial officer)	(principal accounting officer)
(principal executive officer)

/s/ Robert A. Gerard	/s/ Angela N. Archon	/s/ Paul J. Brown
Robert A. Gerard	Angela N. Archon	Paul J. Brown
Director, Chairman of the Board	Director	Director

/s/ Anuradha Gupta	/s/ Richard A. Johnson	/s/ David B. Lewis
Anuradha Gupta	Richard A. Johnson	David B. Lewis
Director	Director	Director

/s/ Victoria J. Reich	/s/ Bruce C. Rohde	/s/ Matthew E. Winter
Victoria J. Reich	Bruce C. Rohde	Matthew E. Winter
Director	Director	Director

/s/ Christianna Wood
Christianna Wood
Director

70	2020 Form 10-K | H&R Block, Inc.

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

H&R Block, Inc. | 2020 Form 10-K	71

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

10.16
*    H&R Block Deferred Compensation Plan for Executives, as amended and restated on November 9, 2012, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2012, file number 1-06089, is incorporated herein by reference.

10.17
*    The Amended and Restated H&R Block Executive Performance Plan, filed as Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2019, file number 1-06089, is incorporated herein by reference.

10.18
*    The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended and restated on March 2, 2020, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2020, file number 1-06089, is incorporated herein by reference.

10.19
*    The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated January 1, 2001) filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-06089, is incorporated herein by reference.

10.20
*    First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) effective as of July 1, 2002, filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-06089, is incorporated herein by reference.

10.21
*    Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-06089, is incorporated herein by reference.

10.22
*    H&R Block Severance Plan, as amended and restated on March 29, 2013, filed as Exhibit 10.29 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2013, file number 1-06089, is incorporated herein by reference.

10.23
*    H&R Block Inc. Executive Severance Plan, as amended and restated effective November 7, 2019, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2019, file number 1-06089, is incorporated herein by reference.

10.24
*    Form of Indemnification Agreement with Directors and Officers, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2012, file number 1-06089, is incorporated herein by reference.

10.25
*    2008 Deferred Stock Unit Plan for Outside Directors, as amended on September 14, 2011, filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the year ended April 30, 2012, file number 1-06089, is incorporated herein by reference.

10.26	* Letter to Thomas A. Gerke, dated May 15, 2017 filed as Exhibit 10.2 to the Company's current report on Form 8-K filed on May 16, 2017, file number 1-06089, is incorporated herein by reference.

10.27
*    Employment Agreement dated August 21, 2017, between H&R Block, Inc., HRB Professional Resources LLC, and Jeffrey J. Jones II, including the 2013 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options for the Initial Option attached as Exhibit A, and the 2013 Long Term Incentive Plan Award Agreement for Restricted Share

72	2020 Form 10-K | H&R Block, Inc.

Units for the Initial RSU Agreement attached as Exhibit B, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed August 22, 2017, file number 1-06089, is incorporated herein by reference.

10.28
*    Form of 2013 Long Term Incentive Plan Award Agreement for Market Stock Units between H&R Block, Inc. and Jeffrey J. Jones II, dated as of August 21, 2017, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed August 22, 2017, file number 1-06089, is incorporated herein by reference.

10.29
*    Form of 2013 Long Term Incentive Plan Award Agreement for Performance Share Units, between H&R Block, Inc. and Jeffrey J. Jones II, dated as of August 21, 2017, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed August 22, 2017, file number 1-06089, is incorporated herein by reference.

10.30
*    Form of 2013 Long Term Incentive Plan Award Agreement for Restricted Share Units, between H&R Block, Inc. and Jeffrey J. Jones II, dated as of August 21, 2017, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed August 22, 2017, file number 1-06089, is incorporated herein by reference.

10.31
*    Waiver and Acknowledgment dated June 25, 2018, between H&R Block, Inc., HRB Professional Resources, LLC, and Jeffrey J. Jones II, filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q filed September 7, 2018, file number 1-06089, is incorporated herein by reference.

10.32	* H&R Block, Inc. 2018 Long Term Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.

10.33
*    Form of 2018 Long Term Incentive Plan Award Agreement for Deferred Stock Units, as approved on November 3, 2017, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2017, file number 1-06089, is incorporated herein by reference.

10.34
*    Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.

10.35
*    Form of 2018 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.

10.36
*    Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 25, 2018, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.37
*    Form of 2018 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 25, 2018, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.38
*    Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 25, 2018, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.39
*    Form of 2018 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, as approved on June 25, 2018, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.40
*    Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 25, 2018, filed as Exhibit 10.5 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.41
*    Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 25, 2018, filed as Exhibit 10.6 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.42
*    Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 25, 2018, filed as Exhibit 10.7 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.43
*    Form of 2018 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 20, 2019, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.44
*    Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 20, 2019, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.45
*    Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 20, 2019, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.46
*    Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 20, 2019, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

H&R Block, Inc. | 2020 Form 10-K	73

10.47
*    Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 20, 2019, filed as Exhibit 10.5 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.48
*    Form of 2018 Long Term Incentive Plan Award Agreement for Two-Year Restricted Share Units, as approved on June 20, 2019, filed as Exhibit 10.6 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.49
*    Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Two-Year Restricted Share Units, as approved on June 20, 2019, filed as Exhibit 10.7 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.50
Third Amended and Restated Credit and Guarantee Agreement dated September 21, 2018, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 24, 2018, file number 1-06089, is incorporated herein by reference.

10.51
Amended and Restated Purchase and Assumption Agreement, dated August 5, 2015, by and among H&R Block Bank, Block Financial LLC, and BofI Federal Bank, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed August 5, 2015, file number 1-06089, is incorporated herein by reference.

10.52
Program Management Agreement, dated August 31, 2015, by and between Emerald Financial Services, LLC and BofI Federal Bank, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

10.53
First Amendment to Program Management Agreement dated as of July 27, 2017, by and between Emerald Financial Services, LLC and BofI Federal Bank filed as Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2017, file number 1-06089, is incorporated herein by reference.

10.54
Emerald Advance Receivables Participation Agreement, dated as of August 31, 2015, by and among Emerald Financial Services, LLC, BofI Federal Bank, HRB Participant I, LLC and H&R Block, Inc., filed as Exhibit 10.2 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

10.55
Guaranty Agreement, dated as of August 31, 2015, by and between H&R Block, Inc. and BofI Federal Bank, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed September 1, 2015, file number 1-06089, is incorporated herein by reference.

21	Subsidiaries of the Company.

22	List of Guarantor and Issuer Subsidiaries.

23	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Indicates management contracts, compensatory plans or arrangements.

74	2020 Form 10-K | H&R Block, Inc.