Form 10-Q
period 2020-07-31
H&R BLOCK INC
filed 2020-09-03
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	July 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on August 31, 2020: 192,898,471 shares.

Form 10-Q for the Period Ended July 31, 2020

PART I    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)	(unaudited, in 000s, except per share amounts)
	Three months ended July 31,
	2020	2019

REVENUES:
Service revenues	$550,951	$132,159
Royalty, product and other revenues	50,079	18,203
	601,030	150,362
OPERATING EXPENSES:
Costs of revenues	315,036	229,392
Selling, general and administrative	133,038	116,136
Total operating expenses	448,074	345,528

Other income (expense), net	3,211	9,123
Interest expense on borrowings	(32,125)	(21,071)
Income (loss) from continuing operations before income taxes (benefit)	124,042	(207,114)
Income taxes (benefit)	30,486	(61,390)
Net income (loss) from continuing operations	93,556	(145,724)
Net loss from discontinued operations, net of tax benefits of $685 and $1,358	(2,297)	(4,523)
NET INCOME (LOSS)	$91,259	$(150,247)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.48	$(0.72)
Discontinued operations	(0.01)	(0.02)
Consolidated	$0.47	$(0.74)

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$91,259	$(150,247)
Change in foreign currency translation adjustments	17,539	(2,320)
Other comprehensive income (loss)	17,539	(2,320)
Comprehensive income (loss)	$108,798	$(152,567)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2021 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	July 31, 2020	July 31, 2019	April 30, 2020

ASSETS
Cash and cash equivalents	$2,598,570	$607,668	$2,661,914
Cash and cash equivalents - restricted	208,015	157,786	211,106
Receivables, less allowance for credit losses of $67,636, $66,652 and $64,648	97,222	76,128	133,197
Prepaid expenses and other current assets	93,538	105,123	80,519
Total current assets	2,997,345	946,705	3,086,736
Property and equipment, at cost, less accumulated depreciation and amortization of $817,280, $764,891 and $796,192	168,830	199,679	184,367
Operating lease right of use asset	492,195	486,147	494,788
Intangible assets, net	400,025	419,391	414,976
Goodwill	724,288	821,278	712,138
Deferred tax assets and income taxes receivable	153,274	142,416	151,195
Other noncurrent assets	61,479	94,384	67,847
Total assets	$4,997,436	$3,110,000	$5,112,047
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$128,690	$122,156	$203,103
Accrued salaries, wages and payroll taxes	69,346	48,166	116,375
Accrued income taxes and reserves for uncertain tax positions	156,557	182,928	209,816
Current portion of long-term debt	—	—	649,384
Operating lease liabilities	209,556	186,355	195,537
Deferred revenue and other current liabilities	201,809	193,364	201,401
Total current liabilities	765,958	732,969	1,575,616
Long-term debt and line of credit borrowings	3,495,918	1,493,289	2,845,873
Deferred tax liabilities and reserves for uncertain tax positions	185,687	199,714	182,441
Operating lease liabilities	297,518	292,818	312,566
Deferred revenue and other noncurrent liabilities	117,078	100,406	124,510
Total liabilities	4,862,159	2,819,196	5,041,006
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 228,206,684, 236,744,360 and 228,206,684	2,282	2,367	2,282
Additional paid-in capital	772,782	759,449	775,387
Accumulated other comprehensive loss	(34,037)	(22,736)	(51,576)
Retained earnings	82,933	250,740	42,965
Less treasury shares, at cost, of 35,308,213, 35,785,391 and 35,731,376	(688,683)	(699,016)	(698,017)
Total stockholders' equity	135,277	290,804	71,041
Total liabilities and stockholders' equity	$4,997,436	$3,110,000	$5,112,047

See accompanying notes to consolidated financial statements.

2	Q1 FY2021 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Three months ended July 31,	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$91,259	$(150,247)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	39,508	38,605
Provision	2,809	552
Deferred taxes	(1,368)	6,825
Stock-based compensation	7,597	6,674
Changes in assets and liabilities, net of acquisitions:
Receivables	26,052	60,519
Prepaid expenses, other current and noncurrent assets	(8,460)	(9,917)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(123,011)	(284,643)
Deferred revenue, other current and noncurrent liabilities	(7,136)	(45,769)
Income tax receivables, accrued income taxes and income tax reserves	(46,964)	(99,929)
Other, net	(786)	(6,499)
Net cash used in operating activities	(20,500)	(483,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,311)	(15,181)
Payments made for business acquisitions, net of cash acquired	(13)	(394,411)
Franchise loans funded	(128)	(2,806)
Payments from franchisees	14,150	2,647
Other, net	(1,318)	50,944
Net cash provided by (used in) investing activities	4,380	(358,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(50,044)	(52,512)
Repurchase of common stock, including shares surrendered	(2,913)	(36,456)
Proceeds from exercise of stock options	1,147	1,206
Other, net	(4,910)	(12,431)
Net cash used in financing activities	(56,720)	(100,193)

Effects of exchange rate changes on cash	6,405	556

Net decrease in cash and cash equivalents, including restricted balances	(66,435)	(942,273)
Cash, cash equivalents and restricted cash, beginning of period	2,873,020	1,707,727
Cash, cash equivalents and restricted cash, end of period	$2,806,585	$765,454

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$79,138	$36,138
Interest paid on borrowings	26,457	15,519
Accrued purchase of common stock	—	16,801
Accrued additions to property and equipment	1,716	127
New operating right of use assets and related lease liabilities	52,171	157,216

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2021 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of May 1, 2020	228,207	$2,282	$775,387	$(51,576)	$42,965	(35,731)	$(698,017)	$71,041
Net income	—	—	—	—	91,259	—	—	91,259
Other comprehensive income	—	—	—	17,539	—	—	—	17,539
Stock-based compensation	—	—	7,422	—	—	—	—	7,422
Stock-based awards exercised or vested	—	—	(10,027)	—	(1,247)	627	12,247	973
Acquisition of treasury shares	—	—	—	—	—	(204)	(2,913)	(2,913)
Cash dividends declared - $0.26 per share	—	—	—	—	(50,044)	—	—	(50,044)
Balances as of July 31, 2020	228,207	$2,282	$772,782	$(34,037)	$82,933	(35,308)	$(688,683)	$135,277

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of May 1, 2019	238,337	$2,383	$767,636	$(20,416)	$499,386	(36,377)	$(707,462)	$541,527
Net loss	—	—	—	—	(150,247)	—	—	(150,247)
Other comprehensive loss	—	—	—	(2,320)	—	—	—	(2,320)
Stock-based compensation	—	—	6,557	—	—	—	—	6,557
Stock-based awards exercised or vested	—	—	(13,789)	—	(2,786)	906	17,631	1,056
Acquisition of treasury shares	—	—	—	—	—	(314)	(9,185)	(9,185)
Repurchase and retirement of common shares	(1,593)	(16)	(955)	—	(43,101)	—	—	(44,072)
Cash dividends declared - $0.26 per share	—	—	—	—	(52,512)	—	—	(52,512)
Balances as of July 31, 2019	236,744	$2,367	$759,449	$(22,736)	$250,740	(35,785)	$(699,016)	$290,804

See accompanying notes to consolidated financial statements.

4	Q1 FY2021 Form 10-Q | H&R Block, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of July 31, 2020 and 2019, the consolidated statements of operations and comprehensive income (loss) for the three months ended July 31, 2020 and 2019, the consolidated statements of cash flows for the three months ended July 31, 2020 and 2019, and the consolidated statements of stockholders' equity for the three months ended July 31, 2020 and 2019 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of July 31, 2020 and 2019 and for all periods presented, have been made.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc. or to H&R Block, Inc. and its subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2020 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2020 or for the year then ended are derived from our Annual Report on Form 10-K.
MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the evaluation of contingent losses arising from our discontinued mortgage business, contingent losses associated with pending claims and litigation, reserves for uncertain tax positions, fair value of reporting units, and related matters. Estimates have been prepared based on the best information available as of each balance sheet date. As such, actual results could differ materially from those estimates.
SEASONALITY OF BUSINESS – Because the majority of our clients file their tax returns during the period from February through April in a typical year, a substantial majority of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through the first three quarters of our fiscal year. As a result of the COVID-19 pandemic, on March 21, 2020, the federal tax filing deadline in the United States (U.S.) for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020. Substantially all U.S. states with an April 15 individual state income tax filing requirement extended their respective deadlines. In Canada, the deadline for individuals to file was extended to June 1, 2020. These extensions have impacted the typical seasonality of our business and the comparability of our financial results. Consequently, a portion of revenues and expenses that would have normally been recognized in our fourth quarter of fiscal year 2020 shifted to the first quarter of fiscal year 2021. Results for interim periods are not indicative of results to be expected for the full fiscal year.
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See note 10 for additional information on litigation, claims, and other loss contingencies related to our discontinued operations.
NEW ACCOUNTING PRONOUNCEMENTS –
Current Expected Credit Losses. In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13), "Measurement of Credit Losses on Financial Instruments," which replaces the existing incurred credit loss model for an expected credit loss model. We adopted ASU 2016-13 as of May 1, 2020, which did not have a material impact on our consolidated financial statements.

H&R Block, Inc. | Q1 FY2021 Form 10-Q	5

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. Tax Services business. The following table disaggregates our U.S. Tax Services revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

		(in 000s)
	Three months ended July 31,
	2020	2019
Revenues:
U.S. assisted tax preparation	$337,728	$32,992
U.S. royalties	35,949	6,859
U.S. DIY tax preparation	67,595	3,410
International	67,818	40,581
Refund Transfers	10,553	1,509
Emerald Card®	17,055	13,855
Peace of Mind® Extended Service Plan	31,995	32,837
Tax Identity Shield®	9,367	4,522
Interest and fee income on Emerald AdvanceTM	663	554
Wave	12,067	3,625
Other	10,240	9,618
Total revenues	$601,030	$150,362

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Three months ended July 31,	2020	2019	2020	2019
Balance, beginning of the period	$183,685	$212,511	$21,618	$27,306
Amounts deferred	18,217	1,723	128	23
Amounts recognized on previous deferrals	(37,205)	(38,212)	(4,348)	(5,324)
Balance, end of the period	$164,697	$176,022	$17,398	$22,005

As of July 31, 2020, deferred revenue related to POM was $164.7 million. We expect that $102.4 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following sixty months.
As of July 31, 2020 and 2019, Tax Identity Shield® (TIS) deferred revenue was $24.8 million and $25.4 million, respectively. Deferred revenue related to TIS was $30.8 million and $29.7 million at April 30, 2020 and 2019, respectively. All deferred revenue related to TIS will be recognized within the next nine months.
NOTE 3: EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS (LOSS) PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income or loss from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 1.3 million shares for the three months ended July 31, 2020 as the effect would be antidilutive, and 3.7 million shares for the three months ended July 31, 2019, as the effect would be antidilutive due to the net loss from continuing operations during the period.

6	Q1 FY2021 Form 10-Q | H&R Block, Inc.

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended July 31,
	2020	2019
Net earnings (loss) from continuing operations attributable to shareholders	$93,556	$(145,724)
Amounts allocated to participating securities	(327)	(149)
Net earnings (loss) from continuing operations attributable to common shareholders	$93,229	$(145,873)

Basic weighted average common shares	192,598	202,037
Potential dilutive shares	1,469	—
Dilutive weighted average common shares	194,067	202,037

Earnings (loss) per share from continuing operations attributable to common shareholders:
Basic	$0.48	$(0.72)
Diluted	0.48	(0.72)

The weighted average shares outstanding for the three months ended July 31, 2020 decreased to 192.6 million from 202.0 million for the three months ended July 31, 2019. The decrease is due to share repurchases completed in the prior year.
STOCK-BASED COMPENSATION – During the three months ended July 31, 2020, we acquired 0.2 million shares of our common stock at an aggregate cost of $2.9 million, which represent shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards. During the three months ended July 31, 2019, we acquired 0.3 million shares at an aggregate cost of $9.2 million for similar purposes.
During the three months ended July 31, 2020 and 2019, we issued 0.6 million and 0.9 million shares of common stock, respectively, due to the vesting or exercise of stock-based awards.
During the three months ended July 31, 2020, we granted awards equivalent to 1.8 million shares under our stock-based compensation plans, consisting of nonvested units. Stock-based compensation expense of our continuing operations totaled $7.6 million for the three months ended July 31, 2020 and $6.7 million for the three months ended July 31, 2019. As of July 31, 2020, unrecognized compensation cost for nonvested shares and units totaled $53.8 million.

H&R Block, Inc. | Q1 FY2021 Form 10-Q	7

NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	July 31, 2020		July 31, 2019		April 30, 2020
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$10,981	$31,360	$12,301	$45,542	$25,397	$31,329
Receivables for U.S. assisted and DIY tax preparation and related fees	34,586	3,112	19,686	3,716	47,030	3,112
H&R Block Instant RefundTM receivables	1,129	1,596	880	1,780	15,031	1,325
H&R Block Emerald Advance® lines of credit	9,372	10,478	8,136	10,249	10,001	14,081
Software receivables from retailers	2,004	—	1,395	—	7,341	—
Royalties and other receivables from franchisees	20,135	39	7,834	99	9,861	42
Wave payment processing receivables	2,324	—	3,041	—	3,200	—
Other	16,691	1,646	22,855	2,251	15,336	1,828
Total	$97,222	$48,231	$76,128	$63,637	$133,197	$51,717

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of July 31, 2020 loans with a principal balance of $0.1 million were more than 90 days past due. As of July 31, 2019, loans with a principal balance of $2.0 million were more than 90 days past due. We had no loans to franchisees on non-accrual status.
H&R BLOCK INSTANT REFUNDTM PROGRAM – H&R Block Instant RefundTM amounts are generally received from the Canada Revenue Agency (CRA) within 60 days of filing the client's return, with the remaining balance collectible from the client.
We review the credit quality of our Instant Refund receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by year of origination, as of July 31, 2020 are as follows:

		(in 000s)
Year of Origination	Balance	Non-Accrual

2020	$4,737	$366
2019 and prior	241	241
	4,978	$607
Allowance	(2,253)
Net balance	$2,725

8	Q1 FY2021 Form 10-Q | H&R Block, Inc.

H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our purchased participation interests in Emerald AdvanceTM (EA) receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, as of July 31, 2020, by year of origination, are as follows:

(in 000s)
Year of origination:	Balance	Non-Accrual
2020	$29,176	$29,176
2019 and prior	4,886	4,886
Revolving loans	14,962	13,729
	49,024	$47,791
Allowance	(29,174)
Net balance	$19,850

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for our EA and all other short-term and long-term receivables for the three months ended July 31, 2020 and 2019 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of April 30, 2020	$32,034	$50,446	$82,480
Provision	(2,860)	5,669	2,809
Charge-offs, recoveries and other	—	(2,214)	(2,214)
Balances as of July 31, 2020	$29,174	$53,901	$83,075

Balances as of April 30, 2019	$27,535	$53,938	$81,473
Provision	—	552	552
Charge-offs, recoveries and other	—	(322)	(322)
Balances as of July 31, 2019	$27,535	$54,168	$81,703

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended July 31, 2020 and 2019 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of April 30, 2020	$850,435	$(138,297)	$712,138
Acquisitions	—	—	—
Disposals and foreign currency changes, net	12,150	—	12,150
Impairments	—	—	—
Balances as of July 31, 2020	$862,585	$(138,297)	$724,288

Balances as of April 30, 2019	$552,234	$(32,297)	$519,937
Acquisition of Wave (1)	303,359	—	303,359
Other acquisitions	1,083	—	1,083
Disposals and foreign currency changes, net	(3,101)	—	(3,101)
Impairments	—	—	—
Balances as of July 31, 2019	$853,575	$(32,297)	$821,278

(1)	At July 31, 2019, the fair value of the acquired goodwill related to our acquisition of Wave was provisional pending the final purchase price allocation.
We test goodwill for impairment annually in our fourth quarter, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block, Inc. | Q1 FY2021 Form 10-Q	9

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of July 31, 2020:
Reacquired franchise rights	$365,506	$(165,721)	$199,785
Customer relationships	314,920	(235,645)	79,275
Internally-developed software	159,195	(115,976)	43,219
Noncompete agreements	41,112	(34,193)	6,919
Franchise agreements	19,201	(14,934)	4,267
Purchased technology	122,700	(61,313)	61,387
Trade name	5,800	(627)	5,173
	$1,028,434	$(628,409)	$400,025
As of July 31, 2019:
Reacquired franchise rights	$350,679	$(141,954)	$208,725
Customer relationships	300,156	(203,283)	96,873
Internally-developed software	144,768	(111,892)	32,876
Noncompete agreements	40,358	(31,980)	8,378
Franchise agreements	19,201	(13,654)	5,547
Purchased technology	104,700	(45,166)	59,534
Trade name	5,800	(48)	5,752
Acquired assets pending final allocation (1)	1,706	—	1,706
	$967,368	$(547,977)	$419,391
As of April 30, 2020:
Reacquired franchise rights	$365,062	$(159,754)	$205,308
Customer relationships	314,191	(227,445)	86,746
Internally-developed software	154,083	(113,698)	40,385
Noncompete agreements	41,072	(33,639)	7,433
Franchise agreements	19,201	(14,614)	4,587
Purchased technology	122,700	(57,548)	65,152
Trade name	5,800	(483)	5,317
Acquired assets pending final allocation (1)	48	—	48
	$1,022,157	$(607,181)	$414,976

(1)    Represents franchisee and competitor business acquisitions for which final purchase price allocations have not yet been determined.
We made payments to acquire businesses totaling $13 thousand and $394.4 million during the three months ended July 31, 2020 and 2019, respectively. The three months ended July 31, 2019 included the acquisition of Wave HQ Inc. (formerly known as Wave Financial Inc.) and its subsidiaries (collectively, "Wave").
Amortization of intangible assets for the three months ended July 31, 2020 was $20.9 million compared to $18.2 million for the three months ended July 31, 2019. Estimated amortization of intangible assets for fiscal years 2021, 2022, 2023, 2024 and 2025 is $76.1 million, $59.8 million, $41.9 million, $31.0 million and $17.9 million, respectively.

10	Q1 FY2021 Form 10-Q | H&R Block, Inc.

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	July 31, 2020	July 31, 2019	April 30, 2020
Senior Notes, 4.125%, due October 2020	$650,000	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000	350,000
Committed line of credit borrowings	2,000,000	—	2,000,000
Debt issuance costs and discounts	(4,082)	(6,711)	(4,743)
	3,495,918	1,493,289	3,495,257
Less: Current portion	—	—	(649,384)
	$3,495,918	$1,493,289	$2,845,873

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of July 31, 2020.
In order to strengthen our liquidity and ensure maximum flexibility, during the fourth quarter of fiscal year 2020, we drew the full amount of our $2.0 billion CLOC. We had $2.0 billion outstanding on our CLOC as of July 31, 2020, which we expect to repay in full in September 2020.
The estimated fair value of our long-term debt, including the current portion of long-term debt, as of July 31, 2020 and 2019 and April 30, 2020 totaled $3.6 billion, $1.6 billion and $3.5 billion, respectively.
On August 7, 2020, we issued $650.0 million of 3.875% Senior Notes due August 15, 2030 (2030 Senior Notes). The 2030 Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. As of April 30, 2020, our $650.0 million notes due in October 2020 (October 2020 Senior Notes) were classified as a current liability. As we intend to use the net proceeds from the 2030 Senior Notes to repay our October 2020 Senior Notes, our October 2020 Senior Notes have been reclassified to long-term as of July 31, 2020.
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

H&R Block, Inc. | Q1 FY2021 Form 10-Q	11

returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
A discrete income tax expense of $0.6 million was recorded in the three months ended July 31, 2020 compared to a discrete tax benefit of $8.3 million in the same period of the prior year. The discrete tax expense recorded in the current period primarily resulted from interest recorded on existing uncertain tax benefits. The discrete tax benefit recorded in the prior year resulted primarily from favorable audit settlements and valuation allowance changes related to utilization of foreign losses.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 24.6% and 29.6% for the three months ended July 31, 2020 and 2019, respectively. Discrete items increased the effective tax rate for the three months ended July 31, 2020 and 2019 by 0.5% and 4.0%, respectively. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate through our first quarter to be significantly different than the rate for our full fiscal year.
We had gross unrecognized tax benefits of $171.6 million, $179.2 million and $168.1 million as of July 31, 2020 and 2019 and April 30, 2020, respectively. The gross unrecognized tax benefits increased $3.5 million and decreased$5.9 million during the three months ended July 31, 2020 and 2019, respectively. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $12.1 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various tax matters currently under exam. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
NOTE 8: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
	Three months ended July 31,
	2020	2019
Interest income	$1,159	$8,026
Foreign currency gains (losses), net	392	9
Other, net	1,660	1,088
	$3,211	$9,123

NOTE 9: COMMITMENTS AND CONTINGENCIES
Assisted tax returns, as well as services provided under Tax Pro GoSM and Tax Pro Review®, are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $10.1 million, $8.8 million and $9.4 million as of July 31, 2020 and 2019 and April 30, 2020, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $13.3 million, $9.6 million and $14.2 million as of July 31, 2020 and 2019 and April 30, 2020, respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $41.1 million at July 31, 2020, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $38.6 million.

12	Q1 FY2021 Form 10-Q | H&R Block, Inc.

We have provided two limited guarantees related to our 2020 tax season Refund Advance Program Agreement. We have provided a limited guarantee up to $7.5 million related to loans to clients prior to the IRS accepting electronic filing. We accrued an estimated liability of $2.5 million at April 30, 2020 related to this guarantee. As of July 31, 2020, we have accrued $2.2 million related to this guarantee. Additionally, we provided a limited guarantee for the remaining loans, up to $57 million in the aggregate, which would cover certain incremental loan losses. We accrued an estimated liability of $2.9 million at April 30, 2020 related to this guarantee. We have no amounts accrued related to this guarantee as of July 31, 2020 as collections exceeded our expectations during the extended tax season.

Both the U.S. and Canada implemented emergency economic relief programs as a way of minimizing the economic impact of the global COVID-19 pandemic. In the U.S., the Coronavirus Aid, Relief, and Economic Security (CARES) Act includes, among other items, provisions relating to refundable payroll tax credits and deferment of certain tax payments through the end of calendar 2020. In Canada the COVID-19 Economic Response Plan includes the Canada Emergency Wage Subsidy (CEWS). For our U.S. businesses we have elected to defer the employer-paid portion of social security taxes and are evaluating the employee retention credit, and in Canada we have received $14.6 million in wage subsidies during the quarter ended July 31, 2020 which has been treated as a government subsidy to offset related operating expenses.
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of July 31, 2020. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of July 31, 2020 and 2019 and April 30, 2020, our total accrued liabilities were $1.6 million, $1.6 million and $1.6 million, respectively.
Our estimate of the aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where

H&R Block, Inc. | Q1 FY2021 Form 10-Q	13

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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of July 31, 2020, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Free File Litigation. On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742). The case is styled The People of the State of California v. HRB Digital LLC, et al. The complaint alleges that H&R Block, Inc. and HRB Digital LLC engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting 4 years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. The City Attorney subsequently dismissed H&R Block, Inc. from the case and amended its complaint to add HRB Tax Group, Inc. We filed a motion to stay the case based on the primary jurisdiction doctrine, which remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On May 17, 2019, a putative class action complaint was filed against H&R Block, Inc., HRB Tax Group, Inc. and HRB Digital LLC in the Superior Court of the State of California, County of San Francisco (Case No. CGC-19576093). The case is styled Snarr v. HRB Tax Group, Inc., et al. The case was removed to the United States District Court for the Northern District of California on June 21, 2019 (Case No. 3:19-cv-03610-SK). The plaintiffs filed a first amended complaint on August 9, 2019, dropping H&R Block, Inc. from the case. In the amended complaint, the plaintiffs seek to represent classes of all persons, between May 17, 2015 and the present, who (1) paid to file one or more federal tax returns through H&R Block’s internet-based filing system, (2) were eligible to file those tax returns for free through the H&R Block Free File offer of the IRS Free File Program, and (3) resided in and were citizens of California at the time of the payments. The plaintiffs generally allege unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., and California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The plaintiffs seek declaratory and injunctive relief, restitution, compensatory damages, punitive damages, interest, attorneys’ fees and

14	Q1 FY2021 Form 10-Q | H&R Block, Inc.

costs. We filed a motion to stay the proceedings based on the primary jurisdiction doctrine and a motion to compel arbitration, both of which were denied. An appeal of the denial of the motion to compel arbitration is pending. We filed a motion to stay the claims pending the outcome of the appeal, as well as a motion to dismiss the claims, which also were denied. We filed an answer to the amended complaint on April 7, 2020. The parties filed a stipulation of voluntary dismissal of the claims of plaintiff Olosoni, without prejudice, and the termination of plaintiff Olosoni as a named plaintiff in the action on July 21, 2020. A trial date has been set for October 18, 2022. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On September 26, 2019, a putative class action complaint was filed against H&R Block, Inc., HRB Tax Group, Inc., HRB Digital LLC and Free File, Inc. in the United States District Court for the Western District of Missouri (Case No. 4:19-cv-00788-GAF) styled Swanson v. H&R Block, Inc., et al. The plaintiff seeks to represent both a nationwide class and a California subclass of all persons eligible for the IRS Free File Program who paid to use an H&R Block product to file an online tax return for the 2002 through 2018 tax filing years. The plaintiff generally alleges unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., California Unfair Competition Law, California Business and Professions Code §§17200, et seq., in addition to breach of contract and fraud. The plaintiff seeks injunctive relief, disgorgement, compensatory damages, statutory damages, punitive damages, interest, attorneys’ fees and costs. The court granted a motion to dismiss filed by defendant Free File, Inc. for lack of personal jurisdiction. We filed a motion to stay the proceedings based on the primary jurisdiction doctrine and a motion to compel arbitration. The court granted our motion to compel arbitration on July 27, 2020 and stayed the case pending the outcome of arbitration. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

H&R Block, Inc. | Q1 FY2021 Form 10-Q	15

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

16	Q1 FY2021 Form 10-Q | H&R Block, Inc.

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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of July 31, 2020, total approximately $274 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

H&R Block, Inc. | Q1 FY2021 Form 10-Q	17

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT DEVELOPMENTS
On July 1, 2020, we provided written notice to Axos Bank ("Axos") of the termination of the Program Management Agreement by and between Emerald Financial Services, LLC , a wholly–owned indirect subsidiary of the Company, and Axos, effective July 1, 2020. On August 5, 2020, we entered into a Program Management Agreement with MetaBank, N.A. (“Meta”), a wholly-owned subsidiary of Meta Financial Group, Inc. Under the Meta Program Management Agreement and its ancillary agreements and related product schedules, Meta will act as the bank provider of H&R Block-branded financial products, including Emerald AdvanceTM, Emerald Card, Emerald Savings, Refund Advance, and Refund Transfer in the United States.
On August 7, 2020, we issued $650.0 million of 3.875% Senior Notes due August 15, 2030 (2030 Senior Notes). The 2030 Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. We intend to use the net proceeds from the 2030 Senior Notes to repay, at maturity, the $650.0 million in principal outstanding of our 4.125% notes due 2020, which mature on October 1, 2020, and for general corporate purposes.
FINANCIAL OVERVIEW
As a result of the COVID-19 pandemic, on March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020, and substantially all U.S. states with an April 15 individual state income tax filing requirement extended their respective deadlines. In Canada, the deadline for individuals to file was extended to June 1, 2020. In addition, governments around the world have taken a variety of actions to contain the spread of COVID-19. Jurisdictions in which we operate imposed, and continue to impose, various restrictions on our business, including capacity and other operational limitations, social distancing requirements, and in limited instances required us to close certain offices. One of our top priorities has been providing for the health and safety of our clients, associates, and franchisees, while still providing taxpayers access to help in getting their refunds during this difficult economic time. These events have impacted the typical seasonality of our business and the comparability of our financial results. Consequently, a portion of revenues and expenses that would have normally been recognized in our fourth quarter of fiscal year 2020 shifted to the first quarter of fiscal year 2021.
As we continued to finish out the tax season in our first quarter of fiscal year 2021, we had more offices open, increased office hours, and had more tax professionals than we would typically have in the first quarter. However, this was less than we would typically have during a tax season to serve clients.
Due to the extension of the tax season, our revenues increased $450.7 million, or 299.7% and we recorded pretax income during the quarter of $124.0 million compared to a loss of $207.1 million in the prior year.
For more detail on the entire U.S. individual 2019 tax filing season volumes see our Form 8-K filed on July 28, 2020.
RESULTS OF OPERATIONS
Our subsidiaries provide assisted, DIY, and digital tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our financial partners, to the general public primarily in the U.S., Canada, Australia, and their respective territories. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We also offer small business financial solutions through our company-owned or franchise offices and online through Wave. We report a single segment that includes all of our continuing operations.

18	Q1 FY2021 Form 10-Q | H&R Block, Inc.

U.S. Operating Statistics
Three months ended July 31,	2020	2019	Change	% Change
Tax returns prepared: (in 000s) (1)
Company-owned operations	1,439	136	1,303	958.1%
Franchise operations	548	74	474	640.5%
Total assisted	1,987	210	1,777	846.2%

Desktop	489	19	470	2,473.7%
Online	1,019	51	968	1,898.0%
Total DIY	1,508	70	1,438	2,054.3%

Total U.S. Returns	3,495	280	3,215	1,148.2%

Net Average Charge: (2)
Company-owned operations	$234.82	$254.53	$(19.71)	(7.7)%
Franchise operations (3)	220.78	244.06	(23.28)	(9.5)%
DIY	44.83	48.31	(3.48)	(7.2)%

(1)
An assisted tax return is defined as a current or prior year individual tax return that has been accepted and paid for by the client.  Also included are Tax Pro GoSM, Tax Pro Review®, and business returns. A DIY return is defined as a return that has been electronically filed and accepted by the IRS, including online returns paid and printed. Returns of 193 thousand and 11 thousand for the periods ending July 31, 2020 and 2019, respectively, filed using the IRS Free File program have been excluded as we will no longer participate in the program after October 2020.

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

H&R Block, Inc. | Q1 FY2021 Form 10-Q	19

Consolidated - Financial Results		(in 000s, except per share amounts)
Three months ended July 31,	2020	2019	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$337,728	$32,992	$304,736	923.7%
U.S. royalties	35,949	6,859	29,090	424.1%
U.S. DIY tax preparation	67,595	3,410	64,185	1,882.3%
International	67,818	40,581	27,237	67.1%
Refund Transfers	10,553	1,509	9,044	599.3%
Emerald Card®	17,055	13,855	3,200	23.1%
Peace of Mind® Extended Service Plan	31,995	32,837	(842)	(2.6)%
Tax Identity Shield®	9,367	4,522	4,845	107.1%
Interest and fee income on Emerald AdvanceTM	663	554	109	19.7%
Wave	12,067	3,625	8,442	232.9%
Other	10,240	9,618	622	6.5%
Total revenues	601,030	150,362	450,668	299.7%

Compensation and benefits:
Field wages	118,542	53,803	64,739	120.3%
Other wages	60,694	53,837	6,857	12.7%
Benefits and other compensation	33,798	26,474	7,324	27.7%
	213,034	134,114	78,920	58.8%
Occupancy	99,300	92,152	7,148	7.8%
Marketing and advertising	18,811	6,779	12,032	177.5%
Depreciation and amortization	39,508	38,605	903	2.3%
Bad debt	1,856	(968)	2,824	**
Other	75,565	74,846	719	1.0%
Total operating expenses	448,074	345,528	102,546	29.7%
Other income (expense), net	3,211	9,123	(5,912)	(64.8)%
Interest expense on borrowings	(32,125)	(21,071)	(11,054)	(52.5)%
Pretax income (loss)	124,042	(207,114)	331,156	**
Income taxes (benefit)	30,486	(61,390)	(91,876)	**
Net income (loss) from continuing operations	93,556	(145,724)	239,280	**
Net loss from discontinued operations	(2,297)	(4,523)	2,226	49.2%
Net income (loss)	$91,259	$(150,247)	$241,506	**

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.48	$(0.72)	$1.20	**
Discontinued operations	(0.01)	(0.02)	0.01	50.0%
Consolidated	$0.47	$(0.74)	$1.21	**

EBITDA from continuing operations (1)	$195,675	$(147,438)	$343,113	**

(1) See "Non-GAAP FInancial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended July 31, 2020 compared to July 31, 2019
Due to the extension of the tax season related to the COVID-19 pandemic, we had significant increases in the number of tax returns prepared in all categories compared to the prior year. This resulted in increases in almost all categories of our revenues, with total revenues increasing $450.7 million, or 299.7% International revenues increased $27.2 million, or 67.1% due to higher tax returns prepared in our Canadian operations due to the extension of the Canadian tax season as described above.
Wave revenues increased $8.4 million, or 232.9%. We acquired Wave on June 28, 2019, and Wave's results have been included in our results of operations since that date.

20	Q1 FY2021 Form 10-Q | H&R Block, Inc.

Total operating expenses increased $102.5 million, or 29.7%, from the prior year period. Field wages increased $64.7 million, or 120.3%, primarily due to the increase in tax return volumes, which was partially offset by Canadian wage subsidies. Other wages increased $6.9 million, or 12.7%, primarily due to higher bonus accruals based on the results of the extended tax season and the acquisition of Wave. Benefits and other compensation increased $7.3 million, or 27.7% primarily due to higher payroll taxes as a result of higher wages. Occupancy expenses increased $7.1 million, or 7.8%, due to additional office related expenses as a result of the extension of the tax season and higher rent due to an increase in the number of offices over the prior year. Marketing expense increased $12.0 million, or 177.5%, due to the extension of the tax season.
Other expenses increased $0.7 million, or 1.0%. The components of other expenses are as follows:

Three months ended July 31,	2020	2019	$ Change	% Change
Consulting and outsourced services	$20,365	$18,189	$2,176	12.0%
Bank partner fees	(1,039)	1,482	(2,521)	**
Client claims and refunds	5,727	9,244	(3,517)	(38.0)%
Employee travel and related expenses	2,713	8,425	(5,712)	(67.8)%
Technology-related expenses	16,607	17,410	(803)	(4.6)%
Credit card/bank charges	14,226	3,992	10,234	256.4%
Insurance	3,899	4,394	(495)	(11.3)%
Legal fees and settlements	4,061	3,273	788	24.1%
Supplies	3,694	3,286	408	12.4%
Other	5,312	5,151	161	3.1%
	$75,565	$74,846	$719	1.0%

Bank partner fees decreased $2.5 million due to a reduction in the credit loss guarantee related to Refund Advances. Credit card and bank charges increased $10.2 million as a result of higher transaction volumes for assisted tax preparation and DIY tax preparation and higher Wave payment processing fees resulting from the acquisition of Wave.
We recorded income taxes in the current year of $30.5 million compared to income tax benefits of $61.4 million in the prior year. See Item 1, note 7 to the consolidated financial statements for additional discussion.
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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of July 31, 2020 are sufficient to meet our operating, investing and financing needs.

H&R Block, Inc. | Q1 FY2021 Form 10-Q	21

DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the three months ended July 31, 2020 and 2019. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Three months ended July 31,	2020	2019
Net cash provided by (used in):
Operating activities	$(20,500)	$(483,829)
Investing activities	4,380	(358,807)
Financing activities	(56,720)	(100,193)
Effects of exchange rates on cash	6,405	556
Net change in cash, cash equivalents and restricted cash	$(66,435)	$(942,273)

Operating Activities. Cash used in operations decreased, primarily due to the extension of the 2019 tax season into our fiscal first quarter due to COVID-19.
Investing Activities. Cash provided by investing activities totaled $4.4 million for the three months ended July 31, 2020 compared to cash used in investing activities of $358.8 million in the prior year period. This change is due to the prior year acquisition of Wave.
Financing Activities. Cash used in financing activities totaled $56.7 million for the three months ended July 31, 2020 compared to $100.2 million in the prior year period. This change resulted primarily from share repurchases in the prior year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $50.0 million and $52.5 million for the three months ended July 31, 2020 and 2019, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Our current share repurchase program has remaining authorization of $751.8 million which is effective through June 2022. We did not repurchase any shares during the current year period. In the prior year period, we repurchased $44.1 million of our common stock at an average price of $27.68 per share.
Share repurchases may be effectuated through open market transactions, some of which may be effectuated under SEC Rule 10b5-1. The Company may cancel, suspend, or extend the period for the purchase of shares at any time. Any repurchases will be funded primarily through available cash and cash from operations. Although we may continue to repurchase shares, there is no assurance that we will purchase up to the full Board authorization.
Capital Investment. Capital expenditures totaled $8.3 million and $15.2 million for the three months ended July 31, 2020 and 2019, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $13 thousand in the current year compared to Wave and franchisee and competitor businesses totaling $394.4 million in the prior year. See Item 1, note 5 for additional information on our acquisitions.
FINANCING RESOURCES – In the fourth quarter of fiscal year 2020, we drew down the full $2.0 billion available under our CLOC to increase our cash position and maximize flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic, which we expect to repay in full in September 2020.
On August 7, 2020, we issued the 2030 Senior Notes. As of April 30, 2020, our $650.0 million notes due in October 2020 (October 2020 Senior Notes) were classified as a current liability. As we intend to use the net proceeds from the 2030 Senior Notes to repay our October 2020 Senior Notes, our October 2020 Senior Notes have been reclassified to long-term as of July 31, 2020.

22	Q1 FY2021 Form 10-Q | H&R Block, Inc.

The following table provides ratings for debt issued by Block Financial as of July 31, 2020 and April 30, 2020:

As of	July 31, 2020			April 30, 2020
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Negative
S&P	A-2	BBB	Negative	A-2	BBB	Negative
Other than described above, there have been no material changes in our borrowings from those reported as of April 30, 2020 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of July 31, 2020, we held cash and cash equivalents, excluding restricted amounts, of $2.6 billion, including $152.7 million held by our foreign subsidiaries.
Foreign Operations. When necessary, our international businesses are funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of July 31, 2020.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a increase of $6.4 million during the three months ended July 31, 2020 compared to a increase of $0.6 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – Except as described in Recent Developments related to the Axos Program Management Agreement, Meta Program Management Agreement, and 2030 Senior Notes issuance, there have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2020 in our Annual Report on Form 10-K.
SUMMARIZED GUARANTOR FINANCIAL STATEMENTS – Block Financial is a 100% owned subsidiary of H&R Block, Inc. Block Financial is the Issuer and H&R Block, Inc. is the full and unconditional Guarantor of our Senior Notes, CLOC and other indebtedness issued from time to time.
The following table presents summarized financial information for H&R Block, Inc. (Guarantor) and Block Financial (Issuer) on a combined basis after intercompany eliminations and excludes investments in and equity earnings in non-guarantor subsidiaries.

SUMMARIZED BALANCE SHEET	(in 000s)
As of July 31, 2020	Guarantor and Issuer

Current assets	$52,836
Noncurrent assets	3,632,226
Current liabilities	48,854
Noncurrent liabilities	3,504,209

SUMMARIZED STATEMENTS OF OPERATIONS	(in 000s)
Three months ended July 31, 2020	Guarantor and Issuer

Total revenues	$21,015
Loss from continuing operations before income taxes	(12,725)
Net loss from continuing operations	(9,793)
Net loss	(12,090)

The table above reflects $3.6 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries.

H&R Block, Inc. | Q1 FY2021 Form 10-Q	23

REGULATORY ENVIRONMENT
On November 17, 2017, the CFPB published its final rule changing the regulation of certain consumer credit products, including payday loans, vehicle title loans, and high-cost installment loans (Payday Rule). Certain limited provisions of the Payday Rule became effective on January 16, 2018, but most provisions were scheduled to go into effect on August 19, 2019. On November 6, 2018, a judge from the U.S. District Court for the Western District of Texas issued a stay of the Payday Rule's August 19, 2019 compliance date, which stay remains in effect until further notice from the Court. On July 7, 2020, the CFPB issued a final rule revoking the mandatory underwriting provisions of the Payday Rule.
Given these developments, we are unsure whether, when, or in what form the Payday Rule will go into effect. The timing to resolve the litigation is unclear. We do not currently expect the Payday Rule to have a material adverse impact on the Emerald AdvanceTM product, our business, or our consolidated financial position, results of operations, and cash flows. We will continue to monitor and analyze the potential impact of any further Payday Rule developments on the Company.
There have been no other material changes in our regulatory environment from what was reported as of April 30, 2020 in our Annual Report on Form 10-K.
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

H&R Block, Inc. | Q1 FY2021 Form 10-Q	24

The following is a reconciliation of net income (loss) to EBITDA from continuing operations, which is a non-GAAP financial measure:

		(in 000s)
	Three months ended July 31,
	2020	2019
Net income (loss) - as reported	$91,259	$(150,247)
Discontinued operations, net	2,297	4,523
Net income (loss) from continuing operations - as reported	93,556	(145,724)
Add back:
Income taxes (benefit) of continuing operations	30,486	(61,390)
Interest expense of continuing operations	32,125	21,071
Depreciation and amortization of continuing operations	39,508	38,605
	102,119	(1,714)
EBITDA from continuing operations	$195,675	$(147,438)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

(in 000s, except per share amounts)
	Three months ended July 31,
	2020	2019

Net income (loss) from continuing operations - as reported	$93,556	$(145,724)

Adjustments:
Amortization of intangibles related to acquisitions (pretax)	18,577	16,239
Tax effect of adjustments (1)	(4,400)	(4,162)
Adjusted net income (loss) from continuing operations	$107,733	$(133,647)

Diluted earnings (loss) per share - as reported	$0.48	$(0.72)
Adjustments, net of tax	0.07	0.06
Adjusted earnings (loss) per share	$0.55	$(0.66)

(1)    Tax effect of adjustments is the difference between the tax provision calculated on a GAAP basis and on an adjusted non-GAAP basis.
FORWARD-LOOKING INFORMATION
This report and other documents filed with the SEC may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or variation of words such as "expects," "anticipates," "intends," "plans," "believes," "commits," "seeks," "estimates," "projects," "forecasts," "targets," "would," "will," "should," "goal," "could," "may" or other similar expressions. Forward-looking statements provide management's current expectations or predictions of future conditions, events or results. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. They may include estimates of revenues, client trajectory, income, effective tax rate, earnings per share, cost savings, capital expenditures, dividends, share repurchases, liquidity, capital structure, market share, industry volumes or other financial items, descriptions of management's plans or objectives for future operations, services or products, or descriptions of assumptions underlying any of the above. They may also include the expected impact of the coronavirus (COVID–19) pandemic, including, without limitation, the impact on economic and financial markets, the Company's capital resources and financial condition, future expenditures, potential regulatory actions, such as extensions of tax filing deadlines or other related relief, changes in consumer behaviors and modifications to the Company's operations relating thereto.
All forward-looking statements speak only as of the date they are made and reflect the Company's good faith beliefs, assumptions and expectations, but they are not guarantees of future performance or events. Furthermore,

H&R Block, Inc. | Q1 FY2021 Form 10-Q	25

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
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended April 30, 2020 and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2020 in our Annual Report on Form 10-K.
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
We have been named, and from time to time will likely continue to be named, in various legal actions, including arbitrations, class or representative actions, actions or inquiries by state attorneys general and other regulators, and other litigation arising in connection with our various business activities, including relating to our various service and product offerings. For example, as previously reported, we are subject to litigation and have received and are responding to certain governmental inquiries relating to the IRS Free File program. These inquiries include requests for information and, in some cases, subpoenas from regulators and state attorneys general. On July 15, 2020, the New York State Department of Financial Services issued a press release and report on its investigation of certain tax preparers, including us, related to the IRS Free File program. We cannot predict whether this report or other inquiries could lead to further inquiries, further litigation, fines, injunctions or other regulatory or legislative actions or impacts on our brand, reputation and business. See discussion in Part I, Item 1, note 10 to the consolidated financial statements, and Item 8, note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. We also grant our franchisees a limited license to use our registered trademarks and, accordingly,

26	Q1 FY2021 Form 10-Q | H&R Block, Inc.

there is risk that one or more of the franchisees may be alleged to be controlled by us. Third parties, regulators or courts may seek to hold us responsible for the actions or failures to act by our franchisees. Adverse outcomes related to legal actions could result in substantial damages and could cause our earnings to decline. Negative public opinion could also result from our or our franchisees’ actual or alleged conduct in such claims, possibly damaging our reputation, which, in turn, could adversely affect our business prospects and cause the market price of our securities to decline.
Except as indicated above, there have been no material changes in our risk factors from those reported at April 30, 2020 in our Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the first quarter of fiscal year 2021 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	—	$—	—	$751,837
June 1 - June 30	166	$14.28	—	$751,837
July 1 - July 31	38	$14.25	—	$751,837
	204	$14.28	—

(1)	We purchased approximately 204 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.

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
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

4.1
Third Supplemental Indenture, dated August 7, 2020, among H&R Block, Inc., Block Financial LLC (formerly known as Block Financial Corporation), Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and U.S. Bank National Association, as separate trustee, filed as Exhibit 4.1 to the Company's current report on Form 8–K filed August 7, 2020, file number 1–06089, is incorporated herein by reference.

4.2
Officers’ Certificate, dated August 7, 2020, of Block Financial LLC (including the Form of the 3.875% Notes due 2030), filed as Exhibit 4.2 to the Company's current report on Form 8–K filed August 7, 2020, file number 1–06089, is incorporated herein by reference.

10.1	Program Management Agreement, dated August 5, 2020, by and between Emerald Financial Services, LLC and MetaBank, N.A.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

H&R Block, Inc. | Q1 FY2021 Form 10-Q	27

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

28	Q1 FY2021 Form 10-Q | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
September 3, 2020

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
September 3, 2020

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
September 3, 2020

H&R Block, Inc. | Q1 FY2021 Form 10-Q	29