Form 10-Q
period 2020-10-31
H&R BLOCK INC
filed 2020-12-08
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	October 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on November 30, 2020: 183,418,345 shares.

Form 10-Q for the Period Ended October 31, 2020

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS			(unaudited, in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2020	2019	2020	2019

REVENUES:
Service revenues	$160,962	$139,648	$711,913	$271,807
Royalty, product and other revenues	15,588	21,153	65,667	39,356
	176,550	160,801	777,580	311,163
OPERATING EXPENSES:
Costs of revenues	245,055	253,206	560,091	482,598
Selling, general and administrative	136,842	150,334	269,880	266,470
Total operating expenses	381,897	403,540	829,971	749,068

Other income (expense), net	(819)	2,739	2,392	11,862
Interest expense on borrowings	(30,861)	(21,306)	(62,986)	(42,377)
Loss from continuing operations before income taxes (benefit)	(237,027)	(261,306)	(112,985)	(468,420)
Income taxes (benefit)	(14,547)	(77,752)	15,939	(139,142)
Net loss from continuing operations	(222,480)	(183,554)	(128,924)	(329,278)
Net loss from discontinued operations, net of tax benefits of $1,363, $1,327, $2,048 and $2,685	(1,246)	(4,445)	(3,543)	(8,968)
NET LOSS	$(223,726)	$(187,999)	$(132,467)	$(338,246)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.17)	$(0.93)	$(0.68)	$(1.65)
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.04)
Consolidated	$(1.18)	$(0.95)	$(0.70)	$(1.69)

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.52	$0.52

COMPREHENSIVE LOSS:
Net loss	$(223,726)	$(187,999)	$(132,467)	$(338,246)
Change in foreign currency translation adjustments	2,330	919	19,869	(1,401)
Other comprehensive income (loss)	2,330	919	19,869	(1,401)
Comprehensive loss	$(221,396)	$(187,080)	$(112,598)	$(339,647)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2021 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	October 31, 2020	October 31, 2019	April 30, 2020

ASSETS
Cash and cash equivalents	$208,956	$245,312	$2,661,914
Cash and cash equivalents - restricted	178,368	176,332	211,106
Receivables, less allowance for credit losses of $66,808, $65,815 and $64,648	71,253	74,710	133,197
Prepaid expenses and other current assets	134,336	105,058	80,519
Total current assets	592,913	601,412	3,086,736
Property and equipment, at cost, less accumulated depreciation and amortization of $832,080, $784,535 and $796,192	164,742	206,216	184,367
Operating lease right of use asset	445,727	475,969	494,788
Intangible assets, net	390,371	425,377	414,976
Goodwill	727,483	815,331	712,138
Deferred tax assets and income taxes receivable	172,842	145,807	151,195
Other noncurrent assets	62,351	86,629	67,847
Total assets	$2,556,429	$2,756,741	$5,112,047
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$108,805	$111,439	$203,103
Accrued salaries, wages and payroll taxes	62,122	57,602	116,375
Accrued income taxes and reserves for uncertain tax positions	8,662	106,125	209,816
Current portion of long-term debt	—	648,651	649,384
Operating lease liabilities	191,114	162,897	195,537
Deferred revenue and other current liabilities	181,900	177,243	201,401
Total current liabilities	552,603	1,263,957	1,575,616
Long-term debt and line of credit borrowings	1,559,093	980,299	2,845,873
Deferred tax liabilities and reserves for uncertain tax positions	353,751	180,362	182,441
Operating lease liabilities	268,312	326,691	312,566
Deferred revenue and other noncurrent liabilities	102,636	81,179	124,510
Total liabilities	2,836,395	2,832,488	5,041,006
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 218,719,439, 231,024,069 and 228,206,684	2,187	2,310	2,282
Additional paid-in capital	773,691	765,220	775,387
Accumulated other comprehensive loss	(31,707)	(21,817)	(51,576)
Retained earnings (deficit)	(335,617)	(122,535)	42,965
Less treasury shares, at cost, of 35,301,097, 35,778,404 and 35,731,376	(688,520)	(698,925)	(698,017)
Total stockholders' equity (deficiency)	(279,966)	(75,747)	71,041
Total liabilities and stockholders' equity	$2,556,429	$2,756,741	$5,112,047

See accompanying notes to consolidated financial statements.

2	Q2 FY2021 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Six months ended October 31,	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132,467)	$(338,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,307	81,262
Provision	4,578	1,890
Deferred taxes	7,855	12,595
Stock-based compensation	14,935	16,094
Changes in assets and liabilities, net of acquisitions:
Receivables	51,584	71,859
Prepaid expenses, other current and noncurrent assets	(16,271)	13,889
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(141,905)	(267,257)
Deferred revenue, other current and noncurrent liabilities	(41,855)	(74,996)
Income tax receivables, accrued income taxes and income tax reserves	(87,333)	(206,278)
Other, net	833	(4,128)
Net cash used in operating activities	(262,739)	(693,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,584)	(42,854)
Payments made for business acquisitions, net of cash acquired	(3,674)	(416,925)
Franchise loans funded	(11,922)	(16,021)
Payments from franchisees	18,321	7,902
Other, net	427	50,839
Net cash used in investing activities	(23,432)	(417,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(2,000,000)	—
Proceeds from line of credit borrowings	70,000	135,000
Repayments of long-term debt	(650,000)	—
Proceeds from issuance of long-term debt	647,965	—
Dividends paid	(100,198)	(104,063)
Repurchase of common stock, including shares surrendered	(153,154)	(190,369)
Proceeds from exercise of stock options	1,133	1,215
Other, net	(21,691)	(18,544)
Net cash used in financing activities	(2,205,945)	(176,761)

Effects of exchange rate changes on cash	6,420	1,053

Net decrease in cash and cash equivalents, including restricted balances	(2,485,696)	(1,286,083)
Cash, cash equivalents and restricted cash, beginning of period	2,873,020	1,707,727
Cash, cash equivalents and restricted cash, end of period	$387,324	$421,644

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$94,066	$54,109
Interest paid on borrowings	61,183	39,952
Accrued additions to property and equipment	3,092	3,409
New operating right of use assets and related lease liabilities	71,537	204,962

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2021 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of May 1, 2020	228,207	$2,282	$775,387	$(51,576)	$42,965	(35,731)	$(698,017)	$71,041
Net income	—	—	—	—	91,259	—	—	91,259
Other comprehensive income	—	—	—	17,539	—	—	—	17,539
Stock-based compensation	—	—	7,422	—	—	—	—	7,422
Stock-based awards exercised or vested	—	—	(10,027)	—	(1,247)	627	12,247	973
Acquisition of treasury shares(1)	—	—	—	—	—	(204)	(2,913)	(2,913)
Cash dividends declared - $0.26 per share	—	—	—	—	(50,044)	—	—	(50,044)
Balances as of July 31, 2020	228,207	$2,282	$772,782	$(34,037)	$82,933	(35,308)	$(688,683)	$135,277
Net loss	—	—	—	—	(223,726)	—	—	(223,726)
Other comprehensive income	—	—	—	2,330	—	—	—	2,330
Stock-based compensation	—	—	6,768	—	—	—	—	6,768
Stock-based awards exercised or vested	—	—	(262)	—	(220)	13	262	(220)
Acquisition of treasury shares(1)	—	—	—	—	—	(6)	(99)	(99)
Repurchase and retirement of common shares	(9,488)	(95)	(5,597)	—	(144,450)	—	—	(150,142)
Cash dividends declared - $0.26 per share	—	—	—	—	(50,154)	—	—	(50,154)
Balances as of October 31, 2020	218,719	$2,187	$773,691	$(31,707)	$(335,617)	(35,301)	$(688,520)	$(279,966)

(1)    Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.

4	Q2 FY2021 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of May 1, 2019	238,337	$2,383	$767,636	$(20,416)	$499,386	(36,377)	$(707,462)	$541,527
Net loss	—	—	—	—	(150,247)	—	—	(150,247)
Other comprehensive loss	—	—	—	(2,320)	—	—	—	(2,320)
Stock-based compensation	—	—	6,557	—	—	—	—	6,557
Stock-based awards exercised or vested	—	—	(13,789)	—	(2,786)	906	17,631	1,056
Acquisition of treasury shares(1)	—	—	—	—	—	(314)	(9,185)	(9,185)
Repurchase and retirement of common shares	(1,593)	(16)	(955)	—	(43,101)	—	—	(44,072)
Cash dividends declared - $0.26 per share	—	—	—	—	(52,512)	—	—	(52,512)
Balances as of July 31, 2019	236,744	$2,367	$759,449	$(22,736)	$250,740	(35,785)	$(699,016)	$290,804
Net loss	—	—	—	—	(187,999)	—	—	(187,999)
Other comprehensive income	—	—	—	919	—	—	—	919
Stock-based compensation	—	—	9,331	—	—	—	—	9,331
Stock-based awards exercised or vested	—	—	(127)	—	(276)	13	264	(139)
Acquisition of treasury shares(1)	—	—	—	—	—	(6)	(173)	(173)
Repurchase and retirement of common shares	(5,720)	(57)	(3,433)	—	(133,449)	—	—	(136,939)
Cash dividends declared - $0.26 per share	—	—	—	—	(51,551)	—	—	(51,551)
Balances as of October 31, 2019	231,024	$2,310	$765,220	$(21,817)	$(122,535)	(35,778)	$(698,925)	$(75,747)

(1)    Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2021 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of October 31, 2020 and 2019, the consolidated statements of operations and comprehensive loss for the three and six months ended October 31, 2020 and 2019, the consolidated statements of cash flows for the six months ended October 31, 2020 and 2019, and the consolidated statements of stockholders' equity for the three and six months ended October 31, 2020 and 2019 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of October 31, 2020 and 2019 and for all periods presented, have been made.
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
SEASONALITY OF BUSINESS – Because the majority of our clients file their tax returns during the period from February through April in a typical year, a substantial majority of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through the first three quarters of our fiscal year. As a result of the COVID-19 pandemic, on March 21, 2020, the federal tax filing deadline in the United States (U.S.) for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020. Substantially all U.S. states with an April 15 individual state income tax filing requirement extended their respective deadlines. In Canada, the deadline for individuals to file was extended to June 1, 2020. These extensions impacted the typical seasonality of our business and the comparability of our financial results. Consequently, a portion of revenues and expenses that would have normally been recognized in our fourth quarter of fiscal year 2020 shifted to the first two quarters of fiscal year 2021. Results for interim periods are not indicative of results to be expected for the full fiscal year.
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
NEW ACCOUNTING PRONOUNCEMENTS –
Current Expected Credit Losses. In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13 (ASU 2016-13), "Measurement of Credit Losses on Financial Instruments," which replaces the existing incurred credit loss model for an expected credit loss model. We adopted ASU 2016-13 as of May 1, 2020, which did not have a material impact on our consolidated financial statements.

6	Q2 FY2021 Form 10-Q | H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. Tax Services business. The following table disaggregates our U.S. Tax Services revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2020	2019	2020	2019
Revenues:
U.S. assisted tax preparation	$48,922	$41,226	$386,650	$74,218
U.S. royalties	7,576	7,820	43,525	14,679
U.S. DIY tax preparation	5,055	4,541	72,650	7,951
International	48,858	44,926	116,676	85,507
Refund Transfers	1,192	791	11,745	2,300
Emerald Card®	9,795	8,616	26,850	22,471
Peace of Mind® Extended Service Plan	24,775	25,660	56,770	58,497
Tax Identity Shield®	4,835	4,648	14,202	9,170
Interest and fee income on Emerald AdvanceTM	501	485	1,164	1,039
Wave	14,327	10,902	26,394	14,527
Other	10,714	11,186	20,954	20,804
Total revenues	$176,550	$160,801	$777,580	$311,163

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Six months ended October 31,	2020	2019	2020	2019
Balance, beginning of the period	$183,685	$212,511	$21,618	$27,306
Amounts deferred	20,954	4,222	139	29
Amounts recognized on previous deferrals	(66,088)	(68,088)	(7,541)	(9,430)
Balance, end of the period	$138,551	$148,645	$14,216	$17,905

As of October 31, 2020, deferred revenue related to POM was $138.6 million. We expect that $96.7 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following sixty months.
As of October 31, 2020 and 2019, Tax Identity Shield® (TIS) deferred revenue was $20.3 million and $21.0 million, respectively. Deferred revenue related to TIS was $30.8 million and $29.7 million at April 30, 2020 and 2019, respectively. All deferred revenue related to TIS will be recognized within the next six months.
NOTE 3: EARNINGS (LOSS) PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS (LOSS) PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income or loss from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 5.1 million shares for the three and six months ended October 31, 2020 and 3.7 million shares for the three and six months ended October 31, 2019, as the effect would be antidilutive due to the net loss from continuing operations during those periods.

H&R Block, Inc. | Q2 FY2021 Form 10-Q	7

The computations of basic and diluted loss per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2020	2019	2020	2019
Net loss from continuing operations attributable to shareholders	$(222,480)	$(183,554)	$(128,924)	$(329,278)
Amounts allocated to participating securities	(207)	(150)	(381)	(299)
Net loss from continuing operations attributable to common shareholders	$(222,687)	$(183,704)	$(129,305)	$(329,577)

Basic weighted average common shares	189,607	198,079	191,103	200,058
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	189,607	198,079	191,103	200,058

Loss per share from continuing operations attributable to common shareholders:
Basic	$(1.17)	$(0.93)	$(0.68)	$(1.65)
Diluted	(1.17)	(0.93)	(0.68)	(1.65)

The weighted average shares outstanding for the three and six months ended October 31, 2020 decreased to 189.6 million and 191.1 million, respectively, from 198.1 million and 200.1 million, respectively, for the three and six months ended October 31, 2019. The decrease is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – During the six months ended October 31, 2020, we granted awards equivalent to 2.1 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Stock-based compensation expense of our continuing operations totaled $7.3 million and $14.9 million for the three and six months ended October 31, 2020, respectively, and $9.4 million and $16.1 million for the three and six months ended October 31, 2019, respectively. As of October 31, 2020, unrecognized compensation cost for nonvested shares and units totaled $47.3 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	October 31, 2020		October 31, 2019		April 30, 2020
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$15,147	$36,446	$23,554	$43,322	$25,397	$31,329
Receivables for U.S. assisted and DIY tax preparation and related fees	22,883	3,111	18,531	3,716	47,030	3,112
H&R Block Instant RefundTM receivables	531	1,451	530	695	15,031	1,325
H&R Block Emerald Advance® lines of credit	8,699	9,302	8,073	9,201	10,001	14,081
Software receivables from retailers	1,532	—	970	—	7,341	—
Royalties and other receivables from franchisees	5,964	—	8,094	147	9,861	42
Wave payment processing receivables	2,695	—	3,041	—	3,200	—
Other	13,802	1,481	11,917	2,165	15,336	1,828
Total	$71,253	$51,791	$74,710	$59,246	$133,197	$51,717

8	Q2 FY2021 Form 10-Q | H&R Block, Inc.

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of October 31, 2020 and 2019 loans with a principal balance of $1.7 million and $0.2 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status.
H&R BLOCK INSTANT REFUNDTM PROGRAM – H&R Block Instant RefundTM amounts are generally received from the Canada Revenue Agency (CRA) within 60 days of filing the client's return, with the remaining balance collectible from the client.
We review the credit quality of our Instant Refund receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by year of origination, as of October 31, 2020 are as follows:

		(in 000s)
Year of Origination	Balance	Non-Accrual

2020	$4,116	$2,572
2019 and prior	209	209
	4,325	$2,781
Allowance	(2,343)
Net balance	$1,982

H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our purchased participation interests in Emerald AdvanceTM (EA) receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, as of October 31, 2020, by year of origination, are as follows:

(in 000s)
Year of origination:	Balance	Non-Accrual
2020	$27,565	$27,565
2019 and prior	4,572	4,572
Revolving loans	15,189	13,822
	47,326	$45,959
Allowance	(29,325)
Net balance	$18,001

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for our EA and all other short-term and long-term receivables for the six months ended October 31, 2020 and 2019 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2020	$32,034	$50,446	$82,480
Provision	(2,709)	7,287	4,578
Charge-offs, recoveries and other	—	(4,382)	(4,382)
Balances as of October 31, 2020	$29,325	$53,351	$82,676

Balances as of May 1, 2019	$27,535	$53,938	$81,473
Provision	—	1,890	1,890
Charge-offs, recoveries and other	—	(1,217)	(1,217)
Balances as of October 31, 2019	$27,535	$54,611	$82,146

H&R Block, Inc. | Q2 FY2021 Form 10-Q	9

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended October 31, 2020 and 2019 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of May 1, 2020	$850,435	$(138,297)	$712,138
Acquisitions	2,214	—	2,214
Disposals and foreign currency changes, net	13,131	—	13,131
Impairments	—	—	—
Balances as of October 31, 2020	$865,780	$(138,297)	$727,483

Balances as of May 1, 2019	$552,234	$(32,297)	$519,937
Acquisition of Wave (1)	289,492	—	289,492
Other acquisitions	8,491	—	8,491
Disposals and foreign currency changes, net	(2,589)	—	(2,589)
Impairments	—	—	—
Balances as of October 31, 2019	$847,628	$(32,297)	$815,331

(1)     At October 31, 2019, the fair value of the acquired goodwill related to our acquisition of Wave was provisional pending the final purchase price allocation.
We test goodwill for impairment annually in our fourth quarter, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

10	Q2 FY2021 Form 10-Q | H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of October 31, 2020:
Reacquired franchise rights	$367,151	$(169,613)	$197,538
Customer relationships	311,291	(237,906)	73,385
Internally-developed software	164,610	(118,216)	46,394
Noncompete agreements	40,894	(34,436)	6,458
Franchise agreements	19,201	(15,254)	3,947
Purchased technology	122,700	(65,078)	57,622
Trade name	5,800	(773)	5,027
	$1,031,647	$(641,276)	$390,371
As of October 31, 2019:
Reacquired franchise rights	$355,116	$(147,313)	$207,803
Customer relationships	299,245	(211,681)	87,564
Internally-developed software	149,644	(113,863)	35,781
Noncompete agreements	40,636	(32,620)	8,016
Franchise agreements	19,201	(13,974)	5,227
Purchased technology	122,700	(49,503)	73,197
Trade name	5,800	(192)	5,608
Acquired assets pending final allocation (1)	2,181	—	2,181
	$994,523	$(569,146)	$425,377
As of April 30, 2020:
Reacquired franchise rights	$365,062	$(159,754)	$205,308
Customer relationships	314,191	(227,445)	86,746
Internally-developed software	154,083	(113,698)	40,385
Noncompete agreements	41,072	(33,639)	7,433
Franchise agreements	19,201	(14,614)	4,587
Purchased technology	122,700	(57,548)	65,152
Trade name	5,800	(483)	5,317
Acquired assets pending final allocation (1)	48	—	48
	$1,022,157	$(607,181)	$414,976

(1)    Represents franchisee and competitor business acquisitions for which final purchase price allocations have not yet been determined.
We made payments to acquire businesses totaling $3.7 million and $416.9 million during the six months ended October 31, 2020 and 2019, respectively. The six months ended October 31, 2019 included the acquisition of Wave. The amounts and weighted-average lives of intangible assets acquired during the six months ended October 31, 2020, including amounts capitalized and placed in service related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average life (in years)
Capitalized software	$19	3
Customer relationships	3,011	5
Reacquired franchise rights	3,182	6
Noncompete agreements	94	5
Total	$6,306	5

H&R Block, Inc. | Q2 FY2021 Form 10-Q	11

Amortization of intangible assets for the three and six months ended October 31, 2020 was $19.5 million and $40.4 million, respectively, compared to $21.6 million and $39.8 million for the three and six months ended October 31, 2019, respectively. Estimated amortization of intangible assets for fiscal years 2021, 2022, 2023, 2024 and 2025 is $76.5 million, $60.9 million, $43.3 million, $32.2 million and $19.0 million, respectively.
NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	October 31, 2020	October 31, 2019	April 30, 2020
Senior Notes, 4.125%, due October 2020	$—	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000	350,000
Senior Notes, 3.875%, due August 2030	650,000	—	—
Committed line of credit borrowings	70,000	135,000	2,000,000
Debt issuance costs and discounts	(10,907)	(6,050)	(4,743)
	1,559,093	1,628,950	3,495,257
Less: Current portion	—	(648,651)	(649,384)
	$1,559,093	$980,299	$2,845,873

On August 7, 2020, we issued $650.0 million of 3.875% Senior Notes due August 15, 2030 (2030 Senior Notes). The 2030 Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. The proceeds of the 2030 Senior Notes were used to repay $650 million Senior Notes that matured on October 1, 2020.
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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of October 31, 2020.
In September 2020, we utilized our cash on hand to repay the outstanding $2.0 billion balance on our CLOC. In October 2020, we began drawing on our CLOC in order to meet our seasonal liquidity needs. We had an outstanding balance of $70.0 million under the CLOC as of October 31, 2020, and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.0 billion as of October 31, 2020.
The estimated fair value of our long-term debt, including the current portion of long-term debt, as of October 31, 2020 and 2019 and April 30, 2020 totaled $1.7 billion, $1.7 billion and $3.5 billion, respectively.

12	Q2 FY2021 Form 10-Q | H&R Block, Inc.

NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the IRS and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. Our U.S. federal income tax returns for 2017 and later years remain open for examination. Our U.S. federal income tax returns for 2016 and all prior periods are currently closed. With respect to state and local jurisdictions and countries outside of the U.S., we are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law. The CARES Act includes, among other items, modifications to net operating loss carryback periods, net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act allows a five-year carryback of net operating losses generated between 2018 and 2021 to fully offset taxable income previously subject to a 35% statutory tax rate. As a result of the CARES Act and changes to our methods of accounting for items under the Internal Revenue Code, we anticipate generating a loss for tax purposes on our calendar 2020 tax return, plan to carry back the loss to two of the five preceding tax years, and obtain a refund of previously paid federal income taxes. For the quarter ended October 31, 2020, the net operating loss carryback has been factored into our annual effective tax rate which has reduced our effective tax rate and income taxes payable and increased our unrecognized tax benefits, income tax refund receivables, and deferred tax liabilities. We also expect that the net operating loss carryback will reopen our 2015 and 2016 tax returns to examination.
For the three months ended July 31, 2020, we reported income from continuing operations before income taxes of $124.0 million and income tax expense of $30.5 million, resulting in an effective tax rate of 24.6%. For the three months ended October 31, 2020, we reported loss from continuing operations before income taxes of $237.0 million and an income tax benefit of $14.5 million, resulting in an effective tax rate of 6.1%. The decreased effective tax rate for the current quarter reflects our expectation of a lower annual effective tax rate for the full fiscal year and $31.6 million of discrete tax expense recorded during the quarter, which is primarily related to applying the effects of the CARES Act and the anticipated taxable loss to our year-to-date results.
The decreased estimated annual effective tax rate for the fiscal year, including discrete items, causes a negative effective tax rate for the six months ended October 31, 2020, which resulted in income tax expense in a period of losses from continuing operations before income taxes. Our effective tax rate for continuing operations, including the effects of discrete tax items was (14.1)% and 29.7% for the six months ended October 31, 2020 and 2019, respectively. Discrete items decreased the effective tax rate for the six months ended October 31, 2020 by (28.5)% and increased the effective tax rate for the six months ended October 31, 2019 by 5.4%. A discrete income tax expense of $32.2 million was recorded in the six months ended October 31, 2020 compared to a discrete tax benefit of $25.2 million in the same period of the prior year. The discrete tax expense recorded in the current period primarily resulted from uncertain tax benefits related to the net operating loss carryback. The discrete tax benefit recorded in the prior year resulted primarily from favorable audit settlements, statutes of limitations releases and valuation allowance changes related to utilization of foreign losses. Due to the loss through the second quarter, a discrete tax benefit increases the tax rate while an item of discrete tax expense decreases the tax rate. The impact of discrete tax items combined with the seasonal nature of our business causes the effective tax rate through our second quarter to be significantly different than the rate for our full fiscal year.

H&R Block, Inc. | Q2 FY2021 Form 10-Q	13

Changes in unrecognized tax benefits for six months ended October 31, 2020 are as follows:

(in 000s)
Six months ended October 31, 2020	Amount
Balance, beginning of the period	$168,062
Additions based on tax positions related to prior years	103,822
Reductions based on tax positions related to prior years	(8,180)
Reductions related to settlements with tax authorities	(17,632)
Expiration of statute of limitations	(3,819)
Balance, end of the period	$242,253

We had gross unrecognized tax benefits of $242.3 million, $156.7 million and $168.1 million as of October 31, 2020 and 2019 and April 30, 2020, respectively. The gross unrecognized tax benefits increased $74.2 million and decreased $28.4 million during the six months ended October 31, 2020 and 2019, respectively. The increase in unrecognized tax benefits during the six months ending October 31, 2020 is primarily related to the net operating loss carryback. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $70.0 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under examination. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
We had income tax receivables of $57.9 million, $36.7 million, and $28.5 million as of October 31, 2020, 2019, and April 30, 2020, respectively, and we had net deferred tax liabilities of $113.5 million, $35.0 million, and $22.0 million as of October 31, 2020, 2019, and April 30, 2020, respectively. Our income tax receivables and net deferred tax liability balances increased primarily as a result of changes we made to our methods of accounting for items under the Internal Revenue Code during the quarter, which also impacted the timing of our tax payments.
NOTE 8: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2020	2019	2020	2019
Interest income	$729	$2,225	$1,888	$10,251
Foreign currency gains (losses), net	(337)	105	55	114
Other, net	(1,211)	409	449	1,497
	$(819)	$2,739	$2,392	$11,862

NOTE 9: COMMITMENTS AND CONTINGENCIES
All assisted tax returns, are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $9.7 million, $7.6 million and $9.4 million as of October 31, 2020 and 2019 and April 30, 2020, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $16.3 million, $5.8 million and $14.2 million as of October 31, 2020 and 2019 and April 30, 2020, respectively, with amounts recorded in deferred

14	Q2 FY2021 Form 10-Q | H&R Block, Inc.

revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $17.7 million at October 31, 2020, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $12.2 million.
Both the U.S. and Canada implemented emergency economic relief programs as a way of minimizing the economic impact of the global COVID-19 pandemic. In the U.S., the CARES Act includes, among other items, provisions relating to refundable payroll tax credits and deferment of certain tax payments through the end of calendar 2020. In Canada the COVID-19 Economic Response Plan includes the Canada Emergency Wage Subsidy (CEWS). For our U.S. businesses we have elected to defer the employer-paid portion of social security taxes and are evaluating the employee retention credit, and in Canada we have received $14.6 million in wage subsidies during the six months ended October 31, 2020 which has been treated as a government subsidy to offset related operating expenses.
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of October 31, 2020. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of October 31, 2020 and 2019 and April 30, 2020, our total accrued liabilities were $5.5 million, $1.6 million and $1.6 million, respectively.
Our estimate of the aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a liability has not been accrued but we believe a loss is reasonably possible. This aggregate range only

H&R Block, Inc. | Q2 FY2021 Form 10-Q	15

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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of October 31, 2020, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Free File Litigation. On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742). The case is styled The People of the State of California v. HRB Digital LLC, et al. The complaint alleges that H&R Block, Inc. and HRB Digital LLC engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting 4 years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. The City Attorney subsequently dismissed H&R Block, Inc. from the case and amended its complaint to add HRB Tax Group, Inc. We filed a motion to stay the case based on the primary jurisdiction doctrine, which was denied. A trial date has been set for August 9, 2022. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On May 17, 2019, a putative class action complaint was filed against H&R Block, Inc., HRB Tax Group, Inc. and HRB Digital LLC in the Superior Court of the State of California, County of San Francisco (Case No. CGC-19576093). The case is styled Snarr v. HRB Tax Group, Inc., et al. The case was removed to the United States District Court for the Northern District of California on June 21, 2019 (Case No. 3:19-cv-03610-SK). The plaintiff filed a first amended complaint on August 9, 2019, dropping H&R Block, Inc. from the case. In the amended complaint, the plaintiff seeks to represent classes of all persons, between May 17, 2015 and the present, who (1) paid to file one or more federal tax returns through H&R Block’s internet-based filing system, (2) were eligible to file those tax returns for free through the H&R Block Free File offer of the IRS Free File Program, and (3) resided in and were citizens of California at the time of the payments. The plaintiff generally alleges unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., and California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The plaintiff seeks declaratory and injunctive relief, restitution, compensatory damages,

16	Q2 FY2021 Form 10-Q | H&R Block, Inc.

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

H&R Block, Inc. | Q2 FY2021 Form 10-Q	17

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
On May 31, 2012, a lawsuit was filed by Homeward Residential, Inc. (Homeward) in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index No. 651885/2012). SCC removed the case to the United States District Court for the Southern District of New York on June 28, 2012 (Case No. 12-cv-5067). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract, anticipatory breach, indemnity, and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to SCC and to loans sold to the trust. The trust was originally collateralized with approximately 7,500 loans. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and as to the loans' compliance with its underwriting standards and the value of underlying real estate. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase, anticipatory breach, indemnity, and declaratory judgment. The case proceeded on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. Discovery in the case closed on September 30, 2019, with motions for summary judgment filed on December 6, 2019. On November 9, 2020, the court granted SCC's motion for summary judgment and dismissed Homeward's claims in their entirety as untimely under the applicable statute of limitations. Homeward appealed that ruling on December 4, 2020, and the appeal remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserts claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The trust was originally collateralized with approximately 7,500 loans. The plaintiff seeks specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. On September 30, 2016, the court granted a motion allowing the plaintiff to file a second amended complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. SCC filed a motion for reconsideration, followed by a motion for leave to appeal the ruling, both of which were denied. On October 6, 2016, the plaintiff filed its second amended complaint. In response to a motion filed by SCC, the court dismissed the plaintiff's claim for breach of one of the representations. The case proceeded on the remaining claims. Representatives of a holder of certificates in the

18	Q2 FY2021 Form 10-Q | H&R Block, Inc.

trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. The settlement payments that were made in fiscal year 2018 for representation and warranty claims related to some of the loans in this case. Discovery in the case closed on September 30, 2019, with motions for summary judgment filed on December 6, 2019. On November 9, 2020, the court granted SCC's motion for summary judgment and dismissed Homeward's claims in their entirety as untimely under the applicable statute of limitations. Homeward appealed that ruling on December 4, 2020, and the appeal remains pending. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of October 31, 2020, total approximately $274 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

H&R Block, Inc. | Q2 FY2021 Form 10-Q	19

provider of H&R Block-branded financial products, including Emerald AdvanceTM, Emerald Card, Emerald Savings, Refund Advance, and Refund Transfer in the United States.
FINANCIAL OVERVIEW
As a result of the COVID-19 pandemic, on March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020, and substantially all U.S. states with an April 15 individual state income tax filing requirement extended their respective deadlines. In Canada, the deadline for individuals to file was extended to June 1, 2020. In addition, governments around the world have taken a variety of actions to contain the spread of COVID-19. Jurisdictions in which we operate imposed, and continue to impose, various restrictions on our business, including capacity and other operational limitations, social distancing requirements, and in limited instances required us to close certain offices. One of our top priorities has been providing for the health and safety of our clients, associates, and franchisees, while still providing taxpayers access to help in getting their refunds during this difficult economic time. These events have impacted the typical seasonality of our business and the comparability of our financial results. Consequently, a portion of revenues and expenses that would have normally been recognized in our fourth quarter of fiscal year 2020 shifted to the first two quarters of fiscal year 2021.
As we continued to finish out the tax season in the first quarter of fiscal year 2021, we had more offices open, increased office hours, and had more tax professionals than we would typically have during this period. However, this was less than we would typically have during a tax season to serve clients.
Due to the extension of the tax season, our revenues for the six months ended October 31, 2020, increased $466.4 million, or 149.9%, when compared to the prior year period and we recorded pretax loss of $113.0 million compared to $468.4 million in the prior year.
RESULTS OF OPERATIONS
Our subsidiaries provide assisted and DIY tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our financial partners, to the general public primarily in the U.S., Canada and Australia. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We also offer small business financial solutions through our company-owned or franchise offices and online through Wave. We report a single segment that includes all of our continuing operations.

20	Q2 FY2021 Form 10-Q | H&R Block, Inc.

U.S. Operating Statistics
Six months ended October 31,	2020	2019	Change	% Change
Tax returns prepared: (in 000s) (1)
Company-owned operations	1,632	289	1,343	464.7%
Franchise operations	641	160	481	300.6%
Total assisted	2,273	449	1,824	406.2%

Desktop	521	50	471	942.0%
Online	1,079	100	979	979.0%
Total DIY	1,600	150	1,450	966.7%

Total U.S. Returns	3,873	599	3,274	546.6%

Net Average Charge: (2)
Company-owned operations	$237.49	$268.37	$(30.88)	(11.5)%
Franchise operations (3)	226.69	263.47	(36.78)	(14.0)%
DIY	45.41	52.97	(7.56)	(14.3)%

(1)     An assisted tax return is defined as a current or prior year individual tax return that has been accepted and paid for by the client. Also included are Tax Pro GoSM, Tax Pro Review®, and business returns. A DIY return is defined as a return that has been electronically filed and accepted by the IRS, including online returns paid and printed. Returns of 208 thousand and 21 thousand for the periods ending October 31, 2020 and 2019, respectively, filed using the IRS Free File program have been excluded as we will no longer participate in the program after October 2020.
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

H&R Block, Inc. | Q2 FY2021 Form 10-Q	21

RESULTS OF OPERATIONS

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended October 31,	2020	2019	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$48,922	$41,226	$7,696	18.7%
U.S. royalties	7,576	7,820	(244)	(3.1)%
U.S. DIY tax preparation	5,055	4,541	514	11.3%
International	48,858	44,926	3,932	8.8%
Refund Transfers	1,192	791	401	50.7%
Emerald Card®	9,795	8,616	1,179	13.7%
Peace of Mind® Extended Service Plan	24,775	25,660	(885)	(3.4)%
Tax Identity Shield®	4,835	4,648	187	4.0%
Interest and fee income on Emerald AdvanceTM	501	485	16	3.3%
Wave	14,327	10,902	3,425	31.4%
Other	10,714	11,186	(472)	(4.2)%
Total revenues	176,550	160,801	15,749	9.8%

Compensation and benefits:
Field wages	61,007	60,993	14	0.0%
Other wages	59,062	60,744	(1,682)	(2.8)%
Benefits and other compensation	32,146	28,708	3,438	12.0%
	152,215	150,445	1,770	1.2%
Occupancy	97,758	97,530	228	0.2%
Marketing and advertising	9,317	9,651	(334)	(3.5)%
Depreciation and amortization	37,799	42,657	(4,858)	(11.4)%
Bad debt	1,113	2,035	(922)	(45.3)%
Other	83,695	101,222	(17,527)	(17.3)%
Total operating expenses	381,897	403,540	(21,643)	(5.4)%
Other income (expense), net	(819)	2,739	(3,558)	**
Interest expense on borrowings	(30,861)	(21,306)	(9,555)	(44.8)%
Pretax loss	(237,027)	(261,306)	24,279	9.3%
Income tax benefit	(14,547)	(77,752)	(63,205)	(81.3)%
Net loss from continuing operations	(222,480)	(183,554)	(38,926)	(21.2)%
Net loss from discontinued operations	(1,246)	(4,445)	3,199	72.0%
Net loss	$(223,726)	$(187,999)	$(35,727)	(19.0)%

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.17)	$(0.93)	$(0.24)	(25.8)%
Discontinued operations	(0.01)	(0.02)	0.01	50.0%
Consolidated	$(1.18)	$(0.95)	$(0.23)	(24.2)%

EBITDA from continuing operations (1)	$(168,367)	$(197,343)	$28,976	14.7%

(1)    See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended October 31, 2020 compared to October 31, 2019
Revenues increased $15.7 million, or 9.8%, from the prior year period. While the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020, and the Canadian deadline for individuals to file was extended to June 1, 2020, due the continued impacts of the COVID-19 pandemic, we prepared more returns in our second fiscal quarter than what we would normally prepare during this period. Revenues for U.S. assisted tax preparation increased $7.7 million, or 18.7%, and international revenues increased $3.9 million, or 8.8%. Wave revenues increased $3.4 million, or 31.4%, due to higher small business payments processing volumes as small business owners shift to online payment options.

22	Q1 FY2021 Form 10-Q | H&R Block, Inc.

Total operating expenses decreased $21.6 million, or 5.4%, from the prior year. Benefits and other compensation increased $3.4 million, or 12.0%, due primarily to a payroll tax refund received during the prior year, severance and contributions to our retirement savings plan. Depreciation and amortization expense decreased $4.9 million, or 11.4%, due to lower depreciation on leasehold improvements and lower amortization of acquired intangibles related to the Wave acquisition.
Other expenses decreased $17.5 million, or 17.3%. The components of other expenses are as follows:

Three months ended October 31,	2020	2019	$ Change	% Change
Consulting and outsourced services	$19,261	$24,284	$(5,023)	(20.7)%
Bank partner fees	389	1,373	(984)	(71.7)%
Client claims and refunds	4,946	9,457	(4,511)	(47.7)%
Employee travel and related expenses	6,747	13,813	(7,066)	(51.2)%
Technology-related expenses	19,222	13,569	5,653	41.7%
Credit card/bank charges	12,463	9,836	2,627	26.7%
Insurance	2,315	3,845	(1,530)	(39.8)%
Legal fees and settlements	9,224	13,028	(3,804)	(29.2)%
Supplies	3,258	5,260	(2,002)	(38.1)%
Other	5,870	6,757	(887)	(13.1)%
	$83,695	$101,222	$(17,527)	(17.3)%

Consulting expenses decreased $5.0 million due to fewer technology initiatives compared to the prior year. Client claims and refunds decreased $4.5 million due to lower POM claims. Employee travel and related expenses decreased $7.1 million due to travel restrictions as a result of COVID-19. Technology-related expenses increased $5.7 million as a result of a prior year favorable contract resolution. Legal fees and settlements decreased $3.8 million due to higher legal expenses in the prior year, offset by a legal accrual in the current year.
Interest expense on borrowings increased $9.6 million. This increase is due to interest on our CLOC borrowings and interest on our Senior Notes as a result of the timing of the issuance of our $650 million 2030 Senior Notes and the maturity of our $650 million Senior Notes on October 1, 2020.
We recorded an income tax benefit in the current year of $14.5 million compared to $77.8 million in the prior year primarily due to a decrease in our effective tax rate from 29.7% to 6.1%. See Item 1, note 7 to the consolidated financial statements for additional discussion.

H&R Block, Inc. | Q1 FY2021 Form 10-Q	23

Consolidated - Financial Results		(in 000s, except per share amounts)
Six months ended October 31,	2020	2019	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$386,650	$74,218	$312,432	421.0%
U.S. royalties	43,525	14,679	28,846	196.5%
U.S. DIY tax preparation	72,650	7,951	64,699	813.7%
International	116,676	85,507	31,169	36.5%
Refund Transfers	11,745	2,300	9,445	410.7%
Emerald Card®	26,850	22,471	4,379	19.5%
Peace of Mind® Extended Service Plan	56,770	58,497	(1,727)	(3.0)%
Tax Identity Shield®	14,202	9,170	5,032	54.9%
Interest and fee income on Emerald AdvanceTM	1,164	1,039	125	12.0%
Wave	26,394	14,527	11,867	81.7%
Other	20,954	20,804	150	0.7%
Total revenues	777,580	311,163	466,417	149.9%

Compensation and benefits:
Field wages	179,549	114,796	64,753	56.4%
Other wages	119,756	114,581	5,175	4.5%
Benefits and other compensation	65,944	55,182	10,762	19.5%
	365,249	284,559	80,690	28.4%
Occupancy	197,058	189,682	7,376	3.9%
Marketing and advertising	28,128	16,430	11,698	71.2%
Depreciation and amortization	77,307	81,262	(3,955)	(4.9)%
Bad debt	2,969	1,067	1,902	178.3%
Other	159,260	176,068	(16,808)	(9.5)%
Total operating expenses	829,971	749,068	80,903	10.8%
Other income (expense), net	2,392	11,862	(9,470)	(79.8)%
Interest expense on borrowings	(62,986)	(42,377)	(20,609)	(48.6)%
Pretax loss	(112,985)	(468,420)	355,435	75.9%
Income taxes (benefit)	15,939	(139,142)	(155,081)	**
Net loss from continuing operations	(128,924)	(329,278)	200,354	60.8%
Net loss from discontinued operations	(3,543)	(8,968)	5,425	60.5%
Net loss	$(132,467)	$(338,246)	$205,779	60.8%

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.68)	$(1.65)	$0.97	58.8%
Discontinued operations	(0.02)	(0.04)	0.02	50.0%
Consolidated	$(0.70)	$(1.69)	$0.99	58.6%

EBITDA from continuing operations (1)	$27,308	$(344,781)	$372,089	**

(1) See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Six months ended October 31, 2020 compared to October 31, 2019
Due to the extension of the tax season related to the COVID-19 pandemic, we had significant increases in the number of tax returns prepared in all categories compared to the prior year. This resulted in increases in almost all categories of our revenues, with total revenues increasing $466.4 million, or 149.9%. International revenues increased $31.2 million, or 36.5%, due to higher tax returns prepared in our Canadian operations due to the extension of the Canadian tax season as described above.
Wave revenues increased $11.9 million, or 81.7% due to higher small business payments processing volumes over the prior year as small business owners shift to online payment options and an additional two months of revenue in the current year, as we acquired Wave on June 28, 2019.

24	Q2 FY2021 Form 10-Q | H&R Block, Inc.

Total operating expenses increased $80.9 million, or 10.8%, from the prior year period. Field wages increased $64.8 million, or 56.4%, primarily due to the increase in tax return volumes due to the extended tax season, which was partially offset by Canadian wage subsidies. Other wages increased $5.2 million, or 4.5%, primarily due to higher bonus accruals based on the results of the extended tax season and the acquisition of Wave. Benefits and other compensation increased $10.8 million, or 19.5% primarily due to higher payroll taxes as a result of higher wages. Occupancy expenses increased $7.4 million, or 3.9%, due to additional office related expenses as a result of the extension of the tax season and higher rent due to an increase in the number of offices over the prior year. Marketing expense increased $11.7 million, or 71.2%, due to the extension of the tax season.
Other expenses decreased $16.8 million, or 9.5%. The components of other expenses are as follows:

Six months ended October 31,	2020	2019	$ Change	% Change
Consulting and outsourced services	$39,626	$42,473	$(2,847)	(6.7)%
Bank partner fees	(650)	2,855	(3,505)	**
Client claims and refunds	10,673	18,701	(8,028)	(42.9)%
Employee travel and related expenses	9,460	22,238	(12,778)	(57.5)%
Technology-related expenses	35,829	30,979	4,850	15.7%
Credit card/bank charges	26,689	13,828	12,861	93.0%
Insurance	6,214	8,239	(2,025)	(24.6)%
Legal fees and settlements	13,285	16,301	(3,016)	(18.5)%
Supplies	6,952	8,546	(1,594)	(18.7)%
Other	11,182	11,908	(726)	(6.1)%
	$159,260	$176,068	$(16,808)	(9.5)%

Bank partner fees decreased $3.5 million primarily due to a reduction in the credit loss guarantee related to Refund Advances. Client claims and refunds decreased $8.0 million due to lower POM claims. Employee travel and related expenses decreased $12.8 million due to travel restrictions as a result of COVID-19. Credit card and bank charges increased $12.9 million as a result of higher transaction volumes for assisted and DIY tax preparation and higher Wave payments processing fees.
Other income (expense), net decreased $9.5 million primarily due to lower interest income as a result of lower interest rates.
Interest expense on borrowings increased $20.6 million due to interest expense on our CLOC borrowings and our 2030 Senior Notes.
We recorded income taxes in the current year of $15.9 million compared to income tax benefits of $139.1 million in the prior year. See Item 1, note 7 to the consolidated financial statements for additional discussion.
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

H&R Block, Inc. | Q2 FY2021 Form 10-Q	25

Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of October 31, 2020 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the six months ended October 31, 2020 and 2019. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Six months ended October 31,	2020	2019
Net cash used in:
Operating activities	$(262,739)	$(693,316)
Investing activities	(23,432)	(417,059)
Financing activities	(2,205,945)	(176,761)
Effects of exchange rates on cash	6,420	1,053
Net change in cash, cash equivalents and restricted cash	$(2,485,696)	$(1,286,083)

Operating Activities. Cash used in operations decreased, primarily due to the extension of the 2019 tax season into this fiscal year due to COVID-19.
Investing Activities. Cash used in investing activities totaled $23.4 million for the six months ended October 31, 2020 compared to cash used in investing activities of $417.1 million in the prior year period. This change is due to the prior year acquisition of Wave.
Financing Activities. Cash used in financing activities totaled $2.2 billion for the six months ended October 31, 2020 compared to $176.8 million in the prior year period. This change resulted primarily from the repayment of the $2.0 billion draw outstanding on our CLOC.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $100.2 million and $104.1 million for the six months ended October 31, 2020 and 2019, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Our current share repurchase program has remaining authorization of $601.8 million which is effective through June 2022. During the six months ended October 31, 2020, we repurchased $150.1 million of our common stock at an average price of $15.83 per share. In the prior year period, we repurchased $181.0 million of our common stock at an average price of $24.75 per share.
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
    Capital Investment. Capital expenditures totaled $26.6 million and $42.9 million for the six months ended October 31, 2020 and 2019, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $3.7 million in the current year compared to Wave and franchisee and competitor businesses totaling $416.9 million in the prior year. See Item 1, note 5 for additional information on our acquisitions.
    FINANCING RESOURCES – In the fourth quarter of fiscal year 2020, we drew down the full $2.0 billion available under our CLOC to increase our cash position and maximize flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic, which we repaid in full in September 2020. In October 2020, we began drawing

26	Q2 FY2021 Form 10-Q | H&R Block, Inc.

on our CLOC in order to meet our seasonal liquidity needs. We had an outstanding balance of $70.0 million under the CLOC as of October 31, 2020.
On August 7, 2020, we issued the 2030 Senior Notes. We used the net proceeds from the 2030 Senior Notes to repay our $650 million Senior Notes that matured on October 1, 2020.
The following table provides ratings for debt issued by Block Financial as of October 31, 2020 and April 30, 2020:

As of	October 31, 2020			April 30, 2020
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Negative
S&P	A-2	BBB	Stable	A-2	BBB	Negative
Other than described above, there have been no material changes in our borrowings from those reported as of April 30, 2020 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of October 31, 2020, we held cash and cash equivalents, excluding restricted amounts, of $209.0 million, including $88.5 million held by our foreign subsidiaries.
Foreign Operations. When necessary, our international businesses are funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There was one forward contract outstanding as of October 31, 2020, which had a recorded amount of $0.8 million.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an increase of $6.4 million during the six months ended October 31, 2020 compared to an increase of $1.1 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – Except as described in Recent Developments related to the Meta Program Management Agreement, and in Item 1, note 6 related to the 2030 Senior Notes issuance, there have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2020 in our Annual Report on Form 10-K.
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

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	October 31, 2020	April 30, 2020

Current assets	$44,283	$53,865
Noncurrent assets	1,671,981	3,644,369
Current liabilities	35,942	697,797
Noncurrent liabilities	1,568,236	2,854,211

H&R Block, Inc. | Q2 FY2021 Form 10-Q	27

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Six months ended October 31, 2020	Twelve months ended April 30, 2020

Total revenues	$33,833	$184,415
Loss from continuing operations before income taxes	(36,126)	30,231
Net loss from continuing operations	(28,518)	23,559
Net loss	(32,061)	10,497

The table above reflects $1.6 billion and $3.6 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of October 31, 2020 and April 30, 2020, respectively.
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

28	Q2 FY2021 Form 10-Q | H&R Block, Inc.

The following is a reconciliation of net income (loss) to EBITDA from continuing operations, which is a non-GAAP financial measure:

				(in 000s)
	Three months ended October 31,		Six months ended October 31,
	2020	2019	2020	2019
Net loss - as reported	$(223,726)	$(187,999)	$(132,467)	$(338,246)
Discontinued operations, net	1,246	4,445	3,543	8,968
Net loss from continuing operations - as reported	(222,480)	(183,554)	(128,924)	(329,278)
Add back:
Income taxes (benefit) of continuing operations	(14,547)	(77,752)	15,939	(139,142)
Interest expense of continuing operations	30,861	21,306	62,986	42,377
Depreciation and amortization of continuing operations	37,799	42,657	77,307	81,262
	54,113	(13,789)	156,232	(15,503)
EBITDA from continuing operations	$(168,367)	$(197,343)	$27,308	$(344,781)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

(in 000s, except per share amounts)
	Three months ended October 31,		Six months ended October 31,
	2020	2019	2020	2019

Net loss from continuing operations - as reported	$(222,480)	$(183,554)	$(128,924)	$(329,278)

Adjustments:
Amortization of intangibles related to acquisitions (pretax)	17,306	19,579	35,883	35,818
Tax effect of adjustments (1)	(755)	(4,549)	(5,155)	(8,711)
Adjusted net loss from continuing operations	$(205,929)	$(168,524)	$(98,196)	$(302,171)

Diluted loss per share - as reported	$(1.17)	$(0.93)	$(0.68)	$(1.65)
Adjustments, net of tax	0.08	0.08	0.16	0.14
Adjusted loss per share	$(1.09)	$(0.85)	$(0.52)	$(1.51)

(1)Tax effect of adjustments is the difference between the tax provision calculated on a GAAP basis and on an adjusted non-GAAP basis.
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

H&R Block, Inc. | Q2 FY2021 Form 10-Q	29

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

30	Q2 FY2021 Form 10-Q | H&R Block, Inc.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the second quarter of fiscal year 2021 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1 - August 31	2	$14.62	—	$751,837
September 1 - September 30	5,959	$14.83	5,957	$663,468
October 1 - October 31	3,533	$17.46	3,531	$601,837
	9,494	$15.81	9,488

(1)We purchased approximately 6 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. In June 2019, our Board of Directors extended the share repurchase program through June 2022.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

H&R Block, Inc. | Q2 FY2021 Form 10-Q	31

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
101.CAL    Inline XBRL Extension Calculation Linkbase
101.LAB    Inline XBRL Taxonomy Extension Label Linkbase
101.PRE    Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF    Inline XBRL Taxonomy Extension Definition Linkbase
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

32	Q1 FY2021 Form 10-Q | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
December 8, 2020

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
December 8, 2020

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
December 8, 2020

H&R Block, Inc. | Q1 FY2021 Form 10-Q	33