Form 10-Q
period 2021-01-31
H&R BLOCK INC
filed 2021-03-09
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	January 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on February 26, 2021: 181,431,272 shares.

Form 10-Q for the Period Ended January 31, 2021

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS			(unaudited, in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2021	2020	2021	2020

REVENUES:
Service revenues	$244,692	$419,955	$956,605	$691,762
Royalty, product and other revenues	63,535	99,250	129,202	138,606
	308,227	519,205	1,085,807	830,368
OPERATING EXPENSES:
Costs of revenues	380,273	462,521	940,364	945,119
Selling, general and administrative	191,488	209,288	461,368	475,758
Total operating expenses	571,761	671,809	1,401,732	1,420,877

Other income (expense), net	2,367	1,879	4,759	13,741
Interest expense on borrowings	(22,333)	(26,305)	(85,319)	(68,682)
Loss from continuing operations before income tax benefit	(283,500)	(177,030)	(396,485)	(645,450)
Income tax benefit	(51,669)	(49,004)	(35,730)	(188,146)
Net loss from continuing operations	(231,831)	(128,026)	(360,755)	(457,304)
Net loss from discontinued operations, net of tax benefits of $1,323, $488, $3,371 and $3,173	(1,163)	(1,657)	(4,706)	(10,625)
NET LOSS	$(232,994)	$(129,683)	$(365,461)	$(467,929)

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.27)	$(0.66)	$(1.92)	$(2.31)
Discontinued operations	—	(0.01)	(0.02)	(0.05)
Consolidated	$(1.27)	$(0.67)	$(1.94)	$(2.36)

DIVIDENDS DECLARED PER SHARE	$0.26	$0.26	$0.78	$0.78

COMPREHENSIVE LOSS:
Net loss	$(232,994)	$(129,683)	$(365,461)	$(467,929)
Change in foreign currency translation adjustments	20,014	(3,574)	39,883	(4,975)
Other comprehensive income (loss)	20,014	(3,574)	39,883	(4,975)
Comprehensive loss	$(212,980)	$(133,257)	$(325,578)	$(472,904)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2021 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	January 31, 2021	January 31, 2020	April 30, 2020

ASSETS
Cash and cash equivalents	$280,249	$192,340	$2,661,914
Cash and cash equivalents - restricted	181,159	169,447	211,106
Receivables, less allowance for credit losses of $34,493, $45,254 and $64,648	563,089	819,946	133,197
Prepaid expenses and other current assets	196,145	120,229	80,519
Total current assets	1,220,642	1,301,962	3,086,736
Property and equipment, at cost, less accumulated depreciation and amortization of $851,731, $803,272 and $796,192	162,765	197,569	184,367
Operating lease right of use asset	419,245	463,777	494,788
Intangible assets, net	381,264	433,074	414,976
Goodwill	745,616	838,830	712,138
Deferred tax assets and income taxes receivable	179,598	134,901	151,195
Other noncurrent assets	59,233	82,317	67,847
Total assets	$3,168,363	$3,452,430	$5,112,047
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$160,880	$156,766	$203,103
Accrued salaries, wages and payroll taxes	118,517	117,459	116,375
Accrued income taxes and reserves for uncertain tax positions	17,088	36,242	209,816
Current portion of long-term debt	—	649,022	649,384
Operating lease liabilities	186,209	187,890	195,537
Deferred revenue and other current liabilities	208,789	190,242	201,401
Total current liabilities	691,483	1,337,621	1,575,616
Long-term debt and line of credit borrowings	2,369,574	1,880,589	2,845,873
Deferred tax liabilities and reserves for uncertain tax positions	302,120	172,954	182,441
Operating lease liabilities	245,383	289,299	312,566
Deferred revenue and other noncurrent liabilities	94,383	90,346	124,510
Total liabilities	3,702,943	3,770,809	5,041,006
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 218,719,439, 228,206,684 and 228,206,684	2,187	2,282	2,282
Additional paid-in capital	778,495	769,990	775,387
Accumulated other comprehensive loss	(11,693)	(25,391)	(51,576)
Retained earnings (deficit)	(616,518)	(367,218)	42,965
Less treasury shares, at cost, of 35,225,825, 35,732,666 and 35,731,376	(687,051)	(698,042)	(698,017)
Total stockholders' equity (deficiency)	(534,580)	(318,379)	71,041
Total liabilities and stockholders' equity	$3,168,363	$3,452,430	$5,112,047

See accompanying notes to consolidated financial statements.

2	Q3 FY2021 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Nine months ended January 31,	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(365,461)	$(467,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,163	125,409
Provision	25,642	37,517
Deferred taxes	(39,858)	10,795
Stock-based compensation	20,744	22,699
Changes in assets and liabilities, net of acquisitions:
Receivables	(438,307)	(684,323)
Prepaid expenses, other current and noncurrent assets	(68,222)	(1,990)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(37,601)	(166,204)
Deferred revenue, other current and noncurrent liabilities	(24,951)	(55,064)
Income tax receivables, accrued income taxes and income tax reserves	(94,922)	(282,488)
Other, net	(2,906)	(6,213)
Net cash used in operating activities	(908,679)	(1,467,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47,996)	(66,510)
Payments made for business acquisitions, net of cash acquired	(15,025)	(450,282)
Franchise loans funded	(24,957)	(32,890)
Payments from franchisees	20,293	14,604
Other, net	(6,427)	45,376
Net cash used in investing activities	(74,112)	(489,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(2,320,000)	(285,000)
Proceeds from line of credit borrowings	1,200,000	1,320,000
Repayments of long-term debt	(650,000)	—
Proceeds from issuance of long-term debt	647,965	—
Dividends paid	(147,887)	(154,827)
Repurchase of common stock, including shares surrendered	(153,158)	(256,199)
Proceeds from exercise of stock options	2,139	2,074
Other, net	(21,884)	(14,136)
Net cash provided by (used in) financing activities	(1,442,825)	611,912

Effects of exchange rate changes on cash	14,004	(359)

Net decrease in cash and cash equivalents, including restricted balances	(2,411,612)	(1,345,940)
Cash, cash equivalents and restricted cash, beginning of period	2,873,020	1,707,727
Cash, cash equivalents and restricted cash, end of period	$461,408	$361,787

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$96,965	$84,872
Interest paid on borrowings	78,098	65,972
Accrued additions to property and equipment	2,841	1,662
New operating right of use assets and related lease liabilities	93,381	251,284

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2021 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity (Deficiency)
	Shares	Amount				Shares	Amount
Balances as of May 1, 2020	228,207	$2,282	$775,387	$(51,576)	$42,965	(35,731)	$(698,017)	$71,041
Net income	—	—	—	—	91,259	—	—	91,259
Other comprehensive income	—	—	—	17,539	—	—	—	17,539
Stock-based compensation	—	—	7,422	—	—	—	—	7,422
Stock-based awards exercised or vested	—	—	(10,027)	—	(1,247)	627	12,247	973
Acquisition of treasury shares(1)	—	—	—	—	—	(204)	(2,913)	(2,913)
Cash dividends declared - $0.26 per share	—	—	—	—	(50,044)	—	—	(50,044)
Balances as of July 31, 2020	228,207	$2,282	$772,782	$(34,037)	$82,933	(35,308)	$(688,683)	$135,277
Net loss	—	—	—	—	(223,726)	—	—	(223,726)
Other comprehensive income	—	—	—	2,330	—	—	—	2,330
Stock-based compensation	—	—	6,768	—	—	—	—	6,768
Stock-based awards exercised or vested	—	—	(262)	—	(220)	13	262	(220)
Acquisition of treasury shares(1)	—	—	—	—	—	(6)	(99)	(99)
Repurchase and retirement of common shares	(9,488)	(95)	(5,597)	—	(144,450)	—	—	(150,142)
Cash dividends declared - $0.26 per share	—	—	—	—	(50,154)	—	—	(50,154)
Balances as of October 31, 2020	218,719	$2,187	$773,691	$(31,707)	$(335,617)	(35,301)	$(688,520)	$(279,966)
Net loss	—	—	—	—	(232,994)	—	—	(232,994)
Other comprehensive income	—	—	—	20,014	—	—	—	20,014
Stock-based compensation	—	—	5,265	—	—	—	—	5,265
Stock-based awards exercised or vested	—	—	(461)	—	(218)	76	1,473	794
Acquisition of treasury shares(1)	—	—	—	—	—	(1)	(4)	(4)
Cash dividends declared - $0.26 per share	—	—	—	—	(47,689)	—	—	(47,689)
Balances as of January 31, 2021	218,719	$2,187	$778,495	$(11,693)	$(616,518)	(35,226)	$(687,051)	$(534,580)

(1)    Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.

4	Q3 FY2021 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity (Deficiency)
	Shares	Amount				Shares	Amount
Balances as of May 1, 2019	238,337	$2,383	$767,636	$(20,416)	$499,386	(36,377)	$(707,462)	$541,527
Net loss	—	—	—	—	(150,247)	—	—	(150,247)
Other comprehensive loss	—	—	—	(2,320)	—	—	—	(2,320)
Stock-based compensation	—	—	6,557	—	—	—	—	6,557
Stock-based awards exercised or vested	—	—	(13,789)	—	(2,786)	906	17,631	1,056
Acquisition of treasury shares(1)	—	—	—	—	—	(314)	(9,185)	(9,185)
Repurchase and retirement of common shares	(1,593)	(16)	(955)	—	(43,101)	—	—	(44,072)
Cash dividends declared - $0.26 per share	—	—	—	—	(52,512)	—	—	(52,512)
Balances as of July 31, 2019	236,744	$2,367	$759,449	$(22,736)	$250,740	(35,785)	$(699,016)	$290,804
Net loss	—	—	—	—	(187,999)	—	—	(187,999)
Other comprehensive income	—	—	—	919	—	—	—	919
Stock-based compensation	—	—	9,331	—	—	—	—	9,331
Stock-based awards exercised or vested	—	—	(127)	—	(276)	13	264	(139)
Acquisition of treasury shares(1)	—	—	—	—	—	(6)	(173)	(173)
Repurchase and retirement of common shares	(5,720)	(57)	(3,433)	—	(133,449)	—	—	(136,939)
Cash dividends declared - $0.26 per share	—	—	—	—	(51,551)	—	—	(51,551)
Balances as of October 31, 2019	231,024	$2,310	$765,220	$(21,817)	$(122,535)	(35,778)	$(698,925)	$(75,747)
Net loss	—	—	—	—	(129,683)	—	—	(129,683)
Other comprehensive loss	—	—	—	(3,574)	—	—	—	(3,574)
Stock-based compensation	—	—	6,529	—	—	—	—	6,529
Stock-based awards exercised or vested	—	—	(69)	—	(180)	47	939	690
Acquisition of treasury shares(1)	—	—	—	—	—	(2)	(56)	(56)
Repurchase and retirement of common shares	(2,817)	(28)	(1,690)	—	(64,056)	—	—	(65,774)
Cash dividends declared - $0.26 per share	—	—	—	—	(50,764)	—	—	(50,764)
Balances as of January 31, 2020	228,207	$2,282	$769,990	$(25,391)	$(367,218)	(35,733)	$(698,042)	$(318,379)

(1)    Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2021 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of January 31, 2021 and 2020, the consolidated statements of operations and comprehensive loss for the three and nine months ended January 31, 2021 and 2020, the consolidated statements of cash flows for the nine months ended January 31, 2021 and 2020, and the consolidated statements of stockholders' equity for the three and nine months ended January 31, 2021 and 2020 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of January 31, 2021 and 2020 and for all periods presented, have been made.
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
IMPACTS OF THE COVID-19 PANDEMIC - During March 2020, the World Health Organization declared the coronavirus (COVID-19) outbreak to be a global pandemic. As a result of the COVID-19 pandemic, on March 21, 2020, the federal tax filing deadline in the United States (U.S.) for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020. Substantially all U.S. states with an April 15 individual state income tax filing requirement extended their respective deadlines. In Canada, the deadline for individuals to file was extended to June 1, 2020. These extensions impacted the typical seasonality of our business and the comparability of our financial results. Consequently, a portion of revenues and expenses that would have normally been recognized in our fourth quarter of fiscal year 2020 shifted to the first two quarters of fiscal year 2021.
On January 15, 2021, the Internal Revenue Service (IRS) announced that it would begin accepting and processing 2020 individual income tax returns on February 12, 2021. Historically, the IRS has begun accepting and processing returns during our third fiscal quarter. This delay has impacted the timing of recognizing a portion of revenue for the returns that we prepared during the quarter but were not able to electronically file with the IRS. See note 2 for additional information.
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

6	Q3 FY2021 Form 10-Q | H&R Block, Inc.

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
NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. Tax Services business. The following table disaggregates our U.S. Tax Services revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2021	2020	2021	2020
Revenues:
U.S. assisted tax preparation	$154,489	$283,956	$541,139	$358,174
U.S. royalties	23,902	44,965	67,427	59,644
U.S. DIY tax preparation	21,681	34,089	94,331	42,040
International	15,671	11,804	132,347	97,311
Refund Transfers	7	50,494	11,752	52,794
Emerald Card®	21,951	16,657	48,801	39,128
Peace of Mind® Extended Service Plan	16,101	16,954	72,871	75,451
Tax Identity Shield®	4,927	8,138	19,129	17,308
Interest and fee income on Emerald AdvanceSM	27,590	32,741	28,754	33,780
Wave	14,803	11,213	41,197	25,740
Other	7,105	8,194	28,059	28,998
Total revenues	$308,227	$519,205	$1,085,807	$830,368

Revenue is recognized upon satisfaction of performance obligations by the transfer of a product or service to the customer. The majority of our services and products have multiple performance obligations. For our tax preparation services, the various performance obligations are generally provided simultaneously at a point in time, and revenue is recognized at that time. We allocate the transaction price to the various performance obligations based on relative standalone selling prices. The value of point-of-sale discounts and coupons are recorded as a reduction of revenue.
U.S. Assisted tax preparation services include tax preparation and electronic filing or printing of the completed tax return. Revenues from tax preparation services, including printing for clients that choose to print and mail their returns, are recognized when a completed return is accepted by the customer, and revenues for electronic filing a completed return are recognized when the return is electronically filed.
Royalties are based on contractual percentages of franchise gross receipts and are generally recognized in the period in which the services are provided by the franchisee to the customer.
U.S. DIY tax preparation includes fees for online and desktop tax preparation software and for electronic filing or printing. Revenues for online software, including printing for clients that choose to print and mail their returns, are recognized when the customer uses the software to complete a return and revenues for desktop software are recognized when the software is sold to the end user. Revenues for electronic filing are recognized when the return is electronically filed.
Refund Transfer revenues are recognized when the IRS filing acknowledgment is received and the bank account is established at our banking partner.
Revenues for electronic filing of U.S. returns totaling $18.7 million were deferred as of January 31, 2021 and will be recognized in February 2021 when the associated tax returns are electronically filed.

H&R Block, Inc. | Q3 FY2021 Form 10-Q	7

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Nine months ended January 31,	2021	2020	2021	2020
Balance, beginning of the period	$183,685	$212,511	$21,618	$27,306
Amounts deferred	35,977	28,686	1,118	1,827
Amounts recognized on previous deferrals	(84,573)	(87,850)	(9,652)	(12,134)
Balance, end of the period	$135,089	$153,347	$13,084	$16,999

As of January 31, 2021, deferred revenue related to POM was $135.1 million. We expect that $94.2 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following sixty months.
As of January 31, 2021 and 2020, Tax Identity Shield® (TIS) deferred revenue was $20.4 million and $21.2 million, respectively. Deferred revenue related to TIS was $30.8 million and $29.7 million as of April 30, 2020 and 2019, respectively. All deferred revenue related to TIS will be recognized within the next fifteen months.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income or loss from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. The dilutive effect of potential common shares is included in diluted earnings per share except in those periods with a loss from continuing operations. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 5.4 million shares for the three and nine months ended January 31, 2021 and 3.7 million shares for the three and nine months ended January 31, 2020, as the effect would be antidilutive due to the net loss from continuing operations during those periods.
The computations of basic and diluted loss per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2021	2020	2021	2020
Net loss from continuing operations attributable to shareholders	$(231,831)	$(128,026)	$(360,755)	$(457,304)
Amounts allocated to participating securities	(210)	(169)	(592)	(468)
Net loss from continuing operations attributable to common shareholders	$(232,041)	$(128,195)	$(361,347)	$(457,772)

Basic weighted average common shares	183,438	194,077	188,548	198,064
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	183,438	194,077	188,548	198,064

Loss per share from continuing operations attributable to common shareholders:
Basic	$(1.27)	$(0.66)	$(1.92)	$(2.31)
Diluted	(1.27)	(0.66)	(1.92)	(2.31)

The decrease in the weighted average shares outstanding for both the three and nine month periods is due to share repurchases completed in the current and prior fiscal years.

8	Q3 FY2021 Form 10-Q | H&R Block, Inc.

STOCK-BASED COMPENSATION – During the nine months ended January 31, 2021, we granted awards of 2.5 million shares under our stock-based compensation plans, consisting primarily of nonvested units. Stock-based compensation expense of our continuing operations totaled $5.8 million and $20.7 million for the three and nine months ended January 31, 2021, respectively, and $6.6 million and $22.7 million for the three and nine months ended January 31, 2020, respectively. As of January 31, 2021, unrecognized compensation cost for stock options totaled $0.8 million, and for nonvested shares and units totaled $40.9 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	January 31, 2021		January 31, 2020		April 30, 2020
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$24,558	$39,106	$36,372	$42,079	$25,397	$31,329
Receivables for U.S. assisted and DIY tax preparation and related fees	168,905	3,111	316,987	3,716	47,030	3,112
H&R Block Instant RefundTM receivables	1,398	314	6,733	563	15,031	1,325
H&R Block Emerald Advance® lines of credit	314,015	4,937	373,271	6,179	10,001	14,081
Software receivables from retailers	4,434	—	8,101	—	7,341	—
Royalties and other receivables from franchisees	31,346	214	55,645	67	9,861	42
Wave payment processing receivables	2,633	—	3,363	—	3,200	—
Other	15,800	1,448	19,474	1,444	15,336	1,828
Total	$563,089	$49,130	$819,946	$54,048	$133,197	$51,717

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of January 31, 2021 and 2020 loans with a principal balance of $0.5 million and $0.4 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status.
H&R BLOCK INSTANT REFUNDTM PROGRAM – H&R Block Instant RefundTM amounts are generally received from the Canada Revenue Agency within 60 days of filing the client's return, with the remaining balance collectible from the client.
We review the credit quality of our Instant Refund receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by year of origination, as of January 31, 2021 are as follows:

		(in 000s)
Year of Origination	Balance	Non-Accrual

2021	$737	$—
2020 and prior	1,002	1,002
	1,739	$1,002
Allowance	(27)
Net balance	$1,712

H&R Block, Inc. | Q3 FY2021 Form 10-Q	9

H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our purchased participation interests in Emerald AdvanceSM (EA) receivables based on pools, which are segregated by the year of origination, with older years being deemed more unlikely to be repaid. Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, as of January 31, 2021, by year of origination, are as follows:

(in 000s)
Year of origination:	Balance	Non-Accrual
2021	$309,382	$—
2020 and prior	12,039	12,039
Revolving loans	23,699	14,246
	345,120	$26,285
Allowance	(26,168)
Net balance	$318,952

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for our EA and all other short-term and long-term receivables for the nine months ended January 31, 2021 and 2020 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2020	$32,034	$50,446	$82,480
Provision	12,783	12,859	25,642
Charge-offs, recoveries and other	(18,649)	(54,457)	(73,106)
Balances as of January 31, 2021	$26,168	$8,848	$35,016

Balances as of May 1, 2019	$27,535	$53,938	$81,473
Provision	17,862	19,655	37,517
Charge-offs, recoveries and other	(17,273)	(55,101)	(72,374)
Balances as of January 31, 2020	$28,124	$18,492	$46,616

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended January 31, 2021 and 2020 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of May 1, 2020	$850,435	$(138,297)	$712,138
Acquisitions	6,924	—	6,924
Disposals and foreign currency changes, net	26,554	—	26,554
Impairments	—	—	—
Balances as of January 31, 2021	$883,913	$(138,297)	$745,616

Balances as of May 1, 2019	$552,234	$(32,297)	$519,937
Acquisition of Wave	300,560	—	300,560
Other acquisitions	23,421	—	23,421
Disposals and foreign currency changes, net	(5,088)	—	(5,088)
Impairments	—	—	—
Balances as of January 31, 2020	$871,127	$(32,297)	$838,830

We test goodwill for impairment annually in our fourth quarter, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

10	Q3 FY2021 Form 10-Q | H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of January 31, 2021:
Reacquired franchise rights	$370,076	$(174,484)	$195,592
Customer relationships	316,600	(244,441)	72,159
Internally-developed software	168,642	(123,709)	44,933
Noncompete agreements	41,177	(34,962)	6,215
Franchise agreements	19,201	(15,574)	3,627
Purchased technology	122,700	(68,844)	53,856
Trade name	5,800	(918)	4,882
	$1,044,196	$(662,932)	$381,264
As of January 31, 2020:
Reacquired franchise rights	$364,376	$(153,392)	$210,984
Customer relationships	313,521	(219,664)	93,857
Internally-developed software	154,962	(116,383)	38,579
Noncompete agreements	41,386	(33,151)	8,235
Franchise agreements	19,201	(14,294)	4,907
Purchased technology	122,801	(53,525)	69,276
Trade name	5,800	(338)	5,462
Acquired assets pending final allocation (1)	1,774	—	1,774
	$1,023,821	$(590,747)	$433,074
As of April 30, 2020:
Reacquired franchise rights	$365,062	$(159,754)	$205,308
Customer relationships	314,191	(227,445)	86,746
Internally-developed software	154,083	(113,698)	40,385
Noncompete agreements	41,072	(33,639)	7,433
Franchise agreements	19,201	(14,614)	4,587
Purchased technology	122,700	(57,548)	65,152
Trade name	5,800	(483)	5,317
Acquired assets pending final allocation (1)	48	—	48
	$1,022,157	$(607,181)	$414,976

(1)    Represents franchisee and competitor business acquisitions for which final purchase price allocations have not yet been determined.
We made payments to acquire businesses totaling $15.0 million and $450.3 million during the nine months ended January 31, 2021 and 2020, respectively. The nine months ended January 31, 2020 included the acquisition of Wave. The amounts and weighted-average lives of intangible assets acquired during the nine months ended January 31, 2021, including amounts capitalized and placed in service related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average life (in years)
Capitalized software	$14,389	3
Customer relationships	8,952	5
Reacquired franchise rights	6,005	5
Noncompete agreements	342	5
Total	$29,688	4

H&R Block, Inc. | Q3 FY2021 Form 10-Q	11

Amortization of intangible assets for the three and nine months ended January 31, 2021 was $21.7 million and $62.1 million, respectively, compared to $21.5 million and $61.3 million for the three and nine months ended January 31, 2020, respectively. Estimated amortization of intangible assets for fiscal years 2021, 2022, 2023, 2024 and 2025 is $83.5 million, $75.5 million, $57.7 million, $38.4 million and $20.3 million, respectively.
NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

			(in 000s)
As of	January 31, 2021	January 31, 2020	April 30, 2020
Senior Notes, 4.125%, due October 2020	$—	$650,000	$650,000
Senior Notes, 5.500%, due November 2022	500,000	500,000	500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000	350,000
Senior Notes, 3.875%, due August 2030	650,000	—	—
Committed line of credit borrowings	880,000	1,035,000	2,000,000
Debt issuance costs and discounts	(10,426)	(5,389)	(4,743)
Total long-term debt	2,369,574	2,529,611	3,495,257
Less: Current portion	—	(649,022)	(649,384)
Long-term portion	$2,369,574	$1,880,589	$2,845,873

Estimated fair value of long-term debt	$2,499,000	$2,618,000	$3,526,000

On August 7, 2020, we issued $650.0 million of 3.875% Senior Notes due August 15, 2030 (2030 Senior Notes). The 2030 Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. The proceeds of the 2030 Senior Notes were used to repay the $650 million Senior Notes that matured on October 1, 2020.
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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of January 31, 2021.
In September 2020, we utilized our cash on hand to repay the outstanding $2.0 billion balance on our CLOC. We had an outstanding balance of $880.0 million under the CLOC as of January 31, 2021 and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $520 million as of January 31, 2021.

12	Q3 FY2021 Form 10-Q | H&R Block, Inc.

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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law. The CARES Act includes, among other items, modifications to net operating loss carryback periods, net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act allows a five-year carryback of net operating losses generated between 2018 and 2021 to fully offset taxable income previously subject to a 35% statutory tax rate. As a result of the CARES Act and changes to our methods of accounting for items under the Internal Revenue Code, we anticipate generating a loss for tax purposes on our calendar 2020 tax return, plan to carry back the loss to two of the five preceding tax years, and obtain a refund of previously paid federal income taxes. The net operating loss carryback has been factored into our annual effective tax rate which has reduced our effective tax rate and income taxes payable and increased our unrecognized tax benefits, income tax refund receivables, and deferred tax liabilities. We also expect that the net operating loss carryback will reopen our 2015 tax return to examination.
Our effective tax rate for continuing operations, including the effects of discrete tax items was 9.0% and 29.2% for the nine months ended January 31, 2021 and 2020, respectively. Discrete items decreased the effective tax rate for the nine months ended January 31, 2021 by 4.9% and increased the effective tax rate for the nine months ended January 31, 2020 by 4.3%. A discrete income tax expense of $19.5 million was recorded in the nine months ended January 31, 2021 compared to a discrete tax benefit of $27.7 million in the same period of the prior year. The discrete tax expense recorded in the current period primarily resulted from uncertain tax benefits related to the net operating loss carryback offset by settlements with tax authorities and statute of limitation expirations. The discrete tax benefit recorded in the prior year resulted from the settlement of various matters, including expiration of statute of limitations and resolutions with tax authorities and valuation allowance changes related to utilization of foreign losses. Due to the loss through the third quarter, a discrete tax benefit increases the tax rate while an item of discrete tax expense decreases the tax rate. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate through our third quarter to be significantly different than the rate for our full fiscal year.
Consistent with prior years, our pretax loss for the nine months ended January 31, 2021 is expected to be offset by income in the fourth quarter due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the nine months ended January 31, 2021 reflects management’s estimate of the annual effective tax rate applied to year-to-date loss from continuing operations adjusted for the tax impact of discrete items for the periods presented.

H&R Block, Inc. | Q3 FY2021 Form 10-Q	13

Changes in unrecognized tax benefits for nine months ended January 31, 2021 are as follows:

(in 000s)
Nine months ended January 31, 2021	Amount
Balance, beginning of the period	$168,062
Additions based on tax positions related to prior years	117,770
Reductions based on tax positions related to prior years	(31,958)
Additions based on tax positions related to the current year	11,795
Reductions related to settlements with tax authorities	(26,556)
Expiration of statute of limitations	(5,423)
Balance, end of the period	$233,690

We had gross unrecognized tax benefits of $233.7 million, $148.7 million and $168.1 million as of January 31, 2021 and 2020 and April 30, 2020, respectively. The gross unrecognized tax benefits increased $65.6 million and decreased $36.4 million during the nine months ended January 31, 2021 and 2020, respectively. The increase in unrecognized tax benefits during the nine months ending January 31, 2021 is primarily related to the net operating loss carryback. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $71.0 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under examination. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
NOTE 8: OTHER INCOME AND OTHER EXPENSES
The following table shows the components of other income (expense), net:

(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2021	2020	2021	2020
Interest income	$123	$2,397	$2,011	$12,648
Foreign currency gains (losses), net	489	(139)	544	(25)
Other, net	1,755	(379)	2,204	1,118
	$2,367	$1,879	$4,759	$13,741

NOTE 9: COMMITMENTS AND CONTINGENCIES
All assisted tax returns, are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $9.2 million, $7.0 million and $9.4 million as of January 31, 2021 and 2020 and April 30, 2020, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $18.8 million, $11.4 million and $14.2 million as of January 31, 2021 and 2020 and April 30, 2020, respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $29.3 million at January 31, 2021, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $13.7 million.

14	Q3 FY2021 Form 10-Q | H&R Block, Inc.

Both the U.S. and Canada implemented emergency economic relief programs as a way of minimizing the economic impact of the global COVID-19 pandemic. In the U.S., the CARES Act includes, among other items, provisions relating to refundable payroll tax credits and deferment of certain tax payments through the end of calendar 2020. In Canada the COVID-19 Economic Response Plan includes the Canada Emergency Wage Subsidy (CEWS). For our U.S. businesses we have elected to defer the employer-paid portion of social security taxes and are evaluating the employee retention credit, and in Canada we have received $15.9 million in wage subsidies during the nine months ended January 31, 2021 which has been treated as a government subsidy to offset related operating expenses.
On August 5, 2020, we entered into a Program Management Agreement with MetaBank®, N.A. (Meta), a wholly-owned subsidiary of Meta Financial Group, Inc. Under the Meta Program Management Agreement and its ancillary agreements and related product schedules, Meta acts as the bank provider of H&R Block-branded financial products. Emerald AdvanceSM lines of credit (EAs) are originated by Meta, and we purchase a 90% participation interest, at par, in the advances originated by Meta. At January 31, 2021, the principal balance of purchased participation interests for the current year totaled $303.2 million.
Refund Advance loans are originated by Meta and offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by Meta. We pay fees based on loan size and customer type. The fees are intended to cover expected loan losses and payments to capital providers, among other items. We have provided two guarantees related to this agreement. We have provided a guarantee up to $18.0 million related to certain loans to clients prior to the IRS accepting electronic filing. At January 31, 2021, we accrued an estimated liability of $1.3 million related to this guarantee, compared to $1.9 million at January 31, 2020, under a similar guarantee with our prior bank partner. Additionally, we provided a guarantee related to loans to virtual assisted clients. There is no maximum exposure under this guarantee. At January 31, 2021, we had no amounts accrued under this guarantee and we do not expect that a material amount will be paid for this guarantee under anticipated loss scenarios related to the fiscal year 2021 tax season.
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

H&R Block, Inc. | Q3 FY2021 Form 10-Q	15

or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of January 31, 2021. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of January 31, 2021 and 2020 and April 30, 2020, our total accrued liabilities were $5.5 million, $1.6 million and $1.6 million, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of January 31, 2021, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

16	Q3 FY2021 Form 10-Q | H&R Block, Inc.

complaint on August 9, 2019, dropping H&R Block, Inc. from the case. In the amended complaint, the plaintiff seeks to represent classes of all persons, between May 17, 2015 and the present, who (1) paid to file one or more federal tax returns through H&R Block’s internet-based filing system, (2) were eligible to file those tax returns for free through the H&R Block Free File offer of the IRS Free File Program, and (3) resided in and were citizens of California at the time of the payments. The plaintiff generally alleges unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., and California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The plaintiff seeks declaratory and injunctive relief, restitution, compensatory damages, punitive damages, interest, attorneys’ fees and costs. We filed a motion to stay the proceedings based on the primary jurisdiction doctrine and a motion to compel arbitration, both of which were denied. We filed an appeal of the denial of the motion to compel arbitration, which was denied on December 9, 2020. We filed an answer to the amended complaint on April 7, 2020, and a renewed motion to compel arbitration and to stay the litigation on February 22, 2021. A trial date has been set for October 18, 2022. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On September 26, 2019, a putative class action complaint was filed against H&R Block, Inc., HRB Tax Group, Inc., HRB Digital LLC and Free File, Inc. in the United States District Court for the Western District of Missouri (Case No. 4:19-cv-00788-GAF) styled Swanson v. H&R Block, Inc., et al. The plaintiff seeks to represent both a nationwide class and a California subclass of all persons eligible for the IRS Free File Program who paid to use an H&R Block product to file an online tax return for the 2002 through 2018 tax filing years. The plaintiff generally alleges unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., California Unfair Competition Law, California Business and Professions Code §§17200, et seq., in addition to breach of contract and fraud. The plaintiff seeks injunctive relief, disgorgement, compensatory damages, statutory damages, punitive damages, interest, attorneys’ fees and costs. The court granted a motion to dismiss filed by defendant Free File, Inc. for lack of personal jurisdiction. The court granted our motion to compel arbitration and stayed the case pending the outcome of arbitration. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

H&R Block, Inc. | Q3 FY2021 Form 10-Q	17

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

18	Q3 FY2021 Form 10-Q | H&R Block, Inc.

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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of January 31, 2021, total approximately $271 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

H&R Block, Inc. | Q3 FY2021 Form 10-Q	19

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT DEVELOPMENTS
On July 1, 2020, we provided written notice to Axos Bank (Axos) of the termination of the Program Management Agreement by and between Emerald Financial Services, LLC , a wholly–owned indirect subsidiary of the Company, and Axos, effective July 1, 2020. On August 5, 2020, we entered into a Program Management Agreement with MetaBank®, N.A. (Meta), a wholly-owned subsidiary of Meta Financial Group, Inc. Under the Meta Program Management Agreement and its ancillary agreements and related product schedules, Meta acts as the bank provider of H&R Block-branded financial products, including Emerald AdvanceSM, Emerald Card®, Emerald Savings, Refund Advance, and Refund Transfer in the United States.
FINANCIAL OVERVIEW
With the economic impact of the pandemic being felt across the U.S., we remain committed to helping people gain access to their refunds while shifting how we operate to help promote the safety and well-being of associates and clients. We continue to provide in-person appointments where permitted and have instituted guidelines for our tax offices based on Centers for Disease Control and Prevention recommendations. Clients may also choose to drop-off at our locations nationwide or choose to file with a tax pro virtually.
As a result of the COVID-19 pandemic, on March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020, and substantially all U.S. states with an April 15 individual state income tax filing requirement extended their respective deadlines. In Canada, the deadline for individuals to file was extended to June 1, 2020. In addition, governments around the world took a variety of actions to contain the spread of COVID-19. Jurisdictions in which we operate imposed various restrictions on our business, including capacity and other operational limitations, social distancing requirements, and in limited instances required us to close certain offices. Consequently, a portion of revenues and expenses that would have normally been recognized in our fourth quarter of fiscal year 2020 shifted to the first two quarters of fiscal year 2021.
We believe that the ongoing pandemic, coupled with the timing of Economic Impact Payments (EIPs) and the Internal Revenue Service’s (IRS) announcement to not accept and process returns until February 12, has resulted in a delayed start to the current tax season. Historically, the IRS has begun accepting and processing returns during our third fiscal quarter. These delays have impacted tax return volumes and the timing of recognizing a portion of revenue for the returns that we prepared during the quarter but were not able to electronically file with the IRS.
These events have impacted the typical seasonality of our business and the comparability of our financial results.
Our revenues for the three months ended January 31, 2021 decreased $211.0 million, or 40.6%, when compared to the prior year period, primarily due to a delayed start to the 2021 tax season, and we recorded a pretax loss of $283.5 million compared to $177.0 million in the prior year. Our revenues for the nine months ended January 31, 2021, increased $255.4 million, or 30.8%, when compared to the prior year period, primarily due to the extension of the 2020 tax season, partially offset by a delayed start to the 2021 tax season, and we recorded pretax loss of $396.5 million compared to $645.5 million in the prior year.
RESULTS OF OPERATIONS
Our subsidiaries provide assisted and DIY tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our financial partners, to the general public primarily in the U.S., Canada and Australia. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We also offer small business financial solutions through our company-owned and franchise offices and online through Wave. We report a single segment that includes all of our continuing operations.

20	Q3 FY2021 Form 10-Q | H&R Block, Inc.

U.S. Operating Statistics	Three Months Ended January 31,
	2021	2020	Change	% Change
Tax returns prepared: (in 000s) (1)
Company-owned operations	725	1,188	(463)	(39.0)%
Franchise operations	286	516	(230)	(44.6)%
Total assisted	1,011	1,704	(693)	(40.7)%

Desktop	36	88	(52)	(59.1)%
Online	813	1,273	(460)	(36.1)%
Total DIY	849	1,361	(512)	(37.6)%

Total U.S. Returns	1,860	3,065	(1,205)	(39.3)%

Net Average Charge: (2)
Company-owned operations	$230.29	$239.18	$(8.89)	(3.7)%
Franchise operations (3)	$227.73	$236.34	$(8.61)	(3.6)%
DIY	$32.75	$25.05	$7.70	30.7%

As of January 31,	2021	2020	Change	% Change
Tax offices:
Company-owned offices	6,512	6,552	(40)	(0.6)%
Franchise offices	2,759	2,909	(150)	(5.2)%
Total U.S. offices	9,271	9,461	(190)	(2.0)%

(1)     An assisted tax return is defined as a current or prior year individual or business tax return that has been accepted and paid for by the client. A DIY online return is defined as a current year individual or business tax return that has been accepted and paid for by the client. A DIY desktop return is defined as a current year individual or business tax return that has been electronically submitted to the IRS.
(2)    Net average charge is calculated as total tax preparation fees, including any amounts deferred, divided by tax returns prepared. A portion of tax preparation fees were deferred as of January 31, 2021 due to the delay in the IRS accepting returns.
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

H&R Block, Inc. | Q3 FY2021 Form 10-Q	21

RESULTS OF OPERATIONS

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended January 31,	2021	2020	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$154,489	$283,956	$(129,467)	(45.6)%
U.S. royalties	23,902	44,965	(21,063)	(46.8)%
U.S. DIY tax preparation	21,681	34,089	(12,408)	(36.4)%
International	15,671	11,804	3,867	32.8%
Refund Transfers	7	50,494	(50,487)	(100.0)%
Emerald Card®	21,951	16,657	5,294	31.8%
Peace of Mind® Extended Service Plan	16,101	16,954	(853)	(5.0)%
Tax Identity Shield®	4,927	8,138	(3,211)	(39.5)%
Interest and fee income on Emerald AdvanceSM	27,590	32,741	(5,151)	(15.7)%
Wave	14,803	11,213	3,590	32.0%
Other	7,105	8,194	(1,089)	(13.3)%
Total revenues	308,227	519,205	(210,978)	(40.6)%

Compensation and benefits:
Field wages	127,002	165,435	(38,433)	(23.2)%
Other wages	62,254	63,808	(1,554)	(2.4)%
Benefits and other compensation	39,637	45,397	(5,760)	(12.7)%
	228,893	274,640	(45,747)	(16.7)%
Occupancy	100,823	102,788	(1,965)	(1.9)%
Marketing and advertising	66,825	84,760	(17,935)	(21.2)%
Depreciation and amortization	39,856	44,147	(4,291)	(9.7)%
Bad debt	25,790	36,527	(10,737)	(29.4)%
Other	109,574	128,947	(19,373)	(15.0)%
Total operating expenses	571,761	671,809	(100,048)	(14.9)%
Other income (expense), net	2,367	1,879	488	26.0%
Interest expense on borrowings	(22,333)	(26,305)	3,972	15.1%
Pretax loss	(283,500)	(177,030)	(106,470)	(60.1)%
Income tax benefit	(51,669)	(49,004)	(2,665)	(5.4)%
Net loss from continuing operations	(231,831)	(128,026)	(103,805)	(81.1)%
Net loss from discontinued operations	(1,163)	(1,657)	494	29.8%
Net loss	$(232,994)	$(129,683)	$(103,311)	(79.7)%

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.27)	$(0.66)	$(0.61)	(92.4)%
Discontinued operations	—	(0.01)	0.01	100.0%
Consolidated	$(1.27)	$(0.67)	$(0.60)	(89.6)%

EBITDA from continuing operations (1)	$(221,311)	$(106,578)	$(114,733)	(107.7)%

(1)    See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended January 31, 2021 compared to January 31, 2020
Revenues decreased $211.0 million, or 40.6%, from the prior year period. We believe that the ongoing pandemic, coupled with the timing of EIPs, has resulted in a delayed start to the tax season. Additionally, the IRS delayed the date that it will begin accepting and processing tax returns. This resulted in a decrease in the volume of U.S. tax returns prepared and a deferral of $18.7 million of revenues related to electronic filing causing declines in U.S. assisted tax preparation, royalties and U.S. DIY tax preparation revenues.

22	Q3 FY2021 Form 10-Q | H&R Block, Inc.

Refund Transfer revenues decreased $50.5 million as a result of the IRS not accepting electronically filed returns. Emerald Card® revenues increased $5.3 million, or 31.8%, due to higher card activity as some EIPs were loaded on to Emerald Cards. Interest and fees on Emerald Advances decreased $5.2 million, or 15.7%, due to lower Emerald AdvanceSM volumes. Wave revenues increased $3.6 million, or 32.0%, due to higher small business payments processing volumes as small business owners shift to online payment options.
Total operating expenses decreased $100.0 million, or 14.9%, from the prior year. Field wages decreased $38.4 million, or 23.2%, due to lower tax preparation volumes resulting from the delayed start to the tax season. Benefits and other compensation decreased $5.8 million, or 12.7%, due to lower payroll taxes and lower stock-based compensation expense. Marketing and advertising expense decreased $17.9 million, or 21.2%, due to the timing of television and online advertising. Depreciation and amortization expense decreased $4.3 million, or 9.7%, due to lower depreciation on leasehold improvements and lower amortization of acquired intangibles. Bad debt decreased $10.7 million, or 29.4%, due to lower Refund Transfer and Emerald AdvanceSM volumes.
Other expenses decreased $19.4 million, or 15.0%. The components of other expenses are as follows:

Three months ended January 31,	2021	2020	$ Change	% Change
Consulting and outsourced services	$30,116	$32,124	$(2,008)	(6.3)%
Bank partner fees	11,716	29,448	(17,732)	(60.2)%
Client claims and refunds	7,215	6,604	611	9.3%
Employee travel and related expenses	5,838	10,921	(5,083)	(46.5)%
Technology-related expenses	19,725	19,199	526	2.7%
Credit card/bank charges	13,038	10,627	2,411	22.7%
Insurance	3,126	3,309	(183)	(5.5)%
Legal fees and settlements	2,825	4,838	(2,013)	(41.6)%
Supplies	9,266	6,412	2,854	44.5%
Other	6,709	5,465	1,244	22.8%
	$109,574	$128,947	$(19,373)	(15.0)%

Bank partner fees decreased $17.7 million, or 60.2%, primarily due to lower Refund Advance and Refund Transfer volumes. Employee travel and related expenses decreased $5.1 million, or 46.5%, due to travel restrictions as a result of COVID-19.
We recorded an income tax benefit in the current year of $51.7 million compared to $49.0 million in the prior year, primarily due to discrete benefits of $12.6 million in the current quarter versus $2.5 million in the prior year period. The effective tax rate for the three months ended January 31, 2021, and 2020 was 18.2% and 27.7%, respectively. See Item 1, note 7 to the consolidated financial statements for additional discussion.
Total U.S. return volume from January 1, 2021 through February 28, 2021 decreased 15.0% compared to the prior year period due to fewer Assisted and DIY tax returns prepared due to the delayed start to the current tax season. Our business is highly seasonal and results for the three months ended January 31, as well as results for the period ended February 28, may not be indicative of results for the current tax season.

H&R Block, Inc. | Q3 FY2021 Form 10-Q	23

U.S. Operating Statistics	Nine Months Ended January 31,
	2021	2020	Change	% Change
Tax returns prepared: (in 000s) (1)
Company-owned operations	2,353	1,476	877	59.4%
Franchise operations	931	676	255	37.7%
Total assisted	3,284	2,152	1,132	52.6%

Desktop	572	142	430	302.8%
Online	1,977	1,386	591	42.6%
Total DIY	2,549	1,528	1,021	66.8%

Total U.S. Returns	5,833	3,680	2,153	58.5%

Net Average Charge: (2)
Company-owned operations	$235.30	$244.88	$(9.58)	(3.9)%
Franchise operations (3)	$226.98	$242.76	$(15.78)	(6.5)%
DIY	$39.41	$27.52	$11.89	43.2%

(1)     An assisted tax return is defined as a current or prior year individual or business tax return that has been accepted and paid for by the client. A DIY online return is defined as a current year individual or business tax return that has been accepted and paid for by the client. A DIY desktop return is defined as a current year individual or business tax return that has been electronically submitted to the IRS.
(2)    Net average charge is calculated as total tax preparation fees, including any amounts deferred, divided by tax returns prepared. A portion of tax preparation fees were deferred as of January 31, 2021 due to the delay in the IRS accepting returns.
(3)    Net average charge related to H&R Block Franchise operations represents tax preparation fees collected by H&R Block franchisees divided by returns prepared in franchise offices. H&R Block will recognize a portion of franchise revenues as franchise royalties based on the terms of franchise agreements.

24	Q3 FY2021 Form 10-Q | H&R Block, Inc.

Consolidated - Financial Results		(in 000s, except per share amounts)
Nine months ended January 31,	2021	2020	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$541,139	$358,174	$182,965	51.1%
U.S. royalties	67,427	59,644	7,783	13.0%
U.S. DIY tax preparation	94,331	42,040	52,291	124.4%
International	132,347	97,311	35,036	36.0%
Refund Transfers	11,752	52,794	(41,042)	(77.7)%
Emerald Card®	48,801	39,128	9,673	24.7%
Peace of Mind® Extended Service Plan	72,871	75,451	(2,580)	(3.4)%
Tax Identity Shield®	19,129	17,308	1,821	10.5%
Interest and fee income on Emerald AdvanceSM	28,754	33,780	(5,026)	(14.9)%
Wave	41,197	25,740	15,457	60.1%
Other	28,059	28,998	(939)	(3.2)%
Total revenues	1,085,807	830,368	255,439	30.8%

Compensation and benefits:
Field wages	306,551	280,231	26,320	9.4%
Other wages	182,010	178,389	3,621	2.0%
Benefits and other compensation	105,581	100,579	5,002	5.0%
	594,142	559,199	34,943	6.2%
Occupancy	297,881	292,470	5,411	1.9%
Marketing and advertising	94,953	101,190	(6,237)	(6.2)%
Depreciation and amortization	117,163	125,409	(8,246)	(6.6)%
Bad debt	28,759	37,594	(8,835)	(23.5)%
Other	268,834	305,015	(36,181)	(11.9)%
Total operating expenses	1,401,732	1,420,877	(19,145)	(1.3)%
Other income (expense), net	4,759	13,741	(8,982)	(65.4)%
Interest expense on borrowings	(85,319)	(68,682)	(16,637)	(24.2)%
Pretax loss	(396,485)	(645,450)	248,965	38.6%
Income tax benefit	(35,730)	(188,146)	152,416	81.0%
Net loss from continuing operations	(360,755)	(457,304)	96,549	21.1%
Net loss from discontinued operations	(4,706)	(10,625)	5,919	55.7%
Net loss	$(365,461)	$(467,929)	$102,468	21.9%

BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.92)	$(2.31)	$0.39	16.9%
Discontinued operations	(0.02)	(0.05)	0.03	60.0%
Consolidated	$(1.94)	$(2.36)	$0.42	17.8%

EBITDA from continuing operations (1)	$(194,003)	$(451,359)	$257,356	57.0%

(1) See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Nine months ended January 31, 2021 compared to January 31, 2020
Due to the extension of the 2020 tax season related to the COVID-19 pandemic, we had significant increases in the number of tax returns and revenues in all categories during the first half of fiscal year 2021. These increases were partially offset by the delayed start to the 2021 tax season. As a result, total revenues increased $255.4 million, or 30.8%, compared to the prior year period.
International revenues increased $35.0 million, or 36.0%, primarily due to the 2020 tax season extension in Canada. Refund Transfer revenues decreased $41.0 million, or 77.7%, as a result of the IRS not accepting electronically filed returns. Emerald Card® revenues increased $9.7 million, or 24.7%, due to due to higher card activity as some EIPs were loaded on to Emerald Cards. Wave revenues increased $15.5 million, or 60.1% due to

H&R Block, Inc. | Q3 FY2021 Form 10-Q	25

higher small business payments processing volumes over the prior year as small business owners shift to online payment options and an additional two months of revenue in the current year, as we acquired Wave on June 28, 2019.
Total operating expenses decreased $19.1 million, or 1.3%, from the prior year period. Field wages increased $26.3 million, or 9.4%, due to the extended 2020 tax season, partially offset by Canadian wage subsidies and lower 2021 tax season volumes. Depreciation and amortization expense decreased $8.2 million, or 6.6%, due to lower depreciation on leasehold improvements and lower amortization of acquired intangibles. Bad debt expense decreased $8.8 million, or 23.5%, due to lower Refund Transfer and Emerald AdvanceSM volumes.
Other expenses decreased $36.2 million, or 11.9%. The components of other expenses are as follows:

Nine months ended January 31,	2021	2020	$ Change	% Change
Consulting and outsourced services	$69,742	$74,597	$(4,855)	(6.5)%
Bank partner fees	11,066	32,303	(21,237)	(65.7)%
Client claims and refunds	17,888	25,305	(7,417)	(29.3)%
Employee travel and related expenses	15,298	33,159	(17,861)	(53.9)%
Technology-related expenses	55,554	50,178	5,376	10.7%
Credit card/bank charges	39,727	24,455	15,272	62.4%
Insurance	9,340	11,548	(2,208)	(19.1)%
Legal fees and settlements	16,110	21,139	(5,029)	(23.8)%
Supplies	16,218	14,958	1,260	8.4%
Other	17,891	17,373	518	3.0%
	$268,834	$305,015	$(36,181)	(11.9)%

Bank partner fees decreased $21.2 million, or 65.7%, primarily due to lower Refund Advance and Refund Transfer volumes. Employee travel and related expenses decreased $17.9 million, or 53.9%, due to travel restrictions as a result of COVID-19. Credit card and bank charges increased $15.3 million, or 62.4%, as a result of higher transaction volumes for assisted and DIY tax preparation and higher Wave payments processing fees.
Other income (expense), net decreased $9.0 million primarily due to lower interest income as a result of lower interest rates.
Interest expense on borrowings increased $16.6 million primarily due to higher CLOC borrowings and our 2030 Senior Notes.
Income tax benefits decreased $152.4 million, 81.0% due to lower losses in the current year and a lower effective tax rate of 9.0% compared to 29.2% in the prior year. See Item 1, note 7 to the consolidated financial statements for additional discussion.
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

26	Q3 FY2021 Form 10-Q | H&R Block, Inc.

Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of January 31, 2021 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the nine months ended January 31, 2021 and 2020. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Nine months ended January 31,	2021	2020
Net cash provided by (used in):
Operating activities	$(908,679)	$(1,467,791)
Investing activities	(74,112)	(489,702)
Financing activities	(1,442,825)	611,912
Effects of exchange rates on cash	14,004	(359)
Net change in cash, cash equivalents and restricted cash	$(2,411,612)	$(1,345,940)

Operating Activities. Cash used in operations decreased, primarily due to the extension of the 2020 tax season into this fiscal year due to COVID-19 and the delayed start to the 2021 tax season.
Investing Activities. Cash used in investing activities totaled $74.1 million for the nine months ended January 31, 2021 compared to $489.7 million in the prior year period. This change is due to the prior year acquisition of Wave.
Financing Activities. Cash used in financing activities totaled $1.4 billion for the nine months ended January 31, 2021 compared to cash provided by financing activities of $611.9 million in the prior year period. This change resulted primarily from the repayment of the $2.0 billion draw outstanding on our CLOC during the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $147.9 million and $154.8 million for the nine months ended January 31, 2021 and 2020, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Our current share repurchase program has remaining authorization of $601.8 million which is effective through June 2022. During the nine months ended January 31, 2021, we repurchased $150.1 million of our common stock at an average price of $15.83 per share. In the prior year period, we repurchased $246.8 million of our common stock at an average price of $24.36 per share.
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
    Capital Investment. Capital expenditures totaled $48.0 million and $66.5 million for the nine months ended January 31, 2021 and 2020, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $15.0 million in the current year compared to Wave and franchisee and competitor businesses totaling $450.3 million in the prior year. See Item 1, note 5 for additional information on our acquisitions.
    FINANCING RESOURCES – In the fourth quarter of fiscal year 2020, we drew down the full $2.0 billion available under our CLOC to increase our cash position and maximize flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic, which we repaid in full in September 2020. We had an outstanding balance of $880.0 million under the CLOC as of January 31, 2021.

H&R Block, Inc. | Q3 FY2021 Form 10-Q	27

On August 7, 2020, we issued the 2030 Senior Notes. We used the net proceeds from the 2030 Senior Notes to repay our $650 million Senior Notes that matured on October 1, 2020.
The following table provides ratings for debt issued by Block Financial as of January 31, 2021 and April 30, 2020:

As of	January 31, 2021			April 30, 2020
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Negative
S&P	A-2	BBB	Negative	A-2	BBB	Negative
Other than described above, there have been no material changes in our borrowings from those reported as of April 30, 2020 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of January 31, 2021, we held cash and cash equivalents, excluding restricted amounts, of $280.2 million, including $71.1 million held by our foreign subsidiaries.
Foreign Operations. When necessary, our international businesses are funded by our U.S. operations. To mitigate foreign currency exchange rate risk, we sometimes enter into foreign exchange forward contracts. There was one forward contract outstanding as of January 31, 2021, which had a recorded amount of $2.0 million.
We do not currently intend to repatriate any non-borrowed funds held by our foreign subsidiaries.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an increase of $14.0 million during the nine months ended January 31, 2021 compared to an decrease of $0.4 million in the prior year.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – Except as described in Item 1, note 9 related to the Emerald AdvanceSM purchased participation interests and Refund Advance guarantees under the Program Management Agreement with Meta, and in Item 1, note 6 related to the 2030 Senior Notes issuance, there have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2020 in our Annual Report on Form 10-K.
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

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	January 31, 2021	April 30, 2020

Current assets	$355,197	$53,865
Noncurrent assets	2,178,757	3,644,369
Current liabilities	43,677	697,797
Noncurrent liabilities	2,378,024	2,854,211

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Nine months ended January 31, 2021	Twelve months ended April 30, 2020

Total revenues	$90,925	$184,415
Income (loss) from continuing operations before income taxes	(33,862)	30,231
Net income (loss) from continuing operations	(22,272)	23,559
Net income (loss)	(27,065)	10,497

The table above reflects $2.1 billion and $3.6 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of January 31, 2021 and April 30, 2020, respectively.

28	Q3 FY2021 Form 10-Q | H&R Block, Inc.

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
Given these developments and the recent change in administration, we are unsure whether, when, or in what form the Payday Rule will go into effect. The timing to resolve the litigation is unclear. We do not currently expect the Payday Rule to have a material adverse impact on the Emerald AdvanceSM product, our business, or our consolidated financial position, results of operations, and cash flows. We will continue to monitor and analyze the potential impact of any further Payday Rule developments on the Company.
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
The following is a reconciliation of net loss to EBITDA from continuing operations, which is a non-GAAP financial measure:

				(in 000s)
	Three months ended January 31,		Nine months ended January 31,
	2021	2020	2021	2020
Net loss - as reported	$(232,994)	$(129,683)	$(365,461)	$(467,929)
Discontinued operations, net	1,163	1,657	4,706	10,625
Net loss from continuing operations - as reported	(231,831)	(128,026)	(360,755)	(457,304)
Add back:
Income tax benefit of continuing operations	(51,669)	(49,004)	(35,730)	(188,146)
Interest expense of continuing operations	22,333	26,305	85,319	68,682
Depreciation and amortization of continuing operations	39,856	44,147	117,163	125,409
	10,520	21,448	166,752	5,945
EBITDA from continuing operations	$(221,311)	$(106,578)	$(194,003)	$(451,359)

H&R Block, Inc. | Q2 FY2021 Form 10-Q	29

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

(in 000s, except per share amounts)
	Three months ended January 31,		Nine months ended January 31,
	2021	2020	2021	2020

Net loss from continuing operations - as reported	$(231,831)	$(128,026)	$(360,755)	$(457,304)

Adjustments:
Amortization of intangibles related to acquisitions (pretax)	16,293	19,179	52,176	54,997
Tax effect of adjustments (1)	1,012	(4,956)	(4,143)	(13,667)
Adjusted net loss from continuing operations	$(214,526)	$(113,803)	$(312,722)	$(415,974)

Diluted loss per share - as reported	$(1.27)	$(0.66)	$(1.92)	$(2.31)
Adjustments, net of tax	0.10	0.07	0.26	0.21
Adjusted loss per share	$(1.17)	$(0.59)	$(1.66)	$(2.10)

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

30	Q3 FY2021 Form 10-Q | H&R Block, Inc.

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

H&R Block, Inc. | Q3 FY2021 Form 10-Q	31

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the third quarter of fiscal year 2021 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1 - November 30	—		—	$601,837
December 1 - December 31	1	$18.33	—	$601,837
January 1 - January 31	—		—	$601,837
	1	$18.33	—

(1)We purchased approximately 1 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. In June 2019, our Board of Directors extended the share repurchase program through June 2022.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

32	Q3 FY2021 Form 10-Q | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
March 9, 2021

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
March 9, 2021

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
March 9, 2021

H&R Block, Inc. | Q3 FY2021 Form 10-Q	33