Form 10-K
period 2021-04-30
H&R BLOCK INC
filed 2021-06-15
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	April 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☑
The aggregate market value of the registrant's Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on October 30, 2020, was $3,215,128,609.
Number of shares of the registrant's Common Stock, without par value, outstanding on May 28, 2021: 181,466,003.
Documents incorporated by reference
The definitive proxy statement for the registrant's 2021 Annual Meeting of Shareholders, to be filed no later than 120 days after April 30, 2021, is incorporated by reference in Part III to the extent described therein.

2021 FORM 10-K AND ANNUAL REPORT

INTRODUCTION
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc., to H&R Block, Inc. and its subsidiaries, or to H&R Block, Inc.'s operating subsidiaries, as appropriate to the context.
Specified portions of our proxy statement are "incorporated by reference" in response to certain items. Our proxy statement will be made available to shareholders no later than 120 days after April 30, 2021, and will also be available on our website at www.hrblock.com.
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
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout this Form 10-K. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, Risk Factors, and Item 7 under "Critical Accounting Estimates" of this Form 10-K.

H&R Block, Inc. | 2021 Form 10-K	1

PART I
ITEM 1. BUSINESS
OVERVIEW
At H&R Block, our purpose is to provide help and to inspire confidence in our clients and communities everywhere through global tax preparation, financial products and small business solutions. We blend digital innovation with the human expertise and care of our associates and franchisees as we help people get the best outcome at tax time, and better manage and access their money year-round. Through Block Advisors and Wave, we help small business owners thrive with innovative products.
H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri. A complete list of our subsidiaries as of April 30, 2021 can be found in Exhibit 21.
RECENT DEVELOPMENTS
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. As a result of the COVID-19 pandemic, the federal tax filing deadline in the United States (U.S.) for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020. Substantially all U.S. states with an April 15 individual state income tax filing requirement extended their respective deadlines. In Canada, the deadline for individuals to file was extended to June 1, 2020. Consequently, a portion of revenues and expenses that would have normally been recognized in our fourth quarter of fiscal year 2020 shifted to the first two quarters of fiscal year 2021.

During fiscal year 2021, we prepared
21.6 million U.S. tax returns(1)
which contributed to our consolidated revenues of
$3.4 billion,
net income from continuing operations of
$590.2 million,
and EBITDA(2) from continuing operations of
$932.5 million.
In fiscal year 2021, we, together with our franchisees, operated
9,271 offices across the U.S.
(1)    U.S. Tax returns prepared includes tax returns prepared in U.S. company and franchise office locations, virtually, and through our DIY solutions.
(2) See "Non-GAAP Financial Information" section within this filing for a reconciliation of non-GAAP measures.

Due to the ongoing impacts of the pandemic, on March 17, 2021, the IRS extended the federal tax filing deadline in the U.S. for individual 2020 tax returns from April 15, 2021 to May 17, 2021. Substantially all U.S. states with an April 15 individual state income tax filing requirement extended their respective deadlines. Consequently, a portion of revenues and expenses that would have normally been recognized in our fourth quarter of fiscal year 2021 shifted to our next fiscal period.
These extensions impacted the typical seasonality of our business and the comparability of our financial results.
During fiscal year 2021, we changed our bank partner from Axos Bank to MetaBank®, N.A. (Meta). On August 5, 2020, we entered into a Program Management Agreement with Meta. Under the Meta Program Management Agreement and its ancillary agreements and related product schedules, Meta acts as the bank provider of H&R Block-branded financial products, including Emerald AdvanceSM (EA), Emerald Card®, Emerald Savings, Refund Advance (RA), and Refund Transfer (RT) in the U.S. See our Current Report filed on Form 8-K dated May 15, 2020 for additional information.

2	2021 Form 10-K | H&R Block, Inc.

On June 9, 2021, the Board of Directors approved a change of the Company's fiscal year end from April 30 to June 30, effective immediately. The Company plans to file a transition report on Form 10-QT for the transition period of May 1, 2021 through June 30, 2021. The Company's 2022 fiscal year will begin on July 1, 2021 and end on June 30, 2022.
On June 11, 2021, we entered into a Fourth Amended and Restated Credit and Guarantee Agreement, which amended and restated the existing unsecured committed line of credit (CLOC), extending the scheduled maturity date to June 11, 2026, decreasing the aggregate principal amount to $1.5 billion, revising the applicable rate table, and adjusting the covenant measurement dates due to our fiscal year end change. Other material terms remain substantially unchanged from our existing CLOC. See our Current Report filed on Form 8-K dated June 15, 2021 for additional information.
FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We report a single segment that includes all of our continuing operations, which includes tax preparation and small business services. See discussion below and in Item 8, within the notes to the consolidated financial statements.
During fiscal year 2021, we introduced our Block Horizons Strategy, the next phase of our strategic transformation, which builds on previous work to strengthen our foundation and position us for long term sustainable growth.

OUR STRATEGY: BLOCK HORIZONS 2025
Block Horizons is a five year strategy that will leverage our human expertise and technological infrastructure to deliver growth by driving tax solution innovation, helping small businesses to thrive and to ease the financial burden on underbanked individuals.

Block Horizons 2025 Imperatives:

Small Business - Strengthen the spirit of entrepreneurship and enable small business owners to thrive.
Financial Products - Develop new products and experiences that create confidence and ease the financial burden.
Block Experience - Reimagine our experience for customers and tax professionals in a digital-first world by blending technology and data with human expertise and care.

Block Horizons 2025 Enablers:
Talent - Attract and retain people who act boldly, demand high standards, crave tough problems and value winning as a team.
Digital and Data - Accelerate our digital and data capabilities to drive innovation in all facets of our business.
Fund the Future - Tip the scale toward future-focused investments of resources – people and dollars – and celebrate those who drive efficiency.
We provide assisted and do-it-yourself (DIY) tax return preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded services and products, including those of our bank partner, to the general public primarily in the U.S., Canada and Australia. We also offer small business financial solutions through our company-owned or franchise offices and online through Wave. Major revenue sources include fees earned for tax preparation via our assisted and DIY channels, royalties from franchisees, and fees from related services and products.

H&R Block, Inc. | 2021 Form 10-K	3

TAX PREPARATION SERVICES
Assisted income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or our franchisees. Our tax professionals provide assistance to our clients either in person or virtually in a number of ways. Clients can come into an office, digitally "drop off" their documents for their tax professional, approve their return online, have a tax professional review a return they prepared themselves through Tax Pro Review or get their questions answered as they complete their own return through Online Assist.
We offer a comprehensive range of DIY tax services and products, including federal and state income tax return solutions, access to tax tips, advice and tax-related news, use of calculators for tax planning, error checking and electronic filing. Our online software may be accessed through our website at www.hrblock.com or in a mobile application, while our desktop software may be purchased online and through third-party retail stores.
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
OTHER OFFERINGS
We also offer U.S. clients a number of additional services, including RTs, our Peace of Mind® Extended Service Plan (POM), H&R Block Emerald Prepaid Mastercard® (Emerald Card), EAs, Tax Identity Shield® (TIS), RAs, and small business financial solutions. For our Canadian clients we also offer POM, H&R Block Instant RefundSM, H&R Block Pay With Refund®, and small business financial solutions.
Refund Transfers. RTs enable clients to receive their tax refunds by their chosen method of disbursement and include a feature enabling clients to deduct tax preparation and related fees from their tax refunds. Depending on circumstances, clients may choose to receive their RT proceeds by a load to their Emerald Card, by receiving a check or by direct deposit to an existing account. RTs are available to U.S. clients and are frequently obtained by those who (1) do not have bank accounts into which the IRS can direct deposit their refunds; (2) like the convenience and benefits of a temporary account for receipt of their refund; and/or (3) prefer to have their tax preparation fees paid directly out of their refunds. RTs are offered through our relationship with our bank partner. We offer a similar program, H&R Block Pay With Refund®, to our Canadian clients through a Canadian chartered bank.
Peace of Mind® Extended Service Plan. We offer POM to U.S. and Canadian clients, whereby we (1) represent our clients if they are audited by a taxing authority, and (2) assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to H&R Block. The additional taxes paid under POM have a cumulative limit of $6,000 for U.S. clients and $3,000 CAD for Canadian clients with respect to the federal, state/provincial and local tax returns we prepared for applicable clients during the taxable year protected by POM.
H&R Block Emerald Prepaid Mastercard®. The Emerald Card® enables clients to receive their tax refunds from the IRS directly on a prepaid debit card, or to direct RT, EA or RA proceeds to the card. The card can be used for everyday purchases, bill payments and ATM withdrawals anywhere Debit Mastercard® (Mastercard is a registered trademark of Mastercard International Incorporated) is accepted. Additional funds can be added to the card year-round, such as through direct deposit or at participating retail reload providers, and the Emerald Card can be added to clients' mobile wallets. We distribute the Emerald Card® issued by our bank partner.
H&R Block Emerald Advance® Lines of Credit. EAs are lines of credit offered to clients in our offices, from mid-November through mid-January, in amounts up to $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be utilized year-round. In addition to the required monthly payments, borrowers may elect to pay down balances on EAs with their tax refunds. These lines of credit are offered by our bank partner, and we subsequently purchase a participation interest in all EAs originated by our bank partner.

4	2021 Form 10-K | H&R Block, Inc.

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
Refund Advance Loans. RAs are interest-free loans offered by our bank partner, which are available to eligible U.S. assisted clients in company-owned and participating franchise locations, including virtual clients. In tax season 2021, RAs were offered in amounts of $250, $500, $750, $1,250 and $3,500, based on client eligibility as determined by our bank partner.
H&R Block Instant RefundSM. Our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), for a fee. The fee charged for this service is mandated by federal legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund amount is then sent by the CRA directly to us.
Small Business Financial Solutions. Our Block Advisor certified tax professionals provide small businesses with financial expertise in taxes, bookkeeping, payroll and financial audit support through our office network. Wave provides small business owners with an online solution to manage their finances, including payment processing, payroll and bookkeeping services.
SEASONALITY OF BUSINESS
Because the majority of our clients file their tax returns during the period from February through April in a typical year, a substantial majority of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through the first three quarters of our fiscal year. As a result of the COVID-19 pandemic and delayed federal tax filing deadlines in both the current and prior fiscal years, there has been a shift in the typical seasonality of our business and the comparability of our financial results.
COMPETITIVE CONDITIONS
We provide assisted and DIY tax preparation services and products, as well as small business financial solutions, and face substantial competition in and across each category from tax return preparation firms and software providers, accounting firms, independent tax preparers, and certified public accountants.
We are one of the largest providers of tax return preparation solutions and electronic filing services in the U.S., Canada, and Australia with over 25.2 million returns filed by or through H&R Block in fiscal year 2021 via 10,675 tax offices and our virtual tax preparation services, mobile applications, and online and desktop DIY solutions.
GOVERNMENT REGULATION
Our business is subject to various forms of government regulation, including U.S. Federal and state tax preparer regulations, financial consumer protection and privacy regulations, state regulations, franchise regulations and foreign regulations. See further discussion of these items in our Item 1A. Risk Factors and Item 7 under "Regulatory Environment" of this Form 10-K.
HUMAN CAPITAL
Fulfilling our purpose extends to helping and inspiring confidence in our associates. We are committed to our associates’ total well-being—physical, mental, financial, career, team and community. Together, when we balance these components, we achieve personal, team and organizational strength. These commitments extend to both our year-round and seasonal associates.
Associates. We had approximately 3,600 regular full-time associates as of April 30, 2021. Our business is dependent on the availability of a seasonal workforce, including tax professionals, and our ability to hire, train, and supervise these associates. The highest number of persons we employed during the fiscal year ended April 30, 2021, including seasonal associates, was approximately 72,400.

H&R Block, Inc. | 2021 Form 10-K	5

Associate Engagement. We administer an annual survey to all associates to better understand their levels of engagement and identify areas where we can improve. We are pleased with our overall engagement score, meeting or exceeding the global benchmark in all measured categories, and will continue to explore new ways to advance our engagement efforts in the future.
Compensation and Benefits. Our compensation programs are designed to attract and retain top talent that act boldly, demand high standards, crave tough problems and value winning as a team. Our equitable and comprehensive benefits offerings provide access to benefits to help both regular and seasonal associates plan for the health and security of their families. H&R Block provides comprehensive medical insurance to our associates, and extends the opportunity for medical insurance to our seasonal workforce who satisfy the eligibility guidelines of the Affordable Care Act (ACA). Subject to meeting eligibility requirements, associates can also choose to participate in the H&R Retirement Savings Plan 401(k) and Employee Stock Purchase Plan.
Training and Development. We offer a variety of development opportunities for our associates, including in-person classes, online courses, assessments, and a learning library. Our tax professionals receive extensive annual tax training on topics including recent tax code changes and filing practices, and we offer additional education opportunities for tax professionals to enhance their knowledge and skills. In preparation for the upcoming tax season, our tax professionals receive training on H&R Block products, soft skills and tax office best practices. Each year, our tax professionals receive on average over 30 hours of Tax Education and over 16 hours of Continuing Professional Education.
Diversity, Inclusion and Belonging. We continually evaluate our management approaches to improving diversity and inclusion, which includes looking at how we can provide a sense of belonging in the workplace for our associates. We materialized these efforts through our Belonging@Block program which is a council of associates from multiple departments across the organization with the responsibility to represent and improve our diverse and inclusive culture. Because of our efforts to foster a culture of belonging, we are consistently recognized as a top employer in many different categories.
SERVICE MARKS AND TRADEMARKS
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

6	2021 Form 10-K | H&R Block, Inc.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Jeffrey J. Jones II, 53, became our President and Chief Executive Officer in October 2017 and was our President and Chief Executive Officer-Designate from August 2017 to October 2017. Before joining the Company, he served as the President of Ridesharing at Uber Technologies, Inc. from October 2016 until March 2017. He also served as the Executive Vice President and Chief Marketing Officer of Target Corporation from April 2012 until September 2016.

Tony G. Bowen, 46, became our Chief Financial Officer in May 2016. Prior to that, he served as our Vice President, U.S. Tax Services Finance from May 2013 through April 2016.

Kellie J. Logerwell, 51, became our Chief Accounting Officer in July 2016. Prior to that, she served as our Vice President of Corporate and Field Accounting from December 2014 until July 2016 and as our Assistant Controller from December 2010 until December 2014.

Thomas A. Gerke, 65, became our General Counsel and Chief Administrative Officer in May 2016. Prior to that, he served as our Chief Executive Officer (in an interim capacity) from August 2017 until October 2017; our Chief Legal Officer (formerly titled Senior Vice President and General Counsel) from January 2012 through April 2016. Before joining the Company, he served as the Executive Vice President, General Counsel and Secretary of YRC Worldwide from January 2011 until April 2011 Executive Vice Chairman, Century Link, Inc. from July 2009 until December 2010; President and Chief Executive Officer, Embarq Corporation (in an interim capacity from December 2007 until March 2008 and by appointment from March 2008 until June 2009).

Karen Orosco, 50, became our President, Global Consumer Tax and Service Delivery in June 2021. Prior to that she served as our Senior Vice President, U.S. Retail beginning in May 2016, and our Vice President of Retail Operations from May 2011 until May 2016.

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
The following corporate governance documents are posted on our website at www.hrblock.com:
▪The Amended and Restated Articles of Incorporation of H&R Block, Inc.;
▪The Amended and Restated Bylaws of H&R Block, Inc.;
▪The H&R Block, Inc. Corporate Governance Guidelines;
▪The H&R Block, Inc. Code of Business Ethics and Conduct;
▪The H&R Block, Inc. Board of Directors Independence Standards;
▪The H&R Block, Inc. Audit Committee Charter;
▪The H&R Block, Inc. Compensation Committee Charter;
▪The H&R Block, Inc. Finance Committee Charter; and
▪The H&R Block, Inc. Governance and Nominating Committee Charter.

H&R Block, Inc. | 2021 Form 10-K	7

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
An investment in our securities involves risk, including the risk that the value of that investment may decline or that returns on that investment may fall below expectations. There are a number of factors that could cause actual conditions, events, or results to differ materially from those described in forward-looking statements, many of which are beyond management's control or its ability to accurately estimate or predict, or that could adversely affect our financial position, results of operations, cash flows, and the value of an investment in our securities.
OPERATIONAL AND EXECUTION RISKS
Our financial condition and results of operations have been, and may continue to be, adversely affected by the COVID-19 pandemic, and may be impacted by a resurgence of COVID-19 or a future outbreak of another highly infectious or contagious disease.
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic, and the impacts of the pandemic have been felt since that time. Jurisdictions in which we operate issued a high volume of orders related to COVID-19, which imposed various restrictions on our business at various times over the past fiscal year, including occupancy restrictions and other operational limitations, and social distancing requirements. We took a variety of actions to address the impacts of the COVID-19 pandemic on our business, including implementing operational changes across our U.S. assisted locations to increase the number of clients who drop off their documents and approve online and providing multiple virtual solutions to enable clients to engage with us in whatever way they felt most comfortable. We also implemented safety measures throughout our office network, including requiring social distancing and face coverings, frequent disinfecting of high-contact surfaces, and use of protective shields. Notwithstanding the above-described efforts, there is no certainty that the measures we implemented, or may implement in the future, are or will be sufficient to mitigate the risks posed by COVID-19. Alleged failures in this regard could result in negative impacts, including regulatory investigations, claims, legal actions, harm to our reputation and brands, fines, penalties, and other damages.
As a result of the COVID-19 pandemic, the U.S. federal and state deadlines for individual 2019 tax returns were extended from April 15, 2020 to July 15, 2020. Consequently, a portion of revenues and expenses that would have normally been recognized in our fourth quarter of fiscal year 2020 shifted to the first two quarters of fiscal year 2021. Due to the ongoing impacts of the COVID-19 pandemic, the IRS extended the deadline for individual 2020 tax returns from April 15, 2021 to May 17, 2021, and substantially all U.S. states with an April 15 individual state income tax filing requirement extended their respective deadlines. Due to these delays, a portion of revenues and expenses that would have normally been recognized in our fourth quarter of fiscal year 2021 shifted to the next fiscal period. These extensions impacted the typical seasonality of our business and the comparability of our financial results. Treasury, the IRS, and state or foreign officials may determine to extend future tax deadlines or take other actions, which could have an additional material adverse effect on our business and our consolidated financial position, results of operations, and cash flows in future years.
The extent to which the COVID-19 pandemic impacts our business, operations, and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict. The further spread of COVID-19 or a new global or national outbreak of COVID-19 or another highly infectious or contagious

8	2021 Form 10-K | H&R Block, Inc.

disease, the requirements to take action to help limit the spread of illness, and the other risks described above may further impact our ability to carry out our business and may materially adversely impact global economic conditions, our business, results of operations, cash flows, and financial condition.
An interruption in our information systems, or those of our franchisees or a third party on which we rely, or an interruption in the internet, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
We, our franchisees, and other third parties involved in our business operations rely heavily upon communications, networks, and information systems and the internet to conduct our business, including third-party internet-based or cloud computing services. These networks, systems, and operations are potentially vulnerable to damage or interruption from upgrades and maintenance, network failure, hardware failure, software failure, power or telecommunications failures, cyberattacks, human error, and natural disasters. As our tax preparation business is seasonal, our systems must be capable of processing high volumes during our peak periods. Therefore, any failure or interruption in our information systems, or information systems of our franchisees or a private or government third party on which we rely, or an interruption in the internet or other critical business capability, could negatively impact our business operations and reputation, and increase our risk of loss.
There can be no assurance that system or internet failures or interruptions in critical business capabilities will not occur, or, if they do occur, that we, our franchisees or the private or governmental third parties on whom we rely, will adequately address them. The precautionary measures that we have implemented to avoid systems outages and to minimize the effects of any data or communication systems interruptions or failures may not be adequate, and we may not have anticipated or addressed all of the potential events that could threaten or undermine our information systems or other critical business capabilities. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. Our software and computer systems utilize cloud computing services provided by Microsoft Corporation. If the Microsoft Azure Cloud is unavailable for any reason, it could negatively impact our ability to deliver our services and products and our clients may not be able to access certain of our cloud products or features, any of which could significantly impact our operations, business, and financial results.
The occurrence of any systems or internet failure, or business interruption could negatively impact our ability to serve our clients, which in turn could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Any significant delays in launching our tax service and product offerings, changes in government regulations or processes (including the acceptance of tax returns and the issuance of refunds and other amounts to clients by the IRS) that affect how we provide such offerings to our clients, or significant problems with such offerings or the manner in which we provide them to our clients may harm our revenue, results of operations, and reputation.
Tax laws and tax forms are subject to change each year, and the nature and timing of such changes are unpredictable. As a part of our business, we must incorporate any changes to tax laws and tax forms into our tax service and product offerings, including our online and mobile applications and desktop software. The unpredictable nature, timing and effective dates of changes to tax laws and tax forms can result in condensed development cycles for our tax service and product offerings because our clients expect high levels of accuracy and a timely launch of such offerings to prepare and file their taxes by the tax filing deadline and, in turn, receive any tax refund amounts on a timely basis. Further, changes in governmental administrations or regulations could result in further and unanticipated changes in requirements or processes, which may require us to make corresponding changes to our client service systems and procedures. Certain of our financial products are dependent on the IRS following the client’s directions to direct deposit the tax refund. If the IRS disregards this direction, and sends the tax refund via check, then it could result in a loss of tax preparation and financial product revenue, negative publicity, and client dissatisfaction. In addition, unanticipated changes in governmental processes, or newly implemented processes, for (1) accepting tax filings and related forms, including the ability of taxing authorities to accept electronic tax return filings, or (2) distributing tax refunds or other amounts to clients may result in processing delays by us or applicable taxing authorities. From time to time, we review and enhance our quality controls for preparing accurate tax returns, but there can be no assurance that we will be able to prevent all inaccuracies.

H&R Block, Inc. | 2021 Form 10-K	9

Any major defects or delays caused by the above-described complexities may lead to loss of clients and loss of or delay in revenue, negative publicity, client dissatisfaction, a deterioration in our business relationships with our partners or our franchisees, reduced retailer shelf space and promotions, exposure to litigation, and increased operating expenses, even if any such launch delays or defects are not caused by us. Any of the risks described above could have a material adverse effect on our business, our reputation, and our consolidated financial position, results of operations, and cash flows.
We rely on a single vendor or a limited number of vendors to provide certain key services or products, and the inability of these key vendors to meet our needs could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Historically, we have contracted, and in the future we will likely continue to contract, with a single vendor or a limited number of vendors to provide certain key services or products for our tax, financial, and other services and products. A few examples of this type of reliance are our relationships with Fidelity National Information Services, Inc. (FIS,) or similar vendors, for data processing and card production services, MetaBank®, N.A. (Meta), for the issuance of RTs, EAs, RAs and Emerald Cards, and Microsoft Corporation, for cloud computing services. In certain instances, we are vulnerable to vendor error, service inefficiencies, service interruptions, or service delays. Our sensitivity to any of these issues may be heightened (1) due to the seasonality of our business, (2) with respect to any vendor that we utilize for the provision of any product or service that has specialized expertise, (3) with respect to any vendor that is a sole or exclusive provider, or (4) with respect to any vendor whose indemnification obligations are limited or that does not have the financial capacity to satisfy its indemnification obligations. Some of our vendors are subject to the oversight of regulatory bodies and, as a result, our product or service offerings may be affected by the actions or decisions of such regulatory bodies. If our vendors are unable to meet our needs and we are not able to develop alternative sources for these services and products quickly and cost-effectively, it could result in a material and adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
The specialized and highly seasonal nature of our business presents financial risks and operational and human capital challenges.
Our business is highly seasonal, with the substantial portion of our revenue earned from February through April in a typical year. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us, including (1) cash and resource management during the remainder of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season, (2) ensuring compliance with financial covenants under our CLOC, particularly if the timing of our revenue generation deviates from this seasonal period such as has occurred in our two previous fiscal years, (3) responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season, (4) disruptions or delays in a tax season, including those caused by pandemics, such as the COVID-19 outbreak, which may disproportionately affect us compared to other companies if they occur during our fiscal fourth quarter, (5) client dissatisfaction issues or negative social media campaigns, which may not be timely discovered or satisfactorily addressed during this short period, and (6) ensuring optimal uninterrupted operations and service delivery during the tax season. If we experience significant business disruptions during the tax season or if we are unable to satisfactorily address the challenges described above and related challenges associated with a seasonal business, we could experience a loss, disruption, or change in timing of business, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Our business depends on our ability to attract, develop, motivate, and retain key personnel in a timely manner, including members of our executive team and those in seasonal tax preparation positions (which may be required on short notice during any extended tax season) or with other required specialized expertise, including technical positions. The market for such personnel is extremely competitive, and there can be no assurance that we will be successful in our efforts to attract and retain the required personnel within necessary timeframes. If we are unable to attract, develop, motivate, and retain key personnel, our business, operations, and financial results could be negatively impacted. In addition, if our costs of labor or related costs increase for other reasons or if new or revised labor laws, rules or regulations are adopted or implemented that impact our seasonal workforce and

10	2021 Form 10-K | H&R Block, Inc.

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
Failure to maintain sound business relationships with our franchisees may have a material adverse effect on our business and we may be subject to legal and other challenges resulting from our franchisee relationships.
Our financial success depends in part on our ability to maintain sound business relationships with our franchisees. The support of our franchisees is also critical for the success of our ongoing operations. Deterioration in our relationships with our franchisees could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
Our international operations are subject to risks that may harm our business and our consolidated financial position, results of operations, and cash flows.
We have international operations, including tax preparation businesses in Canada and Australia, technology centers in India and Ireland, and Wave in Canada. We may consider expansion opportunities in additional countries in the future and there is uncertainty about our ability to generate revenues from new or emerging foreign operations and expand into other international markets. Additionally, there are risks inherent in doing business internationally, including: (1) changes in trade regulations; (2) difficulties in managing foreign operations as a result of distance, language, and cultural differences; (3) profit repatriation restrictions, and fluctuations in foreign currency exchange rates; (4) geopolitical events, including acts of war and terrorism, and economic and political instability; (5) compliance with U.S. laws such as the Foreign Corrupt Practices Act and other applicable foreign anti-corruption laws; (6) compliance with U.S. and international laws and regulations, including those concerning privacy, and data protection and retention; and (7) risks related to other government regulation or required compliance with local laws. These risks inherent in our international operations and expansion could increase our costs of doing business internationally and could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
In addition, we prepare U.S. federal and state tax returns for taxpayers residing in foreign jurisdictions, including the European Union (EU), and we and certain of our franchisees operate and provide other services in foreign jurisdictions. As a result, certain aspects of our operations are subject, or may in the future become subject, to the laws, regulations, and policies of those jurisdictions that regulate the collection, use, and transfer of personal information, which may be more stringent than those of the U.S., including, but not limited to the EU General Data Protection Regulation, the Canadian Personal Information Protection and Electronic Documents Act, and Canadian Provincial legislation.
Costs for us to comply with such laws, regulations, and policies that are applicable to us could be significant. We may also face audits or investigations by one or more foreign government agencies relating to these laws, regulations, and policies that could result in the imposition of penalties or fines.

H&R Block, Inc. | 2021 Form 10-K	11

STRATEGIC AND INDUSTRY RISKS
Changes in applicable tax laws have had, and may in the future have, a negative impact on the demand for and pricing of our services. Government changes in tax filing processes may adversely affect our business and our consolidated financial position, results of operations, and cash flows.
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
In addition, there are various initiatives from time to time seeking to simplify the tax return preparation filing process. Taxing authorities in various state, local, and foreign jurisdictions in which we operate have also introduced measures seeking to simplify or otherwise modify the preparation and filing of tax returns or the issuance of refunds in their respective jurisdictions. For example, from time to time, U.S. federal and state governments have considered various proposals through which the respective governmental taxing authorities would use taxpayer information provided by employers, financial institutions, and other payers to "pre-populate," prepare and calculate tax returns and distribute them to taxpayers. There are various initiatives from time to time seeking to expedite, reduce, or change the timing of refunds, such as the new monthly child tax credit, which could reduce the demand for certain of our services or financial products.
The adoption or expansion of any measures that significantly simplify tax return preparation, or otherwise reduce the need for third-party tax return preparation services or financial products, including governmental encroachment at the U.S. federal and state levels, as well as in foreign jurisdictions, could reduce demand for our services and products and could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
Increased competition for clients could adversely affect our current market share and profitability, and we may not be effective in achieving our strategic and operating objectives.
We face substantial competition throughout our businesses. All categories in the tax return preparation industry are highly competitive and we recently announced our new strategy, to focus on small businesses, financial products, and improving our tax client experience, to differentiate ourselves from those competitors. However, additional competitors have entered, and in the future may enter, the market to provide tax preparation services or products. In the assisted tax services category, there are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Commercial tax return preparers are highly competitive with regard to price and service. In DIY and virtual, options include various forms of digital electronic assistance, including online and mobile applications, and desktop software, all of which we offer. Our DIY and virtual services and products compete with a number of online and software companies, primarily on price and functionality. Individual tax filers may elect to change their tax preparation method, choosing from among various assisted, DIY, and virtual offerings. While we believe that our new strategic objectives reflect opportunities that are appropriate and achievable, it is possible that our objectives may not deliver projected long-term growth in revenue and profitability due to competition, inadequate execution, incorrect assumptions, sub-optimal resource allocation, or other reasons, including any of the other risks described in this “Risk Factors” section. If we are unable to realize the desired benefits from our business strategy, our ability to compete across our business and our consolidated financial position, results of operations, and cash flows could be adversely affected.
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

12	2021 Form 10-K | H&R Block, Inc.

Additionally, we and many other tax return preparation firms compete by offering one or more of RTs, prepaid cards, RAs, other financial services and products, and other tax-related services and products, many of which are subject to regulatory scrutiny, litigation, and other risks. We can make no assurances that we will be able to offer, or continue to offer, all of these services and products and a failure to do so could negatively impact our financial results and ability to compete. Intense competition could result in a reduction of our market share, lower revenues, lower margins, and lower profitability. In addition, we face intense competition with our small business financial solutions. We may be unsuccessful in competing with other providers, which may diminish our revenue and profitability, and harm our ability to acquire and retain clients.
Offers of free services or products could adversely affect our revenues and profitability.
U.S. federal, state and foreign governmental authorities in certain jurisdictions in which we operate currently offer, or facilitate the offering of, tax return preparation and electronic filing options to taxpayers at no charge, and certain volunteer organizations also prepare tax returns at no charge for low-income taxpayers. In addition, many of our competitors offer certain tax preparation services and products, and other financial services and products, at no charge. Government tax authorities, volunteer organizations, our competitors, and potential new market entrants may also elect to implement or expand free offerings in the future. Free File, Inc., which operates under an agreement that is currently set to expire in October 2022, is currently the sole means through which the IRS offers DIY tax software to taxpayers, however the IRS is not prohibited from offering competing services.
In order to compete, we have offered certain, and may in the future offer additional, services and products at no charge. There can be no assurance that we will be able to attract clients or effectively ensure the migration of clients from our free offerings to those for which we receive fees, and clients who have formerly paid for our offerings may elect to use free offerings instead. These competitive factors may diminish our revenue and profitability, or harm our ability to acquire and retain clients, resulting in a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Our businesses may be adversely affected by difficult economic conditions and high unemployment levels.
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
In addition, difficult economic conditions may disproportionately impact small business owners. Wave’s revenues were negatively impacted during the start of the COVID-19 pandemic, and may again be negatively impacted in the event of a sustained economic slowdown or recession. Difficult economic conditions, including an economic recession resulting from the COVID-19 pandemic, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
INFORMATION SECURITY, CYBERSECURITY, AND DATA PRIVACY RISKS
Compliance with the complex and evolving laws, regulations, standards, and contractual requirements regarding privacy and data protection could require changes in our business practices and increase costs of operation; failure to comply could result in significant claims, fines, penalties, and damages.
Due to the nature of our business, we collect, use, and retain large amounts of personal information and data from our clients, including tax return information, financial product and service information, and social security numbers. In addition, we collect, use, and retain personal information and data of our employees in the ordinary course of our business.
We are subject to laws, rules, and regulations relating to the collection, use, disclosure, and security of such consumer and employee personal information, which have drawn increased attention from U.S. federal, state, and foreign governmental authorities in jurisdictions in which we operate. In the U.S., the IRS generally requires a tax return preparer to obtain the written consent of the taxpayer prior to using or disclosing the taxpayer's information for certain purposes other than tax return preparation, which may limit our ability to market revenue-generating products to our clients. In addition, other regulations require financial institutions to adopt and disclose

H&R Block, Inc. | 2021 Form 10-K	13

their consumer privacy notice and generally provide consumers with a reasonable opportunity to "opt-out" of having nonpublic personal information disclosed to unaffiliated third parties.
Numerous jurisdictions have passed, and may in the future pass, new laws related to the use and retention of consumer or employee information and this area continues to be an area of interest for U.S. federal, state, and foreign governmental authorities. For example, the State of California adopted the California Consumer Privacy Act (CCPA), which became effective January 1, 2020, as amended by the California Privacy Rights Act (CPRA), which will be effective January 1, 2023. Subject to certain exceptions, these laws impose new requirements on how businesses collect, process, manage, and retain certain personal information of California residents and provide California residents with various rights regarding personal information collected by a business. Other states have adopted or may in the future adopt their own, different privacy laws. These laws may contain different requirements or may be interpreted and applied inconsistently from jurisdiction to jurisdiction. Our current privacy and data protection policies and practices may not be consistent with all of those requirements, interpretations, or applications. In addition, changes in U.S. federal and state regulatory requirements, as well as requirements imposed by governmental authorities in foreign jurisdictions in which we operate, could result in more stringent requirements and in a need to change business practices, including the types of information we can use and the manner in which we can use such information. Establishing systems and processes, or making changes to our existing policies, to achieve compliance with these complex and evolving requirements may increase our costs or limit our ability to pursue certain business opportunities. There can be no assurance that we will successfully comply in all cases, which could result in regulatory investigations, claims, legal actions, harm to our reputation and brands, fines, penalties, and other damages.
We have incurred, and may continue to incur, significant expenses to comply with existing privacy and data security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
A security breach of our systems, or third-party systems on which we rely, resulting in unauthorized access to personal information of our clients or employees or other sensitive, nonpublic information, may adversely affect the demand for our services and products, our reputation, and financial performance.
We offer a range of services and products to our clients, including tax return preparation solutions, financial services and products, and small business financial solutions through our company-owned or franchise offices and online. Due to the nature of these services and products, we use multiple digital technologies to collect, transmit, and store high volumes of client personal information. We also collect, use, and retain other sensitive, nonpublic information, such as employee social security numbers, healthcare information, and payroll information, as well as confidential, nonpublic business information. Certain third parties and vendors have access to personal information to help deliver client benefits, services and products, or may host certain of our and our clients’ sensitive and personal information and data. Information security risks continue to increase due in part to the increased adoption of and reliance upon digital technologies by companies and consumers. Our risk and exposure to these matters remain heightened due to a variety of factors including, among other things, (1) the evolving nature of these threats and related regulation, (2) the increased activity and sophistication of nation states, organized crime, cyber criminals, and hackers, (3) the prominence of our brand, (4) our and our franchisees' extensive office footprint, (5) our plans to continue to implement strategies for our online and mobile applications and our desktop software, (6) our use of third-party vendors, and the (7) usage of remote working arrangements by our associates, franchisees, and third-party vendors, which significantly expanded due to the COVID-19 pandemic.
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

14	2021 Form 10-K | H&R Block, Inc.

phishing and social engineering threats. We also conduct certain background checks on our employees, as allowed by law. Due to the structure of our business model, we also rely on our franchisees and other private and governmental third parties to maintain secure systems and respond to cybersecurity risks. Where appropriate, we impose certain requirements and controls on these third parties, but it is possible that they may not appropriately employ these controls or that such controls (or their own separate requirements and controls) may be insufficient to protect personal information.
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
Unauthorized access to personal information as a result of a security breach could cause us to determine that it is required or advisable for us to notify affected individuals, regulators, or others under applicable privacy laws and regulations. Security breach remediation could also require us to expend significant resources to assist impacted individuals, repair damaged systems, implement modified information security measures, and maintain client and business relationships. Other consequences could include reduced client demand for our services and products, loss of valuable intellectual property, reduced growth and profitability and negative impacts to future financial results, loss of our ability to deliver one or more services or products (e.g., inability to provide financial services and products or to accept and process client credit card transactions or tax returns), modifying or stopping existing business practices, legal actions, harm to our reputation and brands, fines, penalties, and other damages, and further regulation and oversight by U.S. federal, state, or foreign governmental authorities.
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
A person with malicious intent may unlawfully take user account and password information from our clients in order to electronically file fraudulent federal and state tax returns which could impede our clients' ability to file their tax returns and receive refunds, or other amounts and diminish consumers' perceptions of the security and reliability of our services and products, despite no breach in the security of our systems.
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
A number of companies, including some in the tax return preparation industry, have reported instances where criminals gained access to consumer information or user accounts maintained on their systems by using stolen identity information (e.g., email, username, password information, or credit history) obtained from third-party sources. We have experienced, and in the future may continue to experience, this form of unauthorized and illegal access to our systems, despite no breach in the security of our systems. Additionally, if such unauthorized or illegal access occurs, we may be subject to claims and litigation by clients, non-clients, or governmental agencies. Such events could negatively impact our clients and harm our financial position, results of operations, and reputation.

H&R Block, Inc. | 2021 Form 10-K	15

LEGAL AND REGULATORY RISKS
Regulations promulgated by the Consumer Financial Protection Bureau (CFPB) or other regulators may affect our financial services businesses in ways we cannot predict, which may require changes to the financial products we offer, our services and contracts.
The CFPB has broad powers to administer, investigate compliance with, and, in some cases, enforce U.S. federal financial consumer protection laws. The CFPB has broad rule-making authority for a wide range of financial consumer protection laws that apply to certain of the financial products we offer, including the authority to prohibit "unfair, deceptive, or abusive" acts and practices. Given the recent change in administration, including in the leadership and direction of the CFPB, it is more difficult to predict how currently proposed or new regulations may impact the financial products we offer.
The CFPB and state regulators may examine, investigate, and take enforcement actions against our subsidiaries that provide consumer financial services and products, as well as financial institutions and service providers upon which our subsidiaries rely to provide consumer financial services and products. State regulators also have certain authority in enforcing and promulgating financial consumer protection laws, the results of which could be (i) states issuing new and broader financial consumer protection laws, some of which could be more comprehensive than existing U.S. federal regulations, or (ii) state attorneys general bringing actions to enforce federal consumer protection laws.
Currently proposed or new CFPB and state regulations may require changes to the financial products we offer, our services or contracts, and this could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Laws and regulations or other regulatory actions could have an adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Our tax preparation business is subject to various forms of government regulation, including U.S. federal requirements regarding the signature and inclusion of identification numbers on tax returns and tax return retention requirements. U.S. federal laws also subject income tax return preparers to accuracy-related penalties, and preparers may be prohibited from continuing to act as income tax return preparers if they repeatedly engage in specified misconduct. We are also subject to, among other things, advertising standards for electronic tax return filers, and to possible monitoring by the IRS, and if deemed appropriate, the IRS could impose various penalties, including suspension from the IRS electronic filing program. Many states and local jurisdictions have laws regulating tax professionals or the offering of income tax courses, which are in addition to and may be different than federal requirements.
In addition, our franchising activities are subject to various rules and regulations, including requirements to furnish prospective franchisees with a prescribed franchise disclosure document. Substantive state laws regulating the franchisor/franchisee relationship presently exist in a large number of states. These state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. In addition, bills have been introduced from time to time that would provide for federal regulation of the franchisor/franchisee relationship in certain respects or that would impact the traditional nature of the relationship between franchisors and franchisees.
Given the nature of our businesses, we are subject to various additional federal, state, local, and foreign laws and regulations, including, without limitation, in the areas of labor, immigration, marketing and advertising, consumer protection, financial services and products, payment processing, privacy and data security, anti-competition, environmental, health and safety, insurance, and healthcare. There have been significant new regulations and/or heightened focus by the government and others in some of these areas, including, for example, consumer financial services and products, telemarketing, restrictive covenants, and labor, including overtime and exemption regulations, state and local laws on minimum wage, worker classification, and other labor-related issues.
The above requirements and business implications are subject to change and evolving application, including by means of new legislation, legislative changes, and/or executive orders, and there may be additional regulatory

16	2021 Form 10-K | H&R Block, Inc.

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
We have been named, and from time to time will likely continue to be named, in various legal actions, including arbitrations, class or representative actions, actions or inquiries by state attorneys general and other regulators, and other litigation arising in connection with our various business activities, including relating to our various service and product offerings. For example, as previously reported, we are subject to litigation and have received and are responding to certain governmental inquiries relating to the IRS Free File program. These inquiries include requests for information and, in some cases, subpoenas from various regulators and state attorneys general. We cannot predict whether these legal actions could lead to further inquiries, further litigation, fines, injunctions or other regulatory or legislative actions or impacts on our brand, reputation and business. See discussion in Item 8, note 12 to the consolidated financial statements for additional information.
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
FINANCIAL RISKS
Our access to liquidity may be negatively impacted by disruptions in credit markets, by downgraded credit ratings, or by our failure to meet certain covenants. Our funding costs could increase, further impacting earnings.
We need liquidity to meet our working capital requirements, to service debt obligations including refinancing of maturing obligations, and for general corporate purposes. Our operations are highly seasonal and substantially all of our revenues and cash flows are generated during the period from February through April in a typical year. Therefore, we normally require the use of cash to fund losses and working capital needs, periodically resulting in a working capital deficit, from May through January. We typically have relied on available cash balances from the prior tax season and borrowings to meet liquidity needs in our first three quarters. Events may occur that could increase our need for liquidity above current levels. We may need to obtain additional sources of funding to meet these needs, which may not be available or may only be available under unfavorable terms. In addition, if rating agencies downgrade our credit rating, the cost of debt under our existing financing arrangements, as well as future financing arrangements, could increase and our capital market access could decrease or become unavailable.
Our CLOC is subject to various covenants, and we previously obtained waivers from lenders under the CLOC for our non-compliance with the debt-to-EBITDA ratio covenant as of April 30, 2020 due to the impacts of the COVID-19 pandemic. However, there is no guarantee that our lenders would waive any future covenant violations.

H&R Block, Inc. | 2021 Form 10-K	17

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
The continued payment of dividends on our common stock and repurchases of our common stock are dependent on a number of factors, and cannot be assured.
We need liquidity sufficient to fund payments of dividends on our common stock and repurchases of our common stock. In addition, holders of our common stock are only entitled to receive such dividends, and the Company may repurchase shares, as our Board of Directors may authorize out of funds legally available for such payments. Due to the seasonal nature of our business and the fact that our business is not asset-intensive, we have had, and are likely to continue to have, a negative net worth under U.S. generally accepted accounting principles (GAAP) at various times throughout the year. Therefore, the payment of dividends or stock repurchases at such times would cause us to further increase that GAAP negative net worth.
The payment of future dividends and future repurchases will depend upon our earnings, economic conditions, liquidity and capital requirements, and other factors, including our debt leverage. Even if we have sufficient resources to pay dividends and to repurchase shares of our common stock, our Board of Directors may determine to use such resources to fund other Company initiatives. Accordingly, we cannot make any assurance that future dividends will be paid, or future repurchases will be made, at levels comparable to our historical practices, if at all.
Changes in corporate tax laws or regulations, or in the interpretations of tax laws or regulations, could materially affect our financial condition, cash flows, and operating results.
As a profitable multinational corporation, we are subject to a material amount of taxes in the U.S. and numerous foreign jurisdictions where our subsidiaries are organized and conduct their operations. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. The amount of tax due in various jurisdictions may change significantly as a result of political or economic factors beyond our control, including changes to tax laws or new interpretations of existing laws that are inconsistent with previous interpretations or positions taken by taxing authorities on which we have relied. For example, in 2017, the U.S. government enacted the Tax Cuts and Jobs Act (TCJA), which made broad and complex changes to the U.S. tax code. New regulatory guidance on the TCJA, or regulatory interpretations that differ from our existing interpretations, could materially affect our effective tax rates or value of deferred tax assets and liabilities. More recently, the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the Consolidated Appropriations Act (CAA), and the American Rescue Plan Act of 2021 (ARPA) were signed into law as a result of the COVID-19 pandemic. These laws include, among other items, provisions relating to refundable payroll tax credits, deferment of certain tax payments, modifications to the net interest deduction limitations, and expanded utilization periods for net operating losses. We continue to evaluate the impact of the CARES Act, CCA, and ARPA, and expect additional regulations, interpretations, and rulings may be forthcoming that could further impact our consolidated financial statements.
Legislatures and taxing authorities in jurisdictions in which we operate may propose additional changes to their tax rules in response to COVID-19, or as part of broader tax reformation initiatives. Recently, the current administration committed to increasing the corporate income tax rate from 21 percent to 28 percent, and to increasing the tax rate applied to profits earned outside the United States. If enacted, the impact of these potential new rules could be material to our tax provision and value of deferred tax assets and liabilities.
In addition, projects undertaken by international organizations may change international tax norms relating to each country’s jurisdiction to tax cross-border international trade. Given the unpredictability of these and other possible changes to tax laws and related regulations, it is difficult to assess the overall effect of such potential

18	2021 Form 10-K | H&R Block, Inc.

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
As discussed above, SCC is subject to representation and warranty claims, indemnification and contribution claims, and other claims and litigation related to its past sales and securitizations of mortgage loans. Additional claims and litigation may be asserted in the future. If the amount that SCC is ultimately required to pay with respect to these claims and litigation, together with related administration and legal expense, exceeds its net assets, the creditors of SCC, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants have also attempted, and may in the future attempt, to assert claims or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of April 30, 2021, total approximately $270 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. In addition, in certain limited instances, H&R Block guaranteed amounts as outlined in the above risk factor.

H&R Block, Inc. | 2021 Form 10-K	19

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
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS – H&R Block's common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On May 28, 2021, there were 13,993 shareholders of record and the closing stock price on the NYSE was $24.82 per share.
DIVIDENDS – Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER – A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2021 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May be Purchased Under the Plans or Programs (2)
February 1 – February 28	2,065	$18.43	2,064	$563,797
March 1 – March 31	1	$19.77	—	$563,797
April 1 – April 30	1	$22.28	—	$563,797
	2,067	$18.43	2,064

(1)We purchased approximately 3 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. In June 2019, our Board of Directors extended the share repurchase program through June 2022.

20	2021 Form 10-K | H&R Block, Inc.

PERFORMANCE GRAPH – The following graph compares the cumulative five-year total return provided to shareholders of H&R Block, Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index, the S&P 500 index, and a selected peer group. The peer group used is based on companies with similar market capitalization or public companies in the tax return preparation industry. In fiscal year 2021 we began measuring the Company’s relative performance against the S&P Midcap 400 index, of which the Company is included. We compared against the S&P 500 in previous years and have included it in the graph below for comparison purposes only.
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on April 30, 2016, and its relative performance is tracked through April 30, 2021.

$500
$400
$300
$200
$100
$0
April 2016
April 2017
April 2018
April 2019
April 2020
April 2021
H&R Block, Inc.
S&P Midcap 400
S&P 500
Peer Group

Note:    The peer group includes the following companies: Intuit Inc., Blucora, Inc., Liberty Tax, Inc., ICF International, Inc., CBIZ, Inc., Resources Connection, Inc., Willis Towers Watson PLC, Navigant Consulting, Inc., and Huron Consulting Group Inc.

H&R Block, Inc. | 2021 Form 10-K	21

ITEM 6. SELECTED FINANCIAL DATA
Not applicable.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL OVERVIEW
With the economic impact of the pandemic being felt across the U.S., we remain committed to helping people gain access to their refunds while shifting how we operate to help promote the safety and well-being of associates and clients. We continue to provide in-person appointments and have implemented safety protocols in our tax offices pursuant to applicable state and local orders and consistent with Centers for Disease Control and Prevention recommendations. Clients may also choose to drop-off at one of our locations nationwide, to file with a tax professional virtually, or to utilize one of our DIY or software tax return preparation solutions.
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
On March 17, 2021, the IRS extended the federal tax filing deadline in the U.S. for individual 2020 tax returns from April 15, 2021 to May 17, 2021. Consequently, a portion of revenues and expenses that would have normally been recognized in our fourth quarter of fiscal year 2021 shifted to our next fiscal period.
These events have impacted the typical seasonality of our business and the comparability of our financial results.

Fiscal Year 2021 Compared to 2020

Revenues		Operating Expenses		Net Income from Continuing Operations
$3.41B	29%	$2.64B	3%	$590.2M	9,488%

Increase is due to the extension of tax season 2020 and higher tax preparation volume in tax season 2021.		Increase is due to compensation expense related to higher tax return volume, partially offset by prior year goodwill impairment.		Increase is due to higher revenues, partially offset by operating expenses and tax expense.

Diluted EPS From Continuing Operations			EBITDA(1)
$3.11	Reported:	10,267%	$932.5M	Reported:	256%

$3.39	Adjusted(1):	304%	$932.5M	Adjusted:	153%

Increase is due to higher net income combined with lower outstanding shares in the current year.			Increase is due to the higher revenues. Increase in Adjusted EBITDA is partially offset by prior year goodwill impairment.

(1) See "Non-GAAP Financial Information" section within this filing for a reconciliation of non-GAAP measures.
RESULTS OF OPERATIONS
Our subsidiaries provide assisted and DIY tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and

22	2021 Form 10-K | H&R Block, Inc.

services, including those of our bank partner, to the general public primarily in the U.S., Canada and Australia. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We also offer small business financial solutions through our company-owned and franchise offices and online through Wave. We report a single segment that includes all of our continuing operations.

Operating Statistics
Year ended April 30,	2021	2020	% Change Better/ (Worse)
	Represents two partial tax seasons(1)	Represents a partial tax season(2)
TAX RETURNS PREPARED : (in 000s) (3)
United States:
Company-owned operations	9,120	6,745	35.2%
Franchise operations	3,507	2,798	25.3%
Total assisted	12,627	9,543	32.3%

Desktop	2,002	1,553	28.9%
Online	6,976	5,932	17.6%
Total DIY	8,978	7,485	19.9%
Total U.S. returns	21,605	17,028	26.9%

International operations:
Canada	2,901	1,908	52.0%
Australia	672	745	(9.8)%
Other	—	73	**
Total international operations returns	3,573	2,726	31.1%
Tax returns prepared worldwide	25,178	19,754	27.5%

NET AVERAGE CHARGE (U.S. ONLY): (4)
Company-owned operations	$223.14	$227.83	(2.1)%
Franchise operations (5)	$211.27	$217.07	(2.7)%
DIY	$34.87	$27.91	24.9%

TAX OFFICES (as of January 31):
U.S. offices:
Company-owned offices	6,512	6,552	(0.6)%
Franchise offices	2,759	2,909	(5.2)%
Total U.S. offices	9,271	9,461	(2.0)%
International offices:
Canada	983	1,086	(9.5)%
Australia	421	464	(9.3)%
Total international offices	1,404	1,550	(9.4)%
Tax offices worldwide	10,675	11,011	(3.1)%

(1) Represents a partial 2019 individual tax filing season, which was extended until July 15, 2020 and a partial 2020 individual tax filing season, which was extended until May 17, 2021.
(2) Represents a partial 2019 individual tax filing season, which was extended until July 15, 2020.
(3) An assisted tax return is defined as a current or prior year individual or business tax return that has been accepted by the client. A DIY online return is defined as a current year individual or business tax return that has been accepted by the client. A DIY desktop return is defined as a current year individual or business tax return that has been electronically submitted to the IRS.
(4) Net average charge is calculated as total tax preparation fees divided by tax returns prepared.
(5) Net average charge related to H&R Block Franchise operations represents tax preparation fees collected by H&R Block franchisees divided by returns prepared in franchise offices. H&R Block will recognize a portion of franchise revenues as franchise royalties based on the terms of franchise agreements.

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

H&R Block, Inc. | 2021 Form 10-K	23

Consolidated – Financial Results			(in 000s, except per share amounts)
Year ended April 30,	2021	2020	$ Change Better/(Worse)	% Change Better/(Worse)
Revenues:
U.S. assisted tax preparation	$2,035,107	$1,533,303	$501,804	32.7%
U.S. royalties	226,253	193,411	32,842	17.0%
U.S. DIY tax preparation	313,055	208,901	104,154	49.9%
International	249,868	180,065	69,803	38.8%
Refund Transfers	163,329	154,687	8,642	5.6%
Emerald Card®	136,717	92,737	43,980	47.4%
Peace of Mind® Extended Service Plan	98,882	105,185	(6,303)	(6.0)%
Tax Identity Shield®	40,624	31,797	8,827	27.8%
Interest and fee income on Emerald AdvanceSM	53,430	60,867	(7,437)	(12.2)%
Wave	58,277	36,711	21,566	58.7%
Other	38,445	42,056	(3,611)	(8.6)%
Total revenues	3,413,987	2,639,720	774,267	29.3%

Compensation and benefits:
Field wages	797,262	678,813	(118,449)	(17.4)%
Other wages	272,664	218,548	(54,116)	(24.8)%
Benefits and other compensation	208,147	175,535	(32,612)	(18.6)%
	1,278,073	1,072,896	(205,177)	(19.1)%
Occupancy	414,389	410,402	(3,987)	(1.0)%
Marketing and advertising	261,960	255,094	(6,866)	(2.7)%
Depreciation and amortization	156,852	169,536	12,684	7.5%
Bad debt	78,763	77,470	(1,293)	(1.7)%
Impairment of goodwill	—	106,000	106,000	100.0%
Other	454,323	471,239	16,916	3.6%
Total operating expenses	2,644,360	2,562,637	(81,723)	(3.2)%
Other income (expense), net	5,979	15,637	(9,658)	(61.8)%
Interest expense on borrowings	(106,870)	(96,094)	(10,776)	(11.2)%
Income (loss) from continuing operations before income taxes (benefit)	668,736	(3,374)	672,110	**
Income taxes (benefit)	78,524	(9,530)	(88,054)	**
Net income from continuing operations	590,212	6,156	584,056	9,487.6%
Net loss from discontinued operations	(6,421)	(13,682)	7,261	53.1%
Net income (loss)	$583,791	$(7,526)	$591,317	**

Basic earnings (loss) per share:
Continuing operations	$3.15	$0.03	$3.12	10,400.0%
Discontinued operations	(0.04)	(0.07)	0.03	42.9%
Consolidated	$3.11	$(0.04)	$3.15	**

Diluted earnings (loss) per share:
Continuing operations	$3.11	$0.03	$3.08	10,266.7%
Discontinued operations	(0.03)	(0.07)	0.04	57.1%
Consolidated	$3.08	$(0.04)	$3.12	**

Adjusted diluted EPS(1)	$3.39	$0.84	$2.55	303.6%
EBITDA(1)	932,458	262,256	670,202	255.6%
Adjusted EBITDA (1)	932,458	368,256	564,202	153.2%
Adjusted EBITDA margin(1)	27.3%	14.0%	13.3%	95.0%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

24	2021 Form 10-K | H&R Block, Inc.

FISCAL 2021 COMPARED TO FISCAL 2020
Due to the extension of the 2020 tax season related to the COVID-19 pandemic, we had significant increases in the number of tax returns prepared in all categories during the first half of fiscal year 2021. Additionally, while the 2021 tax season filing deadline was also extended, we prepared more tax returns through April 30 than we did in the prior fiscal year. As a result of these increases in volume during the fiscal year, U.S. assisted and DIY tax preparation revenues and royalties increased compared to the prior year.
International revenues increased $69.8 million, or 38.8%, due to higher tax returns prepared by our Canadian operations primarily due to the extension of the 2020 tax season and favorable foreign currency exchange rates. Emerald Card® revenues increased $44.0 million, or 47.4%, due to higher card activity from an increase in tax refunds loaded on to cards, as well as some Economic Impact Payments loaded on to cards. Wave revenues increased $21.6 million, or 58.7%, due to higher small business payment processing volumes over the prior year as small business owners shift to online payment options and an additional two months of revenue in the current year, as we acquired Wave on June 28, 2019.
Total operating expenses increased $81.7 million or 3.2% from the prior year. Field wages increased $118.4 million, or 17.4%, due to higher tax preparation volumes. Other wages increased $54.1 million, or 24.8%, due primarily to higher bonus accruals. Benefits and other compensation increased $32.6 million, or 18.6%, primarily due to higher payroll taxes as a result of higher wages. Depreciation and amortization expense decreased $12.7 million, or 7.5%, due to lower depreciation on leasehold improvements and lower amortization of acquired intangibles. Additionally, we recorded an impairment of goodwill of $106.0 million related to Wave in the prior year.
Other operating expenses decreased $16.9 million, or 3.6%. The components of other expenses are as follows:

Year ended April 30,	2021	2020	$ Change Better/(Worse)	% Change Better/(Worse)
Consulting and outsourced services	$127,262	$118,267	$(8,995)	(7.6)%
Bank partner fees	23,681	55,633	31,952	57.4%
Client claims and refunds	28,756	35,498	6,742	19.0%
Employee travel and related expenses	21,704	40,892	19,188	46.9%
Technology-related expenses	80,766	68,907	(11,859)	(17.2)%
Credit card/bank charges	81,154	48,826	(32,328)	(66.2)%
Insurance	11,420	15,015	3,595	23.9%
Legal fees and settlements	22,172	27,436	5,264	19.2%
Supplies	31,843	31,290	(553)	(1.8)%
Other	25,565	29,475	3,910	13.3%
	$454,323	$471,239	$16,916	3.6%

Bank partner fees decreased $32.0 million, or 57.4%, due to lower RA and RT volumes, lower fees paid to our bank partner, and lower accruals for our RA credit loss guarantees. Employee travel and related expenses decreased $19.2 million, or 46.9%, due to COVID-19 travel restrictions. Technology-related expenses increased $11.9 million, or 17.2%, due to increased investments in information technology. Credit card and bank charges increased $32.3 million, or 66.2%, as a result of higher transaction volumes for assisted and DIY tax preparation, higher Wave payment processing fees and fees related to the Emerald Card®.
We prepared 2.9 million U.S. assisted and DIY returns from May 1, 2021 to May 18, 2021 due to the extension of the current tax season.
Losses of our discontinued mortgage operations are primarily related to legal expenses which are lower in the current year. See the discussion of the risk of contingent losses related to our discontinued operations in Item 1A, Risk Factors and in Item 8, note 12 to the consolidated financial statements.
FISCAL 2020 COMPARED TO FISCAL 2019
The comparison of fiscal year 2020 to 2019 has been omitted from this Form 10-K, but can be found in our Form 10–K for the fiscal year ended April 30, 2020, filed on June 16, 2020.

H&R Block, Inc. | 2021 Form 10-K	25

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
Given the likely availability of a number of liquidity options discussed herein, we believe that in the absence of any unexpected developments, our existing sources of capital as of April 30, 2021 are sufficient to meet our future operating and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for fiscal years 2021 and 2020. See Item 8 for the complete consolidated statements of cash flows for these periods.

		(in 000s)
Year ended April 30,	2021	2020
Net cash provided by (used in):
Operating activities	$625,928	$108,961
Investing activities	(45,523)	(470,231)
Financing activities	(2,408,823)	1,531,848
Effects of exchange rate changes on cash	18,318	(5,285)
Net change in cash and cash equivalents	$(1,810,100)	$1,165,293

    Operating Activities. Cash provided by operating activities increased $517.0 million from fiscal year 2020. The increase is primarily due to net income in the current year compared to a net loss in the prior year.
    Investing Activities. Cash used in investing activities totaled $45.5 million compared to $470.2 million in the prior year. The decrease is primarily due to the acquisition of Wave in the prior year.
    Financing Activities. Cash used in financing activities totaled $2.4 billion compared to cash provided of $1.5 billion in the prior year, the change is primarily due to a $2.0 billion draw on our CLOC in the prior year which was paid off in the current year.
    CASH REQUIREMENTS –
    Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
    We have consistently paid quarterly dividends. Dividends paid totaled $195.1 million and $204.9 million in fiscal years 2021 and 2020, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Our current share repurchase program has remaining authorization of $563.8 million which is effective through June 2022. As a part of the repurchase program, in the current year, we purchased $188.2 million of our common stock at an average price of $16.29 per share.

26	2021 Form 10-K | H&R Block, Inc.

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
The following table summarizes our shares outstanding, shares repurchased, and annual dividends per share:

(in 000s, except per share amounts)
As of April 30,	2021	2020	2019	2018	2017
Shares outstanding	181,466	192,475	201,959	209,254	207,171
Shares Repurchased	11,551	10,130	7,862	—	14,020
Dividends per share	$1.04	$1.04	$1.00	$0.96	$0.88
    Capital Investment. Capital expenditures totaled $52.8 million and $81.7 million in fiscal years 2021 and 2020, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchise and competitor businesses totaling $15.6 million during the year ended April 30, 2021, compared to $450.2 million for the year ended April 30, 2020, which also includes the acquisition of Wave. See Item 8, note 6 for additional information on our acquisitions.
Contractual Obligations. We are party to many contractual obligations involving commitments to make payments to third parties, which impact our short-term and long-term liquidity and capital resource needs. Our contractual obligations primarily consist of operating leases, contingent acquisition payments, and long-term debt and related interest payments. See Item 8, note 7, 10, and 11 to the consolidated financial statements for additional information.
    FINANCING RESOURCES – In the fourth quarter of fiscal year 2020, we drew down the full $2.0 billion available under our CLOC to increase our cash position and maximize flexibility in light of the uncertainty surrounding the impact of the COVID-19 pandemic, which we repaid in full in September 2020. We had no outstanding balance under the CLOC as of April 30, 2021.
On August 7, 2020, we issued $650.0 million of 3.875% Senior Notes due August 15, 2030 (2030 Senior Notes). We used the net proceeds from the 2030 Senior Notes to repay our $650 million Senior Notes that matured on October 1, 2020.
    See Item 8, note 7 to the consolidated financial statements for discussion of our CLOC and Senior Notes and note 13 for discussion of an amendment to our CLOC effective June 11, 2021.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of April 30, 2021 and 2020:

As of	April 30, 2021			April 30, 2020
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Negative
S&P	A-2	BBB	Negative	A-2	BBB	Negative
CASH AND OTHER ASSETS – As of April 30, 2021, we held cash and cash equivalents, excluding restricted amounts, of $934.3 million, including $157.8 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of April 30, 2021.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an increase of $18.3 million during fiscal year 2021 compared to a decrease of $5.3 million in fiscal year 2020.

H&R Block, Inc. | 2021 Form 10-K	27

SUMMARIZED GUARANTOR FINANCIAL STATEMENTS – Block Financial is a 100% owned indirect subsidiary of H&R Block, Inc. Block Financial is the Issuer and H&R Block, Inc. is the full and unconditional Guarantor of our Senior Notes, CLOC and other indebtedness issued from time to time.
The following table presents summarized financial information for H&R Block, Inc. (Guarantor) and Block Financial (Issuer) on a combined basis after intercompany eliminations and excludes investments in and equity earnings in non-guarantor subsidiaries.

SUMMARIZED BALANCE SHEET	(in 000s)
As of April 30, 2021	GUARANTOR AND ISSUER

Current assets	$49,615
Noncurrent assets	1,664,311
Current liabilities	38,471
Noncurrent liabilities	1,500,970

SUMMARIZED STATEMENTS OF OPERATIONS	(in 000s)
Year ended April 30, 2021	GUARANTOR AND ISSUER

Total revenues	$228,097
Income from continuing operations before income taxes	49,705
Net income from continuing operations	45,133
Net income	38,625

The table above reflects $1.6 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries.
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
See Item 8, note 1 to the consolidated financial statements for discussion of our significant accounting policies.
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

28	2021 Form 10-K | H&R Block, Inc.

estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. As of April 30, 2021, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, was not material.
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
Our accrued liabilities for litigation and other related contingencies are disclosed in Item 8, note 12 to the consolidated financial statements.
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
A schedule of changes in our uncertain tax positions during the last three years is included in Item 8, note 9 to the consolidated financial statements.
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

H&R Block, Inc. | 2021 Form 10-K	29

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
A schedule of changes in our goodwill balances, including any impairment charges, is included in Item 8, note 6 to the consolidated financial statements.
NEW ACCOUNTING PRONOUNCEMENTS
See Item 8, note 1 to the consolidated financial statements for any recently issued accounting pronouncements.
REGULATORY ENVIRONMENT
The federal government, various state, local, provincial and foreign governments, and some self-regulatory organizations have enacted statutes and ordinances, or adopted rules and regulations, regulating aspects of our business. These aspects include, but are not limited to, commercial income tax return preparers, income tax courses, the electronic filing of income tax returns, the offering of RTs, privacy and data security, consumer protection, marketing and advertising, franchising, antitrust and competition, sales methods and banking. We work to comply with those laws that are applicable to us or our services or products, and we continue to monitor developments in the regulatory environment in which we operate. See further discussion of these items in our Item 1A. Risk Factors under "Legal and Regulatory Risks" of this Form 10-K.
On November 17, 2017, the CFPB published its final rule changing the regulation of certain consumer credit products, including payday loans, vehicle title loans, and high-cost installment loans (Payday Rule). Certain limited provisions of the Payday Rule became effective on January 16, 2018, but most provisions were scheduled to go into effect on August 19, 2019. On November 6, 2018, a judge from the U.S. District Court for the Western District of Texas issued a stay of the August 19, 2019 compliance date, which stay remains in effect until further notice from the Court. On July 7, 2020, the CFPB issued a final rule revoking the mandatory underwriting provisions of the Payday Rule.
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
From time to time, we receive inquiries from governmental authorities regarding the applicability of laws to our services and products and other matters relating to our business. We cannot predict what effect future laws, changes in interpretations of existing laws or the results of future governmental inquiries with respect to services and products or other matters relating to our business may have on our consolidated financial position, results of operations and cash flows. We have received certain governmental inquiries relating to the IRS Free File Program. We may also be subject to future inquiries or other proceedings regarding this program or other aspects of our business. Regulatory inquiries may result in us incurring additional expense, diversion of management's attention, adverse judgments, settlements, fines, penalties, injunctions or other relief. See additional discussion of legal matters in Item 8, note 12 to the consolidated financial statements.
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

30	2021 Form 10-K | H&R Block, Inc.

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
The following is a reconciliation of net income (loss) to EBITDA from continuing operations and adjusted EBITDA from continuing operations, which are non-GAAP financial measures:

		(in 000s)
Year ended April 30,	2021	2020
Net income (loss) - as reported	$583,791	$(7,526)
Discontinued operations, net	6,421	13,682
Net income from continuing operations - as reported	590,212	6,156
Add back:
Income taxes (benefit)	78,524	(9,530)
Interest expense	106,870	96,094
Depreciation and amortization	156,852	169,536
	342,246	256,100

EBITDA from continuing operations	$932,458	$262,256
Adjustments:
Impairment of goodwill	—	106,000
Adjusted EBITDA from continuing operations	$932,458	$368,256

EBITDA margin from continuing operations (1)	27.3%	9.9%
Adjusted EBITDA margin from continuing operations (2)	27.3%	14.0%

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
The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

(in 000s, except per share amounts)
Year ended April 30,	2021	2020

Net income from continuing operations - as reported	$590,212	$6,156

Adjustments:
Amortization of intangibles related to acquisitions (pretax)	68,387	74,561
Impairment of goodwill (pretax)	—	106,000
Tax effect of adjustments(1)	(15,884)	(19,126)
Adjusted net income from continuing operations	$642,715	$167,591

Diluted earnings per share from continuing operations - as reported	$3.11	$0.03
Adjustments, net of tax	0.28	0.81
Adjusted diluted earnings per share from continuing operations	$3.39	$0.84

(1)    The tax effect of adjustments is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

H&R Block, Inc. | 2021 Form 10-K	31

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
As our CLOC borrowings are generally seasonal, interest rate risk typically increases during the months of November through March. While the market value of our CLOC borrowings is relatively insensitive to interest rate changes, interest expense on CLOC borrowings will increase and decrease with changes in the underlying short-term interest rates. We had no outstanding balance on our CLOC as of April 30, 2021.
Our long-term debt as of April 30, 2021, consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings until these notes mature or are refinanced. The fixed-rate interest payable on our Senior Notes is subject to adjustment based upon our credit ratings. See Item 8, note 7 to the consolidated financial statements.
FOREIGN EXCHANGE RATE RISK
Our operations in international markets are exposed to movements in currency exchange rates. The currencies primarily involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders' equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an increase of $18.3 million during fiscal year 2021 compared to a decrease of $5.3 million in fiscal year 2020. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income in fiscal years 2021 and 2020 by $5.5 million and $12.2 million, respectively, and cash balances, excluding restricted balances, as of April 30, 2021 and 2020 by $14.9 million and $9.9 million, respectively.
We generally use foreign exchange forward contracts to mitigate foreign currency exchange rate risk for loans we advance to our Canadian operations. We had no forward contracts outstanding at April 30, 2021 or 2020.

32	2021 Form 10-K | H&R Block, Inc.

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
Deloitte & Touche LLP audited our consolidated financial statements for fiscal years 2021, 2020 and 2019. The audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework, as of April 30, 2021.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2021, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO, using the 2013 framework. The Company's external auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ Jeffrey J. Jones II	/s/ Tony G. Bowen
Jeffrey J. Jones II	Tony G. Bowen
President and Chief Executive Officer	Chief Financial Officer

H&R Block, Inc. | 2021 Form 10-K	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of H&R Block, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the "Company") as of April 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended April 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America .
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 15, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

34	2021 Form 10-K | H&R Block, Inc.

position, and the possible settlement outcomes to determine the amount of liability to record. The Company’s unrecognized tax benefits as of April 30, 2021, were $265 million.
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
• We tested the effectiveness of controls over management’s evaluation and determination of uncertain tax positions. This evaluation includes management’s assessment of tax positions taken by the Company on its tax returns, including transfer pricing terms and conditions, and the related recorded amounts for uncertain tax positions.
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
Litigation and Other Related Contingencies - Indemnification Claims - Refer to Note 12 to the consolidated financial statements
Critical Audit Matter Description
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

H&R Block, Inc. | 2021 Form 10-K	35

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

/s/ Deloitte & Touche LLP
Kansas City, Missouri
June 15, 2021

We have served as the Company's auditor since 2007.

36	2021 Form 10-K | H&R Block, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of H&R Block, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the “Company”) as of April 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2021, of the Company and our report dated June 15, 2021, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Kansas City, Missouri
June 15, 2021

H&R Block, Inc. | 2021 Form 10-K	37

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)		(in 000s, except per share amounts)
Year ended April 30,	2021	2020	2019
REVENUES:
Service revenues	$3,067,223	$2,327,323	$2,691,727
Royalty, product and other revenues	346,764	312,397	403,154
	3,413,987	2,639,720	3,094,881
OPERATING EXPENSES:
Costs of revenues	1,842,092	1,712,276	1,756,922
Impairment of goodwill	—	106,000	—
Selling, general and administrative	802,268	744,361	722,167
Total operating expenses	2,644,360	2,562,637	2,479,089

Other income (expense), net	5,979	15,637	16,419
Interest expense on borrowings	(106,870)	(96,094)	(87,051)
Income (loss) from continuing operations before income taxes (benefit)	668,736	(3,374)	545,160
Income taxes (benefit)	78,524	(9,530)	99,904
Net income from continuing operations	590,212	6,156	445,256
Net loss from discontinued operations, net of tax benefits of $3,883, $4,085 and $6,788	(6,421)	(13,682)	(22,747)
NET INCOME (LOSS)	$583,791	$(7,526)	$422,509

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$3.15	$0.03	$2.16
Discontinued operations	(0.04)	(0.07)	(0.11)
Consolidated	$3.11	$(0.04)	$2.05

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$3.11	$0.03	$2.15
Discontinued operations	(0.03)	(0.07)	(0.11)
Consolidated	$3.08	$(0.04)	$2.04

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$583,791	$(7,526)	$422,509
Change in foreign currency translation adjustments	56,362	(31,160)	(6,113)
Other comprehensive income (loss)	56,362	(31,160)	(6,113)
Comprehensive income (loss)	$640,153	$(38,686)	$416,396

See accompanying notes to consolidated financial statements.

38	2021 Form 10-K | H&R Block, Inc.

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of April 30,	2021	2020
ASSETS
Cash and cash equivalents	$934,251	$2,661,914
Cash and cash equivalents - restricted	128,669	211,106
Receivables, less allowance for doubtful accounts of $70,689 and $64,648	197,876	133,197
Income taxes receivable	333,366	28,477
Prepaid expenses and other current assets	105,562	52,042
Total current assets	1,699,724	3,086,736
Property and equipment, at cost, less accumulated depreciation and amortization of $832,885 and $796,192	148,490	184,367
Operating lease right of use asset	437,246	494,788
Intangible assets, net	360,148	414,976
Goodwill	757,659	712,138
Deferred tax assets and income taxes receivable	182,848	151,195
Other noncurrent assets	67,531	67,847
Total assets	$3,653,646	$5,112,047
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$198,084	$203,103
Accrued salaries, wages and payroll taxes	270,982	116,375
Accrued income taxes and reserves for uncertain tax positions	287,404	209,816
Current portion of long-term debt	—	649,384
Operating lease liabilities	206,393	195,537
Deferred revenue and other current liabilities	200,216	201,401
Total current liabilities	1,163,079	1,575,616
Long-term debt and line of credit borrowings	1,490,039	2,845,873
Deferred tax liabilities and reserves for uncertain tax positions	279,351	182,441
Operating lease liabilities	242,626	312,566
Deferred revenue and other noncurrent liabilities	126,150	124,510
Total liabilities	3,301,245	5,041,006

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 216,655,616 and 228,206,684	2,167	2,282
Additional paid-in capital	783,292	775,387
Accumulated other comprehensive income (loss)	4,786	(51,576)
Retained earnings	248,506	42,965
Less treasury shares, at cost, of 35,189,707 and 35,731,376	(686,350)	(698,017)
Total stockholders' equity	352,401	71,041
Total liabilities and stockholders' equity	$3,653,646	$5,112,047

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2021 Form 10-K	39

CONSOLIDATED STATEMENTS OF CASH FLOWS			(in 000s)
Year ended April 30,	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$583,791	$(7,526)	$422,509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	156,852	169,536	166,695
Provision for bad debt	73,451	76,621	70,569
Deferred taxes	(22,583)	(8,300)	1,129
Stock-based compensation	28,271	28,045	23,767
Impairment of goodwill	—	106,000	—
Changes in assets and liabilities, net of acquisitions:
Receivables	(150,933)	(66,896)	(73,648)
Prepaid expenses, other current and noncurrent assets	(49,498)	39,377	(4,503)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	150,635	(124,019)	54,827
Deferred revenue, other current and noncurrent liabilities	(1,160)	(9,096)	(13,758)
Income tax receivables, accrued income taxes and income tax reserves	(138,152)	(87,423)	(36,824)
Other, net	(4,746)	(7,358)	(4,225)
Net cash provided by operating activities	625,928	108,961	606,538
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,792)	(81,685)	(95,490)
Payments made for business acquisitions, net of cash acquired	(15,576)	(450,242)	(43,637)
Franchise loans funded	(26,917)	(35,264)	(19,922)
Payments from franchisees	41,215	39,919	32,671
Other, net	8,547	57,041	(28,753)
Net cash used in investing activities	(45,523)	(470,231)	(155,131)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(3,275,000)	(1,335,000)	(720,000)
Proceeds from line of credit borrowings	1,275,000	3,335,000	720,000
Repayments of long-term debt	(650,000)	—	—
Proceeds from issuance of long-term debt	647,965	—	—
Dividends paid	(195,068)	(204,870)	(205,461)
Repurchase of common stock, including shares surrendered	(191,294)	(256,214)	(189,912)
Proceeds from exercise of stock options	2,140	2,075	2,532
Other, net	(22,566)	(9,143)	(10,854)
Net cash provided by (used in) financing activities	(2,408,823)	1,531,848	(403,695)

Effects of exchange rate changes on cash	18,318	(5,285)	(3,663)

Net increase (decrease) in cash and cash equivalents, including restricted balances	(1,810,100)	1,165,293	44,049
Cash, cash equivalents and restricted cash, beginning of the year	2,873,020	1,707,727	1,663,678
Cash, cash equivalents and restricted cash, end of the year	$1,062,920	$2,873,020	$1,707,727

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$236,459	$89,204	$132,982
Interest paid on borrowings	103,855	87,426	82,442
Accrued additions to property and equipment	1,643	1,185	6,159

See accompanying notes to consolidated financial statements.

40	2021 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of May 1, 2018	246,199	$2,462	$760,250	$(14,303)	$362,980	(36,945)	$(717,678)	$393,711
Net income	—	—	—	—	422,509	—	—	422,509
Cumulative effect of ASU 2016-16 (2)	—	—	—	—	100,950	—	—	100,950
Other comprehensive loss	—	—	—	(6,113)	—	—	—	(6,113)
Stock-based compensation	—	—	23,510	—	—	—	—	23,510
Stock-based awards exercised or vested	—	—	(11,407)	—	(1,550)	787	15,290	2,333
Acquisition of treasury shares(3)	—	—	—	—	—	(219)	(5,074)	(5,074)
Repurchase and retirement of common shares	(7,862)	(79)	(4,717)	—	(180,042)	—	—	(184,838)
Cash dividends declared - $1.00 per share	—	—	—	—	(205,461)	—	—	(205,461)
Balances as of April 30, 2019	238,337	2,383	767,636	(20,416)	499,386	(36,377)	(707,462)	541,527
Net loss	—	—	—	—	(7,526)	—	—	(7,526)
Other comprehensive loss	—	—	—	(31,160)	—	—	—	(31,160)
Stock-based compensation	—	—	27,848	—	—	—	—	27,848
Stock-based awards exercised or vested	—	—	(14,019)	—	(3,419)	969	18,874	1,436
Acquisition of treasury shares(3)	—	—	—	—	—	(323)	(9,429)	(9,429)
Repurchase and retirement of common shares	(10,130)	(101)	(6,078)	—	(240,606)	—	—	(246,785)
Cash dividends declared - $1.04 per share	—	—	—	—	(204,870)	—	—	(204,870)
Balances as of April 30, 2020	228,207	2,282	775,387	(51,576)	42,965	(35,731)	(698,017)	71,041
Net income	—	—	—	—	583,791	—	—	583,791
Other comprehensive income	—	—	—	56,362	—	—	—	56,362
Stock-based compensation	—	—	26,138	—	—	—	—	26,138
Stock-based awards exercised or vested	—	—	(11,417)	—	(1,900)	755	14,748	1,431
Acquisition of treasury shares(3)	—	—	—	—	—	(214)	(3,081)	(3,081)
Repurchase and retirement of common shares	(11,551)	(115)	(6,816)	—	(181,282)	—	—	(188,213)
Cash dividends declared - $1.04 per share	—	—	—	—	(195,068)	—	—	(195,068)
Balances as of April 30, 2021	216,656	$2,167	$783,292	$4,786	$248,506	(35,190)	$(686,350)	$352,401

(1) The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2)    ASU 2016-16 was effective on May 1, 2018 and we adopted using the modified retrospective transition method. We recognized a $101.0 million cumulative effect adjustment to increase the opening balance of retained earnings and increase deferred tax assets resulting from intra-entity transfers of intellectual property in fiscal year 2018.
(3)    Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.

    See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2021 Form 10-K	41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our subsidiaries provide assisted and do-it-yourself (DIY) tax return preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded services and products, including those of our bank partner, to the general public primarily in the United States (U.S.), Canada and Australia. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We also offer small business financial solutions through our company-owned or franchise offices and online through Wave.
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc., to H&R Block, Inc. and its subsidiaries, or to H&R Block, Inc.'s operating subsidiaries, as appropriate to the context.
PRINCIPLES OF CONSOLIDATION – The consolidated financial statements include the accounts of the Company and our subsidiaries. Intercompany transactions and balances have been eliminated.
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See note 12 for additional information on litigation, claims, and other loss contingencies related to our discontinued operations.
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
Outstanding checks in excess of funds on deposit (book overdrafts) included in accounts payable totaled $2.9 million and $15.2 million as of April 30, 2021 and 2020, respectively.
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
Our financing receivables consist primarily of participations in H&R Block Emerald Advance® lines of Credit (EAs), loans made to franchisees, and amounts due under H&R Block Instant RefundSM (Instant Refund).
Our accounting policies related to receivables and related allowances are discussed further in note 4.

42	2021 Form 10-K | H&R Block, Inc.

PROPERTY AND EQUIPMENT – Buildings and equipment are initially recorded at cost and are depreciated over the estimated useful life of the assets using the straight-line method. Leasehold improvements are initially recorded at cost and are amortized over the estimated useful life using the straight-line method. Estimated useful lives are generally 15 to 40 years for buildings, two to five years for computers and other equipment, three to five years for purchased software and up to eight years for leasehold improvements.
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
LEASES – Operating lease right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. The majority of our lease portfolio consists of retail office space in the U.S., Canada, and Australia. The contract terms for these retail offices generally are from May 1 to April 30, and generally run three to five years.
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
We adopted Accounting Standards Update No. 2016-02, "Leases" (ASU 2016-02) as of May 1, 2019 using the alternative transition method, which allows us to use the effective date of the new standard as the initial application date. Therefore our consolidated statement of operations and cash flows for the year ended April 30, 2019 are presented under the previous accounting standard.
FOREIGN CURRENCY – The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in net income, but are recorded as a separate component of other comprehensive income in stockholders' equity. Foreign currency gains and losses included in operating results for fiscal years 2021, 2020 and 2019 were not material.
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

H&R Block, Inc. | 2021 Form 10-K	43

FAIR VALUE MEASUREMENT – We use the following classification of financial instruments pursuant to the fair value hierarchy methodologies for assets measured at fair value:
▪Level 1 – inputs to the valuation are quoted prices in an active market for identical assets.
▪Level 2 – inputs to the valuation include quoted prices for similar assets in active markets utilizing a third-party pricing service to determine fair value.
▪Level 3 – valuation is based on significant inputs that are unobservable in the market and our own estimates of assumptions that we believe market participants would use in pricing the asset.
Assets measured on a recurring basis are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date.
Fair value estimates, methods and assumptions are set forth below. The fair value was not estimated for assets and liabilities that are not considered financial instruments.
▪Cash and cash equivalents, including restricted - Fair value approximates the carrying amount (Level 1).
▪Receivables, net - short-term - For short-term balances the carrying values reported in the balance sheet approximate fair market value due to the relative short-term nature of the respective instruments (Level 1).
▪Receivables, net - long-term - The carrying values for the long-term portion of loans to franchisees approximate fair market value due to variable interest rates, low historical delinquency rates and franchise territories serving as collateral (Level 1). Long-term EA, Refund Transfer (RT) and Instant Refund receivables are carried at net realizable value which approximates fair value (Level 3). Net realizable value is determined based on historical and projected collection rates.
▪Long-term debt - The fair value of our Senior Notes is based on quotes from multiple banks (Level 2). See note 7 for fair value.
▪Contingent consideration - Fair value approximates the carrying amount (Level 3). See note 10 for the carrying amount.
REVENUE RECOGNITION – Revenue is recognized upon satisfaction of performance obligations by the transfer of a product or service to the customer. Revenue is the amount of consideration we expect to receive for our services and products and excludes sales taxes. The majority of our services and products have multiple performance obligations. We have certain services for which, the various performance obligations are generally provided simultaneously at a point in time, and revenue is recognized at that time. We have certain services and products where we have multiple performance obligations that are provided at various points in time. For these services and products, we allocate the transaction price to the various performance obligations based on relative standalone selling prices and recognize the revenue when the respective performance obligations have been satisfied. We have determined that our contracts do not contain a significant financing component.
Service revenues consist of assisted and online tax preparation revenues, fees for electronic filing, revenues from RTs, Emerald Card, Peace of Mind® (POM), Tax Identity Shield (TIS) and Wave.
Assisted tax preparation services include tax preparation and electronic filing or printing of the completed tax return. Revenues from tax preparation services, including printing for clients that choose to print and mail their returns, are recognized when a completed return is accepted by the customer. Revenues for electronic filing are recognized when the return is electronically filed.
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
Refund Transfer revenues are recognized when the IRS filing acknowledgment is received and the bank account is established at our bank partner, MetaBank®, N.A. (Meta), a wholly-owned subsidiary of Meta Financial Group, Inc.

44	2021 Form 10-K | H&R Block, Inc.

Emerald Card® revenues consist of interchange income from the use of debit cards and fees related to the card, such as fees from the use of ATM networks. Interchange income is a fee paid by merchants to our bank partner through the interchange network. Revenue associated with our Emerald Card® is recognized based on authorization of cardholder transactions.
Peace of Mind® Extended Service Plan revenues are initially deferred and recognized over the term of the plan, based on the historical pattern of actual claims paid, as claims paid represent the transfer of POM services to the customer. The plan is effective for the life of the tax return, which can be up to six years; however, the majority of claims are incurred in years two and three after the sale of POM. POM has multiple performance obligations where we represent our clients if they are audited by a taxing authority, and assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to H&R Block. Incremental wages are also deferred and recognized over the term of the plan, in conjunction with the revenues earned.
Tax Identity Shield® revenues are initially deferred and are recognized as the various services are provided to the client, either by us or a third party, throughout the term of the contract, which generally ends on April 30th of the following year. TIS has multiple performance obligations where we provide clients assistance in helping protect their tax identity and access to services to help restore their tax identity, if necessary. Protection services include a daily scan of the dark web for personal information, a monthly scan for social security number in credit header data, notifying clients if their information is detected on a tax return filed through H&R Block, and obtaining additional IRS identity protections when eligible.
Interest and fee income on Emerald AdvanceSM lines of credit is recorded over the life of the underlying loan.
Wave revenues primarily consist of fees received to process payment transactions and are generally calculated as a percentage of the transaction amounts processed. Revenues are recognized upon authorization of the transaction.
MARKETING AND ADVERTISING – Advertising costs for radio and television ads are expensed over the course of the tax season, with online, print and mailing advertising expensed as incurred. Marketing and advertising expenses totaled $262.0 million, $255.1 million and $269.8 million in fiscal years 2021, 2020 and 2019, respectively.
EMPLOYEE BENEFIT PLANS – We have a 401(k) defined contribution plan covering eligible full-time and seasonal employees following the completion of an eligibility period. Employer contributions to this plan are discretionary and totaled $26.6 million, $18.8 million and $19.3 million for continuing operations in fiscal years 2021, 2020 and 2019, respectively.
We have severance plans covering executives and eligible regular full-time or part-time active employees who incur a qualifying termination. Expenses related to severance benefits of continuing operations totaled $8.4 million, $2.5 million and $5.0 million in fiscal years 2021, 2020 and 2019, respectively.

H&R Block, Inc. | 2021 Form 10-K	45

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. tax services business. The following table disaggregates our U.S. tax services revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

			(in 000s)
Year ended April 30,	2021	2020	2019
Revenues:
U.S. assisted tax preparation	$2,035,107	$1,533,303	$1,858,998
U.S. royalties	226,253	193,411	243,541
U.S. DIY tax preparation	313,055	208,901	261,413
International	249,868	180,065	220,562
Refund Transfers	163,329	154,687	169,985
Emerald Card®	136,717	92,737	98,256
Peace of Mind® Extended Service Plan	98,882	105,185	108,114
Tax Identity Shield®	40,624	31,797	35,661
Interest and fee income on Emerald AdvanceSM	53,430	60,867	58,182
Wave	58,277	36,711	—
Other	38,445	42,056	40,169
Total revenues	$3,413,987	$2,639,720	$3,094,881

Changes in the balances of deferred revenue and wages for POM are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Year ended April 30,	2021	2020	2021	2020
Balance, beginning of the year	$183,685	$212,511	$21,618	$27,306
Amounts deferred	115,114	95,032	11,367	10,708
Amounts recognized on previous deferrals	(114,928)	(123,858)	(12,816)	(16,396)
Balance, end of the year	$183,871	$183,685	$20,169	$21,618

As of April 30, 2021, deferred revenue related to POM was $183.9 million. We expect that $101.9 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following sixty months. The related liabilities are included in deferred revenue and other liabilities in the consolidated balance sheets. The related assets are included in prepaid expenses and other current assets or other noncurrent assets.
As of April 30, 2021, and 2020, TIS deferred revenue was $28.9 million and $30.8 million, respectively. The related liabilities are included in deferred revenue and other current liabilities in the consolidated balance sheets. All deferred revenue related to TIS as of April 30, 2021 will be recognized within the next twelve months.
A significant portion of our accounts receivable balances arise from services and products that we provide to our customers, with the exception of those related to EAs, which arise from purchased participation interests with our bank partner. The majority of our receivables are related to our RT product. Generally the prices of our services and products are fixed and determinable at the time of sale. For our RT product, we record a receivable for our fees which is then collected at the time the IRS issues the client’s refund. Our receivables from customers are generally collected on a periodic basis during and subsequent to the tax season. See note 4 for our accounts receivable balances.
NOTE 3: EARNINGS PER SHARE
Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are

46	2021 Form 10-K | H&R Block, Inc.

computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period.
The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
Year ended April 30,	2021	2020	2019
Net income from continuing operations attributable to shareholders	$590,212	$6,156	$445,256
Amounts allocated to participating securities	(2,413)	(639)	(1,040)
Net income from continuing operations attributable to common shareholders	$587,799	$5,517	$444,216

Basic weighted average common shares	186,832	196,701	205,372
Potential dilutive shares	1,945	1,407	1,352
Dilutive weighted average common shares	188,777	198,108	206,724
Earnings per share from continuing operations attributable to common shareholders:
Basic	$3.15	$0.03	$2.16
Diluted	3.11	0.03	2.15

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.8 million, 0.9 million and 0.4 million shares of stock for fiscal years 2021, 2020 and 2019, respectively, as the effect would be antidilutive.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of April 30,	2021		2020
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$16,666	$28,909	$25,397	$31,329
Receivables for U.S. assisted and DIY tax preparation and related fees	92,531	3,793	47,030	3,112
H&R Block Instant RefundSM receivables	35,665	1,463	15,031	1,325
H&R Block Emerald Advance® lines of credit	9,210	17,095	10,001	14,081
Software receivables from retailers	4,823	—	7,341	—
Royalties and other receivables from franchisees	16,136	196	9,861	42
Wave payment processing receivables	1,569	—	3,200	—
Other	21,276	1,233	15,336	1,828
	$197,876	$52,689	$133,197	$51,717

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
Loans to Franchisees. Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of April 30, 2021 and 2020, loans with a principal balance of $0.1 million and $0.2 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status as of April 30, 2021 or 2020.
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

H&R Block, Inc. | 2021 Form 10-K	47

H&R Block Instant RefundSM. Our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), in exchange for a fee. The total fee we charge for this service is mandated by legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund is then sent by the CRA directly to us. The amount we advance to clients under this program is the amount of their estimated refund, less our fees, any amounts expected to be withheld by the CRA for amounts the client may owe to government authorities and any amounts owed to us from prior years. The CRA system for tracking amounts due to various government agencies also indicates if the client has already filed a return, does not exist in CRA records, or is bankrupt. This serves to greatly reduce the amounts of uncollectible receivables and the risk of fraudulent returns. H&R Block Instant RefundSM amounts are generally received from the CRA within 60 days of filing the client's return, with the remaining balance collectible from the client.
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
Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by year of origination, as of April 30, 2021 are as follows:

		(in 000s)
Year of Origination	Current Balance	Non-Accrual

2021	$38,086	$561
2020 and prior	578	578
	38,664	$1,139
Allowance	(1,536)
Net balance	$37,128

H&R Block Emerald Advance® lines of credit. EAs are typically offered to clients in our offices from mid-November through mid-January, in amounts up to $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be utilized year-round. EA balances require an annual paydown on February 15th, and any amounts unpaid are placed on non-accrual status as of March 1st. Payments on past due amounts are applied to principal. These lines of credit are offered by our bank partner. We purchase participation interests in their loans, as discussed further in note 10.
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
Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by year of origination as of April 30, 2021, are as follows:

		(in 000s)
Year of Origination	Current Balance	Non-Accrual

2021	$37,809	$37,809
2020 and prior	3,239	3,239
Revolving loans	12,961	12,438
	54,009	$53,486
Allowance	(27,704)
Net balance	$26,305

48	2021 Form 10-K | H&R Block, Inc.

Allowance for Doubtful Accounts. Activity in the allowance for doubtful accounts for EAs and all other short-term and long-term receivables for the years ended April 30, 2021 , 2020, and 2019 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2018	$26,622	$55,191	$81,813
Provision	17,272	53,297	70,569
Charge-offs, recoveries and other	(16,359)	(54,550)	(70,909)
Balances as of April 30, 2019	27,535	53,938	81,473
Provision	21,771	54,850	76,621
Charge-offs, recoveries and other	(17,272)	(58,342)	(75,614)
Balances as of April 30, 2020	32,034	50,446	82,480
Provision	14,319	59,132	73,451
Charge-offs, recoveries and other	(18,649)	(53,774)	(72,423)
Balances as of April 30, 2021	$27,704	$55,804	$83,508

NOTE 5: PROPERTY AND EQUIPMENT
The components of property and equipment, net of accumulated depreciation and amortization, are as follows:

(in 000s)
As of April 30,	2021	2020
Buildings	$44,121	$50,308
Computers and other equipment	62,712	77,483
Leasehold improvements	37,772	52,631
Purchased software	2,508	2,569
Land and other non-depreciable assets	1,377	1,376
	$148,490	$184,367

Depreciation expense of property and equipment for continuing operations for fiscal years 2021, 2020 and 2019 was $73.4 million, $85.9 million and $93.5 million, respectively.
The carrying value of long-lived assets held outside the U.S., which is comprised of property and equipment, totaled $18.9 million, $19.1 million and $23.6 million as of April 30, 2021, 2020 and 2019, respectively.
NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the years ended April 30, 2021 and 2020 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of May 1, 2019	$552,234	$(32,297)	$519,937
Acquisition of Wave	300,560	—	300,560
Other acquisitions	23,795	—	23,795
Disposals and foreign currency changes, net	(26,154)	—	(26,154)
Impairments	—	(106,000)	(106,000)
Balances as of April 30, 2020	850,435	(138,297)	712,138
Acquisitions	6,948	—	6,948
Disposals and foreign currency changes, net	38,573	—	38,573
Impairments	—	—	—
Balances as of April 30, 2021	$895,956	$(138,297)	$757,659

We tested goodwill for impairment in the fourth quarter of fiscal year 2021, and did not identify any impairment. In fiscal year 2020, we recorded a goodwill impairment loss of $106.0 million related to Wave.

H&R Block, Inc. | 2021 Form 10-K	49

Components of intangible assets are as follows:

(in 000s)
As of April 30,	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Reacquired franchise rights	$370,112	$(179,356)	$190,756	$365,062	$(159,754)	$205,308
Customer relationships	316,508	(251,160)	65,348	314,191	(227,445)	86,746
Internally-developed software	156,308	(116,126)	40,182	154,083	(113,698)	40,385
Noncompete agreements	41,212	(35,484)	5,728	41,072	(33,639)	7,433
Franchise agreements	19,201	(15,894)	3,307	19,201	(14,614)	4,587
Purchased technology	122,700	(72,609)	50,091	122,700	(57,548)	65,152
Trade name	5,800	(1,064)	4,736	5,800	(483)	5,317
Acquired assets pending final allocation (1)	—	—	—	48	—	48
	$1,031,841	$(671,693)	$360,148	$1,022,157	$(607,181)	$414,976

(1)    Represents recent business acquisitions for which final purchase price allocations have not yet been determined.
Amortization of intangible assets of continuing operations for the years ended April 30, 2021, 2020 and 2019 was $83.4 million, $83.6 million and $73.2 million, respectively. Estimated amortization of intangible assets for fiscal years 2022, 2023, 2024, 2025 and 2026 is $75.4 million, $57.7 million, $38.4 million, $20.3 million and $13.3 million, respectively.
We made payments to acquire businesses totaling $15.6 million, $450.2 million and $43.6 million during the fiscal years ended April 30, 2021, 2020 and 2019, respectively. The fiscal year ended April 30, 2020 included the acquisition of Wave. The amounts and weighted-average lives of assets acquired during fiscal year 2021, including amounts capitalized and placed in service related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Internally-developed software	$14,919	3
Customer relationships	8,987	5
Reacquired franchise rights	5,941	5
Noncompete agreements	348	5
Total	$30,195	4

During the fiscal year ended April 30, 2020, we acquired Wave for $408.4 million. Included in the transaction price was $8.2 million which will be treated as compensation expense.
The assets acquired, net of liabilities assumed on the acquisition date, and the identified intangible assets and goodwill, are as follows:

(dollars in 000s)
	Amount Acquired	Weighted-Average Life (in years)
Assets acquired and liabilities assumed, net	$3,928
Deferred tax liability	(8,126)
Purchased technology	68,000	10
Customer relationships	23,000	5
Non-compete agreements	7,070	5
Trade name	5,800	10
Total identifiable net assets	99,672
Goodwill (1)	300,560
Total identifiable assets and goodwill	$400,232

(1)    See discussion of Wave's goodwill impairment of $106.0 million in fiscal year 2020 above.

50	2021 Form 10-K | H&R Block, Inc.

NOTE 7: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
As of April 30,	2021	2020
Senior Notes, 4.125%, due October 2020 (1)	$—	$650,000
Senior Notes, 5.500%, due November 2022 (1)	500,000	500,000
Senior Notes, 5.250%, due October 2025 (1)	350,000	350,000
Senior Notes, 3.875%, due August 2030 (1)	650,000	—
Committed line of credit borrowings	—	2,000,000
Debt issuance costs and discounts	(9,961)	(4,743)
Total long-term debt	1,490,039	3,495,257
Less: Current portion	—	(649,384)
Long-term portion	$1,490,039	$2,845,873

Estimated fair value of long-term debt	$1,609,000	$3,526,000

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on April 30, July 31, and October 31 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on January 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of April 30, 2021.
In September 2020, we utilized our cash on hand to repay the outstanding $2.0 billion CLOC. We had no outstanding balance under our CLOC as of April 30, 2021 and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.7 billion as of April 30, 2021.
See note 13 for discussion regarding an amendment to our CLOC effective June 11, 2021.
OTHER INFORMATION – The aggregate payments required to retire long-term debt are $500.0 million in fiscal year 2023, $350.0 million in fiscal year 2026 and $650.0 million in fiscal year 2031.

H&R Block, Inc. | 2021 Form 10-K	51

NOTE 8: STOCK-BASED COMPENSATION
We have a stock-based Long Term Incentive Plan (Plan), under which we can grant stock options, restricted shares, performance-based share units, restricted share units, deferred stock units and other forms of equity to employees, non-employee directors and consultants. Stock-based compensation expense and related tax items are as follows:

			(in 000s)
Year ended April 30,	2021	2020	2019
Stock based compensation expense	$28,271	$28,045	$23,767
Tax benefit	1,802	7,175	6,076
Realized tax benefit	1,690	5,856	3,416

As of April 30, 2021, we had 11.2 million shares reserved for future awards under our Plan. We issue shares from our treasury stock to satisfy the exercise or vesting of stock-based awards and believe we have adequate treasury stock balances available for future issuances.
We measure the fair value of restricted share units (other than performance-based share units) based on the closing price of our common stock on the grant date. We measure the fair value of performance-based share units based on the Monte Carlo valuation model, taking into account, as necessary, those provisions of the performance-based share units that are characterized as market conditions. We generally expense the grant-date fair value, net of estimated forfeitures, over the vesting period on a straight-line basis.
Options and restricted share units (other than performance-based share units) granted to employees typically vest pro-rata based upon service over a three-year period with a portion vesting each year. Performance-based share units granted to employees typically cliff vest at the end of a three-year period based upon satisfaction of both service-based and performance-based requirements. The number of performance-based share units that ultimately vest can range from zero up to 200 percent of the number granted, based on the form of the award, which can vary by year of grant. The performance metrics for these awards typically consist of earnings before interest, taxes, depreciation and amortization (EBITDA), EBITDA growth, return on invested capital, total shareholder return or our stock price. Deferred stock units granted to non-employee directors vest when they are granted and are settled six months after the director separates from service as a director of the Company, except in the case of death.
All share units granted to employees and non-employee directors receive cumulative dividend equivalents to the extent of the units ultimately vesting at the time of distribution. Options granted under our Plan have a maximum contractual term of ten years.
A summary of restricted share units and deferred stock units, including those that are performance-based, for the year ended April 30, 2021, is as follows:

(shares in 000s)
	Restricted Share Units and Deferred Stock Units		Performance-Based Share Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of the year	2,080	$25.94	1,245	$29.12
Granted	1,328	15.58	949	16.74
Released	(525)	27.13	(77)	24.19
Forfeited	(259)	21.83	(129)	19.16
Outstanding, end of the year	2,624	$21.34	1,988	$21.88

The total fair value of shares and units vesting during fiscal years 2021, 2020 and 2019 was $16.1 million, $22.1 million and $17.9 million, respectively. As of April 30, 2021, we had $37.9 million of total unrecognized

52	2021 Form 10-K | H&R Block, Inc.

compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.
When valuing our performance-based share units on the grant date, we typically estimate the expected volatility using historical volatility for H&R Block, Inc. and selected comparable companies. The dividend yield is calculated based on the current dividend and the market price of our common stock on the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve in effect on the grant date. Both expected volatility and the risk-free interest rate are based on a period that approximates the expected term. The following assumptions were used to value performance-based share units using the Monte Carlo valuation model during the periods:

Year ended April 30,	2021	2020	2019
Expected volatility	21.14% - 84.49%	13.47% - 66.33%	13.16% - 66.47%
Expected term	3 years	3 years	3 years
Dividend yield (1)	0% - 3.95%	0% - 3.55%	0%-4.39%
Risk-free interest rate	0.14% - 0.18%	1.70%	2.61%
Weighted-average fair value	$16.74	$32.01	$24.48

(1)The valuation model assumes that dividends are reinvested by the Company on a continuous basis.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was signed into law. The CARES Act includes, among other items, modifications to net operating loss carryback periods, net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act allows a five-year carryback of net operating losses generated between 2018 and 2021 to fully offset certain taxable income previously subject to a 35% statutory tax rate. As a result of the CARES Act and changes to our methods of accounting for items under the Internal Revenue Code, we generated a loss for tax purposes on our calendar 2020 tax return, will carry back the loss to two of the five preceding tax years, and obtain a refund of previously paid federal income taxes. The net operating loss carryback has reduced our effective tax rate and income taxes payable and increased our unrecognized tax benefits, income tax refund receivables, and deferred tax liabilities. The net operating loss carryback will reopen our 2015 tax return to examination.
The components of income (loss) from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
Year ended April 30,	2021	2020	2019
Domestic	$489,499	$56,121	$389,319
Foreign	179,237	(59,495)	155,841
	$668,736	$(3,374)	$545,160

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

H&R Block, Inc. | 2021 Form 10-K	53

transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates.
The reconciliation between the income tax provision and the amount computed by applying the statutory U.S. federal tax rate to income taxes of continuing operations is as follows:

Year ended April 30,	2021	2020	2019
U.S. statutory tax rate	21.0%	21.0%	21.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	1.8%	20.4%	2.3%
Earnings taxed in foreign jurisdictions	(1.2)%	619.4%	(2.7)%
Permanent differences	0.5%	(257.5)%	0.3%
Impairment of goodwill	—%	(832.5)%	—%
Uncertain tax positions	7.5%	508.3%	(2.3)%
U.S. tax on income from foreign affiliates	1.0%	(247.4)%	—%
Remeasurement of deferred tax assets and liabilities	(0.1)%	117.6%	0.2%
Changes in prior year estimates	(0.5)%	55.5%	—%
Federal income tax credits	(0.9)%	216.3%	—%
Tax impacts of stock-based compensation vesting	—%	44.8%	—%
Tax benefit due to NOL carryback under CARES Act	(17.5)%	—%	—%
Tax deductible write-down of foreign investment	(1.7)%	—%	—%
Change in valuation allowance - domestic	(0.2)%	37.1%	0.4%
Change in valuation allowance - foreign	1.7%	20.6%	(0.8)%
Other	0.3%	(41.2)%	(0.1)%
Effective tax rate	11.7%	282.4%	18.3%

Our effective tax rate for continuing operations was 11.7% and 282.4% for fiscal year 2021 and 2020, respectively. The decrease in the effective tax rate in 2021 compared to 2020 is primarily due to the near break-even loss in 2020 of $3.4 million, which caused an exaggerated impact for nearly all adjustments impacting the rate. Our 2021 effective tax rate is also lower because of net operating loss carrybacks generated during the year, partially offset by uncertain tax positions recorded in the current year.
The increase in the effective tax rate in fiscal year 2020 compared to fiscal year 2019 is also primarily due to the near break-even loss in 2020 of $3.4 million, which caused an exaggerated impact for nearly all adjustments impacting the rate. For 2020, the largest increases in the effective tax rate over 2019 are tax benefits from statute of limitations expiring on certain uncertain tax positions and the mix of earnings in foreign jurisdictions, offset by the adverse tax impacts associated with the nondeductible goodwill impairment to the Wave reporting unit. Due to the pretax loss in 2020, the tax benefits increased the effective tax rate while tax expense decreased the effective tax rate.

54	2021 Form 10-K | H&R Block, Inc.

The components of income tax expense (benefit) for continuing operations are as follows:

(in 000s)
Year ended April 30,	2021	2020	2019
Current:
Federal	$58,834	$18,048	$74,993
State	12,000	(16,614)	12,345
Foreign	26,032	1,991	6,711
	96,866	3,425	94,049
Deferred:
Federal	2,493	1,703	6,625
State	(11,368)	(1,516)	(1,070)
Foreign	(9,467)	(13,142)	300
	(18,342)	(12,955)	5,855
Total income taxes (benefit) for continuing operations	$78,524	$(9,530)	$99,904

The net loss from discontinued operations for fiscal years 2021, 2020 and 2019 totaled $6.4 million, $13.7 million and $22.7 million, respectively, and was net of tax benefits of $3.9 million, $4.1 million and $6.8 million, respectively.
The significant components of deferred tax assets and liabilities are reflected in the following table:

(in 000s)
As of April 30,	2021	2020
Deferred tax assets:
Accrued expenses	$3,576	$4,646
Deferred revenue	10,445	11,082
Allowance for credit losses and related reserves	33,027	29,666
Deferred and stock-based compensation	24,712	6,669
Net operating loss carry-forward	104,013	86,213
Lease liabilities	112,249	126,505
Federal tax benefits related to state unrecognized tax benefits	16,682	16,729
Property and equipment	40,138	—
Intangibles - intellectual property	86,711	85,688
Valuation allowance	(55,401)	(45,124)
Total deferred tax assets	376,152	322,074

Deferred tax liabilities:
Prepaid expenses and other	(11,927)	(5,189)
Lease right of use assets	(109,726)	(123,900)
Property and equipment	—	(12,221)
Income tax method change	(56,257)	—
Intangibles	(72,650)	(64,252)
Total deferred tax liabilities	(250,560)	(205,562)

Net deferred tax assets	$125,592	$116,512

H&R Block, Inc. | 2021 Form 10-K	55

A reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the consolidated balance sheets is as follows:

(in 000s)
As of April 30,	2021	2020
Deferred income tax assets	$141,836	$138,527
Deferred tax liabilities	(16,244)	(22,015)
Net deferred tax asset	$125,592	$116,512

Changes in our valuation allowance for fiscal years 2021, 2020 and 2019 are as follows:

(in 000s)
Year ended April 30,	2021	2020	2019
Balance, beginning of the year	$45,124	$47,070	$49,215
Additions charged to costs and expenses	13,492	2,151	2,302
Deductions	(3,215)	(4,097)	(4,447)
Balance, end of the year	$55,401	$45,124	$47,070

Our valuation allowance on deferred tax assets has a net increase of $10.3 million during the current period. The gross increase in valuation allowance of $13.5 million is related to net operating loss deferred tax assets generated by foreign losses that we do not expect to utilize in future years. This $13.5 million increase is offset by a $3.2 million decrease to our valuation allowance balance for adjustments to certain state and foreign net operating losses we now expect to utilize in future periods.
Certain of our subsidiaries file stand-alone returns in various state, local and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. As of April 30, 2021, we had net operating losses in various states and foreign jurisdictions. The amount of state and foreign net operating losses varies by taxing jurisdiction. We maintain a valuation allowance of $21.3 million on state net operating losses and $33.2 million on foreign net operating losses for the portion of such loses that, more likely than not, will not be realized. Of the $49.5 million of net operating loss deferred tax assets, $10.4 million will expire in varying amounts during fiscal years 2022 through 2041 and the remaining $39.1 million has no expiration.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability; therefore, no provision has been made for income taxes that might be payable upon remittance of such earnings. The amount of unrecognized tax liability on these foreign earnings, net of expected foreign tax credits, is immaterial as of April 30, 2021.
Changes in unrecognized tax benefits for fiscal years 2021, 2020 and 2019 are as follows:

(in 000s)
Year ended April 30,	2021	2020	2019
Balance, beginning of the year	$168,062	$185,144	$186,061
Additions based on tax positions related to prior years	121,364	1,501	9,937
Reductions based on tax positions related to prior years	(34,470)	(10,128)	(42,647)
Additions based on tax positions related to the current year	43,800	12,093	38,611
Reductions related to settlements with tax authorities	(29,362)	(980)	(2,025)
Expiration of statute of limitations	(4,584)	(19,568)	(4,793)
Balance, end of the year	$264,810	$168,062	$185,144

The total gross unrecognized tax benefit ending balance as of April 30, 2021, 2020 and 2019, includes $214.9 million, $132.3 million and $122.5 million, respectively, which if recognized, would impact our effective tax rate. The difference results from adjusting the gross balances for such items as federal, state and foreign deferred items, interest and deductible taxes. The current year additions in unrecognized tax benefits related to prior years are primarily related to net operating loss carryback allowed by the CARES Act. Reductions from prior year are primarily related to settlements with taxing authorities and expirations of statute of limitations.

56	2021 Form 10-K | H&R Block, Inc.

We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $69.8 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations, anticipated closure of various tax matters currently under examination, and settlements with tax authorities. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The total gross interest and penalties accrued as of April 30, 2021, 2020 and 2019 totaled $24.9 million, $22.0 million and $22.4 million, respectively.
NOTE 10: COMMITMENTS AND CONTINGENCIES
All assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000, if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $12.2 million and $9.4 million as of April 30, 2021 and 2020, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $17.6 million and $14.2 million as of April 30, 2021 and 2020, respectively, with amounts recorded in deferred revenue and other liabilities. These liabilities will be settled within the next ten years. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $14.2 million as of April 30, 2021, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $6.1 million.
Both the U.S. and Canada implemented emergency economic relief programs as a way of minimizing the economic impact of the global COVID-19 pandemic. In the U.S., the CARES Act included, among other items, provisions relating to refundable payroll tax credits and deferment of certain tax payments through the end of calendar 2020. In Canada the COVID-19 Economic Response Plan includes the Canada Emergency Wage Subsidy (CEWS). For our U.S. businesses we have elected to defer the employer-paid portion of social security taxes and are evaluating the employee retention credit, and in Canada we have received $15.9 million in wage subsidies during the year ended April 30, 2021, which has been treated as a government subsidy to offset related operating expenses.
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
We have a deferred compensation plan that permits certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in deferred revenue and other liabilities is $15.0 million and $15.1 million as of April 30, 2021 and 2020, respectively, reflecting our obligation under these plans.
On August 5, 2020, we entered into a Program Management Agreement with Meta. Under the Program Management Agreement and its ancillary agreements and related product schedules, Meta acts as the bank provider of H&R Block-branded financial products. EAs are originated by Meta, and pursuant to our participation agreement, we purchase a 90% participation interest in each advance made by Meta. See note 4 for additional information about these balances.

H&R Block, Inc. | 2021 Form 10-K	57

Refund Advance loans are originated by Meta and offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by Meta. We pay fees based on loan size and customer type. The fees are intended to cover expected loan losses and payments to capital providers, among other items. We have provided two guarantees related to this agreement. We have provided a guarantee up to $18.0 million related to certain loans to clients prior to the IRS accepting electronic filing. We accrued an estimated liability of $2.6 million at April 30, 2021 related to this guarantee. Additionally, we provided a guarantee for loans to virtual assisted clients. There is no maximum exposure under this guarantee. At April 30, 2021, we had no amounts accrued under this guarantee and we do not expect that a material amount will be paid for this guarantee under anticipated loss scenarios. As of April 30, 2020, we had accrued $5.4 million under the RA guarantee arrangements with our prior bank partner, and we paid $2.1 million, net of recoveries, related to that guarantee during the fiscal year ended April 30, 2021.
We offer POM to U.S. and Canadian clients, whereby we (1) represent our clients if they are audited by a taxing authority, and (2) assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to H&R Block. The additional taxes paid under POM have a cumulative limit of $6,000 for U.S. clients and $3,000 CAD for Canadian clients with respect to the federal, state/provincial and local tax returns we prepared for applicable clients during the taxable year protected by POM. A loss on POM would be recognized if the sum of expected costs for services exceeded unearned revenue.
NOTE 11: LEASES
For the year ended April 30, 2021, and 2020, our lease costs consisted of the following:

		(in 000s)
Year ended April 30,	2021	2020
Operating lease costs	$239,357	$242,314
Variable lease costs	77,758	71,319
Subrental income	(650)	(1,277)
Total lease costs	$316,465	$312,356

As disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, our rent expense for fiscal year 2019 totaled $255.0 million.
Other information related to operating leases for the fiscal years 2021 and 2020 are as follows:

		(dollars in 000s)
Year ended April 30,	2021	2020
Cash paid for operating lease costs	$240,299	$223,080
New operating right of use assets and related lease liabilities(1)	$167,827	$345,079
Weighted-average remaining operating lease term (years)	3	3
Weighted-average operating lease discount rate	3.0%	3.3%

(1)    The new operating right of use assets and related lease liabilities for the year ended April 30, 2020 excludes the initial impacts of the adoption of ASU 2016-02. The decrease from the prior year is due to the timing of the renegotiation of lease contracts approaching expiration.
Aggregate operating lease maturities as of April 30, 2021 are as follows:

(in 000s)
2022	$215,610
2023	137,824
2024	73,066
2025	27,219
2026	3,713
2027 and thereafter	5,633
Total future undiscounted operating lease payments	463,065
Less imputed interest	(14,046)
Total operating lease liabilities	$449,019

58	2021 Form 10-K | H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of April 30, 2021. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of April 30, 2021 and 2020, our total accrued liabilities were $5.5 million and $1.6 million, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of April 30, 2021, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
On a quarterly and annual basis, we review relevant information with respect to litigation and other loss contingencies and update our accruals, disclosures, and estimates of reasonably possible loss or range of loss

H&R Block, Inc. | 2021 Form 10-K	59

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
On May 17, 2019, a putative class action complaint was filed against H&R Block, Inc., HRB Tax Group, Inc. and HRB Digital LLC in the Superior Court of the State of California, County of San Francisco (Case No. CGC-19576093). The case is styled Snarr v. HRB Tax Group, Inc., et al. The case was removed to the United States District Court for the Northern District of California on June 21, 2019 (Case No. 3:19-cv-03610-SK). The plaintiff filed a first amended complaint on August 9, 2019, dropping H&R Block, Inc. from the case. In the amended complaint, the plaintiff seeks to represent classes of all persons, between May 17, 2015 and the present, who (1) paid to file one or more federal tax returns through H&R Block’s internet-based filing system, (2) were eligible to file those tax returns for free through the H&R Block Free File offer of the IRS Free File Program, and (3) resided in and were citizens of California at the time of the payments. The plaintiff generally alleges unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., and California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The plaintiff seeks declaratory and injunctive relief, restitution, compensatory damages, punitive damages, interest, attorneys’ fees and costs. We filed a motion to stay the proceedings based on the primary jurisdiction doctrine and a motion to compel arbitration, both of which were denied. Our appeal of the court's order on the motion to compel arbitration was denied; we filed a petition for review with the United States Supreme Court. We filed an answer to the amended complaint. We filed a renewed motion to compel arbitration, which the court denied on May 13, 2021. We also filed a motion to dismiss the plaintiff's claim for public injunctive relief, which is pending. A trial date is set for June 6, 2023. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

60	2021 Form 10-K | H&R Block, Inc.

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

H&R Block, Inc. | 2021 Form 10-K	61

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

62	2021 Form 10-K | H&R Block, Inc.

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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of April 30, 2021, total approximately $270 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
OTHER — We are from time to time a party to litigation, claims and other loss contingencies not discussed herein arising out of our business operations. These matters may include actions by state attorneys general, other state regulators, federal regulators, individual plaintiffs, and cases in which plaintiffs seek to represent others who may be similarly situated.
While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay to discharge or settle these other matters will not have a material adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
NOTE 13: SUBSEQUENT EVENTS
On June 9, 2021, the Board of Directors approved a change of the Company's fiscal year end from April 30 to June 30, effective immediately. The Company plans to file a transition report on Form 10-QT for the transition period of May 1, 2021 through June 30, 2021. The Company's 2022 fiscal year will begin on July 1, 2021 and end on June 30, 2022.
On June 11, 2021, we entered into a Fourth Amended and Restated Credit and Guarantee Agreement, which amended and restated the existing CLOC, extending the scheduled maturity date to June 11, 2026, decreasing the aggregate principal amount to $1.5 billion, revising the applicable rate table, and adjusting the covenant measurement dates due to our fiscal year end change. Other material terms remain substantially unchanged from our existing CLOC.
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

H&R Block, Inc. | 2021 Form 10-K	63

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
(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of April 30, 2021 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2021, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company's external auditors that audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended April 30, 2021, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is included under the caption "Information About Our Executive Officers" in Item 1 of this report on Form 10-K.
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after April 30, 2021, is incorporated herein by reference:
▪Information appearing under the heading "Proposal 1 – Election of Directors";
▪Information appearing under the heading "Delinquent Section 16(a) Reports" (if applicable); and
▪Information appearing under the heading "Board of Directors' Meetings and Committees" regarding identification of the Audit Committee and Audit Committee financial experts.
We have adopted a Code of Business Ethics and Conduct that applies to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and persons performing similar functions. A copy of the Code of Business Ethics and Conduct is available on our website at

64	2021 Form 10-K | H&R Block, Inc.

www.hrblock.com. We intend to provide information on our website regarding amendments to, or waivers under, the Code of Business Ethics and Conduct.
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 2021, in the sections entitled "Director Compensation," "Director Compensation Table," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Risk Assessment in Compensation Programs," and "Executive Compensation," and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 2021, in the sections entitled "Equity Compensation Plans" and "Information Regarding Security Holders," and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 2021, in the sections entitled "Employment Agreements, Change in Control and Other Arrangements," "Review of Related Person Transactions," and "Corporate Governance," and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after April 30, 2021, in the section entitled "Audit Fees," and is incorporated herein by reference.

H&R Block, Inc. | 2021 Form 10-K	65

PART IV

ITEM 15. EXHIBIT INDEX
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

4.5
Officer's Certificate, dated October 25, 2012, in respect of 5.50% Notes due 2022 of Block Financial LLC, filed as Exhibit 4.1 to the Company's current report on Form 8-K filed October 25, 2012, file number 1-06089, is incorporated herein by reference.

4.6
Officers’ Certificate, dated September 30, 2015, of Block Financial LLC (including the Form of the 4.125% Note due 2020 and the Form of the 5.250% Note due 2025), filed as Exhibit 4.2 to the Company's current report on Form 8-K filed September 30, 2015, file number 1-06089, is incorporated herein by reference.

4.7
Officers’ Certificate, dated August 7, 2020, of Block Financial LLC (including the Form of the 3.875% Notes due 2030), filed as Exhibit 4.2 to the Company's current report on Form 8–K filed August 7, 2020, file number 1–06089, is incorporated herein by reference.

4.8		Form of 5.50% Note due 2022 of Block Financial LLC, filed as Exhibit 4.2 to the Company's current report on Form 8-K filed October 25, 2012, file number 1-06089, is incorporated herein by reference.
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

4.11
Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-06089, is incorporated herein by reference.

4.12		Description of Securities.
10.1	*
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

66	2021 Form 10-K | H&R Block, Inc.

10.3	*
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

10.7	*
The Company's 2003 Long-Term Executive Compensation Plan, as amended September 30, 2010, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2010, file number 1-06089, is incorporated herein by reference.

10.8	*
First Amendment to the Company's 2003 Long-Term Executive Compensation Plan, effective May 10, 2012, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed May 11, 2012, file number 1-06089, is incorporated herein by reference.

10.9	*
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

10.11	*
H&R Block Deferred Compensation Plan for Executives, as amended and restated on November 9, 2012, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2012, file number 1-06089, is incorporated herein by reference.

10.12	*
The Amended and Restated H&R Block Executive Performance Plan, filed as Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2019, file number 1-06089, is incorporated herein by reference.

10.13	*
The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended and restated on March 2, 2020, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2020, file number 1-06089, is incorporated herein by reference.

10.14	*
The H&R Block, Inc. Executive Survivor Plan (as Amended and Restated January 1, 2001) filed as Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2000, file number 1-06089, is incorporated herein by reference.

10.15	*
First Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated) effective as of July 1, 2002, filed as Exhibit 10.9 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2002, file number 1-06089, is incorporated herein by reference.

10.16	*
Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-06089, is incorporated herein by reference.

10.17	*	H&R Block Severance Plan, as amended and restated on May 15, 2021.
10.18	*
H&R Block Inc. Executive Severance Plan, as amended and restated effective November 7, 2019, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended October 31, 2019, file number 1-06089, is incorporated herein by reference.

10.19	*
Form of Indemnification Agreement with Directors and Officers, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2012, file number 1-06089, is incorporated herein by reference.

10.20	*
2008 Deferred Stock Unit Plan for Outside Directors, as amended on September 14, 2011, filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the year ended April 30, 2012, file number 1-06089, is incorporated herein by reference.

10.21	*
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

10.22	*	H&R Block, Inc. 2018 Long Term Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.

H&R Block, Inc. | 2021 Form 10-K	67

10.23	*
Form of 2018 Long Term Incentive Plan Award Agreement for Deferred Stock Units, as approved on November 3, 2017, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2017, file number 1-06089, is incorporated herein by reference.

10.24	*
Form of 2018 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference

10.25	*
Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 25, 2018, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.26	*
Form of 2018 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 25, 2018, filed as Exhibit 10.2 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.27	*
Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 25, 2018, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.28	*
Form of 2018 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, as approved on June 25, 2018, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.29	*
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 25, 2018, filed as Exhibit 10.5 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.30	*
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 25, 2018, filed as Exhibit 10.6 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.31	*
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 25, 2018, filed as Exhibit 10.7 to the Company’s current report on Form 8-K filed June 28, 2018, file number 1-06089, is incorporated herein by reference.

10.32	*
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

10.34	*
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 20, 2019, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.35	*
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 20, 2019, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.36	*
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 20, 2019, filed as Exhibit 10.5 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.37	*
Form of 2018 Long Term Incentive Plan Award Agreement for Two-Year Restricted Share Units, as approved on June 20, 2019, filed as Exhibit 10.6 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by referenc

10.38	*
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Two-Year Restricted Share Units, as approved on June 20, 2019, filed as Exhibit 10.7 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.39
Third Amended and Restated Credit and Guarantee Agreement dated September 21, 2018, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 24, 2018, file number 1-06089, is incorporated herein by reference.

10.40
Program Management Agreement, dated August 5, 2020, by and between Emerald Financial Services, LLC and MetaBank, N.A., filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2020, file number 1-06089, is incorporated herein by reference.

21		Subsidiaries of the Company.
22		List of Guarantor and Issuer Subsidiaries.
23		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

68	2021 Form 10-K | H&R Block, Inc.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Indicates management contracts, compensatory plans or arrangements.

H&R Block, Inc. | 2021 Form 10-K	69

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
June 15, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on June 15, 2021.

/s/ Jeffrey J. Jones II	/s/ Tony G. Bowen	/s/ Kellie J. Logerwell
Jeffrey J. Jones II	Tony G. Bowen	Kellie J. Logerwell
President, Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer
and Director	(principal financial officer)	(principal accounting officer)
(principal executive officer)

/s/ Robert A. Gerard	/s/ Paul J. Brown	/s/ Sean H. Cohan
Robert A. Gerard	Paul J. Brown	Sean H. Cohan
Director, Chairman of the Board	Director	Director

/s/ Anuradha Gupta	/s/ Richard A. Johnson	/s/ Mia F. Mends
Anuradha Gupta	Richard A. Johnson	Mia F. Mends
Director	Director	Director

/s/ Yolande G. Piazza	/s/ Victoria J. Reich	/s/ Bruce C. Rohde
Yolande G. Piazza	Victoria J. Reich	Bruce C. Rohde
Director	Director	Director

/s/ Matthew E. Winter	/s/ Christianna Wood
Matthew E. Winter	Christianna Wood
Director	Director

70	2021 Form 10-K | H&R Block, Inc.