Form 10-QT
period 2021-06-30
H&R BLOCK INC
filed 2021-08-09
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
OR
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from May 1, 2021 to June 30, 2021
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on July 30, 2021: 178,055,084 shares.

Form 10-Q for the Transition period ended June 30, 2021

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	(unaudited, in 000s, except per share amounts)
	Two months ended June 30,
	2021	2020

REVENUES:
Service revenues	$427,575	$266,154
Royalty, product and other revenues	38,531	25,293
	466,106	291,447
OPERATING EXPENSES:
Costs of revenues	232,763	197,432
Selling, general and administrative	98,988	81,671
Total operating expenses	331,751	279,103

Other income (expense), net	672	1,662
Interest expense on borrowings	(14,032)	(21,409)
Income (loss) from continuing operations before income taxes	120,995	(7,403)
Income taxes	29,876	1,726
Net income (loss) from continuing operations	91,119	(9,129)
Net loss from discontinued operations, net of tax benefits of $451 and $424	(1,509)	(1,421)
NET INCOME (LOSS)	$89,610	$(10,550)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.50	$(0.05)
Discontinued operations	(0.01)	(0.01)
Consolidated	$0.49	$(0.06)

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.49	$(0.05)
Discontinued operations	(0.01)	(0.01)
Consolidated	$0.48	$(0.06)

DIVIDENDS DECLARED PER SHARE	$0.27	$0.26

COMPREHENSIVE INCOME:
Net income (loss)	$89,610	$(10,550)
Change in foreign currency translation adjustments	(4,698)	11,795
Other comprehensive income (loss)	(4,698)	11,795
Comprehensive income	$84,912	$1,245

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Transition period from May 1, 2021 to June 30, 2021 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	June 30, 2021	April 30, 2021

ASSETS
Cash and cash equivalents	$1,434,381	$934,251
Cash and cash equivalents - restricted	149,783	128,669
Receivables, less allowance for credit losses of $77,518 and $70,689	88,932	197,876
Income taxes receivable	330,872	333,366
Prepaid expenses and other current assets	76,414	105,562
Total current assets	2,080,382	1,699,724
Property and equipment, at cost, less accumulated depreciation and amortization of $842,861 and $832,885	139,276	148,490
Operating lease right of use assets	445,847	437,246
Intangible assets, net	351,093	360,148
Goodwill	754,521	757,659
Deferred tax assets and income taxes receivable	181,996	182,848
Other noncurrent assets	61,273	67,531
Total assets	$4,014,388	$3,653,646
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$164,269	$198,084
Accrued salaries, wages and payroll taxes	168,989	270,982
Accrued income taxes and reserves for uncertain tax positions	238,863	287,404
Operating lease liabilities	214,190	206,393
Deferred revenue and other current liabilities	196,175	200,216
Total current liabilities	982,486	1,163,079
Long-term debt	1,983,719	1,490,039
Deferred tax liabilities and reserves for uncertain tax positions	301,658	279,351
Operating lease liabilities	244,932	242,626
Deferred revenue and other noncurrent liabilities	113,535	126,150
Total liabilities	3,626,330	3,301,245
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 216,655,616 and 216,655,616	2,167	2,167
Additional paid-in capital	779,465	783,292
Accumulated other comprehensive income	88	4,786
Retained earnings	286,694	248,506
Less treasury shares, at cost, of 34,842,125 and 35,189,707	(680,356)	(686,350)
Total stockholders' equity	388,058	352,401
Total liabilities and stockholders' equity	$4,014,388	$3,653,646

See accompanying notes to consolidated financial statements.

2	Transition period from May 1, 2021 to June 30, 2021 Form 10-Q | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Two months ended June 30,	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$89,610	$(10,550)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,586	26,621
Provision	4,617	1,718
Deferred taxes	22,926	2,004
Stock-based compensation	4,700	5,162
Changes in assets and liabilities, net of acquisitions:
Receivables	108,470	23,396
Prepaid expenses, other current and noncurrent assets	26,753	(12,372)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(186,754)	(118,368)
Deferred revenue, other current and noncurrent liabilities	(15,809)	(15,106)
Income tax receivables, accrued income taxes and income tax reserves	(43,476)	(2,185)
Other, net	(797)	(51)
Net cash provided by (used in) operating activities	34,826	(99,731)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,188)	(5,526)
Payments made for business acquisitions, net of cash acquired	(846)	—
Franchise loans funded	(135)	(128)
Payments from franchisees	8,634	6,191
Other, net	1,227	(1,185)
Net cash provided by (used in) investing activities	3,692	(648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	494,435	—
Repurchase of common stock, including shares surrendered	(4,633)	(2,376)
Proceeds from exercise of stock options	308	—
Other, net	(5,584)	(4,183)
Net cash provided by (used in) financing activities	484,526	(6,559)

Effects of exchange rate changes on cash	(1,800)	3,865

Net increase (decrease) in cash and cash equivalents, including restricted balances	521,244	(103,073)
Cash, cash equivalents and restricted cash, beginning of period	1,062,920	2,873,020
Cash, cash equivalents and restricted cash, end of period	$1,584,164	$2,769,947

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$52,149	$2,568
Interest paid on borrowings	14,317	26,457
Accrued additions to property and equipment	2,085	1,022
New operating right of use assets and related lease liabilities	48,307	37,461
Accrued dividends payable to common shareholders	48,998	50,044

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Transition period from May 1, 2021 to June 30, 2021 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of May 1, 2021	216,656	$2,167	$783,292	$4,786	$248,506	(35,190)	$(686,350)	$352,401
Net income	—	—	—	—	89,610	—	—	89,610
Other comprehensive loss	—	—	—	(4,698)	—	—	—	(4,698)
Stock-based compensation	—	—	4,285	—	—	—	—	4,285
Stock-based awards exercised or vested	—	—	(8,112)	—	(2,424)	545	10,627	91
Acquisition of treasury shares(2)	—	—	—	—	—	(197)	(4,633)	(4,633)
Cash dividends declared - $0.27 per share	—	—	—	—	(48,998)	—	—	(48,998)
Balances as of June 30, 2021	216,656	$2,167	$779,465	$88	$286,694	(34,842)	$(680,356)	$388,058

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of May 1, 2020	228,207	$2,282	$775,387	$(51,576)	$42,965	(35,731)	$(698,017)	$71,041
Net loss	—	—	—	—	(10,550)	—	—	(10,550)
Other comprehensive income	—	—	—	11,795	—	—	—	11,795
Stock-based compensation	—	—	5,110	—	—	—	—	5,110
Stock-based awards exercised or vested	—	—	(7,554)	—	(826)	419	8,206	(174)
Acquisition of treasury shares(2)	—	—	—	—	—	(166)	(2,376)	(2,376)
Cash dividends declared - $0.26 per share	—	—	—	—	(50,044)	—	—	(50,044)
Balances as of June 30, 2020	228,207	$2,282	$772,943	$(39,781)	$(18,455)	(35,478)	$(692,187)	$24,802

(1)    The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

4	Transition period from May 1, 2021 to June 30, 2021 Form 10-Q | H&R Block, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of June 30, 2021 and April 30, 2021, the consolidated statements of operations and comprehensive income for the two months ended June 30, 2021 and 2020, the consolidated statements of cash flows for the two months ended June 30, 2021 and 2020, and the consolidated statements of stockholders' equity for the two months ended June 30, 2021 and 2020 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2021 and 2020 and for all periods presented, have been made.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc., to H&R Block, Inc. and its subsidiaries, or to H&R Block, Inc.'s operating subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2021 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of April 30, 2021 or for the year then ended are derived from our Annual Report on Form 10-K.
On June 9, 2021, the Board of Directors approved a change of the Company's fiscal year end from April 30 to June 30. This is our transition report for the period from May 1, 2021 to June 30, 2021. The Company's 2022 fiscal year began on July 1, 2021 and will end on June 30, 2022.
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
On March 17, 2021, the IRS extended the federal tax filing deadline in the United States (U.S.) for individual 2020 tax returns from April 15, 2021 to May 17, 2021. Consequently, a portion of revenues and expenses that would have normally been recognized in the period ending April 30, 2021 shifted to May and June 2021.
On March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020. In Canada, the deadline for individuals to file was extended to June 1, 2020. Consequently, a portion of revenues and expenses that would have normally been recognized in the period ending April 30, 2020 shifted into May through October 2020.
These extensions impacted the typical seasonality of our business and the comparability of our financial results.
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See note 9 for additional information on litigation, claims, and other loss contingencies related to our discontinued operations.

H&R Block, Inc. |Transition period from May 1, 2021 to June 30, 2021 Form 10-Q	5

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. tax services business. The following table disaggregates our U.S. tax services revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

		(in 000s)
	Two months ended June 30,
	2021	2020
Revenues:
U.S. assisted tax preparation	$259,527	$154,224
U.S. royalties	29,659	17,283
U.S. DIY tax preparation	76,106	21,872
International	22,071	42,533
Refund Transfers	14,269	5,242
Emerald Card®	19,193	11,814
Peace of Mind® Extended Service Plan	20,231	21,261
Tax Identity Shield®	3,928	3,554
Interest and fee income on Emerald AdvanceSM	299	488
Wave	12,481	7,624
Other	8,342	5,552
Total revenues	$466,106	$291,447

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Two months ended June 30,	2021	2020	2021	2020
Balances as of May 1,	$183,871	$183,685	$20,169	$21,618
Amounts deferred	12,464	8,743	8	117
Amounts recognized on previous deferrals	(23,576)	(24,601)	(2,310)	(3,028)
Balances as of June 30,	$172,759	$167,827	$17,867	$18,707

As of June 30, 2021, deferred revenue related to POM was $172.8 million. We expect that $101.6 million will be recognized over the next twelve months, while the remaining balance will be recognized within the next five years.
As of June 30, 2021 and 2020, Tax Identity Shield® (TIS) deferred revenue was $28.3 million and $28.8 million, respectively. Deferred revenue related to TIS was $28.9 million and $30.8 million as of April 30, 2021 and April 30, 2020, respectively. All deferred revenue related to TIS will be recognized within the next ten months.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.3 million shares for the two months ended June 30, 2021 as the effect would be antidilutive, and 5.0 million shares for the two months ended June 30, 2020, as the effect would be antidilutive due to the net loss from continuing operations during the period.

6	Transition period from May 1, 2021 to June 30, 2021 Form 10-Q | H&R Block, Inc.

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Two months ended June 30,
	2021	2020
Net income (loss) from continuing operations attributable to shareholders	$91,119	$(9,129)
Amounts allocated to participating securities	(402)	(174)
Net income (loss) from continuing operations attributable to common shareholders	$90,717	$(9,303)

Basic weighted average common shares	181,473	192,480
Potential dilutive shares	3,389	—
Dilutive weighted average common shares	184,862	192,480

Earnings (loss) per share from continuing operations attributable to common shareholders:
Basic	$0.50	$(0.05)
Diluted	0.49	(0.05)

The decrease in the weighted average shares outstanding is due to share repurchases completed in prior fiscal years.
STOCK-BASED COMPENSATION – During the two months ended June 30, 2021, we granted 14.6 thousand shares under our stock-based compensation plan. We granted awards of 1.8 million shares under our stock-based compensation plans during the two months ended June 30, 2020. The change in shares granted compared to the prior year is due to the change in timing of grants due to the change in our fiscal year. Stock-based compensation expense of our continuing operations totaled $4.7 million for the two months ended June 30, 2021 and $5.2 million for the two months ended June 30, 2020. As of June 30, 2021, unrecognized compensation cost for stock options totaled $0.7 million, and for nonvested shares and units totaled $33.2 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	June 30, 2021		April 30, 2021
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$9,497	$28,026	$16,666	$28,909
Receivables for U.S. assisted and DIY tax preparation and related fees	41,900	3,793	92,531	3,793
H&R Block Instant RefundTM receivables	2,357	159	35,665	1,463
H&R Block Emerald Advance® lines of credit	8,248	8,089	9,210	17,095
Software receivables from retailers	2,910	—	4,823	—
Royalties and other receivables from franchisees	6,167	178	16,136	196
Wave payment processing receivables	2,187	—	1,569	—
Other	15,666	1,350	21,276	1,233
Total	$88,932	$41,595	$197,876	$52,689

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of June 30, 2021 and April 30, 2021 loans with a principal balance of $0.2 million and $0.1 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status.

H&R Block, Inc. | Transition period from May 1, 2021 to June 30, 2021 Form 10-Q	7

H&R BLOCK INSTANT REFUNDTM PROGRAM – H&R Block Instant RefundTM amounts are generally received from the Canada Revenue Agency within 60 days of filing the client's return, with the remaining balance collectible from the client.
We review the credit quality of our Instant Refund receivables based on pools, which are segregated by the tax return year of origination, with older years being deemed more unlikely to be repaid. Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by tax return year of origination, as of June 30, 2021 are as follows:

		(in 000s)
Tax return year of origination:	Balance	Non-Accrual

2020	$3,599	$1,551
2019 and prior	500	500
	4,099	$2,051
Allowance	(1,583)
Net balance	$2,516

H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our purchased participation interests in Emerald AdvanceSM (EA) receivables based on pools, which are segregated by the fiscal year of origination, with older years being deemed more unlikely to be repaid. Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, as of June 30, 2021, by fiscal year of origination, are as follows:

(in 000s)
Fiscal year of origination:	Balance	Non-Accrual

2021	$28,192	$28,192
2020 and prior	2,017	2,017
Revolving loans	13,832	12,182
	44,041	$42,391
Allowance	(27,704)
Net balance	$16,337

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for our EA and all other short-term and long-term receivables for the two months ended June 30, 2021 and 2020 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2021	$27,704	$55,804	$83,508
Provision	—	4,617	4,617
Charge-offs, recoveries and other	—	(149)	(149)
Balances as of June 30, 2021	$27,704	$60,272	$87,976

Balances as of May 1, 2020	$32,034	$50,446	$82,480
Provision	—	1,718	1,718
Charge-offs, recoveries and other	—	2	2
Balances as of June 30, 2020	$32,034	$52,166	$84,200

8	Transition period from May 1, 2021 to June 30, 2021 Form 10-Q | H&R Block, Inc.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the two months ended June 30, 2021 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of May 1, 2021	$895,956	$(138,297)	$757,659
Acquisitions	166	—	166
Disposals and foreign currency changes, net	(3,304)	—	(3,304)
Impairments	—	—	—
Balances as of June 30, 2021	$892,818	$(138,297)	$754,521

We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.
Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of June 30, 2021:
Reacquired franchise rights	$370,405	$(182,366)	$188,039
Customer relationships	316,547	(255,294)	61,253
Internally-developed software	160,315	(119,460)	40,855
Noncompete agreements	41,228	(35,802)	5,426
Franchise agreements	19,201	(16,108)	3,093
Purchased technology	122,700	(74,913)	47,787
Trade name	5,800	(1,160)	4,640
	$1,036,196	$(685,103)	$351,093
As of April 30, 2021:
Reacquired franchise rights	$370,112	$(179,356)	$190,756
Customer relationships	316,508	(251,160)	65,348
Internally-developed software	156,308	(116,126)	40,182
Noncompete agreements	41,212	(35,484)	5,728
Franchise agreements	19,201	(15,894)	3,307
Purchased technology	122,700	(72,609)	50,091
Trade name	5,800	(1,064)	4,736
	$1,031,841	$(671,693)	$360,148

We made payments to acquire businesses totaling $0.8 million during the two months ended June 30, 2021. We made no payments to acquire business in the two months ended June 30, 2020. The amounts and weighted-

H&R Block, Inc. | Transition period from May 1, 2021 to June 30, 2021 Form 10-Q	9

average lives of intangible assets acquired during the two months ended June 30, 2021, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average life (in years)
Internally-developed software	$4,051	3
Customer relationships	514	5
Reacquired franchise rights	200	7
Noncompete agreements	24	5
Total	$4,789	3

Amortization of intangible assets for the two months ended June 30, 2021 was $13.8 million compared to $14.2 million for the two months ended June 30, 2020. Estimated amortization of intangible assets for fiscal years ending June 30, 2022, 2023, 2024, 2025 and 2026 is $72.3 million, $55.0 million, $35.6 million, $18.1 million and $12.7 million, respectively.
NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	June 30, 2021	April 30, 2021
Senior Notes, 5.500%, due November 2022	$500,000	$500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000
Senior Notes, 2.500%, due July 2028	500,000	—
Senior Notes, 3.875%, due August 2030	650,000	650,000
Debt issuance costs and discounts	(16,281)	(9,961)
Total long-term debt	1,983,719	1,490,039
Less: Current portion	—	—
Long-term portion	$1,983,719	$1,490,039

Estimated fair value of long-term debt	$2,123,000	$1,609,000

On June 22, 2021, we issued $500.0 million of 2.500% Senior Notes due July 15, 2028 (2028 Senior Notes). The 2028 Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. We intend to use the net proceeds from the 2028 Senior Notes for general corporate purposes, which may include, among other uses, redeeming the $500.0 million in principal outstanding of our 5.500% notes due November 2022.
UNSECURED COMMITTED LINE OF CREDIT – On June 11, 2021, we entered into a Fourth Amended and Restated Credit and Guarantee Agreement (2021 CLOC), which amended and restated our Third Amended and Restated Credit and Guarantee Agreement, extended the scheduled maturity date to June 11, 2026, decreased the aggregate principal amount to $1.5 billion, revised the applicable rate table, and adjusted the covenant measurement dates due to our fiscal year end change. Other material terms remain substantially unchanged from our previous CLOC.
The 2021 CLOC provides for an unsecured senior revolving credit facility in the aggregate principal amount of $1.5 billion, which includes a $175.0 million sublimit for swingline loans and a $50.0 million sublimit for standby letters of credit. We may request increases in the aggregate principal amount of the revolving credit facility of up to $500.0 million, subject to obtaining commitments from lenders and meeting certain other conditions. The CLOC will mature on June 11, 2026, unless extended pursuant to the terms of the CLOC, at which time all outstanding amounts thereunder will be due and payable. Our CLOC includes an annual facility fee, which will vary depending on our then current credit ratings.
The 2021 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including,

10	Transition period from May 1, 2021 to June 30, 2021 Form 10-Q | H&R Block, Inc.

without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of June 30, 2021.
We had an no outstanding balance under our CLOC and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.1 billion as of June 30, 2021.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the IRS and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. On July 14, 2021 we filed a U.S. federal income tax 1139 carryback claim to utilize net operating losses against income earned in tax years 2015 and 2016. Filing this carryback claim has opened our 2015 and 2016 tax years to examination. Consequently our U.S. federal income tax returns for 2015 and later years remaining open for examination. Our U.S. federal income tax returns for 2014 and all prior periods are currently closed. With respect to state and local jurisdictions and countries outside of the U.S., we are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
Our effective tax rate for continuing operations was 24.7% and (23.3)% for the two months ended June 30, 2021 and 2020, respectively. The increase in the effective tax rate is primarily due to the near break-even pretax loss in the period ending June 30, 2020 of $7.4 million, which caused an exaggerated impact for nearly all adjustments impacting the rate. Due to the change in fiscal year end, the income tax provision for the two months ended June 30, 2021 and 2020 were calculated using actual tax rates for the period.
We had gross unrecognized tax benefits of $264.3 million and $264.8 million as of June 30, 2021 and April 30, 2021, respectively. The gross unrecognized tax benefits decreased $0.5 million during the two months ended June 30, 2021. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $68.3 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under examination. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
NOTE 8: COMMITMENTS AND CONTINGENCIES
All assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $12.6 million and $12.2 million as of June 30, 2021 and April 30, 2021, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $17.3 million and $17.6 million as of June 30, 2021 and April 30, 2021, respectively, with amounts recorded in deferred revenue and other liabilities.

H&R Block, Inc. | Transition period from May 1, 2021 to June 30, 2021 Form 10-Q	11

Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $3.2 million at June 30, 2021, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $1.5 million.
NOTE 9: LITIGATION AND OTHER RELATED CONTINGENCIES
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of June 30, 2021. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of June 30, 2021 and April 30, 2021 our total accrued liabilities were $1.6 million and $5.5 million, respectively.
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

12	Transition period from May 1, 2021 to June 30, 2021 Form 10-Q | H&R Block, Inc.

The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of June 30, 2021, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
At the end of each reporting period, we review relevant information with respect to litigation and other loss contingencies and update our accruals, disclosures, and estimates of reasonably possible loss or range of loss based on such reviews. Costs incurred with defending matters are expensed as incurred. Any receivable for insurance recoveries is recorded separately from the corresponding liability, and only if recovery is determined to be probable and reasonably estimable.
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
On May 17, 2019, a putative class action complaint was filed against H&R Block, Inc., HRB Tax Group, Inc. and HRB Digital LLC in the Superior Court of the State of California, County of San Francisco (Case No. CGC-19576093). The case is styled Snarr v. HRB Tax Group, Inc., et al. The case was removed to the United States District Court for the Northern District of California on June 21, 2019 (Case No. 3:19-cv-03610-SK). The plaintiff filed a first amended complaint on August 9, 2019, dropping H&R Block, Inc. from the case. In the amended complaint, the plaintiff seeks to represent classes of all persons, between May 17, 2015 and the present, who (1) paid to file one or more federal tax returns through H&R Block’s internet-based filing system, (2) were eligible to file those tax returns for free through the H&R Block Free File offer of the IRS Free File Program, and (3) resided in and were citizens of California at the time of the payments. The plaintiff generally alleges unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., and California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The plaintiff seeks declaratory and injunctive relief, restitution, compensatory damages, punitive damages, interest, attorneys’ fees and costs. We filed a motion to stay the proceedings based on the primary jurisdiction doctrine and a motion to compel arbitration, both of which were denied. Our appeal of the court's order on the motion to compel arbitration was denied; we filed a petition for review with the United States Supreme Court. We filed an answer to the amended complaint. We filed a renewed motion to compel arbitration, which the court denied on May 13, 2021; our appeal is pending. We also filed a motion to dismiss the plaintiff's claim for public injunctive relief, which is pending. A trial date is set for June 6, 2023. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On September 26, 2019, a putative class action complaint was filed against H&R Block, Inc., HRB Tax Group, Inc., HRB Digital LLC and Free File, Inc. in the United States District Court for the Western District of Missouri (Case No. 4:19-cv-00788-GAF) styled Swanson v. H&R Block, Inc., et al. The plaintiff seeks to represent both a nationwide

H&R Block, Inc. | Transition period from May 1, 2021 to June 30, 2021 Form 10-Q	13

class and a California subclass of all persons eligible for the IRS Free File Program who paid to use an H&R Block product to file an online tax return for the 2002 through 2018 tax filing years. The plaintiff generally alleges unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., California Unfair Competition Law, California Business and Professions Code §§17200, et seq., in addition to breach of contract and fraud. The plaintiff seeks injunctive relief, disgorgement, compensatory damages, statutory damages, punitive damages, interest, attorneys’ fees and costs. The court granted a motion to dismiss filed by defendant Free File, Inc. for lack of personal jurisdiction. The court granted our motion to compel arbitration and stayed the case pending the outcome of individual arbitration. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

14	Transition period from May 1, 2021 to June 30, 2021 Form 10-Q | H&R Block, Inc.

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

H&R Block, Inc. | Transition period from May 1, 2021 to June 30, 2021 Form 10-Q	15

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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of June 30, 2021, total approximately $269 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

16	Transition period from May 1, 2021 to June 30, 2021 Form 10-Q | H&R Block, Inc.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT DEVELOPMENTS
On June 9, 2021, the Board of Directors approved a change of the Company's fiscal year end from April 30 to June 30, effective immediately. This is our transition report for the period from May 1, 2021 to June 30, 2021. The Company's 2022 fiscal year began on July 1, 2021 and will end on June 30, 2022.
On June 11, 2021, we entered into a Fourth Amended and Restated Credit and Guarantee Agreement (2021 CLOC), which amended and restated our Third Amended and Restated Credit and Guarantee Agreement, extended the scheduled maturity date to June 11, 2026, decreased the aggregate principal amount to $1.5 billion, revised the applicable rate table, and adjusted the covenant measurement dates due to our fiscal year end change. Other material terms remain substantially unchanged from our previous CLOC. See our Current Report filed on Form 8-K dated June 15, 2021 for additional information.
On June 22, 2021, we issued $500.0 million of 2.500% Senior Notes due July 15, 2028 (2028 Senior Notes). The 2028 Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. We intend to use the net proceeds from the 2028 Senior Notes for general corporate purposes, which may include, among other uses, redeeming the $500.0 million in principal outstanding of our 5.500% notes due November 2022.
FINANCIAL OVERVIEW
On March 17, 2021, the IRS extended the federal tax filing deadline in the United States (U.S.) for individual 2020 tax returns from April 15, 2021 to May 17, 2021. Consequently, a portion of revenues and expenses that would have normally been recognized in the period ending April 30, 2021 shifted to May and June 2021.
On March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020. In Canada, the deadline for individuals to file was extended to June 1, 2020. Consequently, a portion of revenues and expenses that would have normally been recognized in the period ending April 30, 2020 shifted into May through October 2020.
These extensions impacted the typical seasonality of our business and the comparability of our financial results.
Our revenues for the two months ended June 30, 2021 increased $174.7 million, or 59.9%, when compared to the prior year period, primarily due to higher tax return volumes as the tax season filing deadline in the U.S. was extended to May 17, 2021 whereas in the prior year period, the tax season filing deadline in the U.S. was extended to July 15, 2020. We recorded pretax income of $121.0 million compared to a pretax loss of $7.4 million in the prior year.

H&R Block, Inc. | Transition period from May 1, 2021 to June 30, 2021 Form 10-Q	17

RESULTS OF OPERATIONS
Our subsidiaries provide assisted and DIY tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our bank partner, to the general public primarily in the U.S., Canada and Australia. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We also offer small business financial solutions through our company-owned and franchise offices and online through Wave. We report a single segment that includes all of our continuing operations.

U.S. Operating Statistics
Two months Ended June 30,	2021	2020	Change Better/ (Worse)	% Change Better/ (Worse)
Tax returns prepared: (in 000s) (1)
Company-owned operations	1,116	678	438	64.6%
Franchise operations	452	263	189	71.9%
Total assisted	1,568	941	627	66.6%

Desktop	483	187	296	158.3%
Online	1,219	429	790	184.1%
Total DIY	1,702	616	1,086	176.3%

Total U.S. Returns	3,270	1,557	1,713	110.0%

Net Average Charge: (2)
Company-owned operations	$232.56	$227.34	$5.22	2.3%
Franchise operations (3)	$223.16	$217.03	$6.13	2.8%
DIY	$44.71	$35.48	$9.23	26.0%

(1)     An assisted tax return is defined as a current or prior year individual or business tax return that has been accepted by the client. A DIY online return is defined as a current year individual or business tax return that has been accepted by the client. A DIY desktop return is defined as a current year individual or business tax return that has been electronically submitted to the IRS.
(2)    Net average charge is calculated as total tax preparation fees divided by tax returns prepared.
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

18	Transition period from May 1, 2021 to June 30, 2021 Form 10-Q | H&R Block, Inc.

RESULTS OF OPERATIONS

Consolidated – Financial Results		(in 000s, except per share amounts)
Two months ended June 30,	2021	2020	$ Change Better/(Worse)	% Change Better/ (Worse)
Revenues:
U.S. assisted tax preparation	$259,527	$154,224	$105,303	68.3%
U.S. royalties	29,659	17,283	12,376	71.6%
U.S. DIY tax preparation	76,106	21,872	54,234	248.0%
International	22,071	42,533	(20,462)	(48.1)%
Refund Transfers	14,269	5,242	9,027	172.2%
Emerald Card®	19,193	11,814	7,379	62.5%
Peace of Mind® Extended Service Plan	20,231	21,261	(1,030)	(4.8)%
Tax Identity Shield®	3,928	3,554	374	10.5%
Interest and fee income on Emerald AdvanceSM	299	488	(189)	(38.7)%
Wave	12,481	7,624	4,857	63.7%
Other	8,342	5,552	2,790	50.3%
Total revenues	466,106	291,447	174,659	59.9%

Compensation and benefits:
Field wages	80,272	65,411	(14,861)	(22.7)%
Other wages	44,335	36,695	(7,640)	(20.8)%
Benefits and other compensation	24,210	20,975	(3,235)	(15.4)%
	148,817	123,081	(25,736)	(20.9)%
Occupancy	65,429	66,318	889	1.3%
Marketing and advertising	11,873	9,088	(2,785)	(30.6)%
Depreciation and amortization	24,586	26,621	2,035	7.6%
Bad debt	6,458	2,869	(3,589)	(125.1)%
Other	74,588	51,126	(23,462)	(45.9)%
Total operating expenses	331,751	279,103	(52,648)	(18.9)%
Other income (expense), net	672	1,662	(990)	(59.6)%
Interest expense on borrowings	(14,032)	(21,409)	7,377	34.5%
Pretax income (loss)	120,995	(7,403)	128,398	**
Income taxes	29,876	1,726	(28,150)	(1,630.9)%
Net income (loss) from continuing operations	91,119	(9,129)	100,248	**
Net loss from discontinued operations	(1,509)	(1,421)	(88)	(6.2)%
Net income (loss)	$89,610	$(10,550)	$100,160	**

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.50	$(0.05)	$0.55	**
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$0.49	$(0.06)	$0.55	**

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.49	$(0.05)	$0.54	**
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$0.48	$(0.06)	$0.54	**

Adjusted diluted EPS(1)	$0.53	$—	$0.53	**
EBITDA (1)	159,613	40,627	118,986	292.9%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | Transition period from May 1, 2021 to June 30, 2021 Form 10-Q	19

Two months ended June 30, 2021 compared to June 30, 2020
Revenues increased $174.7 million, or 59.9%, from the prior year period. The increase in revenue is a result of higher tax return volumes as the tax season filing deadline in the U.S. was extended to May 17, 2021, whereas in the prior year period, the tax season filing deadline in the U.S. was extended to July 15, 2020 resulting in an increase in tax preparation, royalty and Refund Transfer revenues.
International revenues decreased $20.5 million, primarily due to a decrease in Canadian volume as Canada extended its prior year tax season filing deadline to June 1, 2020. The current year Canadian tax season filing deadline was April 30, 2021.
Emerald Card® revenues increased $7.4 million, or 62.5%, due to higher card activity. Wave revenues increased $4.9 million, or 63.7%, due to higher small business payments processing volumes.
Total operating expenses increased $52.6 million, or 18.9%, from the prior year. Field wages increased $14.9 million, or 22.7%, due to higher tax preparation volumes in the current year and Canadian wage subsidies received in the prior year. Other wages increased $7.6 million, or 20.8%, due to higher information technology wages and higher bonus accruals based on the results of the extended tax season. Bad debt increased $3.6 million, or 125.1%, due to higher Refund Transfer volumes as a result of the extended tax season.
Other expenses increased $23.5 million, or 45.9%. The components of other expenses are as follows:

				(in 000s)
Two months ended June 30,	2021	2020	$ Change Better/(Worse)	% Change Better/ (Worse)
Consulting and outsourced services	$22,864	$13,838	$(9,026)	(65.2)%
Bank partner fees	253	1,318	1,065	80.8%
Client claims and refunds	5,552	4,451	(1,101)	(24.7)%
Employee and travel expenses	3,664	1,408	(2,256)	(160.2)%
Technology-related expenses	15,031	10,298	(4,733)	(46.0)%
Credit card/bank charges	13,589	8,541	(5,048)	(59.1)%
Insurance	2,698	2,590	(108)	(4.2)%
Legal fees and settlements	2,891	3,071	180	5.9%
Supplies	2,456	2,373	(83)	(3.5)%
Other	5,590	3,238	(2,352)	(72.6)%
	$74,588	$51,126	$(23,462)	(45.9)%

Consulting and outsourced services expense increased $9.0 million, or 65.2%, due to our strategic imperatives and higher call center volumes as a result of the extended tax season. Technology-related expenses increased $4.7 million, or 46.0%, due to increased investments in information technology. Credit card and bank charges increased $5.0 million, or 59.1%, as a result of higher transaction volumes for assisted and DIY tax preparation, higher Wave payment processing fees and fees related to the Emerald Card®.
We recorded income tax expense of $29.9 million in the current year compared to $1.7 million in the prior year, due to net income in the current year compared to a net loss in the prior year. The effective tax rate for the two months ended June 30, 2021, and 2020 was 24.7% and (23.3)%, respectively. See Item 1, note 7 to the consolidated financial statements for additional discussion.
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

20	Transition period from May 1, 2021 to June 30, 2021 Form 10-Q | H&R Block, Inc.

working capital, service and repay debt, pay dividends, repurchase shares of our common stock, and acquire businesses.
Our operations are highly seasonal and substantially all of our revenues and cash flow are generated during the period from February through April in a typical year. Therefore, we normally require the use of cash to fund losses and working capital needs, periodically resulting in a working capital deficit, from May through January. We typically have relied on available cash balances from the prior tax season and borrowings to meet liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of June 30, 2021 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the two months ended June 30, 2021 and 2020. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Two months ended June 30,	2021	2020
Net cash provided by (used in):
Operating activities	$34,826	$(99,731)
Investing activities	3,692	(648)
Financing activities	484,526	(6,559)
Effects of exchange rates on cash	(1,800)	3,865
Net change in cash, cash equivalents and restricted cash	$521,244	$(103,073)

Operating Activities. Cash provided by operations totaled $34.8 million for the two months ended June 30, 2021 compared to cash used in operations of $99.7 million in the prior year period. The change is primarily due to the tax season filing deadline in the U.S. being extended to May 17, 2021 in the current year, whereas in the prior year period, the tax season filing deadline in the U.S. was extended to July 15, 2020.
Investing Activities. Cash provided by investing activities totaled $3.7 million for the two months ended June 30, 2021 compared to cash used in investing activities of $0.6 million in the prior year period. The change is primarily due to an increase in payments from franchisees.
Financing Activities. Cash provided by financing activities totaled $484.5 million for the two months ended June 30, 2021 compared to cash used in financing activities of $6.6 million in the prior year period. The change is due to the issuance of the 2028 Senior Notes in the current year.
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
Our current share repurchase program has remaining authorization of $563.8 million which is effective through June 2022. There were no share repurchases during the two months ended June 30, 2021 and 2020.
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
    Capital Investment. Capital expenditures totaled $5.2 million and $5.5 million for the two months ended June 30, 2021 and 2020, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $0.8

H&R Block, Inc. | Transition period from May 1, 2021 to June 30, 2021 Form 10-Q	21

million during the two months ended June 30, 2021. We made no payments to acquire businesses during the two months ended June 30, 2020. See Item 1, note 5 for additional information on our acquisitions.
    FINANCING RESOURCES – The CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We had no outstanding balance under the CLOC as of June 30, 2021.
On June 22, 2021, we issued the 2028 Senior Notes. We intend to use the net proceeds from the 2028 Senior Notes for general corporate purposes, which may include, among other uses, redeeming the $500.0 million in principal outstanding of our 5.500% notes due November 2022.
The following table provides ratings for debt issued by Block Financial as of June 30, 2021 and April 30, 2021:

As of	June 30, 2021			April 30, 2021
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Negative
Other than described above, there have been no material changes in our borrowings from those reported as of April 30, 2021 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of June 30, 2021, we held cash and cash equivalents, excluding restricted amounts, of $1.4 billion, including $174.4 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of June 30, 2021.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $1.8 million during the two months ended June 30, 2021 and in an increase of $3.9 million during the two months ended June 30, 2020.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – Except as described in Recent Developments related to the 2021 CLOC and 2028 Senior Notes issuance, there have been no material changes in our contractual obligations and commercial commitments from those reported as of April 30, 2021 in our Annual Report on Form 10-K.
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

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	June 30, 2021	April 30, 2021

Current assets	$50,737	$49,615
Noncurrent assets	2,155,650	1,664,311
Current liabilities	81,388	38,471
Noncurrent liabilities	1,994,582	1,500,970

22	Transition period from May 1, 2021 to June 30, 2021 Form 10-Q | H&R Block, Inc.

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Two months ended June 30, 2021	Twelve months ended April 30, 2021

Total revenues	$22,978	$228,097
Income from continuing operations before income taxes	2,504	49,705
Net income from continuing operations	2,953	45,133
Net income	1,444	38,625

The table above reflects $2.1 billion and $1.6 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of June 30, 2021 and April 30, 2021, respectively.
REGULATORY ENVIRONMENT
There have been no material changes in our regulatory environment from what was reported as of April 30, 2021 in our Annual Report on Form 10-K.
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
The following is a reconciliation of net income (loss) to EBITDA from continuing operations, which is a non-GAAP financial measure:

		(in 000s)
	Two months ended June 30,
	2021	2020
Net income (loss) - as reported	$89,610	$(10,550)
Discontinued operations, net	1,509	1,421
Net income (loss) from continuing operations - as reported	91,119	(9,129)
Add back:
Income taxes	29,876	1,726
Interest expense	14,032	21,409
Depreciation and amortization	24,586	26,621
	68,494	49,756
EBITDA from continuing operations	$159,613	$40,627

H&R Block, Inc. | Transition period from May 1, 2021 to June 30, 2021 Form 10-Q	23

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

(in 000s, except per share amounts)
	Two months ended June 30,
	2021	2020

Net income (loss) from continuing operations - as reported	$91,119	$(9,129)

Adjustments:
Amortization of intangibles related to acquisitions (pretax)	10,452	12,593
Tax effect of adjustments (1)	(2,448)	(3,121)
Adjusted net income from continuing operations	$99,123	$343

Diluted earnings (loss) per share from continuing operations - as reported	$0.49	$(0.05)
Adjustments, net of tax	0.04	0.05
Adjusted diluted earnings per share from continuing operations	$0.53	$—

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
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 and are also described from

24	Transition period from May 1, 2021 to June 30, 2021 Form 10-Q | H&R Block, Inc.

time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported at April 30, 2021 in our Annual Report on Form 10-K.
ITEM 4.     CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES – As of the end of the period covered by this Form 10-Q, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Transitional Report on Form 10-Q.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the two months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported at April 30, 2021 in our Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the two months ended June 30, 2021 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
May 1 - May 31	—	$—	—	$563,797
June 1 - June 30	197	$23.49	—	$563,797
	197	$23.49	—

(1)We purchased approximately 197 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. In June 2019, our Board of Directors extended the share repurchase program through June 2022.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

H&R Block, Inc. | Transition period from May 1, 2021 to June 30, 2021 Form 10-Q	25

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

4.1
Fourth Supplemental Indenture, dated June 25, 2021, among H&R Block, Inc., Block Financial LLC (formerly known as Block Financial Corporation), Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and U.S. Bank National Association, as separate trustee, filed as Exhibit 4.1 to the Company's current report on Form 8-K filed June 25, 2021, file number 1-06089, is incorporated herein by reference.

4.2
Officers’ Certificate, dated June 25, 2021, of Block Financial LLC (including the Form of the 2.500% Notes due 2028), filed as Exhibit 4.2 to the Company's current report on Form 8-K filed June 25, 2021, file number 1-06089, is incorporated herein by reference.

10.1
Fourth Amended and Restated Credit and Guarantee Agreement dated June 11, 2021 by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed June 15, 2021, file number 1-06089, is incorporated herein by reference.

10.2
Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 25, 2021, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed June 30, 2021, file number 1-06089, is incorporated herein by reference.

10.3
Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 25, 2021, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed June 30, 2021, file number 1-06089, is incorporated herein by reference.

10.4
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 25, 2021, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed June 30, 2021, file number 1-06089, is incorporated herein by reference.

10.5
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 25, 2021, filed as Exhibit 10.4 to the Company's current report on Form 8-K filed June 30, 2021, file number 1-06089, is incorporated herein by reference.

22	List of Guarantor and Issuer Subsidiaries.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

26	Transition period from May 1, 2021 to June 30, 2021 Form 10-Q | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
August 9, 2021

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
August 9, 2021

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
August 9, 2021

H&R Block, Inc. | Transition period from May 1, 2021 to June 30, 2021 Form 10-Q	27