Form 10-Q
period 2021-09-30
H&R BLOCK INC
filed 2021-11-04
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on October 29, 2021: 175,629,423 shares.

Form 10-Q for the Period ended September 30, 2021

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS	(unaudited, in 000s, except per share amounts)
	Three months ended September 30,
	2021	2020
REVENUES:
Service revenues	$176,977	$382,357
Royalty, product and other revenues	15,647	34,989
	192,624	417,346
OPERATING EXPENSES:
Costs of revenues	241,532	278,107
Selling, general and administrative	125,864	139,992
Total operating expenses	367,396	418,099

Other income (expense), net	284	2,504
Interest expense on borrowings	(22,830)	(34,697)
Loss from continuing operations before income taxes (benefit)	(197,318)	(32,946)
Income taxes (benefit)	(47,373)	27,964
Net loss from continuing operations	(149,945)	(60,910)
Net loss from discontinued operations, net of tax benefits of $495 and $1,392	(1,656)	(1,346)
NET LOSS	$(151,601)	$(62,256)
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.84)	$(0.32)
Discontinued operations	(0.01)	—
Consolidated	$(0.85)	$(0.32)
DIVIDENDS DECLARED PER SHARE	$0.27	$0.26
COMPREHENSIVE LOSS:
Net loss	$(151,601)	$(62,256)
Change in foreign currency translation adjustments	(11,177)	8,816
Other comprehensive income (loss)	(11,177)	8,816
Comprehensive loss	$(162,778)	$(53,440)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q1 FY2022 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	September 30, 2021	June 30, 2021
ASSETS
Cash and cash equivalents	$891,739	$1,434,381
Cash and cash equivalents - restricted	139,067	149,783
Receivables, less allowance for credit losses of $74,000 and $77,518	56,829	88,932
Income taxes receivable	338,399	330,872
Prepaid expenses and other current assets	69,714	76,414
Total current assets	1,495,748	2,080,382
Property and equipment, at cost, less accumulated depreciation and amortization of $857,096 and $842,861	141,006	139,276
Operating lease right of use assets	410,724	445,847
Intangible assets, net	337,451	351,093
Goodwill	749,409	754,521
Deferred tax assets and income taxes receivable	178,946	181,996
Other noncurrent assets	54,743	61,273
Total assets	$3,368,027	$4,014,388
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$156,605	$164,269
Accrued salaries, wages and payroll taxes	54,816	168,989
Accrued income taxes and reserves for uncertain tax positions	155,137	238,863
Operating lease liabilities	201,179	214,190
Deferred revenue and other current liabilities	185,232	196,175
Total current liabilities	752,969	982,486
Long-term debt	1,984,512	1,983,719
Deferred tax liabilities and reserves for uncertain tax positions	303,476	301,658
Operating lease liabilities	221,184	244,932
Deferred revenue and other noncurrent liabilities	90,358	113,535
Total liabilities	3,352,499	3,626,330
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 209,853,951 and 216,655,616	2,099	2,167
Additional paid-in capital	770,683	779,465
Accumulated other comprehensive income (loss)	(11,089)	88
Retained earnings (deficit)	(74,757)	286,694
Less treasury shares, at cost, of 34,342,194 and 34,842,125	(671,408)	(680,356)
Total stockholders' equity	15,528	388,058
Total liabilities and stockholders' equity	$3,368,027	$4,014,388

See accompanying notes to consolidated financial statements.

2	Q1 FY2022 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Three months ended September 30,	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(151,601)	$(62,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,715	38,237
Provision	1,850	—
Deferred taxes	(13,547)	(480)
Stock-based compensation	6,847	7,781
Changes in assets and liabilities, net of acquisitions:
Receivables	35,913	29,016
Prepaid expenses, other current and noncurrent assets	8,610	1,673
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(134,215)	(37,546)
Deferred revenue, other current and noncurrent liabilities	(27,990)	(20,783)
Income tax receivables, accrued income taxes and income tax reserves	(72,768)	(52,698)
Other, net	(1,438)	(1,541)
Net cash used in operating activities	(312,624)	(98,597)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,620)	(13,386)
Payments made for business acquisitions, net of cash acquired	(4,265)	(2,538)
Franchise loans funded	(4,474)	(7,913)
Payments from franchisees	2,839	10,744
Other, net	2,067	1,100
Net cash used in investing activities	(19,453)	(11,993)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	—	(2,000,000)
Repayments of long-term debt	—	(650,000)
Proceeds from issuance of long-term debt	—	647,965
Dividends paid	(48,996)	(50,044)
Repurchase of common stock, including shares surrendered	(165,800)	(76,731)
Proceeds from exercise of stock options	3,385	1,134
Other, net	(5,911)	(19,131)
Net cash used in financing activities	(217,322)	(2,146,807)
Effects of exchange rate changes on cash	(3,959)	2,975
Net decrease in cash and cash equivalents, including restricted balances	(553,358)	(2,254,422)
Cash, cash equivalents and restricted cash, beginning of period	1,584,164	2,769,947
Cash, cash equivalents and restricted cash, end of period	$1,030,806	$515,525
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$38,419	$79,343
Interest paid on borrowings	12,594	34,726
Accrued purchase of common stock	4,785	12,323
Accrued additions to property and equipment	6,273	1,816
New operating right of use assets and related lease liabilities	29,371	21,590
Accrued dividends payable to common shareholders	47,940	50,154

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2022 Form 10-Q	3

`

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2021	216,656	$2,167	$779,465	$88	$286,694	(34,842)	$(680,356)	$388,058
Net loss	—	—	—	—	(151,601)	—	—	(151,601)
Other comprehensive loss	—	—	—	(11,177)	—	—	—	(11,177)
Stock-based compensation	—	—	5,627	—	—	—	—	5,627
Stock-based awards exercised or vested	—	—	(10,328)	—	(291)	705	13,765	3,146
Acquisition of treasury shares(2)	—	—	—	—	—	(205)	(4,817)	(4,817)
Repurchase and retirement of common shares	(6,802)	(68)	(4,081)	—	(161,619)	—	—	(165,768)
Cash dividends declared - $0.27 per share	—	—	—	—	(47,940)	—	—	(47,940)
Balances as of September 30, 2021	209,854	$2,099	$770,683	$(11,089)	$(74,757)	(34,342)	$(671,408)	$15,528

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2020	228,207	$2,282	$772,943	$(39,781)	$(18,455)	(35,478)	$(692,187)	$24,802
Net loss	—	—	—	—	(62,256)	—	—	(62,256)
Other comprehensive income	—	—	—	8,816	—	—	—	8,816
Stock-based compensation	—	—	7,259	—	—	—	—	7,259
Stock-based awards exercised or vested	—	—	(2,613)	—	(636)	215	4,176	927
Acquisition of treasury shares(2)	—	—	—	—	—	(42)	(596)	(596)
Repurchase and retirement of common shares	(5,957)	(60)	(3,514)	—	(84,884)	—	—	(88,458)
Cash dividends declared - $0.26 per share	—	—	—	—	(50,154)	—	—	(50,154)
Balances as of September 30, 2020	222,250	$2,222	$774,075	$(30,965)	$(216,385)	(35,305)	$(688,607)	$(159,660)

(1)    The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

4	Q1 FY2022 Form 10-Q| H&R Block, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of September 30, 2021 and June 30, 2021, the consolidated statements of operations and comprehensive loss for the three months ended September 30, 2021 and 2020, the consolidated statements of cash flows for the three months ended September 30, 2021 and 2020, and the consolidated statements of stockholders' equity for the three months ended September 30, 2021 and 2020 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2021 and 2020 and for all periods presented, have been made.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc., to H&R Block, Inc. and its subsidiaries, or to H&R Block, Inc.'s operating subsidiaries, as appropriate to the context.
On June 9, 2021, the Board of Directors approved a change of the Company's fiscal year end from April 30 to June 30. The Company's 2022 fiscal year began on July 1, 2021 and will end on June 30, 2022. As a result of this change, the Company filed a Transition Report on Form 10-Q that included the financial information for the transition period from May 1, 2021 to June 30, 2021 (Transition Period). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our April 30, 2021 Annual Report to Shareholders on Form 10-K and our June 30, 2021 Transition Report filed on Form 10-Q.
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
On March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020, shifting a portion of revenues and expenses from that tax season into the three months ended September 30, 2020.
This extension impacted the typical seasonality of our business and the comparability of our financial results.
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

H&R Block, Inc. |Q1 FY2022 Form 10-Q	5

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. tax services business. The following table disaggregates our U.S. tax services revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

		(in 000s)
	Three months ended September 30,
	2021	2020
Revenues:
U.S. assisted tax preparation	$33,607	$207,167
U.S. royalties	7,358	22,652
U.S. DIY tax preparation	4,061	47,463
International	58,325	58,776
Refund Transfers	1,665	6,113
Emerald Card®	28,258	12,436
Peace of Mind® Extended Service Plan	24,836	27,192
Tax Identity Shield®	5,153	8,994
Interest and fee income on Emerald AdvanceSM	479	526
Wave	19,137	13,737
Other	9,745	12,290
Total revenues	$192,624	$417,346

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Three months ended September 30,	2021	2020	2021	2020
Balances as of July 1,	$172,759	$167,827	$17,867	$18,707
Amounts deferred	1,492	10,560	7	20
Amounts recognized on previous deferrals	(28,948)	(31,652)	(2,847)	(3,458)
Balances as of September 30,	$145,303	$146,735	$15,027	$15,269

As of September 30, 2021, deferred revenue related to POM was $145.3 million. We expect that $96.5 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of September 30, 2021 and 2020, Tax Identity Shield® (TIS) deferred revenue was $23.5 million and $21.7 million, respectively. Deferred revenue related to TIS was $28.3 million and $28.8 million as of June 30, 2021 and June 30, 2020, respectively. All deferred revenue related to TIS will be recognized by April 30, 2022.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 5.3 million shares and 5.1 million shares for the three months ended September 30, 2021 and

6	Q1 FY2022 Form 10-Q| H&R Block, Inc.

2020, respectively, as the effect would be antidilutive due to the net loss from continuing operations during the periods.
The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended September 30,
	2021	2020
Net loss from continuing operations attributable to shareholders	$(149,945)	$(60,910)
Amounts allocated to participating securities	(239)	(207)
Net loss from continuing operations attributable to common shareholders	$(150,184)	$(61,117)
Basic weighted average common shares	178,099	192,314
Potential dilutive shares	—	—
Dilutive weighted average common shares	178,099	192,314
Loss per share from continuing operations attributable to common shareholders:
Basic	$(0.84)	$(0.32)
Diluted	(0.84)	(0.32)

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – During the three months ended September 30, 2021, we granted 1.4 million shares under our stock-based compensation plan. We granted awards of 0.2 million shares under our stock-based compensation plans during the three months ended September 30, 2020. The increase in shares granted compared to the prior year is a result of the change in timing of grants due to the change in our fiscal year. Stock-based compensation expense of our continuing operations totaled $6.8 million for the three months ended September 30, 2021 and $7.8 million for the three months ended September 30, 2020. As of September 30, 2021, unrecognized compensation cost for stock options totaled $0.6 million, and for nonvested shares and units totaled $61.7 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	September 30, 2021		June 30, 2021
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$12,409	$27,348	$9,497	$28,026
Receivables for U.S. assisted and DIY tax preparation and related fees	10,234	3,793	41,900	3,793
H&R Block Instant RefundTM receivables	681	92	2,357	159
H&R Block Emerald Advance® lines of credit	5,742	5,982	8,248	8,089
Software receivables from retailers	1,045	—	2,910	—
Royalties and other receivables from franchisees	3,703	151	6,167	178
Wave payment processing receivables	2,930	—	2,187	—
Other	20,085	1,218	15,666	1,350
Total	$56,829	$38,584	$88,932	$41,595

H&R Block, Inc. |Q1 FY2022 Form 10-Q	7

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of September 30, 2021 and June 30, 2021 loans with a principal balance of $0.5 million and $0.2 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status.
H&R BLOCK INSTANT REFUNDTM PROGRAM – H&R Block Instant RefundTM amounts are generally received from the Canada Revenue Agency within 60 days of filing the client's return, with the remaining balance collectible from the client.
We review the credit quality of our Instant Refund receivables based on pools, which are segregated by the tax return year of origination, with older years being deemed more unlikely to be repaid. Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by tax return year of origination, as of September 30, 2021 are as follows:

		(in 000s)
Tax return year of origination:	Balance	Non-Accrual
2020	$1,921	$1,157
2019 and prior	435	435
	2,356	$1,592
Allowance	(1,583)
Net balance	$773

H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our purchased participation interests in Emerald AdvanceSM (EA) receivables based on pools, which are segregated by the fiscal year of origination, with older years being deemed more unlikely to be repaid. Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, as of September 30, 2021, by fiscal year of origination, are as follows:

(in 000s)
Fiscal year of origination:	Balance	Non-Accrual
2021	$23,638	$23,638
2020 and prior	1,361	1,361
Revolving loans	14,429	12,462
	39,428	$37,461
Allowance	(27,704)
Net balance	$11,724

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for our EA and all other short-term and long-term receivables for the three months ended September 30, 2021 and 2020 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2021	$27,704	$60,272	$87,976
Provision	—	1,850	1,850
Charge-offs, recoveries and other	—	(3,583)	(3,583)
Balances as of September 30, 2021	$27,704	$58,539	$86,243
Balances as of July 1, 2020	$32,034	$52,166	$84,200
Provision	(2,709)	2,709	—
Charge-offs, recoveries and other	—	(835)	(835)
Balances as of September 30, 2020	$29,325	$54,040	$83,365

8	Q1 FY2022 Form 10-Q| H&R Block, Inc.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended September 30, 2021 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2021	$892,818	$(138,297)	$754,521
Acquisitions	2,375	—	2,375
Disposals and foreign currency changes, net	(7,487)	—	(7,487)
Impairments	—	—	—
Balances as of September 30, 2021	$887,706	$(138,297)	$749,409

We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.
Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of September 30, 2021:
Reacquired franchise rights	$371,793	$(186,227)	$185,566
Customer relationships	318,038	(261,471)	56,567
Internally-developed software	163,027	(124,308)	38,719
Noncompete agreements	41,270	(36,270)	5,000
Franchise agreements	19,201	(16,428)	2,773
Purchased technology	122,700	(78,369)	44,331
Trade name	5,800	(1,305)	4,495
	$1,041,829	$(704,378)	$337,451
As of June 30, 2021:
Reacquired franchise rights	$370,405	$(182,366)	$188,039
Customer relationships	316,547	(255,294)	61,253
Internally-developed software	160,315	(119,460)	40,855
Noncompete agreements	41,228	(35,802)	5,426
Franchise agreements	19,201	(16,108)	3,093
Purchased technology	122,700	(74,913)	47,787
Trade name	5,800	(1,160)	4,640
	$1,036,196	$(685,103)	$351,093

We made payments to acquire businesses totaling $4.3 million and $2.5 million during the three months ended September 30, 2021 and 2020, respectively. The amounts and weighted-average lives of intangible assets acquired

H&R Block, Inc. |Q1 FY2022 Form 10-Q	9

during the three months ended September 30, 2021, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average life (in years)
Internally-developed software	$2,816	3
Customer relationships	1,889	5
Reacquired franchise rights	1,464	4
Noncompete agreements	62	5
Total	$6,231	4

Amortization of intangible assets for the three months ended September 30, 2021 was $19.8 million compared to $19.9 million for the three months ended September 30, 2020. Estimated amortization of intangible assets for fiscal years ending June 30, 2022, 2023, 2024, 2025 and 2026 is $73.0 million, $55.8 million, $36.4 million, $18.8 million and $13.3 million, respectively.
NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	September 30, 2021	June 30, 2021
Senior Notes, 5.500%, due November 2022	$500,000	$500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Debt issuance costs and discounts	(15,488)	(16,281)
Total long-term debt	1,984,512	1,983,719
Less: Current portion	—	—
Long-term portion	$1,984,512	$1,983,719
Estimated fair value of long-term debt	$2,122,000	$2,123,000

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of September 30, 2021.

10	Q1 FY2022 Form 10-Q| H&R Block, Inc.

We had no outstanding balance under our CLOC and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.2 billion as of September 30, 2021.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Srvice (IRS) and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. On July 14, 2021 we filed a U.S. federal income tax form 1139 carryback claim to utilize net operating losses against income earned in tax years 2015 and 2016. Filing this carryback claim has opened our 2015 and 2016 tax years to examination. Our U.S. federal income tax returns for 2017, 2014 and all years prior to 2014 are closed. Consequently, our U.S. federal income tax returns for 2015, 2016, 2018 and later years remain open for examination. With respect to state and local jurisdictions and countries outside of the U.S., we are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
We had gross unrecognized tax benefits of $264.3 million as of September 30, 2021 and June 30, 2021. The gross unrecognized tax benefits were unchanged during the three months ended September 30, 2021. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $67.9 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under examination. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
A discrete income tax benefit of $0.3 million was recorded in the three months ended September 30, 2021 compared to a discrete income tax expense of $31.8 million in the three months ended September 30, 2020. The discrete tax benefit recorded in the current period primarily resulted from interest recorded on existing uncertain tax benefits. The discrete tax expense recorded in the prior period primarily resulted from uncertain tax benefits related to our 2020 taxable loss carryback to prior years.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 24.0% and (84.9)% for the three months ended September 30, 2021 and 2020, respectively. Discrete items increased the effective tax rate by 0.1% for the three months ended September 30, 2021 and decreased the effective tax rate by 96.5% for the three months ended September 30, 2020. Due to the loss in the quarter, a discrete tax expense decreases the tax rate while an item of discrete benefit increases the tax rate. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate in our first quarter to be significantly different than the rate for our full fiscal year.
Consistent with prior years, our pretax loss for the three months ended September 30, 2021 is expected to be offset by income in our third and fourth quarters due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the three months ended September 30, 2021 reflects management’s estimate of the annual effective tax rate applied to year-to-date loss from continuing operations adjusted for the tax impact of discrete items for the periods presented.

H&R Block, Inc. |Q1 FY2022 Form 10-Q	11

NOTE 8: COMMITMENTS AND CONTINGENCIES
All assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $12.0 million and $12.6 million as of September 30, 2021 and June 30, 2021, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $11.6 million and $17.3 million as of September 30, 2021 and June 30, 2021, respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $15.0 million at September 30, 2021, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $9.6 million.
In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. During the quarter, we applied for employee retention credits related to calendar year 2020. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, which could include the completion of any potential audit or examination, or the expiration of the related statute of limitations.
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

12	Q1 FY2022 Form 10-Q| H&R Block, Inc.

any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range.
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of September 30, 2021. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of September 30, 2021 and June 30, 2021 our total accrued liabilities were $1.8 million and $1.6 million, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of September 30, 2021, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Free File Litigation. On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742). The case is styled The People of the State of California v. HRB Digital LLC, et al. The complaint alleges that H&R Block, Inc. and HRB Digital LLC engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting 4 years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. The City Attorney subsequently dismissed H&R Block, Inc. from the case and amended its complaint to add HRB Tax Group, Inc. We filed a motion to stay the case based on the primary jurisdiction doctrine, which was denied. A trial date is set for November 8, 2022. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.

H&R Block, Inc. |Q1 FY2022 Form 10-Q	13

On May 17, 2019, a putative class action complaint was filed against H&R Block, Inc., HRB Tax Group, Inc. and HRB Digital LLC in the Superior Court of the State of California, County of San Francisco (Case No. CGC-19576093). The case is styled Snarr v. HRB Tax Group, Inc., et al. The case was removed to the United States District Court for the Northern District of California on June 21, 2019 (Case No. 3:19-cv-03610-SK). The plaintiff filed a first amended complaint on August 9, 2019, dropping H&R Block, Inc. from the case. In the amended complaint, the plaintiff seeks to represent classes of all persons, between May 17, 2015 and the present, who (1) paid to file one or more federal tax returns through H&R Block’s internet-based filing system, (2) were eligible to file those tax returns for free through the H&R Block Free File offer of the IRS Free File Program, and (3) resided in and were citizens of California at the time of the payments. The plaintiff generally alleges unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., and California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The plaintiff seeks declaratory and injunctive relief, restitution, compensatory damages, punitive damages, interest, attorneys’ fees and costs. We filed a motion to stay the proceedings based on the primary jurisdiction doctrine and a motion to compel arbitration, both of which were denied. Our appeal of the court's order on the motion to compel arbitration was denied; we filed a petition for review with the United States Supreme Court. We filed an answer to the amended complaint. We filed a renewed motion to compel arbitration, which the court denied on May 13, 2021; we filed an appeal. We also filed a motion to dismiss the plaintiff's claim for public injunctive relief, which the court granted and dismissed the case in its entirety on August 24, 2021. The plaintiff has filed an appeal. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

14	Q1 FY2022 Form 10-Q| H&R Block, Inc.

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

H&R Block, Inc. |Q1 FY2022 Form 10-Q	15

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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of September 30, 2021, total approximately $268 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
OTHER – We are from time to time a party to litigation, claims and other loss contingencies not discussed herein arising out of our business operations. These matters may include actions by state attorneys general, other state regulators, federal regulators, individual plaintiffs, and cases in which plaintiffs seek to represent others who may be similarly situated.

16	Q1 FY2022 Form 10-Q| H&R Block, Inc.

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
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL OVERVIEW
On March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020, shifting a portion of revenues and expenses from that tax season into the three months ended September 30, 2020. This extension impacted the typical seasonality of our business and the comparability of our financial results.
Our revenues for the three months ended September 30, 2021 decreased $224.7 million, or 53.8%, when compared to the prior year period due to the extension of the 2019 tax season to July 15, 2020 in the prior year period. We recorded a pretax loss of $197.3 million in the current year compared to a pretax loss of $32.9 million in the prior year.
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

U.S. Operating Statistics
Three months Ended September 30,	2021	2020(1)	Change	% Change
Tax returns prepared: (in 000s) (2)
Company-owned operations	140	858	(718)	(83.7)%
Franchise operations	75	335	(260)	(77.6)%
Total assisted	215	1,193	(978)	(82.0)%
Desktop	17	326	(309)	(94.8)%
Online	53	701	(648)	(92.4)%
Total DIY	70	1,027	(957)	(93.2)%
Total U.S. Returns	285	2,220	(1,935)	(87.2)%
Net Average Charge: (3)
Company-owned operations	$239.31	$241.41	$(2.10)	(0.9)%
Franchise operations (4)	$244.23	$227.42	$16.81	7.4%
DIY	$43.22	$46.21	$(2.99)	(6.5)%

(1)     Represents a partial 2019 individual tax filing season, which was extended until July 15, 2020.
(2)     An assisted tax return is defined as a current or prior year individual or business tax return that has been accepted by the client. A DIY online return is defined as a current year individual or business tax return that has been accepted by the client. A DIY desktop return is defined as a current year individual or business tax return that has been electronically submitted to the IRS.
(3)    Net average charge is calculated as total tax preparation fees divided by tax returns prepared.
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

H&R Block, Inc. |Q1 FY2022 Form 10-Q	17

mix relative to our customer base, which are significant drivers of revenue. Our definition of Net Average Charge may not be comparable to similarly titled measures of other companies.
RESULTS OF OPERATIONS

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended September 30,	2021	2020	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$33,607	$207,167	$(173,560)	(83.8)%
U.S. royalties	7,358	22,652	(15,294)	(67.5)%
U.S. DIY tax preparation	4,061	47,463	(43,402)	(91.4)%
International	58,325	58,776	(451)	(0.8)%
Refund Transfers	1,665	6,113	(4,448)	(72.8)%
Emerald Card®	28,258	12,436	15,822	127.2%
Peace of Mind® Extended Service Plan	24,836	27,192	(2,356)	(8.7)%
Tax Identity Shield®	5,153	8,994	(3,841)	(42.7)%
Interest and fee income on Emerald AdvanceSM	479	526	(47)	(8.9)%
Wave	19,137	13,737	5,400	39.3%
Other	9,745	12,290	(2,545)	(20.7)%
Total revenues	192,624	417,346	(224,722)	(53.8)%
Compensation and benefits:
Field wages	56,079	92,545	36,466	39.4%
Other wages	58,064	63,068	5,004	7.9%
Benefits and other compensation	25,450	33,805	8,355	24.7%
	139,593	189,418	49,825	26.3%
Occupancy	95,822	96,850	1,028	1.1%
Marketing and advertising	10,073	15,492	5,419	35.0%
Depreciation and amortization	35,715	38,237	2,522	6.6%
Bad debt	1,043	520	(523)	(100.6)%
Other	85,150	77,582	(7,568)	(9.8)%
Total operating expenses	367,396	418,099	50,703	12.1%
Other income (expense), net	284	2,504	(2,220)	(88.7)%
Interest expense on borrowings	(22,830)	(34,697)	11,867	34.2%
Pretax loss	(197,318)	(32,946)	(164,372)	(498.9)%
Income taxes (benefit)	(47,373)	27,964	75,337	**
Net loss from continuing operations	(149,945)	(60,910)	(89,035)	(146.2)%
Net loss from discontinued operations	(1,656)	(1,346)	(310)	(23.0)%
Net loss	$(151,601)	$(62,256)	$(89,345)	(143.5)%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(0.84)	$(0.32)	$(0.52)	(162.5)%
Discontinued operations	(0.01)	—	(0.01)	**
Consolidated	$(0.85)	$(0.32)	$(0.53)	(165.6)%
Adjusted diluted EPS(1)	$(0.78)	$(0.24)	$(0.54)	(225.0)%
EBITDA (1)	(138,773)	39,988	(178,761)	**

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended September 30, 2021 compared to September 30, 2020
Revenues decreased $224.7 million, or 53.8%, from the prior year. The decrease in revenue is due to lower tax return volumes in the current year as the 2019 tax season was extended to July 15, 2020 in the prior year period,

18	Q1 FY2022 Form 10-Q| H&R Block, Inc.

whereas the 2020 tax season deadline of May 17, 2021 did not extend into the three month period ended September 30, 2021. This resulted in a decrease in U.S. tax preparation, royalty and Refund Transfer revenues.
Emerald Card® revenues increased $15.8 million, or 127.2%, due to higher card activity which is a result of the IRS loading Child Tax Credits monthly to Emerald Cards®. Wave revenues increased $5.4 million, or 39.3%, due to higher small business payments processing volumes.
Total operating expenses decreased $50.7 million, or 12.1%, from the prior year. Field wages decreased $36.5 million, or 39.4%, due to lower tax preparation volumes in the current year as a result of the tax season extension in the prior year. Other wages decreased $5.0 million, or 7.9%, due to an adjustment to prior year bonus accruals in the current year. Benefits and other compensation decreased $8.4 million, or 24.7%, primarily due to lower payroll taxes as a result of lower wages. Marketing and advertising decreased $5.4 million, or 35.0%, due to advertising in the prior year related to the extension of the tax season.
Other expenses increased $7.6 million, or 9.8%. The components of other expenses are as follows:

				(in 000s)
Three months ended September 30,	2021	2020	$ Change	% Change
Consulting and outsourced services	$25,857	$18,764	$(7,093)	(37.8)%
Bank partner fees	108	(2,434)	(2,542)	**
Client claims and refunds	6,015	4,526	(1,489)	(32.9)%
Employee and travel expenses	4,290	3,471	(819)	(23.6)%
Technology-related expenses	20,325	18,725	(1,600)	(8.5)%
Credit card/bank charges	14,961	13,478	(1,483)	(11.0)%
Insurance	3,331	4,042	711	17.6%
Legal fees and settlements	3,042	7,272	4,230	58.2%
Supplies	2,823	3,581	758	21.2%
Other	4,398	6,157	1,759	28.6%
	$85,150	$77,582	$(7,568)	(9.8)%

Consulting and outsourced services expense increased $7.1 million, or 37.8%, due to our strategic imperatives and data processing fees related to higher activity on Emerald Cards.
We recorded an income tax benefit of $47.4 million in the current year compared to an expense of $28.0 million in the prior year, due to discrete tax items in the prior year. The effective tax rate for the three months ended September 30, 2021, and 2020 was 24.0% and (84.9)%, respectively. See Item 1, note 7 to the consolidated financial statements for additional discussion.
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
Our operations are highly seasonal and substantially all of our revenues and cash flow are generated during the period from February through April in a typical year. Therefore, we normally require the use of cash to fund losses and working capital needs, periodically resulting in a working capital deficit, during the months of May through January. We typically have relied on available cash balances from the prior tax season and borrowings to meet liquidity needs.

H&R Block, Inc. |Q1 FY2022 Form 10-Q	19

Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of September 30, 2021 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the three months ended September 30, 2021 and 2020. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Three months ended September 30,	2021	2020
Net cash provided by (used in):
Operating activities	$(312,624)	$(98,597)
Investing activities	(19,453)	(11,993)
Financing activities	(217,322)	(2,146,807)
Effects of exchange rates on cash	(3,959)	2,975
Net decrease in cash, cash equivalents and restricted cash	$(553,358)	$(2,254,422)

Operating Activities. Cash used in operations totaled $312.6 million for the three months ended September 30, 2021 compared to $98.6 million in the prior year period. The change is primarily due to higher payments on accrued liabilities and an increase in our net loss in the current year as a result of the timing of the extended tax season in the prior year.
Investing Activities. Cash used in investing activities totaled $19.5 million for the three months ended September 30, 2021 compared to $12.0 million in the prior year period. The change is primarily due to a decrease in payments from franchisees as a result of the timing of the extended tax season in the prior year.
Financing Activities. Cash used in financing activities totaled $217.3 million for the three months ended September 30, 2021 compared to $2.1 billion in the prior year period. The change is primarily due to the repayment of the $2.0 billion draw on our CLOC in the prior year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $49.0 million and $50.0 million for the three months ended September 30, 2021 and 2020, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Our current share repurchase program has remaining authorization of $398.1 million which is effective through June 2022. During the three months ended September 30, 2021, we repurchased $165.8 million of our common stock at an average price of $24.37 per share. In the prior year period, we repurchased $88.5 million of our common stock at an average price of $14.85 per share.
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
    Capital Investment. Capital expenditures totaled $15.6 million and $13.4 million for the three months ended September 30, 2021 and 2020, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $4.3 million and $2.5 million during the three months ended September 30, 2021 and 2020, respectively. See Item 1, note 5 for additional information on our acquisitions.

20	Q1 FY2022 Form 10-Q| H&R Block, Inc.

    FINANCING RESOURCES – The CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We had no outstanding balance under the CLOC as of September 30, 2021 and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.2 billion as of September 30, 2021.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of September 30, 2021 and June 30, 2021:

As of	September 30, 2021			June 30, 2021
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable
Other than described above, there have been no material changes in our borrowings from those reported in our April 30, 2021 Annual Report to Shareholders on Form 10-K or our June 30, 2021 Transition Report filed on Form 10-Q.
CASH AND OTHER ASSETS – As of September 30, 2021, we held cash and cash equivalents, excluding restricted amounts, of $891.7 million, including $178.5 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of September 30, 2021.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an decrease of $4.0 million during the three months ended September 30, 2021 and in an increase of $3.0 million during the three months ended September 30, 2020.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – There have been no material changes in our contractual obligations and commercial commitments from those reported in our April 30, 2021 Annual Report to Shareholders on Form 10-K or our June 30, 2021 Transition Report filed on Form 10-Q.
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

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	September 30, 2021	June 30, 2021
Current assets	$44,137	$50,737
Noncurrent assets	2,166,948	2,155,650
Current liabilities	93,272	81,388
Noncurrent liabilities	1,995,389	1,994,582

H&R Block, Inc. |Q1 FY2022 Form 10-Q	21

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Three months ended September 30, 2021	Two months ended June 30, 2021
Total revenues	$29,841	$22,978
Income (loss) from continuing operations before income taxes	(3,875)	2,504
Net income (loss) from continuing operations	(1,320)	2,953
Net income (loss)	(2,976)	1,444

The table above reflects $2.1 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of September 30, 2021 and June 30, 2021.
REGULATORY ENVIRONMENT
As previously disclosed, in 2017 the Consumer Financial Protection Bureau (CFPB) published its final rule regulating certain consumer credit products (Payday Rule), which the CFPB later limited by removing the mandatory underwriting provisions. Certain limited provisions of the Payday Rule became effective in 2018, but most provisions were scheduled to go into effect in 2019. Litigation in a federal district court in Texas had stayed that effective date, but on August 31, 2021 the judge in that litigation ruled in favor of the CFPB. The plaintiffs appealed, and, on October 14, 2021, the United States Court of Appeals for the Fifth Circuit extended the compliance deadline until after the appeal is resolved.
We are unsure whether, when, or in what form the Payday Rule will go into effect. Though we do not currently expect the Payday Rule to have a material adverse impact on Emerald AdvanceSM, our business, or our consolidated financial position, results of operations, and cash flows, we will continue to monitor and analyze the potential impact of any further developments on the Company.
There have been no other material changes in our regulatory environment from what was reported in our April 30, 2021 Annual Report to Shareholders on Form 10-K or our June 30, 2021 Transition Report filed on Form 10-Q.
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

22	Q1 FY2022 Form 10-Q| H&R Block, Inc.

The following is a reconciliation of net income (loss) to EBITDA from continuing operations, which is a non-GAAP financial measure:

		(in 000s)
	Three months ended September 30,
	2021	2020
Net loss - as reported	$(151,601)	$(62,256)
Discontinued operations, net	1,656	1,346
Net loss from continuing operations - as reported	(149,945)	(60,910)
Add back:
Income taxes (benefit)	(47,373)	27,964
Interest expense	22,830	34,697
Depreciation and amortization	35,715	38,237
	11,172	100,898
EBITDA from continuing operations	$(138,773)	$39,988

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

(in 000s, except per share amounts)
	Three months ended September 30,
	2021	2020
Net loss from continuing operations - as reported	$(149,945)	$(60,910)
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	14,870	17,638
Tax effect of adjustments (1)	(3,635)	(1,854)
Adjusted net loss from continuing operations	$(138,710)	$(45,126)
Diluted loss per share from continuing operations - as reported	$(0.84)	$(0.32)
Adjustments, net of tax	0.06	0.08
Adjusted diluted loss per share from continuing operations	$(0.78)	$(0.24)

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

H&R Block, Inc. |Q1 FY2022 Form 10-Q	23

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
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause such differences include, but are not limited to, a variety of economic, competitive, operational and regulatory factors, many of which are beyond the Company's control. In addition, factors that may cause the Company’s actual effective tax rate to differ from estimates include the Company’s actual results from operations compared to current estimates, future discrete items, changes in interpretations and assumptions the Company has made, future actions of the Company, and increases in applicable tax rates in jurisdictions where the Company operates. Investors should understand that it is not possible to predict or identify all such factors and, consequently, should not consider any such list to be a complete set of all potential risks or uncertainties.
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended April 30, 2021 and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported in our April 30, 2021 Annual Report to Shareholders on Form 10-K or our June 30, 2021 Transition Report filed on Form 10-Q.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported in our April 30, 2021 Annual Report to Shareholders on Form 10-K or our June 30, 2021 Transition Report filed on Form 10-Q.

24	Q1 FY2022 Form 10-Q| H&R Block, Inc.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended September 30, 2021 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	4,337	$23.93	4,135	$464,764
August 1 - August 31	616	$24.99	615	$449,387
September 1 - September 30	2,054	$24.98	2,052	$398,131
	7,007	$24.33	6,802

(1)We purchased approximately 205 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
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
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

22
List of Guarantor and Issuer Subsidiaries, filed as Exhibit 22 to the Company’s transition report on Form 10-Q for the two months ending June 30, 2021, file number 1-06089, is incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

H&R Block, Inc. |Q1 FY2022 Form 10-Q	25

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
November 4, 2021

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
November 4, 2021

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
November 4, 2021

26	Q1 FY2022 Form 10-Q | H&R Block, Inc.