Form 10-Q
period 2021-12-31
H&R BLOCK INC
filed 2022-02-04
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on January 31, 2022: 164,538,187 shares.

Form 10-Q for the Period ended December 31, 2021

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS			(unaudited, in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
REVENUES:
Service revenues	$133,725	$116,613	$310,702	$498,970
Royalty, product and other revenues	25,091	25,352	40,738	60,341
	158,816	141,965	351,440	559,311
OPERATING EXPENSES:
Costs of revenues	289,323	277,129	530,855	555,236
Selling, general and administrative	146,793	144,384	272,657	284,376
Total operating expenses	436,116	421,513	803,512	839,612

Other income (expense), net	1,467	538	1,751	3,042
Interest expense on borrowings	(23,085)	(21,489)	(45,915)	(56,186)
Loss from continuing operations before income tax benefit	(298,918)	(300,499)	(496,236)	(333,445)
Income tax benefit	(109,845)	(46,510)	(157,218)	(18,546)
Net loss from continuing operations	(189,073)	(253,989)	(339,018)	(314,899)
Net loss from discontinued operations, net of tax benefits of $461, $1,132, $956 and $2,524	(1,532)	(1,762)	(3,188)	(3,108)
NET LOSS	$(190,605)	$(255,751)	$(342,206)	$(318,007)
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.09)	$(1.38)	$(1.93)	$(1.68)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Consolidated	$(1.10)	$(1.39)	$(1.95)	$(1.69)
DIVIDENDS DECLARED PER SHARE	$0.27	$0.26	$0.54	$0.52
COMPREHENSIVE LOSS:
Net loss	$(190,605)	$(255,751)	$(342,206)	$(318,007)
Change in foreign currency translation adjustments	1,656	21,982	(9,521)	30,798
Other comprehensive income (loss)	1,656	21,982	(9,521)	30,798
Comprehensive loss	$(188,949)	$(233,769)	$(351,727)	$(287,209)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q2 FY2022 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	December 31, 2021	June 30, 2021
ASSETS
Cash and cash equivalents	$336,250	$1,434,381
Cash and cash equivalents - restricted	123,686	149,783
Receivables, less allowance for credit losses of $25,377 and $77,518	301,055	88,932
Income taxes receivable	351,829	330,872
Prepaid expenses and other current assets	126,784	76,414
Total current assets	1,239,604	2,080,382
Property and equipment, at cost, less accumulated depreciation and amortization of $865,593 and $842,861	140,459	139,276
Operating lease right of use assets	396,522	445,847
Intangible assets, net	334,557	351,093
Goodwill	759,183	754,521
Deferred tax assets and income taxes receivable	179,626	181,996
Other noncurrent assets	50,104	61,273
Total assets	$3,100,055	$4,014,388
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$155,841	$164,269
Accrued salaries, wages and payroll taxes	62,524	168,989
Accrued income taxes and reserves for uncertain tax positions	78,921	238,863
Current portion of long-term debt	499,395	—
Operating lease liabilities	189,984	214,190
Deferred revenue and other current liabilities	184,775	196,175
Total current liabilities	1,171,440	982,486
Long-term debt	1,760,830	1,983,719
Deferred tax liabilities and reserves for uncertain tax positions	249,751	301,658
Operating lease liabilities	215,826	244,932
Deferred revenue and other noncurrent liabilities	74,863	113,535
Total liabilities	3,472,710	3,626,330
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 203,265,054 and 216,655,616	2,033	2,167
Additional paid-in capital	770,661	779,465
Accumulated other comprehensive income (loss)	(9,433)	88
Retained earnings (deficit)	(466,856)	286,694
Less treasury shares, at cost, of 34,221,633 and 34,842,125	(669,060)	(680,356)
Total stockholders' equity (deficiency)	(372,655)	388,058
Total liabilities and stockholders' equity	$3,100,055	$4,014,388

See accompanying notes to consolidated financial statements.

2	Q2 FY2022 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Six months ended December 31,	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(342,206)	$(318,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,346	77,937
Provision	14,639	15,977
Deferred taxes	16,685	29,015
Stock-based compensation	13,233	13,359
Changes in assets and liabilities, net of acquisitions:
Receivables	(216,071)	(248,184)
Prepaid expenses, other current and noncurrent assets	(46,928)	(61,070)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(121,926)	(14,798)
Deferred revenue, other current and noncurrent liabilities	(50,882)	(48,117)
Income tax receivables, accrued income taxes and income tax reserves	(247,088)	(146,215)
Other, net	(4,373)	(2,737)
Net cash used in operating activities	(913,571)	(702,840)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,371)	(34,751)
Payments made for business acquisitions, net of cash acquired	(19,333)	(12,155)
Franchise loans funded	(14,480)	(20,064)
Payments from franchisees	6,213	13,633
Other, net	9,527	(5,383)
Net cash used in investing activities	(57,444)	(58,720)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(210,000)	(2,050,000)
Proceeds from line of credit borrowings	485,000	1,040,000
Repayments of long-term debt	—	(650,000)
Proceeds from issuance of long-term debt	—	647,965
Dividends paid	(96,938)	(100,198)
Repurchase of common stock, including shares surrendered	(324,589)	(150,782)
Proceeds from exercise of stock options	4,067	1,133
Other, net	(7,423)	(19,705)
Net cash used in financing activities	(149,883)	(1,281,587)
Effects of exchange rate changes on cash	(3,330)	11,030
Net decrease in cash and cash equivalents, including restricted balances	(1,124,228)	(2,032,117)
Cash, cash equivalents and restricted cash, beginning of period	1,584,164	2,769,947
Cash, cash equivalents and restricted cash, end of period	$459,936	$737,830
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$72,169	$95,789
Interest paid on borrowings	36,539	50,472
Accrued purchase of common stock	4,845	—
Accrued additions to property and equipment	1,393	1,285
New operating right of use assets and related lease liabilities	73,710	46,954
Accrued dividends payable to common shareholders	46,497	47,689

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2022 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2021	216,656	$2,167	$779,465	$88	$286,694	(34,842)	$(680,356)	$388,058
Net loss	—	—	—	—	(151,601)	—	—	(151,601)
Other comprehensive loss	—	—	—	(11,177)	—	—	—	(11,177)
Stock-based compensation	—	—	5,627	—	—	—	—	5,627
Stock-based awards exercised or vested	—	—	(10,328)	—	(291)	705	13,765	3,146
Acquisition of treasury shares(2)	—	—	—	—	—	(205)	(4,817)	(4,817)
Repurchase and retirement of common shares	(6,802)	(68)	(4,081)	—	(161,619)	—	—	(165,768)
Cash dividends declared - $0.27 per share	—	—	—	—	(47,940)	—	—	(47,940)
Balances as of September 30, 2021	209,854	$2,099	$770,683	$(11,089)	$(74,757)	(34,342)	$(671,408)	$15,528
Net loss	—	—	—	—	(190,605)	—	—	(190,605)
Other comprehensive income	—	—	—	1,656	—	—	—	1,656
Stock-based compensation	—	—	5,640	—	—	—	—	5,640
Stock-based awards exercised or vested	—	—	(1,709)	—	(219)	122	2,400	472
Acquisition of treasury shares(2)	—	—	—	—	—	(2)	(52)	(52)
Repurchase and retirement of common shares	(6,589)	(66)	(3,953)	—	(154,778)	—	—	(158,797)
Cash dividends declared - $0.27 per share	—	—	—	—	(46,497)	—	—	(46,497)
Balances as of December 31, 2021	203,265	$2,033	$770,661	$(9,433)	$(466,856)	(34,222)	$(669,060)	$(372,655)

(1)    The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

4	Q2 FY2022 Form 10-Q| H&R Block, Inc.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2020	228,207	$2,282	$772,943	$(39,781)	$(18,455)	(35,478)	$(692,187)	$24,802
Net loss	—	—	—	—	(62,256)	—	—	(62,256)
Other comprehensive income	—	—	—	8,816	—	—	—	8,816
Stock-based compensation	—	—	7,259	—	—	—	—	7,259
Stock-based awards exercised or vested	—	—	(2,613)	—	(636)	215	4,176	927
Acquisition of treasury shares(2)	—	—	—	—	—	(42)	(596)	(596)
Repurchase and retirement of common shares	(5,957)	(60)	(3,514)	—	(84,884)	—	—	(88,458)
Cash dividends declared - $0.26 per share	—	—	—	—	(50,154)	—	—	(50,154)
Balances as of September 30, 2020	222,250	$2,222	$774,075	$(30,965)	$(216,385)	(35,305)	$(688,607)	$(159,660)
Net loss	—	—	—	—	(255,751)	—	—	(255,751)
Other comprehensive income	—	—	—	21,982	—	—	—	21,982
Stock-based compensation	—	—	5,181	—	—	—	—	5,181
Stock-based awards exercised or vested	—	—	(134)	—	(220)	8	144	(210)
Acquisition of treasury shares(2)	—	—	—	—	—	(3)	(44)	(44)
Repurchase and retirement of common shares	(3,531)	(35)	(2,083)	—	(59,566)	—	—	(61,684)
Cash dividends declared - $0.26 per share	—	—	—	—	(47,689)	—	—	(47,689)
Balances as of December 31, 2020	218,719	$2,187	$777,039	$(8,983)	$(579,611)	(35,300)	$(688,507)	$(497,875)

(1)    The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q2 FY2022 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of December 31, 2021 and June 30, 2021, the consolidated statements of operations and comprehensive loss for the three and six months ended December 31, 2021 and 2020, the consolidated statements of cash flows for the six months ended December 31, 2021 and 2020, and the consolidated statements of stockholders' equity for the three and six months ended December 31, 2021 and 2020 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2021 and 2020 and for all periods presented, have been made.
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
On March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020, shifting a portion of revenues and expenses from that tax season into the six months ended December 31, 2020. This extension impacted the typical seasonality of our business and the comparability of our financial results.
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

6	Q2 FY2022 Form 10-Q| H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. tax services business. The following table disaggregates our U.S. tax services revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

				(in 000s)
	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Revenues:
U.S. assisted tax preparation	$30,845	$34,020	$64,452	$241,187
U.S. royalties	3,404	5,357	10,762	28,009
U.S. DIY tax preparation	9,210	6,114	13,271	53,577
International	27,907	26,637	86,232	85,413
Refund Transfers	777	397	2,442	6,510
Emerald Card®	24,830	9,962	53,088	22,398
Peace of Mind® Extended Service Plan	17,315	18,570	42,151	45,762
Tax Identity Shield®	5,200	4,809	10,353	13,803
Interest and fee income on Emerald AdvanceSM	12,424	14,039	12,903	14,565
Wave	19,497	14,837	38,634	28,574
Other	7,407	7,223	17,152	19,513
Total revenues	$158,816	$141,965	$351,440	$559,311

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Six months ended December 31,	2021	2020	2021	2020
Balances as of July 1,	$172,759	$167,827	$17,867	$18,707
Amounts deferred	2,961	12,421	10	46
Amounts recognized on previous deferrals	(49,034)	(52,974)	(4,805)	(5,834)
Balances as of December 31,	$126,686	$127,274	$13,072	$12,919

As of December 31, 2021, deferred revenue related to POM was $126.7 million. We expect that $93.1 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of December 31, 2021 and 2020, Tax Identity Shield® (TIS) deferred revenue was $18.5 million and $17.1 million, respectively. Deferred revenue related to TIS was $28.3 million and $28.8 million as of June 30, 2021 and June 30, 2020, respectively. All deferred revenue related to TIS will be recognized by April 30, 2022.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 5.1 million shares for the three and six months ended December 31, 2021 and 5.3 million shares for the three and six months ended December 31, 2020, as the effect would be antidilutive due to the net loss from continuing operations during the periods.

H&R Block, Inc. |Q2 FY2022 Form 10-Q	7

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Net loss from continuing operations attributable to shareholders	$(189,073)	$(253,989)	$(339,018)	$(314,899)
Amounts allocated to participating securities	(210)	(210)	(449)	(417)
Net loss from continuing operations attributable to common shareholders	$(189,283)	$(254,199)	$(339,467)	$(315,316)
Basic weighted average common shares	173,378	183,883	175,739	188,099
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	173,378	183,883	175,739	188,099
Loss per share from continuing operations attributable to common shareholders:
Basic	$(1.09)	$(1.38)	$(1.93)	$(1.68)
Diluted	(1.09)	(1.38)	(1.93)	(1.68)

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – During the six months ended December 31, 2021, we granted 1.5 million shares under our stock-based compensation plan. We granted awards of 0.6 million shares under our stock-based compensation plans during the six months ended December 31, 2020. The increase in shares granted compared to the prior year is a result of the change in timing of grants due to the change in our fiscal year. Stock-based compensation expense of our continuing operations totaled $6.4 million and $13.2 million for the three and six months ended December 31, 2021, respectively, and $5.6 million and $13.4 million for the three and six months ended December 31, 2020, respectively. As of December 31, 2021, unrecognized compensation cost for stock options totaled $0.6 million, and for nonvested shares and units totaled $51.8 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	December 31, 2021		June 30, 2021
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$19,030	$28,654	$9,497	$28,026
Receivables for U.S. assisted and DIY tax preparation and related fees	6,326	3,681	41,900	3,793
H&R Block Instant RefundTM receivables	324	16	2,357	159
H&R Block Emerald Advance® lines of credit	246,970	1,791	8,248	8,089
Software receivables from retailers	1,886	—	2,910	—
Royalties and other receivables from franchisees	3,377	133	6,167	178
Wave payment processing receivables	3,062	—	2,187	—
Other	20,080	1,279	15,666	1,350
Total	$301,055	$35,554	$88,932	$41,595

8	Q2 FY2022 Form 10-Q| H&R Block, Inc.

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of December 31, 2021 and June 30, 2021 loans with a principal balance of $0.1 million and $0.2 million, respectively, were more than 90 days past due. We had no loans to franchisees on non-accrual status.
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
Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by tax return year of origination, as of December 31, 2021 are as follows:

		(in 000s)
Tax return year of origination:	Balance	Non-Accrual
2020 and prior	$340	$340
	340	$340
Allowance	—
Net balance	$340

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
Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by fiscal year of origination, as of December 31, 2021 are as follows:

(in 000s)
Fiscal year of origination:	Balance	Non-Accrual
2022	$244,645	$—
2021 and prior	7,499	7,499
Revolving loans	20,373	12,891
	272,517	$20,390
Allowance	(23,756)
Net balance	$248,761

H&R Block, Inc. |Q2 FY2022 Form 10-Q	9

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for our EA and all other short-term and long-term receivables for the six months ended December 31, 2021 and 2020 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2021	$27,704	$60,272	$87,976
Provision	12,429	2,210	14,639
Charge-offs, recoveries and other	(16,377)	(60,437)	(76,814)
Balances as of December 31, 2021	$23,756	$2,045	$25,801
Balances as of July 1, 2020	$32,034	$52,166	$84,200
Provision	11,913	4,064	15,977
Charge-offs, recoveries and other	(18,650)	(54,322)	(72,972)
Balances as of December 31, 2020	$25,297	$1,908	$27,205

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended December 31, 2021 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2021	$892,818	$(138,297)	$754,521
Acquisitions	11,159	—	11,159
Disposals and foreign currency changes, net	(6,497)	—	(6,497)
Impairments	—	—	—
Balances as of December 31, 2021	$897,480	$(138,297)	$759,183

We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

10	Q2 FY2022 Form 10-Q| H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of December 31, 2021:
Reacquired franchise rights	$377,512	$(189,936)	$187,576
Customer relationships	324,255	(267,158)	57,097
Internally-developed software	166,866	(129,406)	37,460
Noncompete agreements	41,494	(36,748)	4,746
Franchise agreements	19,201	(16,748)	2,453
Purchased technology	122,700	(81,825)	40,875
Trade name	5,800	(1,450)	4,350
	$1,057,828	$(723,271)	$334,557
As of June 30, 2021:
Reacquired franchise rights	$370,405	$(182,366)	$188,039
Customer relationships	316,547	(255,294)	61,253
Internally-developed software	160,315	(119,460)	40,855
Noncompete agreements	41,228	(35,802)	5,426
Franchise agreements	19,201	(16,108)	3,093
Purchased technology	122,700	(74,913)	47,787
Trade name	5,800	(1,160)	4,640
	$1,036,196	$(685,103)	$351,093

We made payments to acquire businesses totaling $19.3 million and $12.2 million during the six months ended December 31, 2021 and 2020, respectively. The amounts and weighted-average lives of intangible assets acquired during the six months ended December 31, 2021, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Internally-developed software	$6,640	3
Customer relationships	8,967	5
Reacquired franchise rights	7,420	5
Noncompete agreements	290	5
Total	$23,317	4

Amortization of intangible assets for the three and six months ended December 31, 2021 was $19.4 million and $39.2 million, respectively, compared to $21.5 million and $41.4 million for the three and six months ended December 31, 2020, respectively. Estimated amortization of intangible assets for fiscal years ending June 30, 2022, 2023, 2024, 2025 and 2026 is $76.7 million, $62.6 million, $43.1 million, $23.0 million and $15.8 million, respectively.

H&R Block, Inc. |Q2 FY2022 Form 10-Q	11

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	December 31, 2021	June 30, 2021
Senior Notes, 5.500%, due November 2022	$500,000	$500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Committed line of credit borrowings	275,000	—
Debt issuance costs and discounts	(14,775)	(16,281)
Total long-term debt	2,260,225	1,983,719
Less: Current portion	(499,395)	—
Long-term portion	$1,760,830	$1,983,719
Estimated fair value of long-term debt	$2,366,000	$2,123,000

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of December 31, 2021.
We had an outstanding balance of $275.0 million under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of December 31, 2021.
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

12	Q2 FY2022 Form 10-Q| H&R Block, Inc.

amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
We had gross unrecognized tax benefits of $212.8 million as of December 31, 2021 and $264.3 million as of June 30, 2021. The gross unrecognized tax benefits decreased $51.5 million during the six months ended December 31, 2021. The decrease in unrecognized tax benefits during the six months ending December 31, 2021 is related to federal and state statute of limitation periods expiring in the current quarter. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $43.8 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under examination. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
A discrete income tax benefit of $50.0 million was recorded in the six months ended December 31, 2021 compared to a discrete income tax expense of $18.2 million in the six months ended December 31, 2020. The discrete tax benefit recorded in the current period primarily resulted from federal and state statute of limitations expiring in the current quarter. The discrete tax expense recorded in the prior period primarily resulted from uncertain tax benefits related to a net operating loss carryback generated on our calendar year 2020 federal income tax return.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 31.7% for the six months ended December 31, 2021 and 5.6% for the six months ended December 31, 2020. Discrete items increased the effective tax rate by 10.1% for the six months ended December 31, 2021, and decreased the effective tax rate by 5.5% for the six months ended December 31, 2020. Due to the loss through the second quarter, a discrete tax expense decreases the tax rate while an item of discrete benefit increases the tax rate. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate in our second quarter to be significantly different than the rate for our full fiscal year.
Consistent with prior years, our pretax loss for the six months ended December 31, 2021 is expected to be offset by income in our third and fourth quarters due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the six months ended December 31, 2021 reflects management’s estimate of the annual effective tax rate applied to year-to-date loss from continuing operations adjusted for the tax impact of discrete items for the periods presented.
NOTE 8: COMMITMENTS AND CONTINGENCIES
All assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $11.5 million and $12.6 million as of December 31, 2021 and June 30, 2021, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $18.4 million and $17.3 million as of December 31, 2021 and June 30, 2021, respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $24.9 million at December 31, 2021, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $12.3 million.
In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. During the first quarter, we applied

H&R Block, Inc. |Q2 FY2022 Form 10-Q	13

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
Emerald AdvanceSM lines of credit (EAs) are originated by MetaBank®, N.A. (Meta). We purchase a 90% participation interest, at par, in all EAs originated by Meta in accordance with our participation agreement. At December 31, 2021, the principal balance of purchased participation interests for the current year totaled $247.7 million.
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of December 31, 2021. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of December 31, 2021 and June 30, 2021 our total accrued liabilities were $1.7 million and $1.6 million, respectively.
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

14	Q2 FY2022 Form 10-Q| H&R Block, Inc.

range of loss, such as precise information about the amount of damages or other remedies being asserted, the defenses to the claims being asserted, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts, or the status or terms of any settlement negotiations.
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of December 31, 2021, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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
On May 17, 2019, a putative class action complaint was filed against H&R Block, Inc., HRB Tax Group, Inc. and HRB Digital LLC in the Superior Court of the State of California, County of San Francisco (Case No. CGC-19576093). The case was removed to the United States District Court for the Northern District of California on June 21, 2019 (Case No. 3:19-cv-03610-SK) and is styled Snarr v. HRB Tax Group, Inc., et al. The plaintiff filed a first amended complaint on August 9, 2019, dropping H&R Block, Inc. from the case. In the amended complaint, the plaintiff seeks to represent classes of all persons, between May 17, 2015 and the present, who (1) paid to file one or more federal tax returns through H&R Block’s internet-based filing system, (2) were eligible to file those tax returns for free through the H&R Block Free File offer of the IRS Free File Program, and (3) resided in and were citizens of California at the time of the payments. The plaintiff generally alleges unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., and California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The plaintiff seeks declaratory and injunctive relief, restitution, compensatory damages, punitive damages, interest, attorneys’ fees and costs. We filed a motion to stay the proceedings based on the primary jurisdiction doctrine and a motion to compel arbitration, both of which were denied. Our appeal of the court's arbitration order was denied; we filed a petition for review with the United States Supreme Court. After filing an answer to the amended complaint, we filed a renewed motion to compel arbitration, which the court denied on May 13, 2021; we filed an appeal. We filed a motion to dismiss the plaintiff's claim for public injunctive relief. The court granted our motion and dismissed the case in its entirety on August 24, 2021. The plaintiff filed an

H&R Block, Inc. |Q2 FY2022 Form 10-Q	15

appeal, which was later dismissed by the parties, along with the other appeals. We have no accrual related to this matter as of December 31, 2021.
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

16	Q2 FY2022 Form 10-Q| H&R Block, Inc.

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

H&R Block, Inc. |Q2 FY2022 Form 10-Q	17

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
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of December 31, 2021, total approximately $267 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

18	Q2 FY2022 Form 10-Q| H&R Block, Inc.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT DEVELOPMENTS
On December 20, 2021, we entered into a First Amendment to our August 2020 Program Management Agreement (PMA) with MetaBank®, N.A. (Meta), which among other things, extends the PMA through June 30, 2025, and adds Spruce℠ accounts to the program.
In January 2022, we launched the Spruce℠ mobile banking platform as a part of the Financial Products imperative of our previously-announced Block Horizons 2025 strategic plan. The Spruce℠ solution, built by H&R Block with banking products powered by Meta, includes a spending account with a debit card, along with a connected savings account that allows for budgeting for specific goals.
FINANCIAL OVERVIEW
On March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020, shifting a portion of revenues and expenses from that tax season into the six months ended December 31, 2020. This extension impacted the typical seasonality of our business and the comparability of our financial results.
Our revenues for the three months ended December 31, 2021 increased $16.9 million, or 11.9%, when compared to the prior year period, primarily due to higher Emerald Card® activity, and we recorded a pretax loss of $298.9 million compared to $300.5 million in the prior year.
Our revenues for the six months ended December 31, 2021 decreased $207.9 million, or 37.2%, when compared to the prior year, primarily due to the extension of the 2019 tax season to July 15, 2020 in the prior year period. We recorded a pretax loss of $496.2 million compared to $333.4 million in the prior year.

H&R Block, Inc. |Q2 FY2022 Form 10-Q	19

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

U.S. Operating Statistics
Six months ended December 31,	2021	2020(1)	Change	% Change
Tax returns prepared: (in 000s) (2)
Company-owned operations	258	985	(727)	(73.8)%
Franchise operations	134	399	(265)	(66.4)%
Total assisted	392	1,384	(992)	(71.7)%
Desktop	34	350	(316)	(90.3)%
Online	117	752	(635)	(84.4)%
Total DIY	151	1,102	(951)	(86.3)%
Total U.S. Returns	543	2,486	(1,943)	(78.2)%
Net Average Charge: (3)
Company-owned operations	$250.10	$244.82	$5.28	2.2%
Franchise operations (4)	$256.48	$233.95	$22.53	9.6%
Online	$48.82	$56.02	$(7.20)	(12.9)%

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

20	Q2 FY2022 Form 10-Q| H&R Block, Inc.

RESULTS OF OPERATIONS

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended December 31,	2021	2020	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$30,845	$34,020	$(3,175)	(9.3)%
U.S. royalties	3,404	5,357	(1,953)	(36.5)%
U.S. DIY tax preparation	9,210	6,114	3,096	50.6%
International	27,907	26,637	1,270	4.8%
Refund Transfers	777	397	380	95.7%
Emerald Card®	24,830	9,962	14,868	149.2%
Peace of Mind® Extended Service Plan	17,315	18,570	(1,255)	(6.8)%
Tax Identity Shield®	5,200	4,809	391	8.1%
Interest and fee income on Emerald AdvanceSM	12,424	14,039	(1,615)	(11.5)%
Wave	19,497	14,837	4,660	31.4%
Other	7,407	7,223	184	2.5%
Total revenues	158,816	141,965	16,851	11.9%
Compensation and benefits:
Field wages	70,058	66,307	(3,751)	(5.7)%
Other wages	64,067	63,568	(499)	(0.8)%
Benefits and other compensation	30,207	27,650	(2,557)	(9.2)%
	164,332	157,525	(6,807)	(4.3)%
Occupancy	99,296	99,029	(267)	(0.3)%
Marketing and advertising	17,141	15,490	(1,651)	(10.7)%
Depreciation and amortization	35,631	39,699	4,068	10.2%
Bad debt	13,666	16,570	2,904	17.5%
Other	106,050	93,200	(12,850)	(13.8)%
Total operating expenses	436,116	421,513	(14,603)	(3.5)%
Other income (expense), net	1,467	538	929	172.7%
Interest expense on borrowings	(23,085)	(21,489)	(1,596)	(7.4)%
Pretax loss	(298,918)	(300,499)	1,581	0.5%
Income tax benefit	(109,845)	(46,510)	63,335	136.2%
Net loss from continuing operations	(189,073)	(253,989)	64,916	25.6%
Net loss from discontinued operations	(1,532)	(1,762)	230	13.1%
Net loss	$(190,605)	$(255,751)	$65,146	25.5%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.09)	$(1.38)	$0.29	21.0%
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$(1.10)	$(1.39)	$0.29	20.9%
Adjusted diluted EPS(1)	$(1.02)	$(1.28)	$0.26	20.3%
EBITDA (1)	$(240,202)	$(239,311)	$(891)	(0.4)%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended December 31, 2021 compared to December 31, 2020
Revenues increased $16.9 million, or 11.9%, from the prior year. Emerald Card® revenues increased $14.9 million, or 149.2% due to higher card activity which is a result of the IRS loading Child Tax Credits monthly to Emerald Cards®. Wave revenues increased $4.7 million, or 31.4%, due to higher small business payments processing volumes. U.S. DIY tax preparation revenues increased $3.1 million, or 50.6%, due to higher desktop software

H&R Block, Inc. |Q2 FY2022 Form 10-Q	21

volumes compared to the prior year. U.S. assisted tax preparation revenues decreased $3.2 million, or 9.3%, due to lower off-season tax return volumes and lower net average charge.
Total operating expenses increased $14.6 million, or 3.5%, from the prior year. Field wages increased $3.8 million, or 5.7%, due to Canadian wage subsidies received in the prior year and higher bonus accruals in our Australian tax operations. Benefits and other compensation increased $2.6 million, or 9.2%, primarily due to higher employee insurance expenses. Depreciation and amortization expense decreased $4.1 million, or 10.2%, due to lower amortization on acquired intangibles and depreciation on equipment. Bad debt decreased $2.9 million, or 17.5%, due to lower Emerald AdvanceSM volumes compared to the prior year.
Other expenses increased $12.9 million, or 13.8%. The components of other expenses are as follows:

				(in 000s)
Three months ended December 31,	2021	2020	$ Change	% Change
Consulting and outsourced services	$27,611	$24,279	$(3,332)	(13.7)%
Bank partner fees	2,550	1,369	(1,181)	(86.3)%
Client claims and refunds	6,200	6,347	147	2.3%
Employee and travel expenses	9,417	8,510	(907)	(10.7)%
Technology-related expenses	23,300	19,446	(3,854)	(19.8)%
Credit card/bank charges	17,710	12,404	(5,306)	(42.8)%
Insurance	4,350	2,182	(2,168)	(99.4)%
Legal fees and settlements	4,060	5,070	1,010	19.9%
Supplies	5,095	8,331	3,236	38.8%
Other	5,757	5,262	(495)	(9.4)%
	$106,050	$93,200	$(12,850)	(13.8)%

Consulting and outsourced services expense increased $3.3 million, or 13.7%, due to our strategic imperatives and data processing fees related to higher activity on Emerald Cards®. Technology-related expenses increased $3.9 million, or 19.8%, due to increased investments in information technology. Credit card and bank charges increased $5.3 million, or 42.8%, due to higher Wave small business payment processing fees and fees related to Emerald Cards®. Supplies expense decreased $3.2 million, or 38.8%, due to office supplies purchased in the prior year in response to the COVID-19 pandemic.
We recorded an income tax benefit of $109.8 million in the current year compared to a benefit of $46.5 million in the prior year, the increase is due to discrete tax items in the current year. The effective tax rate for the three months ended December 31, 2021, and 2020 was 36.7% and 15.5%, respectively. See Item 1, note 7 to the consolidated financial statements for additional discussion.

22	Q2 FY2022 Form 10-Q| H&R Block, Inc.

Consolidated - Financial Results		(in 000s, except per share amounts)
Six months ended December 31,	2021	2020	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$64,452	$241,187	$(176,735)	(73.3)%
U.S. royalties	10,762	28,009	(17,247)	(61.6)%
U.S. DIY tax preparation	13,271	53,577	(40,306)	(75.2)%
International	86,232	85,413	819	1.0%
Refund Transfers	2,442	6,510	(4,068)	(62.5)%
Emerald Card®	53,088	22,398	30,690	137.0%
Peace of Mind® Extended Service Plan	42,151	45,762	(3,611)	(7.9)%
Tax Identity Shield®	10,353	13,803	(3,450)	(25.0)%
Interest and fee income on Emerald AdvanceSM	12,903	14,565	(1,662)	(11.4)%
Wave	38,634	28,574	10,060	35.2%
Other	17,152	19,513	(2,361)	(12.1)%
Total revenues	351,440	559,311	(207,871)	(37.2)%
Compensation and benefits:
Field wages	126,137	158,852	32,715	20.6%
Other wages	122,131	126,636	4,505	3.6%
Benefits and other compensation	55,657	61,455	5,798	9.4%
	303,925	346,943	43,018	12.4%
Occupancy	195,118	195,879	761	0.4%
Marketing and advertising	27,214	30,982	3,768	12.2%
Depreciation and amortization	71,346	77,936	6,590	8.5%
Bad debt	14,709	17,090	2,381	13.9%
Other	191,200	170,782	(20,418)	(12.0)%
Total operating expenses	803,512	839,612	36,100	4.3%
Other income (expense), net	1,751	3,042	(1,291)	(42.4)%
Interest expense on borrowings	(45,915)	(56,186)	10,271	18.3%
Pretax loss	(496,236)	(333,445)	(162,791)	(48.8)%
Income tax benefit	(157,218)	(18,546)	138,672	747.7%
Net loss from continuing operations	(339,018)	(314,899)	(24,119)	(7.7)%
Net loss from discontinued operations	(3,188)	(3,108)	(80)	(2.6)%
Net loss	$(342,206)	$(318,007)	$(24,199)	(7.6)%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.93)	$(1.68)	$(0.25)	(14.9)%
Discontinued operations	(0.02)	(0.01)	(0.01)	(100.0)%
Consolidated	$(1.95)	$(1.69)	$(0.26)	(15.4)%
Adjusted diluted EPS(1)	$(1.80)	$(1.49)	$0.31	20.8%
EBITDA (1)	$(378,975)	$(199,323)	$(179,652)	(90.1)%

(1) All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Six months ended December 31, 2021 compared to December 31, 2020
Revenues decreased $207.9 million, or 37.2%, from the prior year. The decrease in revenue is due to lower tax return volumes in the current year as the 2019 tax season was extended to July 15, 2020 in the prior year period, whereas the 2020 tax season deadline of May 17, 2021 did not extend into the six month period ended December 31, 2021. This resulted in a decrease in U.S. tax preparation, royalty and Refund Transfer revenues.

H&R Block, Inc. |Q2 FY2022 Form 10-Q	23

Emerald Card® revenues increased $30.7 million, or 137.0%, due to higher card activity which is a result of the IRS loading Child Tax Credits monthly to Emerald Cards®. Wave revenues increased $10.1 million, or 35.2% due to higher small business payments processing volumes.
Total operating expenses decreased $36.1 million, or 4.3%, from the prior year period. Field wages decreased $32.7 million, or 20.6%, due to lower tax preparation volumes in the current year as a result of the tax season extension in the prior year. Other wages decreased $4.5 million, or 3.6%, due to an adjustment to prior year bonus accruals in the current year. Benefits and other compensation decreased $5.8 million, or 9.4%, due to lower payroll taxes as a result of lower wages. Depreciation and amortization expense decreased $6.6 million, or 8.5%, due primarily to lower amortization of acquired intangibles.
Other expenses increased $20.4 million, or 12.0%. The components of other expenses are as follows:

Six months ended December 31,	2021	2020	$ Change	% Change
Consulting and outsourced services	$53,468	$43,043	$(10,425)	(24.2)%
Bank partner fees	2,658	(1,065)	(3,723)	**
Client claims and refunds	12,215	10,873	(1,342)	(12.3)%
Employee and travel expenses	13,707	11,981	(1,726)	(14.4)%
Technology-related expenses	43,625	38,171	(5,454)	(14.3)%
Credit card/bank charges	32,671	25,882	(6,789)	(26.2)%
Insurance	7,681	6,224	(1,457)	(23.4)%
Legal fees and settlements	7,102	12,342	5,240	42.5%
Supplies	7,918	11,912	3,994	33.5%
Other	10,155	11,419	1,264	11.1%
	$191,200	$170,782	$(20,418)	(12.0)%

Consulting and outsourced services expense increased $10.4 million, or 24.2%, due to our strategic imperatives and data processing fees related to higher activity on Emerald Cards®. Technology-related expenses increased $5.5 million, or 14.3%, due to increased investments in information technology. Credit card and bank charges increased $6.8 million, or 26.2%, due to higher Wave small business payment processing fees and fees related to Emerald Cards®. Legal fees and settlements decreased $5.2 million, or 42.5%, due to a legal accrual in the prior year.
Interest expense on borrowings decreased $10.3 million, or 18.3%, primarily due to higher CLOC borrowings in the prior year.
We recorded an income tax benefit of $157.2 million in the current year compared to a benefit of $18.5 million in the prior year, the increase is due to discrete tax items in the current year. The effective tax rate for the six months ended December 31, 2021, and 2020 was 31.7% and 5.6%, respectively. See Item 1, note 7 to the consolidated financial statements for additional discussion.
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

24	Q2 FY2022 Form 10-Q| H&R Block, Inc.

Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of December 31, 2021 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the six months ended December 31, 2021 and 2020. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Six months ended December 31,	2021	2020
Net cash provided by (used in):
Operating activities	$(913,571)	$(702,840)
Investing activities	(57,444)	(58,720)
Financing activities	(149,883)	(1,281,587)
Effects of exchange rates on cash	(3,330)	11,030
Net decrease in cash, cash equivalents and restricted cash	$(1,124,228)	$(2,032,117)

Operating Activities. Cash used in operations totaled $913.6 million for the six months ended December 31, 2021 compared to $702.8 million in the prior year period. The change is primarily due to higher bonus payments, changes due to the expiration of tax statutes of limitations and an increase in our net loss in the current year as a result of the timing of the extended tax season in the prior year.
Investing Activities. Cash used in investing activities totaled $57.4 million for the six months ended December 31, 2021 compared to $58.7 million in the prior year period. The change is primarily due to a decrease in EA revolving loans funded and franchise loans funded.
Financing Activities. Cash used in financing activities totaled $149.9 million for the six months ended December 31, 2021 compared to $1.3 billion in the prior year period. The change is primarily due to the repayment of the $2.0 billion draw on our CLOC in the prior year, partially offset by new draws on our CLOC and the repurchase of shares in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $96.9 million and $100.2 million for the six months ended December 31, 2021 and 2020, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Our current share repurchase program has remaining authorization of $239.4 million which is effective through June 2022. During the six months ended December 31, 2021, we repurchased $324.6 million of our common stock at an average price of $24.24 per share. In the prior year period, we repurchased $150.1 million of our common stock at an average price of $15.83 per share.
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
    Capital Investment. Capital expenditures totaled $39.4 million and $34.8 million for the six months ended December 31, 2021 and 2020, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $19.3 million and $12.2 million during the six months ended December 31, 2021 and 2020, respectively. See Item 1, note 5 for additional information on our acquisitions.

H&R Block, Inc. |Q2 FY2022 Form 10-Q	25

    FINANCING RESOURCES – The CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We had an outstanding balance of $275.0 million under the CLOC as of December 31, 2021 and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of December 31, 2021.
We intend to redeem the $500.0 million in principal outstanding of our 5.500% notes due November 2022 by the end of the fiscal year.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of December 31, 2021 and June 30, 2021:

As of	December 31, 2021			June 30, 2021
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable
Other than described above, there have been no material changes in our borrowings from those reported in our April 30, 2021 Annual Report to Shareholders on Form 10-K or our June 30, 2021 Transition Report filed on Form 10-Q.
CASH AND OTHER ASSETS – As of December 31, 2021, we held cash and cash equivalents, excluding restricted amounts, of $336.3 million, including $164.3 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of December 31, 2021.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an decrease of $3.3 million during the six months ended December 31, 2021 and in an increase of $11.0 million during the six months ended December 31, 2020.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – Except as described in Recent Developments related to our amended PMA agreement with Meta and in Item 1, note 8 related to the Emerald Advance℠ purchase participation interest, there have been no material changes in our contractual obligations and commercial commitments from those reported in our April 30, 2021 Annual Report to Shareholders on Form 10-K or our June 30, 2021 Transition Report filed on Form 10-Q.
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

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	December 31, 2021	June 30, 2021
Current assets	$295,276	$50,737
Noncurrent assets	2,177,911	2,155,650
Current liabilities	592,322	81,388
Noncurrent liabilities	1,771,014	1,994,582

26	Q2 FY2022 Form 10-Q| H&R Block, Inc.

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Six months ended December 31, 2021	Two months ended June 30, 2021
Total revenues	$68,095	$22,978
Income (loss) from continuing operations before income taxes	(22,214)	2,504
Net income (loss) from continuing operations	(12,811)	2,953
Net income (loss)	(16,000)	1,444

The table above reflects $2.1 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of December 31, 2021 and June 30, 2021.
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

H&R Block, Inc. |Q2 FY2022 Form 10-Q	27

The following is a reconciliation of net income (loss) to EBITDA from continuing operations, which is a non-GAAP financial measure:

				(in 000s)
	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Net loss - as reported	$(190,605)	$(255,751)	$(342,206)	$(318,007)
Discontinued operations, net	1,532	1,762	3,188	3,108
Net loss from continuing operations - as reported	(189,073)	(253,989)	(339,018)	(314,899)
Add back:
Income tax benefit	(109,845)	(46,510)	(157,218)	(18,546)
Interest expense	23,085	21,489	45,915	56,186
Depreciation and amortization	35,631	39,699	71,346	77,936
	(51,129)	14,678	(39,957)	115,576
EBITDA from continuing operations	$(240,202)	$(239,311)	$(378,975)	$(199,323)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Net loss from continuing operations - as reported	$(189,073)	$(253,989)	$(339,018)	$(314,899)
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	14,292	16,531	29,162	34,169
Tax effect of adjustments (1)	(1,922)	2,086	(5,557)	232
Adjusted net loss from continuing operations	$(176,703)	$(235,372)	$(315,413)	$(280,498)
Diluted loss per share from continuing operations - as reported	$(1.09)	$(1.38)	$(1.93)	$(1.68)
Adjustments, net of tax	0.07	0.10	0.13	0.19
Adjusted diluted loss per share from continuing operations	$(1.02)	$(1.28)	$(1.80)	$(1.49)

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

28	Q2 FY2022 Form 10-Q| H&R Block, Inc.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

H&R Block, Inc. |Q2 FY2022 Form 10-Q	29

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended December 31, 2021 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	—	$—	—	$398,131
November 1 - November 30	3,422	$24.66	3,420	$313,797
December 1 - December 31	3,169	$23.47	3,169	$239,433
	6,591	$24.09	6,589

(1)We purchased approximately 2 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. In June 2019, our Board of Directors extended the share repurchase program through June 2022.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

30	Q2 FY2022 Form 10-Q| H&R Block, Inc.

ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1	H&R Block Deferred Compensation Plan for Executives, as amended and restated effective January 1, 2022.
10.2
First Amendment to Program Management Agreement, dated December 20, 2021, by and between Emerald Financial Services, LLC and MetaBank, N.A., filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed December 23, 2021, file number 1-06089, is incorporated herein by reference.

10.3
Executive Severance Plan, as approved on November 4, 2021, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed November 8, 2021, file number 1-06089, is incorporated herein by reference.

10.4
Employment Agreement dated November 4, 2021, among H&R Block, Inc., HRB Professional Resources LLC, and Jeffrey J. Jones II, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed November 4, 2021, file number 1-06089, is incorporated herein by reference.

22
List of Guarantor and Issuer Subsidiaries, filed as Exhibit 22 to the Company’s transition report on Form 10-Q for the two months ending June 30, 2021, file number 1-06089, is incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

H&R Block, Inc. |Q2 FY2022 Form 10-Q	31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
February 4, 2022

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
February 4, 2022

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
February 4, 2022

32	Q2 FY2022 Form 10-Q| H&R Block, Inc.