Form 10-Q
period 2022-03-31
H&R BLOCK INC
filed 2022-05-10
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on April 29, 2022: 159,594,159 shares.

Form 10-Q for the Period ended March 31, 2022

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME			(unaudited, in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
REVENUES:
Service revenues	$1,841,122	$1,763,693	$2,151,824	$2,262,663
Royalty, product and other revenues	220,635	219,871	261,373	280,212
	2,061,757	1,983,564	2,413,197	2,542,875
OPERATING EXPENSES:
Costs of revenues	831,455	795,494	1,362,310	1,350,730
Selling, general and administrative	344,937	336,833	617,594	621,209
Total operating expenses	1,176,392	1,132,327	1,979,904	1,971,939

Other income (expense), net	238	449	1,989	3,491
Interest expense on borrowings	(23,746)	(22,471)	(69,661)	(78,657)
Income from continuing operations before income taxes	861,857	829,215	365,621	495,770
Income taxes	186,884	69,543	29,666	50,997
Net income from continuing operations	674,973	759,672	335,955	444,773
Net loss from discontinued operations, net of tax benefits of $539, $793, $1,495 and $3,317	(1,796)	(1,425)	(4,984)	(4,533)
NET INCOME	$673,177	$758,247	$330,971	$440,240
BASIC EARNINGS PER SHARE:
Continuing operations	$4.13	$4.15	$1.95	$2.38
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.03)
Consolidated	$4.12	$4.14	$1.92	$2.35
DILUTED EARNINGS PER SHARE:
Continuing operations	$4.06	$4.09	$1.92	$2.35
Discontinued operations	(0.01)	(0.01)	(0.03)	(0.02)
Consolidated	$4.05	$4.08	$1.89	$2.33
DIVIDENDS DECLARED PER SHARE	$0.27	$0.26	$0.81	$0.78
COMPREHENSIVE INCOME:
Net income	$673,177	$758,247	$330,971	$440,240
Change in foreign currency translation adjustments	5,595	3,955	(3,926)	34,753
Other comprehensive income (loss)	5,595	3,955	(3,926)	34,753
Comprehensive income	$678,772	$762,202	$327,045	$474,993

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q3 FY2022 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	March 31, 2022	June 30, 2021
ASSETS
Cash and cash equivalents	$1,041,740	$1,434,381
Cash and cash equivalents - restricted	135,314	149,783
Receivables, less allowance for credit losses of $61,512 and $77,518	261,602	88,932
Income taxes receivable	340,355	330,872
Prepaid expenses and other current assets	89,025	76,414
Total current assets	1,868,036	2,080,382
Property and equipment, at cost, less accumulated depreciation and amortization of $881,841 and $842,861	133,036	139,276
Operating lease right of use assets	390,758	445,847
Intangible assets, net	322,836	351,093
Goodwill	764,428	754,521
Deferred tax assets and income taxes receivable	236,792	181,996
Other noncurrent assets	65,241	61,273
Total assets	$3,781,127	$4,014,388
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$225,708	$164,269
Accrued salaries, wages and payroll taxes	227,075	168,989
Accrued income taxes and reserves for uncertain tax positions	337,363	238,863
Current portion of long-term debt	499,395	—
Operating lease liabilities	187,263	214,190
Deferred revenue and other current liabilities	216,073	196,175
Total current liabilities	1,692,877	982,486
Long-term debt	1,486,530	1,983,719
Deferred tax liabilities and reserves for uncertain tax positions	218,461	301,658
Operating lease liabilities	210,866	244,932
Deferred revenue and other noncurrent liabilities	127,537	113,535
Total liabilities	3,736,271	3,626,330
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 193,571,309 and 216,655,616	1,936	2,167
Additional paid-in capital	767,869	779,465
Accumulated other comprehensive income (loss)	(3,838)	88
Retained earnings (deficit)	(56,790)	286,694
Less treasury shares, at cost, of 33,978,937 and 34,842,125	(664,321)	(680,356)
Total stockholders' equity	44,856	388,058
Total liabilities and stockholders' equity	$3,781,127	$4,014,388

See accompanying notes to consolidated financial statements.

2	Q3 FY2022 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Nine months ended March 31,	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$330,971	$440,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,462	117,037
Provision	59,778	60,428
Deferred taxes	(85,122)	5,763
Stock-based compensation	19,988	21,232
Changes in assets and liabilities, net of acquisitions:
Receivables	(233,362)	(336,868)
Prepaid expenses, other current and noncurrent assets	(16,525)	(37,054)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	122,112	257,034
Deferred revenue, other current and noncurrent liabilities	36,960	30,783
Income tax receivables, accrued income taxes and income tax reserves	36,244	(52,516)
Other, net	(5,378)	(4,723)
Net cash provided by operating activities	373,128	501,356
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,718)	(44,220)
Payments made for business acquisitions, net of cash acquired	(25,465)	(15,495)
Franchise loans funded	(18,468)	(26,745)
Payments from franchisees	17,714	28,477
Other, net	7,831	7,969
Net cash used in investing activities	(71,106)	(50,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(705,000)	(3,275,000)
Proceeds from line of credit borrowings	705,000	1,275,000
Repayments of long-term debt	—	(650,000)
Proceeds from issuance of long-term debt	—	647,965
Dividends paid	(143,435)	(147,887)
Repurchase of common stock, including shares surrendered	(555,247)	(188,892)
Proceeds from exercise of stock options	4,605	2,228
Other, net	(13,389)	(19,680)
Net cash used in financing activities	(707,466)	(2,356,266)
Effects of exchange rate changes on cash	(1,666)	10,370
Net decrease in cash and cash equivalents, including restricted balances	(407,110)	(1,894,554)
Cash, cash equivalents and restricted cash, beginning of period	1,584,164	2,769,947
Cash, cash equivalents and restricted cash, end of period	$1,177,054	$875,393
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$76,894	$100,118
Interest paid on borrowings	58,009	77,398
Accrued additions to property and equipment	1,336	977
New operating right of use assets and related lease liabilities	126,726	94,260
Accrued dividends payable to common shareholders	43,041	47,181

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2022 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2021	216,656	$2,167	$779,465	$88	$286,694	(34,842)	$(680,356)	$388,058
Net loss	—	—	—	—	(151,601)	—	—	(151,601)
Other comprehensive loss	—	—	—	(11,177)	—	—	—	(11,177)
Stock-based compensation	—	—	5,627	—	—	—	—	5,627
Stock-based awards exercised or vested	—	—	(10,328)	—	(291)	705	13,765	3,146
Acquisition of treasury shares(2)	—	—	—	—	—	(205)	(4,817)	(4,817)
Repurchase and retirement of common shares	(6,802)	(68)	(4,081)	—	(161,619)	—	—	(165,768)
Cash dividends declared - $0.27 per share	—	—	—	—	(47,940)	—	—	(47,940)
Balances as of September 30, 2021	209,854	$2,099	$770,683	$(11,089)	$(74,757)	(34,342)	$(671,408)	$15,528
Net loss	—	—	—	—	(190,605)	—	—	(190,605)
Other comprehensive income	—	—	—	1,656	—	—	—	1,656
Stock-based compensation	—	—	5,640	—	—	—	—	5,640
Stock-based awards exercised or vested	—	—	(1,709)	—	(219)	122	2,400	472
Acquisition of treasury shares(2)	—	—	—	—	—	(2)	(52)	(52)
Repurchase and retirement of common shares	(6,589)	(66)	(3,953)	—	(154,778)	—	—	(158,797)
Cash dividends declared - $0.27 per share	—	—	—	—	(46,497)	—	—	(46,497)
Balances as of December 31, 2021	203,265	$2,033	$770,661	$(9,433)	$(466,856)	(34,222)	$(669,060)	$(372,655)
Net income	—	—	—	—	673,177	—	—	673,177
Other comprehensive income	—	—	—	5,595	—	—	—	5,595
Stock-based compensation	—	—	5,619	—	—	—	—	5,619
Stock-based awards exercised or vested	—	—	(2,595)	—	(201)	244	4,771	1,975
Acquisition of treasury shares(2)	—	—	—	—	—	(1)	(32)	(32)
Repurchase and retirement of common shares	(9,694)	(97)	(5,816)	—	(219,868)	—	—	(225,781)
Cash dividends declared - $0.27 per share	—	—	—	—	(43,042)	—	—	(43,042)
Balances as of March 31, 2022	193,571	$1,936	$767,869	$(3,838)	$(56,790)	(33,979)	$(664,321)	$44,856

(1) The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2)Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

4	Q3 FY2022 Form 10-Q| H&R Block, Inc.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2020	228,207	$2,282	$772,943	$(39,781)	$(18,455)	(35,478)	$(692,187)	$24,802
Net loss	—	—	—	—	(62,256)	—	—	(62,256)
Other comprehensive income	—	—	—	8,816	—	—	—	8,816
Stock-based compensation	—	—	7,259	—	—	—	—	7,259
Stock-based awards exercised or vested	—	—	(2,613)	—	(636)	215	4,176	927
Acquisition of treasury shares(2)	—	—	—	—	—	(42)	(596)	(596)
Repurchase and retirement of common shares	(5,957)	(60)	(3,514)	—	(84,884)	—	—	(88,458)
Cash dividends declared - $0.26 per share	—	—	—	—	(50,154)	—	—	(50,154)
Balances as of September 30, 2020	222,250	$2,222	$774,075	$(30,965)	$(216,385)	(35,305)	$(688,607)	$(159,660)
Net loss	—	—	—	—	(255,751)	—	—	(255,751)
Other comprehensive income	—	—	—	21,982	—	—	—	21,982
Stock-based compensation	—	—	5,181	—	—	—	—	5,181
Stock-based awards exercised or vested	—	—	(134)	—	(220)	8	144	(210)
Acquisition of treasury shares(2)	—	—	—	—	—	(3)	(44)	(44)
Repurchase and retirement of common shares	(3,531)	(35)	(2,083)	—	(59,566)	—	—	(61,684)
Cash dividends declared - $0.26 per share	—	—	—	—	(47,689)	—	—	(47,689)
Balances as of December 31, 2020	218,719	$2,187	$777,039	$(8,983)	$(579,611)	(35,300)	$(688,507)	$(497,875)
Net income	—	—	—	—	758,247	—	—	758,247
Other comprehensive income	—	—	—	3,955	—	—	—	3,955
Stock-based compensation	—	—	6,943	—	—	—	—	6,943
Stock-based awards exercised or vested	—	—	(1,071)	—	(214)	111	2,174	889
Acquisition of treasury shares(2)	—	—	—	—	—	(2)	(39)	(39)
Repurchase and retirement of common shares	(2,063)	(20)	(1,219)	—	(36,832)	—	—	(38,071)
Cash dividends declared - $0.26 per share	—	—	—	—	(47,181)	—	—	(47,181)
Balances as of March 31, 2021	216,656	$2,167	$781,692	$(5,028)	$94,409	(35,191)	$(686,372)	$186,868

(1) The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q3 FY2022 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of March 31, 2022 and June 30, 2021, the consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2022 and 2021, the consolidated statements of cash flows for the nine months ended March 31, 2022 and 2021, and the consolidated statements of stockholders' equity for the three and nine months ended March 31, 2022 and 2021 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2022 and 2021 and for all periods presented, have been made.
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
On March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020, shifting a portion of revenues and expenses from that tax season into the nine months ended March 31, 2021. This extension impacted the typical seasonality of our business and the comparability of our financial results.
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

6	Q3 FY2022 Form 10-Q| H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. tax services business. The following table disaggregates our U.S. tax services revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

				(in 000s)
	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Revenues:
U.S. assisted tax preparation	$1,392,142	$1,290,892	$1,456,594	$1,532,079
U.S. royalties	158,786	150,117	169,548	178,126
U.S. DIY tax preparation	175,184	181,294	188,455	234,871
International	65,232	62,869	151,464	148,282
Refund Transfers	132,223	134,799	134,665	141,309
Emerald Card®	50,660	73,647	103,748	96,045
Peace of Mind® Extended Service Plan	17,222	17,668	59,373	63,430
Tax Identity Shield®	9,078	8,643	19,431	22,446
Interest and fee income on Emerald AdvanceSM	30,535	38,247	43,438	52,812
Wave	20,111	16,082	58,745	44,656
Other	10,584	9,306	27,736	28,819
Total revenues	$2,061,757	$1,983,564	$2,413,197	$2,542,875

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Nine months ended March 31,	2022	2021	2022	2021
Balances as of July 1,	$172,759	$167,827	$17,867	$18,707
Amounts deferred	80,801	87,175	9,006	8,712
Amounts recognized on previous deferrals	(69,075)	(73,683)	(6,786)	(8,068)
Balances as of March 31,	$184,485	$181,319	$20,087	$19,351

As of March 31, 2022, deferred revenue related to POM was $184.5 million. We expect that $101.2 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of March 31, 2022 and 2021, Tax Identity Shield® (TIS) deferred revenue was $37.4 million and $38.2 million, respectively. Deferred revenue related to TIS was $28.3 million and $28.8 million as of June 30, 2021 and June 30, 2020, respectively. All deferred revenue related to TIS will be recognized by April 2023.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.3 million and 0.6 million shares for the three and nine months ended March 31, 2022, respectively, and 0.6 million and 0.9 million shares for the three and nine months ended March 31, 2021, respectively, as the effect would be antidilutive.

H&R Block, Inc. |Q3 FY2022 Form 10-Q	7

The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Net income from continuing operations attributable to shareholders	$674,973	$759,672	$335,955	$444,773
Amounts allocated to participating securities	(3,061)	(3,374)	(1,543)	(1,908)
Net income from continuing operations attributable to common shareholders	$671,912	$756,298	$334,412	$442,865
Basic weighted average common shares	162,777	182,204	171,481	186,162
Potential dilutive shares	2,835	2,701	2,661	1,971
Dilutive weighted average common shares	165,612	184,905	174,142	188,133
Earnings per share from continuing operations attributable to common shareholders:
Basic	$4.13	$4.15	$1.95	$2.38
Diluted	4.06	4.09	1.92	2.35

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – During the nine months ended March 31, 2022, we granted 1.6 million shares under our stock-based compensation plan. We granted awards of 0.7 million shares under our stock-based compensation plans during the nine months ended March 31, 2021. The increase in shares granted compared to the prior year is a result of the change in timing of grants due to the change in our fiscal year. Stock-based compensation expense of our continuing operations totaled $6.8 million and $20.0 million for the three and nine months ended March 31, 2022, respectively, and $7.8 million and $21.2 million for the three and nine months ended March 31, 2021, respectively. As of March 31, 2022, unrecognized compensation cost for stock options totaled $0.5 million, and for nonvested shares and units totaled $44.9 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	March 31, 2022		June 30, 2021
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$14,499	$26,411	$9,497	$28,026
Receivables for U.S. assisted and DIY tax preparation and related fees	120,483	3,215	41,900	3,793
H&R Block Instant RefundTM receivables	38,213	1,547	2,357	159
H&R Block Emerald Advance® lines of credit	8,510	12,775	8,248	8,089
Software receivables from retailers	9,126	—	2,910	—
Royalties and other receivables from franchisees	48,562	98	6,167	178
Wave payment processing receivables	1,879	—	2,187	—
Other	20,330	1,212	15,666	1,350
Total	$261,602	$45,258	$88,932	$41,595

8	Q3 FY2022 Form 10-Q| H&R Block, Inc.

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of March 31, 2022 and June 30, 2021, loans with a principal balance more than 90 days past due, or on non-accrual status, are not material.
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
Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by tax return year of origination, as of March 31, 2022 are as follows:

		(in 000s)
Tax return year of origination:	Balance	Non-Accrual
2021	$40,565	$—
2020 and prior	266	266
	40,831	$266
Allowance	(1,071)
Net balance	$39,760

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
Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by fiscal year of origination, as of March 31, 2022 are as follows:

(in 000s)
Fiscal year of origination:	Balance	Non-Accrual
2022	$32,795	$32,795
2021 and prior	777	777
Revolving loans	12,837	12,246
	46,409	$45,818
Allowance	(25,124)
Net balance	$21,285

H&R Block, Inc. |Q3 FY2022 Form 10-Q	9

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for our EA and all other short-term and long-term receivables for the nine months ended March 31, 2022 and 2021 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2021	$27,704	$60,272	$87,976
Provision	13,797	45,981	59,778
Charge-offs, recoveries and other	(16,377)	(60,343)	(76,720)
Balances as of March 31, 2022	$25,124	$45,910	$71,034
Balances as of July 1, 2020	$32,034	$52,166	$84,200
Provision	13,411	47,017	60,428
Charge-offs, recoveries and other	(18,650)	(54,092)	(72,742)
Balances as of March 31, 2021	$26,795	$45,091	$71,886

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended March 31, 2022 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2021	$892,818	$(138,297)	$754,521
Acquisitions	12,667	—	12,667
Disposals and foreign currency changes, net	(2,760)	—	(2,760)
Impairments	—	—	—
Balances as of March 31, 2022	$902,725	$(138,297)	$764,428

In conjunction with our annual impairment test, we tested goodwill for impairment during the quarter and did not identify any impairment.

10	Q3 FY2022 Form 10-Q| H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of March 31, 2022:
Reacquired franchise rights	$378,257	$(193,589)	$184,668
Customer relationships	328,161	(272,947)	55,214
Internally-developed software	169,708	(134,990)	34,718
Noncompete agreements	41,710	(37,231)	4,479
Franchise agreements	19,201	(17,068)	2,133
Purchased technology	122,700	(85,281)	37,419
Trade name	5,800	(1,595)	4,205
	$1,065,537	$(742,701)	$322,836
As of June 30, 2021:
Reacquired franchise rights	$370,405	$(182,366)	$188,039
Customer relationships	316,547	(255,294)	61,253
Internally-developed software	160,315	(119,460)	40,855
Noncompete agreements	41,228	(35,802)	5,426
Franchise agreements	19,201	(16,108)	3,093
Purchased technology	122,700	(74,913)	47,787
Trade name	5,800	(1,160)	4,640
	$1,036,196	$(685,103)	$351,093

We made payments to acquire businesses totaling $25.5 million and $15.5 million during the nine months ended March 31, 2022 and 2021, respectively. The amounts and weighted-average lives of intangible assets acquired during the nine months ended March 31, 2022, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Internally-developed software	$9,427	3
Customer relationships	13,029	5
Reacquired franchise rights	8,130	5
Noncompete agreements	496	5
Total	$31,082	4

Amortization of intangible assets for the three and nine months ended March 31, 2022 was $19.5 million and $58.7 million, respectively, compared to $20.7 million and $62.1 million for the three and nine months ended March 31, 2021, respectively. Estimated amortization of intangible assets for fiscal years ending June 30, 2022, 2023, 2024, 2025 and 2026 is $77.3 million, $64.2 million, $44.6 million, $23.9 million and $16.3 million, respectively.

H&R Block, Inc. |Q3 FY2022 Form 10-Q	11

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	March 31, 2022	June 30, 2021
Senior Notes, 5.500%, due November 2022	$500,000	$500,000
Senior Notes, 5.250%, due October 2025	350,000	350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Debt issuance costs and discounts	(14,075)	(16,281)
Total long-term debt	1,985,925	1,983,719
Less: Current portion	(499,395)	—
Long-term portion	$1,486,530	$1,983,719
Estimated fair value of long-term debt	$1,964,000	$2,123,000

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of March 31, 2022.
We had no outstanding balance under our CLOC and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $427.5 million as of March 31, 2022.
SUBSEQUENT EVENT – On April 1, 2022, we sent a notice of redemption to the trustee to fully redeem our outstanding $500 million 5.500% Senior Notes originally due in November 2022 (2022 Senior Notes). The redemption price is equal to 100% of the outstanding principal amount of the 2022 Senior Notes, plus accrued and unpaid interest up to, but not including, the redemption date. The 2022 Senior Notes were redeemed on May 2, 2022.
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

12	Q3 FY2022 Form 10-Q| H&R Block, Inc.

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
We had gross unrecognized tax benefits of $225.9 million as of March 31, 2022 and $264.3 million as of June 30, 2021. The gross unrecognized tax benefits decreased $38.4 million during the nine months ended March 31, 2022. The decrease is related to federal and state statute of limitation periods expiring in the current year. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $33.3 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under examination. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 8.1% and 10.3% for the nine months ended March 31, 2022 and 2021, respectively. Discrete items decreased the effective tax rate by 14.4% and 2.3% for the nine months ended March 31, 2022 and 2021, respectively. A discrete income tax benefit of $52.6 million and $11.4 million were recorded in the nine months ended March 31, 2022 and 2021, respectively. The discrete tax benefit recorded in the current period primarily resulted from federal and state statute of limitations expirations. The discrete tax benefit recorded in the prior period primarily resulted from settlements with taxing authorities and statute of limitations expirations. The impact discrete tax items have on our tax rate through the third quarter are slightly exaggerated versus the impact discrete tax items have on the full fiscal year tax rate.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $13.8 million and $12.6 million as of March 31, 2022 and June 30, 2021, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $13.9 million and $17.3 million as of March 31, 2022 and June 30, 2021, respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $25.5 million at March 31, 2022, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $16.1 million.
In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. During the first quarter, we applied for employee retention credits related to calendar year 2020. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, which could include the completion of any potential audit or examination, or the expiration of the related statute of limitations.
Emerald AdvanceSM lines of credit (EAs) are originated by MetaBank®, N.A. (Meta). We purchase a 90% participation interest, at par, in all EAs originated by Meta in accordance with our participation agreement. At

H&R Block, Inc. |Q3 FY2022 Form 10-Q	13

March 31, 2022, the principal balance of purchased participation interests for the current year totaled $256.5 million.
Refund Advance loans are originated by Meta and offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by Meta. We pay fees primarily based on loan size and customer type. We have provided a guarantee up to $18.0 million related to certain loans to clients prior to the IRS accepting electronic filing. At March 31, 2022, we accrued an estimated liability of $0.6 million related to this guarantee, compared to $2.4 million at March 31, 2021.
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of March 31, 2022. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of March 31, 2022 and June 30, 2021 our total accrued liabilities were $1.7 million and $1.6 million, respectively.
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

14	Q3 FY2022 Form 10-Q| H&R Block, Inc.

defenses to the claims being asserted, discovery from other parties and investigation of factual allegations, rulings by courts on motions or appeals, analysis by experts, or the status or terms of any settlement negotiations.
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of March 31, 2022, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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
On September 26, 2019, a putative class action complaint was filed against H&R Block, Inc., HRB Tax Group, Inc., HRB Digital LLC and Free File, Inc. in the United States District Court for the Western District of Missouri (Case No. 4:19-cv-00788-GAF) styled Swanson v. H&R Block, Inc., et al. The plaintiff sought to represent both a nationwide class and a California subclass of all persons eligible for the IRS Free File Program who paid to use an H&R Block product to file an online tax return for the 2002 through 2018 tax filing years. The plaintiff generally alleged unlawful, unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Consumers Legal Remedies Act, California Civil Code §§1750, et seq., California False Advertising Law, California Business and Professions Code §§17500, et seq., California Unfair Competition Law, California Business and Professions Code §§17200, et seq., in addition to breach of contract and fraud. The plaintiff sought injunctive relief, disgorgement, compensatory damages, statutory damages, punitive damages, interest, attorneys’ fees and costs. The court granted a motion to dismiss filed by defendant Free File, Inc. for lack of personal jurisdiction. The court subsequently granted our motion to compel arbitration and stayed the case pending the outcome of individual arbitration. The plaintiff filed a claim in arbitration, which was dismissed on February 7, 2022. The plaintiff’s lawsuit was dismissed on March 2, 2022. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
We have also received and are responding to certain governmental inquiries relating to the IRS Free File Program.

H&R Block, Inc. |Q3 FY2022 Form 10-Q	15

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
On May 31, 2012, a lawsuit was filed by Homeward Residential, Inc. (Homeward) in the Supreme Court of the State of New York, County of New York, against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Index No. 651885/2012). SCC removed the case to the United States District Court for the Southern District of New York on June 28, 2012 (Case No. 12-cv-5067). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-2 and for the benefit of the trustee and the certificate holders of such trust, asserted claims for breach of contract, anticipatory breach, indemnity, and declaratory judgment in connection with alleged losses incurred as a result of the breach of representations and warranties relating to SCC and to loans sold to the trust. The trust was originally collateralized with approximately 7,500 loans. The plaintiff sought specific

16	Q3 FY2022 Form 10-Q| H&R Block, Inc.

performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses, as well as a repurchase of all loans due to alleged misrepresentations by SCC as to itself and as to the loans' compliance with its underwriting standards and the value of underlying real estate. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase, anticipatory breach, indemnity, and declaratory judgment. The case proceeded on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. Discovery in the case closed on September 30, 2019, with motions for summary judgment filed on December 6, 2019. On November 9, 2020, the court granted SCC's motion for summary judgment and dismissed Homeward's claims in their entirety as untimely under the applicable statute of limitations. Homeward filed an appeal to the Second Circuit Court of Appeals, which was denied on February 10, 2022. Homeward subsequently filed a petition for panel rehearing with the Second Circuit, which was denied on March 15, 2022. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
On September 28, 2012, a second lawsuit was filed by Homeward in the United States District Court for the Southern District of New York against SCC styled Homeward Residential, Inc. v. Sand Canyon Corporation (Case No. 12-cv-7319). The plaintiff, in its capacity as the master servicer for Option One Mortgage Loan Trust 2006-3 and for the benefit of the trustee and the certificate holders of such trust, asserted claims for breach of contract and indemnity in connection with losses allegedly incurred as a result of the breach of representations and warranties relating to 96 loans sold to the trust. The trust was originally collateralized with approximately 7,500 loans. The plaintiff sought specific performance of alleged repurchase obligations or damages to compensate the trust and its certificate holders for alleged actual and anticipated losses. In response to a motion filed by SCC, the court dismissed the plaintiff's claims for breach of the duty to cure or repurchase and for indemnification of its costs associated with the litigation. On September 30, 2016, the court granted a motion allowing the plaintiff to file a second amended complaint to include breach of contract claims with respect to 649 additional loans in the trust and to allow such claims with respect to other loans in the trust proven to be in material breach of SCC’s representations and warranties. SCC filed a motion for reconsideration, followed by a motion for leave to appeal the ruling, both of which were denied. On October 6, 2016, the plaintiff filed its second amended complaint. In response to a motion filed by SCC, the court dismissed the plaintiff's claim for breach of one of the representations. The case proceeded on the remaining claims. Representatives of a holder of certificates in the trust filed a motion to intervene to add H&R Block, Inc. to the lawsuit and assert claims against H&R Block, Inc. based on alter ego, corporate veil-piercing, and agency law. On February 12, 2018, the court denied the motion to intervene. The settlement payments that were made in fiscal year 2018 for representation and warranty claims related to some of the loans in this case. Discovery in the case closed on September 30, 2019, with motions for summary judgment filed on December 6, 2019. On November 9, 2020, the court granted SCC's motion for summary judgment and dismissed Homeward's claims in their entirety as untimely under the applicable statute of limitations. Homeward filed an appeal to the Second Circuit Court of Appeals, which was denied on February 10, 2022. Homeward subsequently filed a petition for panel rehearing with the Second Circuit, which was denied on March 15, 2022. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

H&R Block, Inc. |Q3 FY2022 Form 10-Q	17

is unavailable or insufficient to cover all of the losses and expenses involved. We have not concluded that a loss related to any of these indemnification or contribution claims is probable, nor have we accrued a liability related to any of these claims.
If the amount that SCC is ultimately required to pay with respect to claims and litigation related to its past sales and securitizations of mortgage loans, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants may also attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of March 31, 2022, total approximately $265 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
On April 1, 2022, we sent a notice of redemption to the trustee to fully redeem our outstanding $500 million 5.500% Senior Notes originally due in November 2022 (2022 Senior Notes). The redemption price is equal to 100% of the outstanding principal amount of the 2022 Senior Notes, plus accrued and unpaid interest up to, but not including, the redemption date. The 2022 Senior Notes were redeemed on May 2, 2022.
FINANCIAL OVERVIEW
On March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020, shifting a portion of revenues and expenses from that tax season into the nine months ended March 31, 2021. This extension impacted the typical seasonality of our business and the comparability of our financial results.

18	Q3 FY2022 Form 10-Q| H&R Block, Inc.

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

U.S. Operating Statistics
Nine months ended March 31,	2022	2021(1)	Change	% Change
Tax returns prepared: (in 000s) (2)
Company-owned operations	6,209	6,925	(716)	(10.3)%
Franchise operations	2,300	2,674	(374)	(14.0)%
Total assisted	8,509	9,599	(1,090)	(11.4)%
Desktop	1,043	1,405	(362)	(25.8)%
Online	4,457	5,459	(1,002)	(18.4)%
Total DIY	5,500	6,864	(1,364)	(19.9)%
Total U.S. Returns	14,009	16,463	(2,454)	(14.9)%
Net Average Charge: (3)
Company-owned operations	$234.59	$221.25	$13.34	6.0%
Franchise operations (4)	$229.64	$210.56	$19.08	9.1%
Online	$32.53	$34.36	$(1.83)	(5.3)%

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

H&R Block, Inc. |Q3 FY2022 Form 10-Q	19

RESULTS OF OPERATIONS

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended March 31,	2022	2021	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$1,392,142	$1,290,892	$101,250	7.8%
U.S. royalties	158,786	150,117	8,669	5.8%
U.S. DIY tax preparation	175,184	181,294	(6,110)	(3.4)%
International	65,232	62,869	2,363	3.8%
Refund Transfers	132,223	134,799	(2,576)	(1.9)%
Emerald Card®	50,660	73,647	(22,987)	(31.2)%
Peace of Mind® Extended Service Plan	17,222	17,668	(446)	(2.5)%
Tax Identity Shield®	9,078	8,643	435	5.0%
Interest and fee income on Emerald AdvanceSM	30,535	38,247	(7,712)	(20.2)%
Wave	20,111	16,082	4,029	25.1%
Other	10,584	9,306	1,278	13.7%
Total revenues	2,061,757	1,983,564	78,193	3.9%
Compensation and benefits:
Field wages	435,345	409,741	(25,604)	(6.2)%
Other wages	78,584	78,181	(403)	(0.5)%
Benefits and other compensation	91,051	92,825	1,774	1.9%
	604,980	580,747	(24,233)	(4.2)%
Occupancy	111,405	113,759	2,354	2.1%
Marketing and advertising	196,582	183,109	(13,473)	(7.4)%
Depreciation and amortization	36,116	39,100	2,984	7.6%
Bad debt	45,051	46,066	1,015	2.2%
Other	182,258	169,546	(12,712)	(7.5)%
Total operating expenses	1,176,392	1,132,327	(44,065)	(3.9)%
Other income (expense), net	238	449	(211)	(47.0)%
Interest expense on borrowings	(23,746)	(22,471)	(1,275)	(5.7)%
Pretax income	861,857	829,215	32,642	3.9%
Income taxes	186,884	69,543	(117,341)	(168.7)%
Net income from continuing operations	674,973	759,672	(84,699)	(11.1)%
Net loss from discontinued operations	(1,796)	(1,425)	(371)	(26.0)%
Net income	$673,177	$758,247	$(85,070)	(11.2)%
DILUTED EARNINGS PER SHARE:
Continuing operations	$4.06	$4.09	$(0.03)	(0.7)%
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$4.05	$4.08	$(0.03)	(0.7)%
Adjusted diluted EPS(1)	$4.11	$4.11	$—	—%
EBITDA (1)	$921,719	$890,786	$30,933	3.5%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended March 31, 2022 compared to March 31, 2021
Revenues increased $78.2 million, or 3.9%, from the prior year. Revenues for U.S. assisted tax preparation increased $101.3 million, or 7.8%, largely due to a higher net average charge in the current year combined with higher tax return volumes. U.S. royalties revenues increased $8.7 million, or 5.8%, due to an increase in tax preparation fees. U.S. DIY tax preparation revenues decreased $6.1 million, or 3.4%, due to lower tax return volumes. Emerald Card® revenues decreased $23.0 million, or 31.2%, due to lower card activity in the current

20	Q3 FY2022 Form 10-Q| H&R Block, Inc.

quarter as some stimulus payments were loaded on to Emerald Cards in the prior year. Interest and fees on Emerald Advances decreased $7.7 million, or 20.2%, due to a decline in Emerald AdvancesSM in the current year. Wave revenues increased $4.0 million, or 25.1%, due to higher small business payments processing volumes.
Total operating expenses increased $44.1 million, or 3.9%, from the prior year. Field wages increased $25.6 million, or 6.2%, due to higher hourly wage rates. Marketing expense increased $13.5 million, or 7.4%, due to higher online advertising and agency fees. Depreciation and amortization expense decreased $3.0 million, or 7.6%, due to lower amortization on acquired intangibles and depreciation on equipment.
Other expenses increased $12.7 million, or 7.5%. The components of other expenses are as follows:

				(in 000s)
Three months ended March 31,	2022	2021	$ Change	% Change
Consulting and outsourced services	$46,402	$48,845	$2,443	5.0%
Bank partner fees	23,686	22,981	(705)	(3.1)%
Client claims and refunds	10,730	10,057	(673)	(6.7)%
Employee and travel expenses	9,515	5,523	(3,992)	(72.3)%
Technology-related expenses	26,373	23,425	(2,948)	(12.6)%
Credit card/bank charges	30,770	27,906	(2,864)	(10.3)%
Insurance	4,099	3,135	(964)	(30.7)%
Legal fees and settlements	7,125	3,311	(3,814)	(115.2)%
Supplies	14,243	14,551	308	2.1%
Other	9,315	9,812	497	5.1%
	$182,258	$169,546	$(12,712)	(7.5)%

Employee and travel expenses increased $4.0 million, or 72.3%, due to less travel in the prior year as a result of COVID-19 restrictions. Technology-related expenses increased $2.9 million, or 12.6%, due to increased investments in information technology. Credit card and bank charges increased $2.9 million, or 10.3%, due to higher Wave small business payment processing fees. Legal fees and settlements increased $3.8 million, or 115.2%, due to higher fees attributable to certain pending litigation matters.
We recorded an income tax expense of $186.9 million in the current year compared to $69.5 million in the prior year. The effective tax rate for the three months ended March 31, 2022, and 2021 was 21.7% and 8.4%, respectively. The lower rate in prior year is a result of tax benefits recorded related to our net operating loss carrybacks to 35% tax years.
The U.S. federal tax filing deadline for 2021 individual income tax returns was April 18, 2022, the deadline for 2020 tax returns was May 17, 2021 and the deadline for 2019 tax returns was July 15, 2020. Therefore, the year-over-year periods are not directly comparable. Our business is highly seasonal and results for the three months ended March 31 may not be indicative of results for the entire tax season.

H&R Block, Inc. |Q3 FY2022 Form 10-Q	21

Consolidated - Financial Results		(in 000s, except per share amounts)
Nine months ended March 31,	2022	2021	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$1,456,594	$1,532,079	$(75,485)	(4.9)%
U.S. royalties	169,548	178,126	(8,578)	(4.8)%
U.S. DIY tax preparation	188,455	234,871	(46,416)	(19.8)%
International	151,464	148,282	3,182	2.1%
Refund Transfers	134,665	141,309	(6,644)	(4.7)%
Emerald Card®	103,748	96,045	7,703	8.0%
Peace of Mind® Extended Service Plan	59,373	63,430	(4,057)	(6.4)%
Tax Identity Shield®	19,431	22,446	(3,015)	(13.4)%
Interest and fee income on Emerald AdvanceSM	43,438	52,812	(9,374)	(17.7)%
Wave	58,745	44,656	14,089	31.6%
Other	27,736	28,819	(1,083)	(3.8)%
Total revenues	2,413,197	2,542,875	(129,678)	(5.1)%
Compensation and benefits:
Field wages	561,482	568,593	7,111	1.3%
Other wages	200,715	204,817	4,102	2.0%
Benefits and other compensation	146,708	154,280	7,572	4.9%
	908,905	927,690	18,785	2.0%
Occupancy	306,523	309,638	3,115	1.0%
Marketing and advertising	223,796	214,091	(9,705)	(4.5)%
Depreciation and amortization	107,462	117,036	9,574	8.2%
Bad debt	59,760	63,156	3,396	5.4%
Other	373,458	340,328	(33,130)	(9.7)%
Total operating expenses	1,979,904	1,971,939	(7,965)	(0.4)%
Other income (expense), net	1,989	3,491	(1,502)	(43.0)%
Interest expense on borrowings	(69,661)	(78,657)	8,996	11.4%
Pretax income	365,621	495,770	(130,149)	(26.3)%
Income taxes	29,666	50,997	21,331	41.8%
Net income from continuing operations	335,955	444,773	(108,818)	(24.5)%
Net loss from discontinued operations	(4,984)	(4,533)	(451)	(9.9)%
Net income	$330,971	$440,240	$(109,269)	(24.8)%
DILUTED EARNINGS PER SHARE:
Continuing operations	$1.92	$2.35	$(0.43)	(18.3)%
Discontinued operations	(0.03)	(0.02)	(0.01)	(50.0)%
Consolidated	$1.89	$2.33	$(0.44)	(18.9)%
Adjusted diluted EPS(1)	$2.11	$2.56	$(0.45)	(17.6)%
EBITDA (1)	$542,744	$691,463	$(148,719)	(21.5)%

(1) All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Nine months ended March 31, 2022 compared to March 31, 2021
Revenues decreased $129.7 million, or 5.1%, from the prior year. The decrease in revenue is due to lower tax return volumes in the current year as the 2019 tax season was extended to July 15, 2020 in the prior year period, whereas the 2020 tax season deadline of May 17, 2021 did not extend into the nine month period ended March 31, 2022. This resulted in a decrease in U.S. tax preparation, royalty and Refund Transfer revenues.

22	Q3 FY2022 Form 10-Q| H&R Block, Inc.

Emerald Card® revenues increased $7.7 million, or 8.0%, due to higher card activity which is a result of the IRS loading Child Tax Credits monthly to Emerald Cards® in July through December 2021. Interest and fees on Emerald Advances decreased $9.4 million, or 17.7%, due to a decline in Emerald Advances. Wave revenues increased $14.1 million, or 31.6%, due to higher small business payments processing volumes.
Total operating expenses increased $8.0 million, or 0.4%, from the prior year period. Field wages decreased $7.1 million, or 1.3%, due to lower tax preparation volumes in the current year as a result of the tax season extension in the prior year. Benefits and other compensation decreased $7.6 million, or 4.9%, due to lower payroll taxes as a result of lower wages. Marketing and advertising expense increased $9.7 million, or 4.5%, due to higher online advertising and agency fees in the current year. Depreciation and amortization expense decreased $9.6 million, or 8.2%, due primarily to lower amortization of acquired intangibles.
Other expenses increased $33.1 million, or 9.7%. The components of other expenses are as follows:

				(in 000s)
Nine months ended March 31,	2022	2021	$ Change	% Change
Consulting and outsourced services	$99,870	$91,888	$(7,982)	(8.7)%
Bank partner fees	26,344	21,916	(4,428)	(20.2)%
Client claims and refunds	22,945	20,930	(2,015)	(9.6)%
Employee and travel expenses	23,222	17,504	(5,718)	(32.7)%
Technology-related expenses	69,998	61,596	(8,402)	(13.6)%
Credit card/bank charges	63,441	53,788	(9,653)	(17.9)%
Insurance	11,780	9,359	(2,421)	(25.9)%
Legal fees and settlements	14,227	15,653	1,426	9.1%
Supplies	22,161	26,463	4,302	16.3%
Other	19,470	21,231	1,761	8.3%
	$373,458	$340,328	$(33,130)	(9.7)%

Consulting and outsourced services expense increased $8.0 million, or 8.7%, due to higher call center expenses and data processing fees related to higher activity on Emerald Cards®. Technology-related expenses increased $8.4 million, or 13.6%, due to increased investments in information technology. Credit card and bank charges increased $9.7 million, or 17.9%, due to higher Wave small business payment processing fees and fees related to Emerald Cards®.
Interest expense on borrowings decreased $9.0 million, or 11.4%, primarily due to higher CLOC borrowings in the prior year.
We recorded an income tax expense of $29.7 million in the current year compared to $51.0 million in the prior year, the decrease is primarily related to lower pretax income in the current year. The effective tax rate for the nine months ended March 31, 2022, and 2021 was 8.1% and 10.3%, respectively. See Item 1, note 7 to the consolidated financial statements for additional discussion.
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

H&R Block, Inc. |Q3 FY2022 Form 10-Q	23

January. We typically have relied on available cash balances from the prior tax season and borrowings to meet liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of March 31, 2022 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the nine months ended March 31, 2022 and 2021. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Nine months ended March 31,	2022	2021
Net cash provided by (used in):
Operating activities	$373,128	$501,356
Investing activities	(71,106)	(50,014)
Financing activities	(707,466)	(2,356,266)
Effects of exchange rates on cash	(1,666)	10,370
Net decrease in cash, cash equivalents and restricted cash	$(407,110)	$(1,894,554)

Operating Activities. Cash provided by operations totaled $373.1 million for the nine months ended March 31, 2022 compared to $501.4 million in the prior year period. The change is primarily due to higher bonus and payroll tax payments and a decrease in net income in the current year, partially offset by the timing of receivables collections in the current year.
Investing Activities. Cash used in investing activities totaled $71.1 million for the nine months ended March 31, 2022 compared to $50.0 million in the prior year period. The change is primarily due to an increase in capital expenditures and payments to acquire businesses in the current year.
Financing Activities. Cash used in financing activities totaled $707.5 million for the nine months ended March 31, 2022 compared to $2.4 billion in the prior year period. The change is primarily due to the repayment of the $2.0 billion draw on our CLOC in the prior year, partially offset by higher share repurchases in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $143.4 million and $147.9 million for the nine months ended March 31, 2022 and 2021, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
During the nine months ended March 31, 2022, we repurchased $550.3 million of our common stock at an average price of $23.84 per share. In the prior year period, we repurchased $188.2 million of our common stock at an average price of $16.29 per share. Our current share repurchase program has remaining authorization of $13.8 million which is effective through June 2022.
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
    Capital Investment. Capital expenditures totaled $52.7 million and $44.2 million for the nine months ended March 31, 2022 and 2021, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses

24	Q3 FY2022 Form 10-Q| H&R Block, Inc.

totaling $25.5 million and $15.5 million during the nine months ended March 31, 2022 and 2021, respectively. See Item 1, note 5 for additional information on our acquisitions.
    FINANCING RESOURCES – The CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We had no outstanding balance under our CLOC and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $427.5 million as of March 31, 2022.
On April 1, 2022, we sent a notice of redemption to the trustee to fully redeem our outstanding 2022 Senior Notes originally due in November 2022. The redemption price is equal to 100% of the outstanding principal amount of the 2022 Senior Notes, plus accrued and unpaid interest up to, but not including, the redemption date. The 2022 Senior Notes were redeemed on May 2, 2022.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of March 31, 2022 and June 30, 2021:

As of	March 31, 2022			June 30, 2021
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable
Other than described above, there have been no material changes in our borrowings from those reported in our April 30, 2021 Annual Report to Shareholders on Form 10-K or our June 30, 2021 Transition Report filed on Form 10-Q.
CASH AND OTHER ASSETS – As of March 31, 2022, we held cash and cash equivalents, excluding restricted amounts, of $1.0 billion, including $131.8 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of March 31, 2022.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an decrease of $1.7 million during the nine months ended March 31, 2022 and in an increase of $10.4 million during the nine months ended March 31, 2021.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – Except as described in Recent Developments related to our amended PMA agreement with Meta, there have been no material changes in our contractual obligations and commercial commitments from those reported in our April 30, 2021 Annual Report to Shareholders on Form 10-K or our June 30, 2021 Transition Report filed on Form 10-Q.
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

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	March 31, 2022	June 30, 2021
Current assets	$60,543	$50,737
Noncurrent assets	2,182,280	2,155,650
Current liabilities	583,051	81,388
Noncurrent liabilities	1,496,156	1,994,582

H&R Block, Inc. |Q3 FY2022 Form 10-Q	25

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Nine months ended March 31, 2022	Two months ended June 30, 2021
Total revenues	$169,944	$22,978
Income from continuing operations before income taxes	39,127	2,504
Net income from continuing operations	34,745	2,953
Net income	29,760	1,444

The table above reflects $2.1 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of March 31, 2022 and June 30, 2021.
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

26	Q3 FY2022 Form 10-Q| H&R Block, Inc.

The following is a reconciliation of net income to EBITDA from continuing operations, which is a non-GAAP financial measure:

				(in 000s)
	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Net income - as reported	$673,177	$758,247	$330,971	$440,240
Discontinued operations, net	1,796	1,425	4,984	4,533
Net income from continuing operations - as reported	674,973	759,672	335,955	444,773
Add back:
Income taxes	186,884	69,543	29,666	50,997
Interest expense	23,746	22,471	69,661	78,657
Depreciation and amortization	36,116	39,100	107,462	117,036
	246,746	131,114	206,789	246,690
EBITDA from continuing operations	$921,719	$890,786	$542,744	$691,463

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Net income from continuing operations - as reported	$674,973	$759,672	$335,955	$444,773
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	13,979	16,229	43,141	50,398
Tax effect of adjustments (1)	(4,545)	(11,699)	(10,102)	(11,467)
Adjusted net income from continuing operations	$684,407	$764,202	$368,994	$483,704
Diluted earnings per share from continuing operations - as reported	$4.06	$4.09	$1.92	$2.35
Adjustments, net of tax	0.05	0.02	0.19	0.21
Adjusted diluted earnings per share from continuing operations	$4.11	$4.11	$2.11	$2.56

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

H&R Block, Inc. |Q3 FY2022 Form 10-Q	27

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

28	Q3 FY2022 Form 10-Q| H&R Block, Inc.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended March 31, 2022 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	4,566	$22.14	4,566	$138,342
February 1 - February 28	5,129	$24.29	5,128	$13,797
March 1 - March 31	—	$—	—	$13,797
	9,695	$23.28	9,694

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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On May 9, 2022, the Compensation Committee of the Company’s Board of Directors approved certain amendments to the Company’s Executive Severance Plan (as amended and restated, the Plan) to provide for the same severance benefits that an eligible participant would currently receive under the Plan in the case of a “Qualifying Termination,” but under circumstances constituting a “Good Reason Termination” outside of a change in control. The “Good Reason Termination” definition has also been updated to clarify that changes in the Company’s policy regarding remote or hybrid work are not grounds for a “Good Reason Termination.” All benefits and payments under the Plan remain subject to a participant's execution (and non-revocation) of a release of claims against the Company and other released parties.
The Company’s named executive officers, other than Jeffrey J. Jones II, the Company’s President and Chief Executive Officer, participate in the Executive Severance Plan. Mr. Jones would only participate in the Executive Severance Plan if and to the extent that the benefits related to equity awards thereunder exceeded those contained in his employment agreement.
The foregoing summary of the changes to the Plan is qualified in its entirety by reference to the full text of the Plan, a copy of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

H&R Block, Inc. |Q3 FY2022 Form 10-Q	29

ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1	Executive Severance Plan, as approved on May 9, 2022
22
List of Guarantor and Issuer Subsidiaries, filed as Exhibit 22 to the Company’s transition report on Form 10-Q for the two months ending June 30, 2021, file number 1-06089, is incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

30	Q3 FY2022 Form 10-Q| H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
May 10, 2022

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
May 10, 2022

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
May 10, 2022

H&R Block, Inc. |Q3 FY2022 Form 10-Q	31