Form 10-K
period 2022-06-30
H&R BLOCK INC
filed 2022-08-16
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☑
The aggregate market value of the registrant's Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on December 31, 2021, was $3,979,841,725.
Number of shares of the registrant's Common Stock, without par value, outstanding on July 29, 2022: 159,947,725.
Documents incorporated by reference
The definitive proxy statement for the registrant's 2022 Annual Meeting of Shareholders, to be filed no later than 120 days after June 30, 2022, is incorporated by reference in Part III to the extent described therein.

2022 FORM 10-K AND ANNUAL REPORT

INTRODUCTION
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc., to H&R Block, Inc. and its subsidiaries, or to H&R Block, Inc.'s operating subsidiaries, as appropriate to the context.
Specified portions of our proxy statement are "incorporated by reference" in response to certain items. Our proxy statement will be made available to shareholders no later than 120 days after June 30, 2022, and will also be available on our website at www.hrblock.com.
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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made and reflect the Company's good faith beliefs, assumptions and expectations, but they are not guarantees of future performance or events. Furthermore, the Company disclaims any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data or methods, future events or other changes, except as required by law.
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

H&R Block, Inc. | 2022 Form 10-K	1

PART I
ITEM 1. BUSINESS
OVERVIEW
H&R Block provides help and inspires confidence in its clients and communities everywhere through global tax preparation services, financial products, and small business solutions. We blend digital innovation with human expertise and care to help people get the best outcome at tax time and also be better with money by using our mobile banking app, Spruce℠. Through Block Advisors® and Wave®, we help small business owners thrive with innovative products like Wave Money®, a mobile-first, small-business bank account that manages bookkeeping automatically.
H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri. A complete list of our subsidiaries as of June 30, 2022 can be found in Exhibit 21.
RECENT DEVELOPMENTS
On June 9, 2021, the Board of Directors approved a change of the Company's fiscal year end from April 30 to June 30. The Company's 2022 fiscal year began on July 1, 2021 and ended on June 30, 2022.
On December 20, 2021, we entered into a First Amendment to our August 2020 Program Management Agreement (PMA) with PathwardTM, N.A., formerly known as MetaBank®, N.A. (Pathward), which, among other things, extends the PMA through June 30, 2025, and adds Spruce℠ accounts to the program.
In January 2022, we launched the Spruce℠ mobile banking platform as a part of the Financial Products imperative of our previously-announced Block Horizons 2025 strategic plan. The Spruce℠ platform, built by H&R Block with banking products powered by Pathward, includes a spending account with a debit card, along with a connected savings account that allows for budgeting for specific goals, and other features to help customers be good with money.
In August 2022, the Board of Directors approved a $1.25 billion share repurchase program, effective through fiscal year 2025 and increased the quarterly cash dividend by 7% to $0.29 per share.

During fiscal year 2022, we prepared
20.5 million U.S. tax returns(1)
which contributed to our consolidated revenues of
$3.5 billion,
net income from continuing operations of
$560.6 million,
EBITDA(2) from continuing operations of
$889.5 million,
and diluted EPS from continuing operations of
$3.26 per share.
We repurchased
23.1 million shares of our common stock.
(1) U.S. Tax returns prepared includes tax returns prepared in U.S. company and franchise office locations, virtually, and through our DIY solutions.
(2) See "Non-GAAP Financial Information" section within this filing for a reconciliation of non-GAAP measures.

2	2022 Form 10-K | H&R Block, Inc.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We report a single segment that includes all of our continuing operations, which includes tax preparation, small business services, and financial services and products. See discussion below.
During fiscal year 2021, we introduced Block Horizons, our five year strategy that will leverage our human expertise and technological infrastructure to deliver growth by driving tax solution innovation, helping small businesses to thrive, and support individuals where they need the most help with money.

Small Business
We are focused on growing our base of tax customers by leveraging the Block Advisors® brand and serving more entrepreneurs through our Wave® platform. In small business, our strong marketing and more advanced tax pro training allowed us to grow our assisted tax clients and our net average charge as we serve more complex businesses. In Wave, we have been successful in attracting new clients and increasing the value of existing clients, as both average revenue per user and average invoicing volume saw accelerating growth trends year over year.

Financial Products
In January 2022, we launched our new mobile banking platform, SpruceSM. We believe there is an opportunity to combine leading technology and features with our trusted brand and established financial relationships. Throughout the year we tested multiple iterations of our sign-up offer and continued to release updates to improve the product. We introduced clients to SpruceSM only in the DIY channel at launch to learn and gain customer insights. During the next fiscal year, we will test customer acquisition outside the tax season and prepare for launch in the Assisted channel.

Block Experience
The Block Experience is all about blending technology and digital tools with human expertise. We have been successful in driving digital adoption by leveraging MyBlock features, such as uploading documents, approving returns online, and utilizing virtual chat. We are gaining traction as virtual uptake from our clients more than tripled in the current year.

We provide assisted and do-it-yourself (DIY) tax return preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded services and products, including those of our bank partners, to the general public primarily in the U.S., Canada and Australia. We also offer small business financial solutions through our company-owned and franchise offices and online through Wave. Major revenue sources include fees earned for tax preparation via our assisted and DIY channels, royalties from franchisees, and fees from related services and products.

# Fiscal 2022 Revenues

Financial Products and Services, 13%
Wave, 2%
Other, 1%
International, 7%
U.S. DIY tax preparation, 9%
U.S. Royalties, 7%
U.S. Assisted tax preparation, 61%

TAX PREPARATION SERVICES
Assisted income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or our franchisees. These tax professionals provide assistance to our clients either in person or virtually in a number of ways. Clients can come into an office, digitally "drop off" their documents for their tax professional, approve their return online, have a tax professional review a return they prepared themselves through Tax Pro Review or get their questions answered as they complete their own return through Online Assist.

H&R Block, Inc. | 2022 Form 10-K	3

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
OTHER OFFERINGS
We also offer U.S. clients a number of additional services, including Refund Transfers (RT), our Peace of Mind® Extended Service Plan (POM), H&R Block Emerald Prepaid Mastercard® (Emerald Card®), Emerald Advances (EA), Tax Identity Shield® (TIS), Refund Advances (RA), and small business financial solutions. For our Canadian clients, we also offer POM, H&R Block's Instant RefundSM, H&R Block Pay With Refund®, and small business financial solutions.
Refund Transfers. RTs enable clients to receive their tax refunds by their chosen method of disbursement and include a feature enabling clients to deduct tax preparation and related fees from their tax refunds. Depending on circumstances, clients may choose to receive their RT proceeds by a load to their Emerald Card, a deposit to their Spruce Spending Account, by receiving a check or by direct deposit to an existing account. RTs are available to U.S. clients and are frequently obtained by those who: (1) do not have bank accounts into which the IRS can direct deposit their refunds; (2) like the convenience and benefits of a temporary account for receipt of their refund; and/or (3) prefer to have their tax preparation fees paid directly out of their refunds. RTs are offered through our relationship with our bank partner. We offer a similar program, H&R Block Pay With Refund®, to our Canadian clients through a Canadian chartered bank.
Peace of Mind® Extended Service Plan. We offer POM to U.S. and Canadian clients who obtain assisted tax preparation services, whereby we (1) represent our clients if they are audited by a taxing authority, and (2) assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to H&R Block. The additional taxes paid under POM have a cumulative limit of $6,000 for U.S. clients and $3,000 CAD for Canadian clients with respect to the federal, state/provincial and local tax returns we prepared for applicable clients during the taxable year protected by POM.
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
Tax Identity Shield®. Our TIS program offers clients assistance in helping protect their tax identity and access to services to help restore their tax identity, and if necessary, access to services to help restore their tax identity. Protection services include a daily scan of the dark web for personal information, a monthly scan for the client's social security number in credit header data, notifying clients if their information is detected on a tax return filed through H&R Block, and obtaining additional IRS identity protections when eligible.
Refund Advance Loans. RAs are interest-free loans offered by our bank partner, which are available to eligible U.S. assisted clients in company-owned and participating franchise locations, including virtual clients. In tax season

4	2022 Form 10-K | H&R Block, Inc.

2022, RAs were offered in amounts of $250, $500, $750, $1,250 and $3,500, based on client eligibility as determined by our bank partner.
H&R Block's Instant RefundSM. Our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), for a fee. The fee charged for this service is mandated by federal legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund amount is then sent by the CRA directly to us.
Small Business Financial Solutions. Our Block Advisor certified tax professionals provide small businesses with financial expertise in taxes, bookkeeping and payroll through our office network. Wave provides small business owners with an online solution to manage their finances, including payment processing, payroll and bookkeeping services.
SEASONALITY OF BUSINESS
Because the majority of our clients file their tax returns during the period from February through April in a typical year, a substantial majority of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through the first two quarters of our fiscal year. As a result of the COVID-19 pandemic and a delayed federal tax filing deadline in the prior year, there has been a shift in the typical seasonality of our business and the comparability of our financial results.
COMPETITIVE CONDITIONS
We provide assisted and DIY tax preparation services and products, as well as small business financial solutions, and face substantial competition in and across each category from tax return preparation firms and software providers, accounting firms, independent tax preparers, and certified public accountants.
We are one of the largest providers of tax return preparation solutions and electronic filing services in the U.S., Canada, and Australia with 23.6 million returns filed by or through H&R Block in fiscal year 2022 via 10,488 tax offices and our virtual tax preparation services, mobile applications, and online and desktop DIY solutions.
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
Associates. We had approximately 3,800 regular full-time associates as of June 30, 2022. Our business is dependent on the availability of a seasonal workforce, including tax professionals, and our ability to hire, train, and supervise these associates. The highest number of persons we employed during the fiscal year ended June 30, 2022, including seasonal associates, was approximately 69,900.
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

H&R Block, Inc. | 2022 Form 10-K	5

and extends the opportunity for medical insurance to our seasonal workforce who satisfy the eligibility guidelines of the Affordable Care Act (ACA). Subject to meeting eligibility requirements, associates can also choose to participate in the H&R Block Retirement Savings Plan 401(k) and Employee Stock Purchase Plan.
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

6	2022 Form 10-K | H&R Block, Inc.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Jeffrey J. Jones II, 54, became our President and Chief Executive Officer in October 2017 and was our President and Chief Executive Officer-Designate from August 2017 to October 2017. Before joining the Company, he served as the President of Ridesharing at Uber Technologies, Inc. from October 2016 until March 2017. He also served as the Executive Vice President and Chief Marketing Officer of Target Corporation from April 2012 until September 2016.

Tony G. Bowen, 47, became our Chief Financial Officer in May 2016. Prior to that, he served as our Vice President, U.S. Tax Services Finance from May 2013 through April 2016.

Kellie J. Logerwell, 52, became our Chief Accounting Officer in July 2016. Prior to that, she served as our Vice President of Corporate and Field Accounting from December 2014 until July 2016 and as our Assistant Controller from December 2010 until December 2014.

Dara S. Redler, 55, became our Chief Legal Officer in January 2022. Prior to joining the Company, she served as General Counsel and Corporate Secretary for Tilray, Inc. from January 2019 until September 2021. She also held various legal roles of increasing responsibility with The Coca-Cola Company from September 2001 until December 2018.

Karen Orosco, 51, became our President, Global Consumer Tax and Service Delivery in June 2021. Prior to that she served as our Senior Vice President, U.S. Retail beginning in May 2016, and our Vice President of Retail Operations from May 2011 until May 2016.

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
Information contained on our website does not constitute any part of this report.

H&R Block, Inc. | 2022 Form 10-K	7

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
An investment in our securities involves risk, including the risk that the value of that investment may decline or that returns on that investment may fall below expectations. There are a number of factors that could cause actual conditions, events, or results to differ materially from those described in forward-looking statements, many of which are beyond management's control or its ability to accurately estimate or predict, or that could adversely affect our financial position, results of operations, cash flows, and the value of an investment in our securities. The risks described below are not the only ones we face. We could also be affected by other events, factors, or uncertainties that are presently unknown to us or that we do not currently consider to be significant risks to our business.
STRATEGIC AND INDUSTRY RISKS
Changes in applicable tax laws have had, and may in the future have, a negative impact on the demand for and pricing of our services. Government changes in tax filing processes may adversely affect our business and our consolidated financial position, results of operations, and cash flows.
The U.S. government has in the past made, and may in the future make, changes to the individual income tax provisions of the Internal Revenue Code, tax regulations, and the rules and procedures for implementing such laws and regulations. In addition, taxing authorities or other relevant governing bodies in various federal, state, local, and foreign jurisdictions in which we operate may change the income tax laws in their respective jurisdictions, and such laws may vary greatly across the various jurisdictions. It is difficult to predict the manner in which future changes to the Internal Revenue Code, tax regulations, and the rules and procedures for implementing such laws and regulations, and state, local, and foreign tax laws may impact us and the tax return preparation industry. Such future changes could decrease the demand or the amount we charge for our services, and, in turn, have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
In addition, there are various initiatives from time to time seeking to simplify the tax return preparation filing process. Taxing authorities in various state, local, and foreign jurisdictions in which we operate have also introduced measures seeking to simplify or otherwise modify the preparation and filing of tax returns or the issuance of refunds in their respective jurisdictions. For example, from time to time, U.S. federal and state governments have considered various proposals through which the respective governmental taxing authorities would use taxpayer information provided by employers, financial institutions, and other payers to "pre-populate," prepare and calculate tax returns and distribute them to taxpayers. There are various initiatives from time to time seeking to expedite, reduce, or change the timing of refunds, which could reduce the demand for certain of our services or financial products.
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
We face substantial competition throughout our businesses. All categories in the tax return preparation industry are highly competitive and we have also announced our Block Horizons strategy, focusing on small businesses,

8	2022 Form 10-K | H&R Block, Inc.

financial products, and the tax client experience, to differentiate ourselves from those competitors. However, additional competitors have entered, and in the future may enter, the market to provide tax preparation services or products. In the assisted tax services category, there are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Commercial tax return preparers are highly competitive with regard to price and service. In DIY and virtual, options include various forms of digital electronic assistance, including online and mobile applications, and desktop software, all of which we offer. Our DIY and virtual services and products compete with a number of online and software companies, primarily on price and functionality. Individual tax filers may elect to change their tax preparation method, choosing from among various assisted, DIY, and virtual offerings. While we believe that our strategic objectives reflect opportunities that are appropriate and achievable, it is possible that our objectives may not deliver projected long-term growth in revenue and profitability due to competition, inadequate execution, incorrect assumptions, sub-optimal resource allocation, or other reasons, including any of the other risks described in this “Risk Factors” section. If we are unable to realize the desired benefits from our business strategy, our ability to compete across our business and our consolidated financial position, results of operations, and cash flows could be adversely affected.
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
Additionally, we and many other tax return preparation firms compete by offering one or more of RTs, prepaid cards, RAs, other financial services and products, and other tax-related services and products, many of which are subject to regulatory scrutiny, litigation, and other risks. We can make no assurances that we will be able to offer, or continue to offer, all of these services and products and a failure to do so could negatively impact our financial results and ability to compete. Intense competition could result in a reduction of our market share, lower revenues, lower margins, and lower profitability. In addition, we face intense competition with our small business solutions. We may be unsuccessful in competing with other providers, which may diminish our revenue and profitability, and harm our ability to acquire and retain clients.
Offers of free services or products could adversely affect our revenues and profitability.
U.S. federal, state and foreign governmental authorities in certain jurisdictions in which we operate currently offer, or facilitate the offering of, tax return preparation and electronic filing options to taxpayers at no charge, and certain volunteer organizations also prepare tax returns at no charge for low-income taxpayers. In addition, many of our competitors offer certain tax preparation services and products, and other financial services and products, at no charge. Government tax authorities, volunteer organizations, our competitors, and potential new market entrants may also elect to implement or expand free offerings in the future. Free File, Inc., which operates under an agreement that is currently set to expire in October 2023, is currently the sole means through which the IRS offers free DIY tax software to taxpayers, however the IRS is not prohibited from offering competing services.
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

H&R Block, Inc. | 2022 Form 10-K	9

Our businesses may be adversely affected by difficult economic conditions.
Unfavorable changes in economic conditions, which are typically beyond our control, including without limitation, inflation, slowing growth, rising interest rates, recession, changes in the political climate, war (including, but not limited to, the conflict between Russia and Ukraine), supply chain or labor market disruptions, or other adverse changes, could negatively affect our business and financial condition. Difficult economic conditions are frequently characterized by high unemployment levels and declining consumer and business spending. These poor economic conditions may negatively affect demand and pricing for our services and products. In the event of difficult economic conditions that include high unemployment levels, especially within the client segments we serve, clients may elect not to file tax returns or utilize lower cost preparation and filing alternatives.
In addition, difficult economic conditions may disproportionately impact small business owners. Wave’s revenues were negatively impacted during the start of the COVID-19 pandemic, and may again be negatively impacted in the event of a sustained economic slowdown or recession. Difficult economic conditions, including an economic recession or high inflationary period, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
OPERATIONAL AND EXECUTION RISKS
Our failure to effectively address fraud by third parties using our offerings could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Many industries have experienced an increased variety and amount of attempted fraudulent activities by third parties, and those fraudulent activities are becoming increasingly sophisticated. A number of companies, including some in the tax return preparation and financial services industries, have reported instances where criminals gained access to consumer information or user accounts maintained on their systems by using stolen identity information (e.g., email, username, password information, or credit history) obtained from third-party sources. We have experienced, and in the future may continue to experience, this form of unauthorized and illegal access to our systems, despite no breach in the security of our systems. Though we do not believe this fraud is uniquely targeted at our offerings, our failure to effectively address any such fraud may adversely impact our business and our consolidated financial position, results of operations, and cash flows.
In addition to losses directly from such fraud, which could occur in some cases, we may also suffer a loss of confidence by our clients or by governmental agencies in our ability to detect and mitigate fraudulent activity, and such governmental authorities may refuse to allow us to continue to offer such services or products. For example, a person with malicious intent may unlawfully take user account and password information from our clients to electronically file fraudulent federal and state tax returns, which could impede our clients' ability to file their tax returns and receive refunds (or other amounts due) and diminish consumers' perceptions of the security and reliability of our services and products, despite no breach in the security of our systems.
Governmental authorities in jurisdictions in which we operate have taken action, and may in the future take additional action, in an attempt to combat identity theft or other fraud, which may require changes to our systems and business practices, or those of third parties on which we rely that cannot be anticipated. These actions may have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Furthermore, as fraudulent activity becomes more pervasive and sophisticated, we may implement fraud detection and prevention measures that could make it less convenient for legitimate clients to obtain and use our services and products, which may adversely affect the demand for our services and products, our reputation, and our financial performance.
An interruption in our information systems, or those of our franchisees or a third party on which we rely, or an interruption in the internet, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
We, our franchisees, and other third parties material to our business operations rely heavily upon communications, networks, and information systems and the internet to conduct our business (including third-party internet-based or cloud computing services, and the information systems of our key vendors). These networks, systems, and operations are potentially vulnerable to damage or interruption from upgrades and maintenance, network failure,

10	2022 Form 10-K | H&R Block, Inc.

hardware failure, software failure, power or telecommunications failures, cyberattacks, human error, and natural disasters. As our tax preparation business is seasonal, our systems must be capable of processing high volumes during our peak periods. Therefore, any failure or interruption in our information systems, or information systems of our franchisees or a private or government third party on which we rely, or an interruption in the internet or other critical business capability during our busiest periods, could negatively impact our business operations and reputation, and increase our risk of loss.
There can be no assurance that system or internet failures or interruptions in critical business capabilities will not occur, or, if they do occur, that we, our franchisees or the private or governmental third parties on whom we rely, will adequately address them. The precautionary measures that we, or third parties on whom we rely, have implemented to avoid systems outages and to minimize the effects of any data or communication systems interruptions or failures may not be adequate, and we and such third parties may not have anticipated or addressed all of the potential events that could threaten or undermine our or such third parties information systems or other critical business capabilities. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. Our software and computer systems utilize cloud computing services provided by Microsoft Corporation. If the Microsoft Azure Cloud is unavailable for any reason, it could negatively impact our ability to deliver our services and products and our clients may not be able to access certain of our products or features, any of which could significantly impact our operations, business, and financial results.
The occurrence of any systems or internet failure, or business interruption could negatively impact our ability to serve our clients, which in turn could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Any significant delays in launching our tax service and product offerings, changes in government regulations or processes (including the acceptance of tax returns and the issuance of refunds and other amounts to clients by the IRS or state tax agencies) that affect how we provide such offerings to our clients, or significant problems with such offerings or the manner in which we provide them to our clients may harm our revenue, results of operations, and reputation.
Tax laws and tax forms are subject to change each year, and the nature and timing of such changes are unpredictable. As a part of our business, we must incorporate any changes to tax laws and tax forms into our tax service and product offerings, including our online and mobile applications and desktop software. The unpredictable nature, timing and effective dates of changes to tax laws and tax forms can result in condensed development cycles for our tax service and product offerings because our clients expect high levels of accuracy and a timely launch of such offerings to prepare and file their taxes by the applicable tax filing deadlines and, in turn, receive any tax refund amounts on a timely basis. From time to time, we review and enhance our quality controls for preparing accurate tax returns, but there can be no assurance that we will be able to prevent all inaccuracies. Further, changes in governmental administrations or regulations could result in further and unanticipated changes in requirements or processes, which may require us to make corresponding changes to our client service systems and procedures. Certain of our financial products are dependent on the IRS following the client’s directions to direct deposit the tax refund. If the IRS disregards this direction, and sends the tax refund via check, then it could result in a loss of tax preparation and financial product revenue, negative publicity, and client dissatisfaction. In addition, unanticipated changes in governmental processes, or newly implemented processes, for (1) accepting tax filings and related forms, including the ability of taxing authorities to accept electronic tax return filings, or (2) distributing tax refunds or other amounts to clients may result in processing delays by us or applicable taxing authorities.
Any major defects or delays caused by the above-described complexities may lead to loss of clients and loss of or delay in revenue, negative publicity, client dissatisfaction, a deterioration in our business relationships with our partners or our franchisees, exposure to litigation, and increased operating expenses, even if any such launch delays or defects are not caused by us. Any of the risks described above could have a material adverse effect on our business, our reputation, and our consolidated financial position, results of operations, and cash flows.

H&R Block, Inc. | 2022 Form 10-K	11

We rely on a single vendor or a limited number of vendors to provide certain key services or products, and the loss of such relationships, the inability of these key vendors to meet our needs, or errors by the key vendors in providing services to or for us, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Historically, we have contracted, and in the future we will likely continue to contract, with a single vendor or a limited number of vendors to provide certain key services or products for our tax, financial, and other services and products. A few examples of this type of reliance are our relationships with Fidelity National Information Services, Inc. (FIS), Galileo Financial Technologies, LLC, or similar vendors, for data processing and card production services, Pathward, for the issuance of RTs, EAs RAs, Emerald Cards, and Spruce accounts, and Microsoft Corporation, for cloud computing services. In certain instances, we are vulnerable to vendor error, service inefficiencies, service interruptions, or service delays, and such issues by our key vendors in providing services to or for us could result in material losses for us due to the nature of the services being provided or our contractual relationships with our vendors. If any material adverse event were to affect one of our key vendors or if we are no longer able to contract with our key vendors for any reason, we may be forced to find an alternative provider for these critical services. It may not be possible to find a replacement vendor on terms that are acceptable to us or at all.
Our sensitivity to any of these issues may be heightened (1) due to the seasonality of our business, (2) with respect to any vendor that we utilize for the provision of any product or service that has specialized expertise, (3) with respect to any vendor that is a sole or exclusive provider, or (4) with respect to any vendor whose indemnification obligations are limited or that does not have the financial capacity to satisfy its indemnification obligations. Some of our vendors are subject to the oversight of regulatory bodies and, as a result, our product or service offerings may be affected by the actions or decisions of such regulatory bodies. If our vendors are unable to meet our needs and we are not able to develop alternative sources for these services and products quickly and cost-effectively, or if a key vendor were to commit a major error or suffer a material adverse event, it could result in a material and adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
The specialized and highly seasonal nature of our business presents financial risks and operational and human capital challenges.
Our business is highly seasonal, with the substantial portion of our revenue earned from February through April in a typical year. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us, including (1) cash and resource management during the remainder of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season, (2) responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season, (3) disruptions, delays, or extensions in a tax season, including those caused by pandemics, such as the COVID-19 outbreak, (4) client dissatisfaction issues or negative social media campaigns, which may not be timely discovered or satisfactorily addressed, and (5) ensuring optimal uninterrupted operations and service delivery during the tax season. If we experience significant business disruptions during the tax season or if we are unable to effectively address the challenges described above and related challenges associated with a seasonal business, we could experience a loss, disruption, or change in timing of business, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
We may be unable to attract and retain key personnel.
Our business depends on our ability to attract, develop, motivate, and retain key personnel in a timely manner, including members of our executive team and those in seasonal tax preparation positions (which may be required on short notice during any extended tax season or to serve extended filers) or with other required specialized expertise, including technical positions. The market for such personnel is extremely competitive, and there can be no assurance that we will be successful in our efforts to attract and retain the required qualified personnel within necessary timeframes, or at expected cost levels. As the global labor market continues to evolve as a result of the COVID-19 pandemic and other changes, our current and prospective key personnel may seek new or different opportunities based on pay levels, benefits, or remote work flexibility that are different from what we offer, or may determine to leave the workforce, making it difficult to attract and retain them. If we are unable to attract, develop, motivate, and retain key personnel, our business, operations, and financial results could be negatively

12	2022 Form 10-K | H&R Block, Inc.

impacted. In addition, if our costs of labor or related costs increase or if new or revised labor laws, rules or regulations are adopted or implemented that impact our seasonal workforce and increase our labor costs, there could be a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
We have international operations, including tax preparation businesses in Canada and Australia, technology centers in India and Ireland, and Wave in Canada. We may consider expansion opportunities in additional countries in the future and there is uncertainty about our ability to generate revenues from new or emerging foreign operations or expand into other international markets. Additionally, there are risks inherent in doing business internationally, including: (1) changes in trade regulations; (2) difficulties in managing foreign operations as a result of distance, language, and cultural differences; (3) profit repatriation restrictions, and fluctuations in foreign currency exchange rates; (4) geopolitical events, including acts of war and terrorism, and economic and political instability; (5) compliance with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and other applicable foreign anti-corruption laws; (6) compliance with U.S. and international laws and regulations, including those concerning privacy, and data protection and retention; and (7) risks related to other government regulation or required compliance with local laws. These risks inherent in international operations and expansion could prevent us from expanding into other international markets or increase our costs of doing business internationally and could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

H&R Block, Inc. | 2022 Form 10-K	13

Costs for us to comply with such laws, regulations, and policies that are applicable to us could be significant. We may also face audits or investigations by one or more foreign government agencies relating to these laws, regulations, and policies that could result in the imposition of penalties or fines.
Our financial condition and results of operations have been, and may continue to be, adversely affected by the COVID-19 pandemic, and may be impacted by a resurgence of COVID-19 or a variant thereof or a future outbreak of another highly infectious or contagious disease.
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic, and the impacts of the pandemic have been felt since that time. Since the beginning of the pandemic, jurisdictions in which we operate have from time-to-time imposed various restrictions on our business, including at various times over the past fiscal year imposing certain operational limitations, and social distancing requirements. Notwithstanding our efforts to address the impacts of the COVID-19 pandemic, or a variant thereof, on our business, there is no certainty that the measures we implemented, or may implement in the future, are or will be sufficient to mitigate the risks posed by COVID-19, or a variant thereof. Alleged failures in this regard could result in negative impacts, including regulatory investigations, claims, legal actions, harm to our reputation and brands, fines, penalties, and other damages.
As a result of the COVID-19 pandemic, the IRS extended the deadline in consecutive tax seasons for 2019 and 2020 individual income tax returns. In addition, substantially all U.S. states with an April individual state income tax filing requirement also extended their respective deadlines. These extensions impacted the typical seasonality of our business and the comparability of our financial results. Though tax return filing deadlines were generally not extended for individual 2021 tax returns, Treasury, the IRS, and state or foreign officials may determine to extend future tax deadlines or take other actions, which could have an additional material adverse effect on our business and our consolidated financial position, results of operations, and cash flows in future years.
The extent to which the COVID-19 pandemic or another outbreak impacts our business, operations, and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict. The further spread of COVID-19 or a variant thereof or a new global or national outbreak of COVID-19, or a variant thereof, or another highly infectious or contagious disease, the requirements to take action to help limit the spread of illness, and the other risks described above may further impact our ability to carry out our business and may materially adversely impact global economic conditions, our business, results of operations, cash flows, and financial condition.
INFORMATION SECURITY, CYBERSECURITY, AND DATA PRIVACY RISKS
Compliance with the complex and evolving laws, regulations, standards, and contractual requirements regarding privacy and data protection could require changes in our business practices and increase costs of operation; failure to comply could result in significant claims, fines, penalties, and damages.
Due to the nature of our business, we collect, use, and retain large amounts of personal information and data pertaining to clients, including tax return information, financial product and service information, and social security numbers. In addition, we collect, use, and retain personal information and data of our employees in the ordinary course of our business.
We are subject to laws, rules, and regulations relating to the collection, use, disclosure, and security of such consumer and employee personal information, which have drawn increased attention from U.S. federal, state, and foreign governmental authorities in jurisdictions in which we operate. In the U.S., the IRS generally requires a tax return preparer to obtain the written consent of the taxpayer prior to using or disclosing the taxpayer's tax return information for certain purposes other than tax return preparation, which may limit our ability to market revenue-generating products to our clients. In addition, other regulations require financial institutions to adopt and disclose their consumer privacy notice and generally provide consumers with a reasonable opportunity to "opt-out" of having nonpublic personal information disclosed to unaffiliated third parties for certain purposes.
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

14	2022 Form 10-K | H&R Block, Inc.

be effective January 1, 2023. Subject to certain exceptions, these laws impose new requirements on how businesses collect, process, manage, and retain certain personal information of California residents and provide California residents with various rights regarding personal information collected by a business. Colorado, Connecticut, Utah, and Virginia have adopted comprehensive privacy laws, and other jurisdictions have adopted or may in the future adopt their own, different privacy laws. These laws may contain different requirements or may be interpreted and applied inconsistently from jurisdiction to jurisdiction. Our current privacy and data protection policies and practices may not be consistent with all of those requirements, interpretations, or applications. In addition, changes in U.S. federal and state regulatory requirements, as well as requirements imposed by governmental authorities in foreign jurisdictions in which we operate, could result in more stringent requirements and a need to change business practices, including the types of information we can use and the manner in which we can use such information. Establishing systems and processes, or making changes to our existing policies, to achieve compliance with these complex and evolving requirements may increase our costs or limit our ability to pursue certain business opportunities. There can be no assurance that we will successfully comply in all cases, which could result in regulatory investigations, claims, legal actions, harm to our reputation and brands, fines, penalties, and other damages.
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
We offer a range of services and products to our clients, including tax return preparation solutions, financial services and products, and small business solutions through our company-owned or franchise offices and online. Due to the nature of these services and products, we use multiple digital technologies to collect, transmit, and store high volumes of client personal information. We also collect, use, and retain other sensitive, nonpublic information, such as employee social security numbers, healthcare information, and payroll information, as well as confidential, nonpublic business information. Certain third parties and vendors have access to personal information to help deliver client benefits, services and products, or may host certain of our and our clients’ sensitive and personal information and data. Information security risks continue to increase due in part to the increased adoption of and reliance upon digital technologies by companies and consumers. Our risk and exposure to these matters remain heightened due to a variety of factors including, among other things, (1) the evolving nature of these threats and related regulation, (2) the increased activity and sophistication of hostile foreign governments, organized crime, cyber criminals, and hackers that may initiate cyberattacks against us or third-party systems on which we rely, (3) the prominence of our brand, (4) our and our franchisees' extensive office footprint, (5) our plans to continue to implement strategies for our online and mobile applications and our desktop software, (6) our use of third-party vendors, and (7) the usage of remote working arrangements by our associates, franchisees, and third-party vendors, which significantly expanded due to the COVID-19 pandemic.
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
Although we use security and business controls to limit access to and use of personal information and expend significant resources to maintain multiple levels of protection to address or otherwise mitigate the risk of a security breach, such measures cannot provide absolute security. We regularly test our systems to discover and address potential vulnerabilities, and we rely on training and testing of our employees regarding heightened phishing and social engineering threats. We also conduct certain background checks on our employees, as allowed by law. Due to the structure of our business model, we also rely on our franchisees and other private and governmental third parties to maintain secure systems and respond to cybersecurity risks. Where appropriate, we impose certain requirements and controls on these third parties, but it is possible that they may not appropriately employ these

H&R Block, Inc. | 2022 Form 10-K	15

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
Unauthorized access to personal information as a result of a security breach could cause us to determine that it is required or advisable for us to notify affected individuals, regulators, or others under applicable privacy laws and regulations or otherwise. Security breach remediation could also require us to expend significant resources to assist impacted individuals, repair damaged systems, implement modified information security measures, and maintain client and business relationships. Other consequences could include reduced client demand for our services and products, loss of valuable intellectual property, reduced growth and profitability and negative impacts to future financial results, loss of our ability to deliver one or more services or products (e.g., inability to provide financial services and products or to accept and process client credit card transactions or tax returns), modifying or stopping existing business practices, legal actions, harm to our reputation and brands, fines, penalties, and other damages, and further regulation and oversight by U.S. federal, state, or foreign governmental authorities.
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
The CFPB has broad powers to administer, investigate compliance with, and, in some cases, enforce U.S. federal financial consumer protection laws. The CFPB has broad rule-making authority for a wide range of financial consumer protection laws that apply to certain of the financial products we offer, including the authority to prohibit or allege "unfair, deceptive, or abusive" acts and practices. It is difficult to predict how currently proposed or new regulations may impact the financial products we offer.
The CFPB and state regulators may examine, investigate, and take enforcement actions against our subsidiaries that offer consumer financial services and products, as well as financial institutions and service providers upon which our subsidiaries rely to provide consumer financial services and products. State regulators also have certain authority in enforcing and promulgating financial consumer protection laws, the results of which could be (i) states issuing new and broader financial consumer protection laws, some of which could be more comprehensive than existing U.S. federal regulations, or (ii) state attorneys general bringing actions to enforce federal consumer protection laws.
Currently proposed or new CFPB and state regulations, or expanded interpretations of current regulations, may require changes to the financial products we offer, our services or contracts, and this could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Laws and regulations or other regulatory actions could have an adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Our tax preparation business and operations are subject to various forms of government regulation, including U.S. federal requirements regarding the signature and inclusion of identification numbers on tax returns and tax return retention requirements. U.S. federal laws also subject income tax return preparers to accuracy-related penalties, and preparers may be prohibited from continuing to act as income tax return preparers if they repeatedly engage in specified misconduct. We are also subject to, among other things, advertising standards for electronic tax return

16	2022 Form 10-K | H&R Block, Inc.

filers, and to possible monitoring by the IRS, and if deemed appropriate, the IRS could impose various penalties, including suspension from the IRS electronic filing program. Many states and local jurisdictions have laws regulating tax professionals or the offering of income tax courses, which are in addition to and may be different than federal requirements.
In addition, our franchising activities are subject to various rules and regulations, including requirements to furnish prospective franchisees with a prescribed franchise disclosure document. Substantive state laws regulating the franchisor/franchisee relationship presently exist in a large number of states. These state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise contract and the ability of a franchisor to designate sources of supply. In addition, bills have been introduced from time to time that would provide for federal regulation of the franchisor/franchisee relationship in certain respects or that would impact the traditional nature of the relationship between franchisors and franchisees.
Additionally, our offering of consumer financial products and services are subject to various rules and regulations, including potential limitations or restrictions on the amount of interchange fees. There can be no assurance that future regulation or changes by the payment networks will not impact interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks or future regulation, it could impact the profitability of our consumer financial products and services or our ability to offer such products or services.
Given the nature of our businesses, we are subject to various additional federal, state, local, and foreign laws and regulations, including, without limitation, in the areas of labor, immigration, marketing and advertising, consumer protection, financial services and products, payment processing, privacy and data security, anti-competition, environmental, health and safety, insurance, and healthcare. There have been significant new or proposed regulations and/or heightened focus by the government and others in some of these areas, including, for example, related to privacy and data security, climate change, interchange fees, consumer financial services and products, endorsements and testimonials, telemarketing, restrictive covenants, and labor, including overtime and exemption regulations, state and local laws on minimum wage, worker classification, and other labor-related issues.
The above requirements and business implications are subject to change and evolving application, including by means of new legislation, legislative changes, and/or executive orders, and there may be additional regulatory actions or enforcement priorities, or new interpretations of existing requirements that differ from ours. These developments could impose unanticipated limitations or require changes to our business, which may make elements of our business more expensive, less efficient, or impossible to conduct, and may require us to modify our current or future services or products, which effects may be heightened given the nature, broad geographic scope, and seasonality of our business.
We face legal actions in connection with our various business activities, and current or future legal actions may damage our reputation, impair our product offerings, or result in material liabilities and losses.
We have been named and, in the future will likely continue to be named, in various legal actions, including arbitrations, class or representative actions, actions or inquiries by state attorneys general and other regulators, and other litigation arising in connection with our various business activities, including relating to our various service and product offerings. For example, as previously reported, we are subject to litigation and have received and are responding to certain governmental inquiries relating to the IRS Free File program. These inquiries include requests for information and, in some cases, subpoenas from various regulators and state attorneys general. We cannot predict whether these legal actions could lead to further inquiries, further litigation, fines, injunctions or other regulatory or legislative actions or impacts on our brand, reputation and business. See discussion in Item 8, note 12 to the consolidated financial statements for additional information.
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

H&R Block, Inc. | 2022 Form 10-K	17

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
FINANCIAL RISKS
Our access to liquidity may be negatively impacted by disruptions in credit markets, downgraded credit ratings, increased interest rates or our failure to meet certain covenants. Our funding costs could increase, further impacting earnings.
We need liquidity to meet our working capital requirements, to service debt obligations, including refinancing of maturing obligations, and for general corporate purposes. Our operations are highly seasonal and substantially all of our revenues and cash flows are generated during the period from February through April in a typical year. Therefore, we normally require the use of cash to fund losses and working capital needs, periodically resulting in a working capital deficit, from May through January. We typically have relied on available cash balances from the prior tax season and borrowings to meet liquidity needs during this time period. Events may occur that could increase our need for liquidity above current levels. We may need to obtain additional sources of funding to meet these needs, which may not be available or may only be available under unfavorable terms. In addition, if rating agencies downgrade our credit rating or interest rates increase, the cost of debt under our existing financing arrangements, as well as future financing arrangements, could increase and our capital market access could decrease or become unavailable.
Our unsecured committed line of credit (CLOC) is subject to various covenants, and a violation of a covenant could impair our access to liquidity currently available through the CLOC. In addition, if we violate a covenant in the CLOC and are unable to obtain a waiver from our lenders, our debt under the CLOC would be in default and could be accelerated by our lenders. An acceleration of the indebtedness under the CLOC would cause a cross default under the indenture governing our Senior Notes. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms, or at all.
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

18	2022 Form 10-K | H&R Block, Inc.

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
As a profitable multinational corporation, we are subject to a material amount of taxes in the U.S. and numerous foreign jurisdictions where our subsidiaries are organized and conduct their operations. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. The amount of tax due in various jurisdictions may change significantly as a result of political or economic factors beyond our control, including changes to tax laws or new interpretations of existing laws that are inconsistent with previous interpretations or positions taken by taxing authorities on which we have relied. New regulatory guidance, or regulatory interpretations that differ from our existing interpretations, could materially affect our effective tax rates or value of deferred tax assets and liabilities.
Legislatures and taxing authorities in jurisdictions in which we operate may propose additional changes to their tax rules in response to economic conditions, or as part of broader tax reformation initiatives. The current administration previously committed to increasing the corporate income tax rate from 21 percent to 28 percent, and to increasing the tax rate applied to profits earned outside the United States. If enacted, the impact of these potential new rules could be material to our tax provision and value of deferred tax assets and liabilities.
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
Our tax returns and other tax matters are periodically examined by tax authorities and governmental bodies, including the IRS, which may disagree with positions taken by us in determining our tax liability. There can be no assurance as to the outcome of these examinations. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for income taxes.
If our effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, our operating results, cash flows, and financial condition could be adversely affected.
RISKS RELATING TO DISCONTINUED OPERATIONS
Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), is subject to loss contingencies, including indemnification and contribution claims, which may result in significant financial losses. Additionally, we could be subject to claims by the creditors of SCC.
Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC has been and may in the future be, subject to loss contingencies, including indemnification and contribution claims, pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. If the amount that SCC is ultimately required to pay with respect to these claims, together with related administration and legal expense, exceeds its net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants have also attempted, and may in the future attempt, to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of June 30, 2022, total approximately $264 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

H&R Block, Inc. | 2022 Form 10-K	19

ITEM 2. PROPERTIES
Most of our tax offices are operated under leases throughout the U.S., Canada and Australia.
We own our corporate headquarters, which is located in Kansas City, Missouri. Our Canadian executive offices are located in a leased office in Calgary, Alberta. Our Australian executive offices are located in a leased office in Thornleigh, New South Wales. Wave's headquarters are located in leased offices in Toronto, Ontario.
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
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS – H&R Block's common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On July 29, 2022, there were 13,337 shareholders of record and the closing stock price on the NYSE was $39.96 per share.
DIVIDENDS – Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER – A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2022 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May be Purchased Under the Plans or Programs (2)
April 1 – April 30	—	$—	—	$13,797
May 1 - May 31	1	$25.93	—	$13,797
June 1 - June 30	224	$35.32	—	$—
	225	$35.27	—

(1)We purchased approximately 225 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)In September 2015, we announced that our Board of Directors approved a $3.5 billion share repurchase program, effective through June 2019. In June 2019, our Board of Directors extended the share repurchase program, which expired on June 30, 2022.

20	2022 Form 10-K | H&R Block, Inc.

PERFORMANCE GRAPH – The following graph compares the cumulative five-year total return provided to shareholders of H&R Block, Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index and a selected peer group. We previously used a self-selected peer group based on companies with similar market capitalization or public companies in the tax return preparation industry. Beginning in fiscal year 2022, we are using the compensation peer group disclosed in our annual meeting proxy statement as the selected peer group in order to provide consistency in peers across disclosures.
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on June 30, 2017, and its relative performance is tracked through June 30, 2022.

$250
$200
$150
$100
$50
$0
June 2017
June 2018
June 2019
June 2020
June 2021
June 2022
H&R Block, Inc.
S&P Midcap 400
Current Peer Group
Prior Peer Group

Note:    The Current Peer Group includes the following companies: ACI Worldwide Inc., Equifax Inc., Euronet Worldwide, Inc., Gartner, Inc., Genpact Limited, Global Payments Inc., Insperity, Inc., Intuit Inc., Jack Henry & Associates, Inc., Paychex, Inc., TransUnion, TriNet Group, Inc., Unisys Corporation, The Western Union Company, WEX Inc, and Workday, Inc. This is the peer group used in benchmarking fiscal year 2023 executive compensation as will be described in our 2022 definitive proxy statement. The Prior Year Peer Group (included in the graph for comparison purposes) includes the following companies: Intuit Inc., Blucora, Inc., ICF International, Inc., CBIZ, Inc., Resources Connection, Inc., Willis Towers Watson PLC and Huron Consulting Group Inc. Previously, the Prior Year Group also included Liberty Tax, Inc. and Navigant Consulting, Inc., but they are not included in the chart above as they have been acquired.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

H&R Block, Inc. | 2022 Form 10-K	21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our subsidiaries provide assisted and DIY tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our bank partners, to the general public primarily in the U.S., Canada and Australia. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We also offer small business solutions through our company-owned and franchise offices and online through Wave. We report a single segment that includes all of our continuing operations.
CHANGE IN FISCAL YEAR END
On June 9, 2021, the Board of Directors approved a change of the Company's fiscal year end from April 30 to June 30. The Company's 2022 fiscal year began on July 1, 2021 and ended on June 30, 2022. We have recast the income statement and statement of cash flows for the year ended June 30, 2021 and have provided a comparison to the year ended June 30, 2022. We have also provided a comparison of the two months ended June 30, 2021 (Transition Period) to the two months ended June 30, 2020. The recast income statement was derived as follows:

(in 000s)
	Year ended April 30, 2021	Plus: Two months ended June 30, 2021 (Transition Period)	Less: Two months ended June 30, 2020	Year ended June 30, 2021
Revenues	$3,413,987	$466,106	$291,448	$3,588,645
Operating expenses	2,644,360	331,751	279,101	2,697,010
Pretax income (loss)	668,736	120,995	(7,402)	797,133
Net income (loss) from continuing operations	590,212	91,119	(9,127)	690,458

FINANCIAL OVERVIEW - YEAR ENDED JUNE 30, 2022 COMPARED TO YEAR ENDED JUNE 30,
On March 21, 2020, the federal tax filing deadline in the U.S. for individual 2019 tax returns was extended from April 15, 2020 to July 15, 2020 due to the pandemic. Therefore, fiscal year 2022 results are not comparable to the prior year period, as 15 days of tax season 2020 were included in the results for the year ended June 30, 2021, resulting in a year-over-year decrease in revenues, net income from continuing operations and EPS as shown in the table below.

Year Ended June 30, 2022 Compared to Year Ended June 30, 2021

Revenues		Operating Expenses		Net Income from Continuing Operations
$3.46B	3.5%	$2.72B	0.8%	$560.6M		18.8%

Diluted EPS from Continuing Operations			EBITDA(1) from Continuing Operations
$3.26	Reported:	11.2%	$889.5M		15.4%

$3.51	Adjusted(1):	10.9%

(1) See "Non-GAAP Financial Information" section within this filing for a reconciliation of non-GAAP measures.

22	2022 Form 10-K | H&R Block, Inc.

RESULTS OF OPERATIONS - YEAR ENDED JUNE 30, 2022 COMPARED TO YEAR ENDED JUNE 30, 2021

Operating Statistics
Year ended June 30,	2022	2021(1)	% Change
TAX RETURNS PREPARED : (in 000s) (2)
United States:
Company-owned operations	8,769	9,558	(8.3)%
Franchise operations	3,185	3,696	(13.8)%
Total assisted	11,954	13,254	(9.8)%

Desktop	1,868	2,298	(18.7)%
Online	6,661	7,570	(12.0)%
Total DIY	8,529	9,868	(13.6)%
Total U.S. returns	20,483	23,122	(11.4)%

International:
Canada	2,449	2,459	(0.4)%
Australia	668	680	(1.8)%
Total international returns	3,117	3,139	(0.7)%
Tax returns prepared worldwide	23,600	26,261	(10.1)%

NET AVERAGE CHARGE (U.S. ONLY): (3)
Company-owned operations	$238.87	$223.94	6.7%
Franchise operations (4)	$230.58	$212.32	8.6%
Online	$37.87	$39.17	(3.3)%

TAX OFFICES (as of March 31):
U.S. offices:
Company-owned offices	6,492	6,512	(0.3)%
Franchise offices	2,605	2,759	(5.6)%
Total U.S. offices	9,097	9,271	(1.9)%
International offices:
Canada	987	983	0.4%
Australia	404	422	(4.3)%
Total international offices	1,391	1,405	(1.0)%
Tax offices worldwide	10,488	10,676	(1.8)%

(1) Represents a partial 2019 individual tax filing season, which was extended until July 15, 2020 and the full 2020 individual tax filing season.
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

H&R Block, Inc. | 2022 Form 10-K	23

Consolidated – Financial Results			(in 000s, except per share amounts)
Year ended June 30,	2022	2021	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$2,094,612	$2,140,410	$(45,798)	(2.1)%
U.S. royalties	225,242	238,629	(13,387)	(5.6)%
U.S. DIY tax preparation	319,086	367,289	(48,203)	(13.1)%
International	231,335	229,407	1,928	0.8%
Refund Transfers	162,893	172,356	(9,463)	(5.5)%
Emerald Card®	125,444	144,095	(18,651)	(12.9)%
Peace of Mind® Extended Service Plan	94,637	97,851	(3,214)	(3.3)%
Tax Identity Shield®	39,114	40,999	(1,885)	(4.6)%
Interest and fee income on Emerald AdvanceSM	43,981	53,241	(9,260)	(17.4)%
Wave	80,965	63,134	17,831	28.2%
Other	45,961	41,234	4,727	11.5%
Total revenues	3,463,270	3,588,645	(125,375)	(3.5)%

Compensation and benefits:
Field wages	808,903	812,123	3,220	0.4%
Other wages	284,689	280,304	(4,385)	(1.6)%
Benefits and other compensation	206,902	211,382	4,480	2.1%
	1,300,494	1,303,809	3,315	0.3%
Occupancy	413,162	413,500	338	0.1%
Marketing and advertising	284,244	264,745	(19,499)	(7.4)%
Depreciation and amortization	142,178	154,818	12,640	8.2%
Bad debt	71,778	82,353	10,575	12.8%
Other	506,517	477,785	(28,732)	(6.0)%
Total operating expenses	2,718,373	2,697,010	(21,363)	(0.8)%
Other income (expense), net	2,454	4,989	(2,535)	(50.8)%
Interest expense on borrowings	(88,282)	(99,491)	11,209	11.3%
Income from continuing operations before income taxes	659,069	797,133	(138,064)	(17.3)%
Income taxes	98,423	106,675	8,252	7.7%
Net income from continuing operations	560,646	690,458	(129,812)	(18.8)%
Net loss from discontinued operations	(6,972)	(6,509)	(463)	(7.1)%
Net income	$553,674	$683,949	$(130,275)	(19.0)%

DILUTED EARNINGS PER SHARE:
Continuing operations	$3.26	$3.67	$(0.41)	(11.2)%
Discontinued operations	(0.04)	(0.03)	(0.01)	(33.3)%
Consolidated	$3.22	$3.64	$(0.42)	(11.5)%

Adjusted diluted EPS(1)	$3.51	$3.94	$(0.43)	(10.9)%
EBITDA(1)	$889,529	$1,051,442	$(161,913)	(15.4)%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
YEAR ENDED JUNE 30, 2022 COMPARED TO YEAR ENDED JUNE 30, 2021
Revenues decreased $125.4 million, or 3.5%, from the prior year. The decrease in revenue is due to lower tax return volumes in the current year as the prior year includes an additional tax season deadline due to the 2020 tax season being extended to July 15, 2020. This resulted in a decrease in U.S. tax preparation, royalty and Refund Transfer revenues.
Emerald Card® revenues decreased $18.7 million, or 12.9%, due to some stimulus payments being loaded on to Emerald Cards in the prior year, which was partially offset by additional activity in the current year related to the IRS loading Child Tax Credits monthly to Emerald Cards during July through December 2021. Interest and fees on

24	2022 Form 10-K | H&R Block, Inc.

Emerald Advances decreased $9.3 million, or 17.4%, due to a decline in Emerald Advances. Wave revenues increased $17.8 million, or 28.2%, due to higher small business payments processing volumes.
Total operating expenses increased $21.4 million, or 0.8%, from the prior year. Marketing and advertising expense increased $19.5 million, or 7.4%, due to higher online advertising and agency fees in the current year. Depreciation and amortization expense decreased $12.6 million, or 8.2%, due primarily to lower amortization of acquired intangibles. Bad debt expense decreased $10.6 million, or 12.8%, due to lower Refund Transfer volume and lower bad debt rates.
Other operating expenses increased $28.7 million, or 6.0%. The components of other expenses are as follows:

				(in 000s)
Year ended June 30,	2022	2021	$ Change	% Change
Consulting and outsourced services	$136,397	$136,288	$(109)	(0.1)%
Bank partner fees	26,648	22,616	(4,032)	(17.8)%
Client claims and refunds	31,814	29,857	(1,957)	(6.6)%
Employee and travel expenses	31,714	23,959	(7,755)	(32.4)%
Technology-related expenses	97,934	85,499	(12,435)	(14.5)%
Credit card/bank charges	90,209	86,203	(4,006)	(4.6)%
Insurance	15,224	11,528	(3,696)	(32.1)%
Legal fees and settlements	19,625	21,993	2,368	10.8%
Supplies	28,846	31,927	3,081	9.7%
Other	28,106	27,915	(191)	(0.7)%
	$506,517	$477,785	$(28,732)	(6.0)%

Employee and travel expenses increased $7.8 million, or 32.4%, due to less travel in the prior year as a result of COVID-19 travel restrictions. Technology-related expenses increased $12.4 million, or 14.5%, due to increased investments in information technology.
Interest expense on borrowings decreased $11.2 million, or 11.3%, primarily due to lower borrowings on our CLOC in the current year.
We recorded income tax expense of $98.4 million in the current year compared to $106.7 million in the prior year. The decrease is primarily related to lower pretax income in the current year. See Item 8, note 9 to the consolidated financial statements for additional discussion.
See the discussion of loss contingencies related to our discontinued operations in Item 1A, Risk Factors and in Item 8, note 12 to the consolidated financial statements.

H&R Block, Inc. | 2022 Form 10-K	25

RESULTS OF OPERATIONS - YEAR ENDED APRIL 30, 2021 COMPARED TO YEAR ENDED APRIL 30, 2020

Consolidated – Financial Results			(in 000s, except per share amounts)
Year ended April 30,	2021	2020	$ Change	% Change
Revenues:
U.S. assisted tax preparation	$2,035,107	$1,533,303	$501,804	32.7%
U.S. royalties	226,253	193,411	32,842	17.0%
U.S. DIY tax preparation	313,055	208,901	104,154	49.9%
International	249,868	180,065	69,803	38.8%
Refund Transfers	163,329	154,687	8,642	5.6%
Emerald Card®	136,717	92,737	43,980	47.4%
Peace of Mind® Extended Service Plan	98,882	105,185	(6,303)	(6.0)%
Tax Identity Shield®	40,624	31,797	8,827	27.8%
Interest and fee income on Emerald AdvanceSM	53,430	60,867	(7,437)	(12.2)%
Wave	58,277	36,711	21,566	58.7%
Other	38,445	42,056	(3,611)	(8.6)%
Total revenues	3,413,987	2,639,720	774,267	29.3%

Compensation and benefits:
Field wages	797,262	678,813	(118,449)	(17.4)%
Other wages	272,664	218,548	(54,116)	(24.8)%
Benefits and other compensation	208,147	175,535	(32,612)	(18.6)%
	1,278,073	1,072,896	(205,177)	(19.1)%
Occupancy	414,389	410,402	(3,987)	(1.0)%
Marketing and advertising	261,960	255,094	(6,866)	(2.7)%
Depreciation and amortization	156,852	169,536	12,684	7.5%
Bad debt	78,763	77,470	(1,293)	(1.7)%
Impairment of goodwill	—	106,000	106,000	100.0%
Other	454,323	471,239	16,916	3.6%
Total operating expenses	2,644,360	2,562,637	(81,723)	(3.2)%
Other income (expense), net	5,979	15,637	(9,658)	(61.8)%
Interest expense on borrowings	(106,870)	(96,094)	(10,776)	(11.2)%
Income (loss) from continuing operations before income taxes (benefit)	668,736	(3,374)	672,110	**
Income taxes (benefit)	78,524	(9,530)	(88,054)	**
Net income from continuing operations	590,212	6,156	584,056	9,487.6%
Net loss from discontinued operations	(6,421)	(13,682)	7,261	53.1%
Net income (loss)	$583,791	$(7,526)	$591,317	**

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$3.11	$0.03	$3.08	10,266.7%
Discontinued operations	(0.03)	(0.07)	0.04	57.1%
Consolidated	$3.08	$(0.04)	$3.12	**

Adjusted diluted EPS(1)	$3.39	$0.84	$2.55	303.6%
EBITDA(1)	$932,458	$262,256	$670,202	255.6%
Adjusted EBITDA (1)	$932,458	$368,256	$564,202	153.2%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

26	2022 Form 10-K | H&R Block, Inc.

YEAR ENDED APRIL 30, 2021 COMPARED TO YEAR ENDED APRIL 30, 2020
Due to the extension of the 2019 individual tax deadline to July 2020 related to the COVID-19 pandemic, we had significant increases in the number of tax returns prepared in all categories during the first half of the year ended April 30, 2021. Additionally, while the 2020 individual tax deadline was also extended to May 17, 2021, we prepared more tax returns through April 30, 2021 than we did in the prior year. As a result of these increases in volume during the year ended April 30, 2021, U.S. assisted and DIY tax preparation revenues and royalties increased compared to the prior year.
International revenues increased $69.8 million, or 38.8%, due to higher tax returns prepared by our Canadian operations primarily due to the extension of the 2019 individual tax deadline and favorable foreign currency exchange rates. Emerald Card® revenues increased $44.0 million, or 47.4%, due to higher card activity from an increase in tax refunds loaded on to cards, as well as some Economic Impact Payments loaded on to cards. Wave revenues increased $21.6 million, or 58.7%, due to higher small business payment processing volumes over the prior year as small business owners shift to online payment options and an additional two months of revenue in the year ended April 30, 2021, as we acquired Wave on June 28, 2019.
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
Other operating expenses decreased $16.9 million, or 3.6%. The components of other expenses are as follows:

				(in 000's)
Year ended April 30,	2021	2020	$ Change	% Change
Consulting and outsourced services	$127,262	$118,267	$(8,995)	(7.6)%
Bank partner fees	23,681	55,633	31,952	57.4%
Client claims and refunds	28,756	35,498	6,742	19.0%
Employee and travel expenses	21,704	40,892	19,188	46.9%
Technology-related expenses	80,766	68,907	(11,859)	(17.2)%
Credit card/bank charges	81,154	48,826	(32,328)	(66.2)%
Insurance	11,420	15,015	3,595	23.9%
Legal fees and settlements	22,172	27,436	5,264	19.2%
Supplies	31,843	31,290	(553)	(1.8)%
Other	25,565	29,475	3,910	13.3%
	$454,323	$471,239	$16,916	3.6%

Bank partner fees decreased $32.0 million, or 57.4%, due to lower RA and RT volumes, lower fees paid to our bank partner, and lower accruals for our RA credit loss guarantees. Employee and travel expenses decreased $19.2 million, or 46.9%, due to COVID-19 travel restrictions. Technology-related expenses increased $11.9 million, or 17.2%, due to increased investments in information technology. Credit card and bank charges increased $32.3 million, or 66.2%, as a result of higher transaction volumes for assisted and DIY tax preparation, higher Wave payment processing fees and fees related to the Emerald Card®.
Losses of our discontinued mortgage operations are primarily related to legal expenses which are lower in the year ended April 30, 2021. See the discussion of loss contingencies related to our discontinued operations in Item 1A, Risk Factors and in Item 8, note 12 to the consolidated financial statements.

H&R Block, Inc. | 2022 Form 10-K	27

RESULTS OF OPERATIONS - TRANSITION PERIOD COMPARISON

Consolidated – Financial Results			(in 000s)
Two months ended June 30,	(Transition Period) 2021	2020	$ Change	% Change

Total revenues	$466,106	$291,448	$174,658	59.9%

Compensation and benefits	148,817	123,081	(25,736)	(20.9)%
Occupancy	65,429	66,318	889	1.3%
Marketing and advertising	11,873	9,088	(2,785)	(30.6)%
Depreciation and amortization	24,586	26,621	2,035	7.6%
Bad debt	6,458	2,869	(3,589)	(125.1)%
Other	74,588	51,124	(23,464)	(45.9)%
Total operating expenses	331,751	279,101	(52,650)	(18.9)%
Other income (expense), net	672	1,661	(989)	(59.5)%
Interest expense on borrowings	(14,032)	(21,410)	7,378	34.5%
Income (loss) from continuing operations before income taxes	120,995	(7,402)	128,397	**
Income taxes	29,876	1,725	(28,151)	(1,631.9)%
Net income (loss) from continuing operations	91,119	(9,127)	100,246	**
Net loss from discontinued operations	(1,509)	(1,423)	(86)	(6.0)%
Net income (loss)	$89,610	$(10,550)	$100,160	**

TWO MONTHS ENDED JUNE 30, 2021 COMPARED TO TWO MONTHS ENDED JUNE 30, 2020
Revenues increased $174.7 million, or 59.9%, from the prior year comparative period. The increase in revenue is primarily a result of higher tax return volumes during the Transition Period as the 2020 individual tax deadline in the U.S. was extended to May 17, 2021, whereas in the prior year comparative period, the 2019 individual tax deadline in the U.S. was extended to July 15, 2020 resulting in increases in tax preparation, royalties and Refund Transfer revenues.
Total operating expenses increased $52.6 million, or 18.9%, from the prior year comparative period. Compensation and benefits increased $25.7 million, or 20.9%, due to higher tax preparation volumes, higher information technology wages, higher bonus accruals and Canadian wage subsidies received in the prior year comparative period. Bad debt increased $3.6 million, or 125.1%, due to higher Refund Transfer volumes as a result of the extended tax season. Other expenses increased $23.5 million, or 45.9% due to higher consulting and outsourced services, higher technology-related expenses and higher credit card and bank charges.
We recorded income tax expense of $29.9 million during the Transition Period compared to $1.7 million in the prior year comparative period. The effective tax rate for the two months ended June 30, 2021, and 2020 was 24.7% and (23.3)%, respectively.
For more discussion regarding the two months ended June 30, 2021 compared to the two months ended June 30, 2020, see our June 30, 2021 Transition Report filed on Form 10-Q.
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

28	2022 Form 10-K | H&R Block, Inc.

and working capital needs, periodically resulting in a working capital deficit, from May through January. We typically have relied on available cash balances from the prior tax season and borrowings to meet liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, we believe that in the absence of any unexpected developments, our existing sources of capital as of June 30, 2022 are sufficient to meet our future operating and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the years ended June 30, 2022 and June 30, 2021. See Item 8 for the complete consolidated statements of cash flows for the years ended June 30, 2022, April 30, 2021, April 30, 2020 and the two months ended June 30, 2021.

		(in 000s)
Year ended June 30,	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$553,674	$683,949
Other operating cash flows	254,863	77,287
Net cash provided by operating activities	808,537	761,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(61,955)	(53,053)
Payments made for business acquisitions, net of cash acquired	(35,920)	(17,024)
Other investing cash flows	21,334	27,430
Net cash used in investing activities	(76,541)	(42,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Line of credit borrowings, net	—	(2,000,000)
Repayments of long-term debt	(500,000)	(650,000)
Proceeds from issuance of long-term debt	—	1,142,400
Dividends paid	(186,476)	(195,068)
Repurchase of common stock, including shares surrendered	(563,174)	(193,551)
Other financing cash flows	(7,696)	(21,610)
Net cash used in financing activities	(1,257,346)	(1,917,829)

Effects of exchange rate changes on cash	(8,101)	13,457
Net change in cash and cash equivalents	$(533,451)	$(1,185,783)

    Operating Activities. Cash provided by operating activities totaled $808.5 million for the year ended June 30, 2022 compared to $761.2 million in the prior year period. The increase is primarily due to higher income tax payments in the prior year and the receipt of income tax receivables in the current year, partially offset by lower net income in the current year.
    Investing Activities. Cash used in investing activities totaled $76.5 million for the year ended June 30, 2022 compared to $42.6 million for the prior year period. The increase is primarily due to higher payments to acquire businesses.
    Financing Activities. Cash used in financing activities totaled $1.3 billion for the year ended June 30, 2022 compared to $1.9 billion for the prior year period. The decrease is primarily due to the repayment of the $2.0 billion draw on our CLOC in the prior year, partially offset by proceeds from the issuance of long-term debt in the prior year.
    CASH REQUIREMENTS –
    Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
    We have consistently paid quarterly dividends. Dividends paid totaled $186.5 million and $195.1 million in the years ended June 30, 2022 and June 30, 2021, respectively. Although we have historically paid dividends and plan

H&R Block, Inc. | 2022 Form 10-K	29

to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
Our current share repurchase program ended in June 2022. As a part of the repurchase program, in the current year, we purchased $550.3 million of our common stock at an average price of $23.84 per share.
In August 2022, the Board of Directors approved a $1.25 billion share repurchase program, effective through fiscal year 2025.
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
The following table summarizes our shares outstanding, shares repurchased, and annual dividends per share:

(in 000s, except per share amounts)
	Year ended June 30, 2022	Two months ended June 30, 2021 (Transition Period)	Year ended April 30, 2021	Year ended April 30, 2020	Year ended April 30, 2019
Shares outstanding	159,930	181,813	181,466	192,475	201,959
Shares Repurchased	23,085	—	11,551	10,130	7,862
Dividends declared per share	$1.08	$0.27	$1.04	$1.04	$1.00
    Capital Investment. Capital expenditures totaled $62.0 million and $53.1 million for the years ended June 30, 2022 and 2021, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchise and competitor businesses totaling $35.9 million and $17.0 million during the years ended June 30, 2022 and 2021, respectively. See Item 8, note 6 for additional information on our acquisitions.
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
    FINANCING RESOURCES – Our CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with our CLOC covenants as of June 30, 2022. As of June 30, 2022, amounts available to borrow under the CLOC were not limited by the debt-to-EBITDA covenant. We had no balance outstanding under our CLOC as of June 30, 2022.
In May 2022, we redeemed our outstanding $500 million 5.500% Senior Notes originally due in November 2022. The redemption price was 100% of the outstanding principal amount, plus accrued and unpaid interest up to, but not including, the redemption date.
    See Item 8, note 7 to the consolidated financial statements for discussion of our CLOC and Senior Notes.

30	2022 Form 10-K | H&R Block, Inc.

The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of June 30, 2022 and 2021:

As of	June 30, 2022			June 30, 2021
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable
CASH AND OTHER ASSETS – As of June 30, 2022, we held cash and cash equivalents, excluding restricted amounts, of $885.0 million, including $201.0 million held by our foreign subsidiaries. We received $52.2 million of our federal income tax receivable subsequent to June 30, 2022.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of June 30, 2022.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $8.1 million during the year ended June 30, 2022 and an increase of $13.5 million during the year ended June 30, 2021.
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

SUMMARIZED BALANCE SHEET	(in 000s)
As of June 30, 2022	GUARANTOR AND ISSUER

Current assets	$38,922
Noncurrent assets	1,698,242
Current liabilities	75,855
Noncurrent liabilities	1,495,732

SUMMARIZED STATEMENTS OF OPERATIONS	(in 000s)
Year ended June 30, 2022	GUARANTOR AND ISSUER

Total revenues	$199,683
Income from continuing operations before income taxes	44,404
Net income from continuing operations	41,979
Net income	35,007

The table above reflects $1.6 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries.

H&R Block, Inc. | 2022 Form 10-K	31

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
LITIGATION AND OTHER RELATED CONTINGENCIES –
Nature of Estimates Required. We accrue liabilities related to certain legal matters for which we believe it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Assessing the likely outcome of pending or threatened litigation or other related loss contingencies, including the amount of potential loss, if any, is highly subjective.
Assumptions and Approach Used. We are subject to pending or threatened litigation and other related loss contingencies, which are described in Item 8, note 12 to the consolidated financial statements. It is our policy to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required to be accrued, if any, for these contingencies is made after analysis of each known issue and an analysis of historical experience. In cases where we have concluded that a loss is only reasonably possible or remote, or is not reasonably estimable, no liability is accrued.
Sensitivity of Estimate to Change. It is reasonably possible that pending or future litigation and other related loss contingencies may vary from the amounts accrued. Our estimate of the aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a liability has not been accrued but we believe a loss is reasonably possible. This aggregate range represents only those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. As of June 30, 2022, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, was not material.
However, our judgments on whether a loss is probable, reasonably possible, or remote, and our estimates of probable loss amounts may differ from actual results due to difficulties in predicting changes in or interpretations of, laws, predicting the outcome of court trials, arbitration hearings, settlement discussions and related activity, predicting the outcome of class certification actions, and numerous other uncertainties. Due to the number of claims which are periodically asserted against us, and the magnitude of damages sought in those claims, actual losses in the future may significantly differ from our current estimates.
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

32	2022 Form 10-K | H&R Block, Inc.

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
GOODWILL –
Nature of Estimates Required. We test goodwill for impairment annually in the third quarter or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. Our goodwill impairment analysis utilizes both the income and market approaches, which includes revenue and expense forecasts, changes in working capital and selection of a discount rate, all of which are highly subjective.
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
REGULATORY ENVIRONMENT
The federal government, various state, local, provincial and foreign governments, and some self-regulatory organizations have enacted statutes and ordinances, or adopted rules and regulations, regulating many aspects of our business. These aspects include, but are not limited to, commercial income tax return preparation, income tax courses, the electronic filing of income tax returns, the offering of RTs, privacy and data security, consumer protection, marketing and advertising, franchising, antitrust and competition, sales methods, and financial services and products. We work to comply with those laws that are applicable to us or our services or products, and we continue to monitor developments in the regulatory environment in which we operate. See further discussion of these items in our Item 1A. Risk Factors under "Legal and Regulatory Risks" of this Form 10-K.

H&R Block, Inc. | 2022 Form 10-K	33

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
We measure the performance of our business using a variety of metrics, including earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations, adjusted EBITDA from continuing operations, adjusted diluted earnings per share from continuing operations, free cash flow and free cash flow yield. We also use EBITDA from continuing operations and pretax income of continuing operations, each subject to permitted adjustments, as performance metrics in incentive compensation calculations for our employees.

34	2022 Form 10-K | H&R Block, Inc.

The following is a reconciliation of net income to EBITDA from continuing operations and adjusted EBITDA from continuing operations, which are non-GAAP financial measures:

(in 000s)
Year ended	June 30, 2022	June 30, 2021	April 30, 2021	April 30, 2020
Net income (loss) - as reported	$553,674	$683,949	$583,791	$(7,526)
Discontinued operations, net	6,972	6,509	6,421	13,682
Net income from continuing operations - as reported	560,646	690,458	590,212	6,156
Add back:
Income taxes (benefit)	98,423	106,675	78,524	(9,530)
Interest expense	88,282	99,491	106,870	96,094
Depreciation and amortization	142,178	154,818	156,852	169,536
	328,883	360,984	342,246	256,100

EBITDA from continuing operations	$889,529	$1,051,442	$932,458	$262,256
Adjustments:
Impairment of goodwill	—	—	—	106,000
Adjusted EBITDA from continuing operations	$889,529	$1,051,442	$932,458	$368,256

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

(in 000s, except per share amounts)
Year ended	June 30, 2022	June 30, 2021	April 30, 2021	April 30, 2020

Net income from continuing operations - as reported	$560,646	$690,458	$590,212	$6,156

Adjustments:
Amortization of intangibles related to acquisitions (pretax)	56,292	66,246	68,387	74,561
Impairment of goodwill (pretax)	—	—	—	106,000
Tax effect of adjustments(1)	(13,358)	(15,115)	(15,884)	(19,126)
Adjusted net income from continuing operations	$603,580	$741,589	$642,715	$167,591

Diluted earnings per share from continuing operations - as reported	$3.26	$3.67	$3.11	$0.03
Adjustments, net of tax	0.25	0.27	0.28	0.81
Adjusted diluted earnings per share from continuing operations	$3.51	$3.94	$3.39	$0.84

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
As our CLOC borrowings are generally seasonal, interest rate risk typically increases during the months of November through March. While our CLOC borrowings are relatively insensitive to interest rate changes, interest expense on CLOC borrowings will increase and decrease with changes in the underlying short-term interest rates. We had no outstanding balance on our CLOC as of June 30, 2022.
Our long-term debt as of June 30, 2022, consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings until these notes mature or are refinanced.

H&R Block, Inc. | 2022 Form 10-K	35

The fixed-rate interest payable on our Senior Notes is subject to adjustment based upon our credit ratings. See Item 8, note 7 to the consolidated financial statements.
FOREIGN EXCHANGE RATE RISK
Our operations in international markets are exposed to movements in currency exchange rates. The currencies primarily involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders' equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $8.1 million during the year ended June 30, 2022 compared to an increase of $13.5 million in year ended June 30, 2021. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income in the year ended June 30, 2022 and the year ended June 30, 2021 by $2.8 million and $3.2 million, respectively, and cash balances, excluding restricted balances, as of June 30, 2022 and June 30, 2021 by $18.5 million and $16.4 million, respectively.
We generally use foreign exchange forward contracts to mitigate foreign currency exchange rate risk for loans we advance to our Canadian operations. We had no forward contracts outstanding at June 30, 2022, June 30, 2021, or April 30, 2021.

36	2022 Form 10-K | H&R Block, Inc.

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
Deloitte & Touche LLP audited our consolidated financial statements for the fiscal year ended June 30, 2022, the Transition Period ended June 30, 2021, and for the fiscal years ended April 30, 2021 and April 30, 2020. The audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework, as of June 30, 2022.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO, using the 2013 framework. The Company's external auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ Jeffrey J. Jones II	/s/ Tony G. Bowen
Jeffrey J. Jones II	Tony G. Bowen
President and Chief Executive Officer	Chief Financial Officer

H&R Block, Inc. | 2022 Form 10-K	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of H&R Block, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the "Company") as of June 30, 2022, June 30, 2021 and April 30, 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for the year ended June 30, 2022, for the two months ended June 30, 2021 (Transition Period) and for the years ended April 30, 2021 and 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, June 30, 2021 and April 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2022, for the two months ended June 30, 2021 (Transition Period) and for the years ended April 30, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 16, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

38	2022 Form 10-K | H&R Block, Inc.

possible settlement outcomes to determine the amount of liability to record. The Company’s unrecognized tax benefits as of June 30, 2022, were $232 million.
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
•We tested the effectiveness of controls over management’s evaluation and determination of uncertain tax positions. This evaluation includes management’s assessment of tax positions taken by the Company on its tax returns, including transfer pricing terms and conditions, and the related recorded amounts for uncertain tax positions.
•With the assistance of our income tax specialists, we evaluated the Company’s transfer pricing methodologies and performed the following:
◦Evaluated the appropriateness of management’s application of jurisdictional tax regulations in applying the arm’s length standard to intercompany transactions.
◦Evaluated the application of the transfer pricing method to transactions subject to transfer pricing.
◦Tested the application of the transfer pricing policies by legal entity through an independent calculation.
◦Evaluated management’s approach to identifying uncertain tax positions related to changes in the transfer pricing terms and conditions and tested the calculation of the tax positions at the individual legal entity level and at the consolidated level.
Litigation and Other Related Contingencies - Indemnification Claims - Refer to Note 12 to the consolidated financial statements
Critical Audit Matter Description
Sand Canyon Corporation (SCC) ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008. SCC has been and may in the future be, subject to indemnification claims pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. Parties including underwriters, depositors, and securitization trustees have been, remain, or may in the future be involved in lawsuits, threatened lawsuits, or settlements related to securitization transactions in which SCC participated. SCC has received notices of potential indemnification obligations relating to such matters and additional lawsuits against the parties to the securitization transactions may be filed in the future and SCC may receive additional notices of potential indemnification. The Company has not established a liability because they have not determined that it is probable that a liability for a loss contingency has been incurred.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the potential liabilities for the indemnification claims included the following, among others:

H&R Block, Inc. | 2022 Form 10-K	39

•We tested the effectiveness of management’s internal controls related to the evaluation of potential liabilities from indemnification claims, including controls over the completeness of management’s evaluation of indemnification claims and the disclosure of such matters.
•We evaluated the reasonableness of the Company’s determination of potential liabilities from indemnification claims and their conclusion that it is not probable that a liability for a loss contingency has been incurred or that the amount of loss or range of loss cannot be reasonably estimated.
•We tested the completeness of management’s evaluation by independently obtaining legal inquiry letters and searching external sources for corroborating and contradictory evidence.
•We evaluated the Company’s disclosures for completeness and clarity of the information disclosed.

/s/ Deloitte & Touche LLP
Kansas City, Missouri
August 16, 2022

We have served as the Company's auditor since 2007.

40	2022 Form 10-K | H&R Block, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of H&R Block, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2022, of the Company and our report dated August 16, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Kansas City, Missouri
August 16, 2022

H&R Block, Inc. | 2022 Form 10-K	41

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)			(in 000s, except per share amounts)
	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021	Year Ended April 30, 2020

REVENUES:
Service revenues	$3,134,686	$427,575	$3,067,223	$2,327,323
Royalty, product and other revenues	328,584	38,531	346,764	312,397
	3,463,270	466,106	3,413,987	2,639,720
OPERATING EXPENSES:
Costs of revenues	1,881,262	232,763	1,842,092	1,712,276
Impairment of goodwill	—	—	—	106,000
Selling, general and administrative	837,111	98,988	802,268	744,361
Total operating expenses	2,718,373	331,751	2,644,360	2,562,637

Other income (expense), net	2,454	672	5,979	15,637
Interest expense on borrowings	(88,282)	(14,032)	(106,870)	(96,094)
Income (loss) from continuing operations before income taxes (benefit)	659,069	120,995	668,736	(3,374)
Income taxes (benefit)	98,423	29,876	78,524	(9,530)
Net income from continuing operations	560,646	91,119	590,212	6,156
Net loss from discontinued operations, net of tax benefits of $2,093, $451, $3,883 and $4,085	(6,972)	(1,509)	(6,421)	(13,682)
NET INCOME (LOSS)	$553,674	$89,610	$583,791	$(7,526)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$3.31	$0.50	$3.15	$0.03
Discontinued operations	(0.04)	(0.01)	(0.04)	(0.07)
Consolidated	$3.27	$0.49	$3.11	$(0.04)

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$3.26	$0.49	$3.11	$0.03
Discontinued operations	(0.04)	(0.01)	(0.03)	(0.07)
Consolidated	$3.22	$0.48	$3.08	$(0.04)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$553,674	$89,610	$583,791	$(7,526)
Change in foreign currency translation adjustments	(21,733)	(4,698)	56,362	(31,160)
Other comprehensive income (loss)	(21,733)	(4,698)	56,362	(31,160)
Comprehensive income (loss)	$531,941	$84,912	$640,153	$(38,686)

See accompanying notes to consolidated financial statements.

42	2022 Form 10-K | H&R Block, Inc.

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of	June 30, 2022	June 30, 2021	April 30, 2021
ASSETS
Cash and cash equivalents	$885,015	$1,434,381	$934,251
Cash and cash equivalents - restricted	165,698	149,783	128,669
Receivables, less allowance for doubtful accounts of $65,351, $77,518 and $70,689	58,447	88,932	197,876
Income taxes receivable	202,838	330,872	333,366
Prepaid expenses and other current assets	72,460	76,414	105,562
Total current assets	1,384,458	2,080,382	1,699,724
Property and equipment, at cost, less accumulated depreciation and amortization of $857,468, $842,861 and $832,885	123,912	139,276	148,490
Operating lease right of use asset	427,783	445,847	437,246
Intangible assets, net	309,644	351,093	360,148
Goodwill	760,401	754,521	757,659
Deferred tax assets and income taxes receivable	208,948	181,996	182,848
Other noncurrent assets	54,012	61,273	67,531
Total assets	$3,269,158	$4,014,388	$3,653,646
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$160,929	$164,269	$198,084
Accrued salaries, wages and payroll taxes	154,764	168,989	270,982
Accrued income taxes and reserves for uncertain tax positions	280,115	238,863	287,404
Operating lease liabilities	206,898	214,190	206,393
Deferred revenue and other current liabilities	196,107	196,175	200,216
Total current liabilities	998,813	982,486	1,163,079
Long-term debt	1,486,876	1,983,719	1,490,039
Deferred tax liabilities and reserves for uncertain tax positions	226,362	301,658	279,351
Operating lease liabilities	228,820	244,932	242,626
Deferred revenue and other noncurrent liabilities	116,656	113,535	126,150
Total liabilities	3,057,527	3,626,330	3,301,245

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 193,571,309, 216,665,616 and 216,655,616	1,936	2,167	2,167
Additional paid-in capital	772,182	779,465	783,292
Accumulated other comprehensive income (loss)	(21,645)	88	4,786
Retained earnings	120,405	286,694	248,506
Less treasury shares, at cost, of 33,640,988, 34,842,125 and 35,189,707	(661,247)	(680,356)	(686,350)
Total stockholders' equity	211,631	388,058	352,401
Total liabilities and stockholders' equity	$3,269,158	$4,014,388	$3,653,646

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2022 Form 10-K	43

CONSOLIDATED STATEMENTS OF CASH FLOWS				(in 000s)
	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021	Year Ended April 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$553,674	$89,610	$583,791	$(7,526)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142,178	24,586	156,852	169,536
Provision for bad debt	66,807	4,617	73,451	76,621
Deferred taxes	(53,352)	22,926	(22,583)	(8,300)
Stock-based compensation	34,252	4,700	28,271	28,045
Impairment of goodwill	—	—	—	106,000
Changes in assets and liabilities, net of acquisitions:
Receivables	(37,889)	108,470	(150,933)	(66,896)
Prepaid expenses, other current and noncurrent assets	(1,944)	26,753	(49,498)	39,377
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(19,645)	(186,754)	150,635	(124,019)
Deferred revenue, other current and noncurrent liabilities	7,342	(15,809)	(1,160)	(9,096)
Income tax receivables, accrued income taxes and income tax reserves	118,713	(43,476)	(138,152)	(87,423)
Other, net	(1,599)	(797)	(4,746)	(7,358)
Net cash provided by operating activities	808,537	34,826	625,928	108,961
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(61,955)	(5,188)	(52,792)	(81,685)
Payments made for business acquisitions, net of cash acquired	(35,920)	(846)	(15,576)	(450,242)
Franchise loans funded	(18,467)	(135)	(26,917)	(35,264)
Payments from franchisees	30,899	8,634	41,215	39,919
Other, net	8,902	1,227	8,547	57,041
Net cash provided by (used in) investing activities	(76,541)	3,692	(45,523)	(470,231)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(705,000)	—	(3,275,000)	(1,335,000)
Proceeds from line of credit borrowings	705,000	—	1,275,000	3,335,000
Repayments of long-term debt	(500,000)	—	(650,000)	—
Proceeds from issuance of long-term debt	—	494,435	647,965	—
Dividends paid	(186,476)	—	(195,068)	(204,870)
Repurchase of common stock, including shares surrendered	(563,174)	(4,633)	(191,294)	(256,214)
Proceeds from exercise of stock options	6,334	308	2,140	2,075
Other, net	(14,030)	(5,584)	(22,566)	(9,143)
Net cash provided by (used in) financing activities	(1,257,346)	484,526	(2,408,823)	1,531,848

Effects of exchange rate changes on cash	(8,101)	(1,800)	18,318	(5,285)

Net increase (decrease) in cash and cash equivalents, including restricted balances	(533,451)	521,244	(1,810,100)	1,165,293
Cash, cash equivalents and restricted cash, beginning of the period	1,584,164	1,062,920	2,873,020	1,707,727
Cash, cash equivalents and restricted cash, end of the period	$1,050,713	$1,584,164	$1,062,920	$2,873,020

SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net of refunds received	$31,689	$52,149	$236,459	$89,204
Interest paid on borrowings	81,960	14,317	103,855	87,426
Accrued additions to property and equipment	4,315	2,085	1,643	1,185
Accrued dividends payable to common shareholders	43,093	48,998	—	—

See accompanying notes to consolidated financial statements.

44	2022 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of May 1, 2019	238,337	$2,383	$767,636	$(20,416)	$499,386	(36,377)	$(707,462)	$541,527
Net loss	—	—	—	—	(7,526)	—	—	(7,526)
Other comprehensive loss	—	—	—	(31,160)	—	—	—	(31,160)
Stock-based compensation	—	—	27,848	—	—	—	—	27,848
Stock-based awards exercised or vested	—	—	(14,019)	—	(3,419)	969	18,874	1,436
Acquisition of treasury shares(2)	—	—	—	—	—	(323)	(9,429)	(9,429)
Repurchase and retirement of common shares	(10,130)	(101)	(6,078)	—	(240,606)	—	—	(246,785)
Cash dividends declared - $1.04 per share	—	—	—	—	(204,870)	—	—	(204,870)
Balances as of April 30, 2020	228,207	$2,282	$775,387	$(51,576)	$42,965	(35,731)	$(698,017)	$71,041
Net income	—	—	—	—	583,791	—	—	583,791
Other comprehensive income	—	—	—	56,362	—	—	—	56,362
Stock-based compensation	—	—	26,138	—	—	—	—	26,138
Stock-based awards exercised or vested	—	—	(11,417)	—	(1,900)	755	14,748	1,431
Acquisition of treasury shares(2)	—	—	—	—	—	(214)	(3,081)	(3,081)
Repurchase and retirement of common shares	(11,551)	(115)	(6,816)	—	(181,282)	—	—	(188,213)
Cash dividends declared - $1.04 per share	—	—	—	—	(195,068)	—	—	(195,068)
Balances as of April 30, 2021	216,656	$2,167	$783,292	$4,786	$248,506	(35,190)	$(686,350)	$352,401
Net income	—	—	—	—	89,610	—	—	89,610
Other comprehensive loss	—	—	—	(4,698)	—	—	—	(4,698)
Stock-based compensation	—	—	4,285	—	—	—	—	4,285
Stock-based awards exercised or vested	—	—	(8,112)	—	(2,424)	545	10,627	91
Acquisition of treasury shares(2)	—	—	—	—	—	(197)	(4,633)	(4,633)
Cash dividends declared - $0.27 per share	—	—	—	—	(48,998)	—	—	(48,998)
Balances as of June 30, 2021	216,656	$2,167	$779,465	$88	$286,694	(34,842)	$(680,356)	$388,058
Net income	—	—	—	—	553,674	—	—	553,674
Other comprehensive loss	—	—	—	(21,733)	—	—	—	(21,733)
Stock-based compensation	—	—	28,189	—	—	—	—	28,189
Stock-based awards exercised or vested	—	—	(21,622)	—	(3,126)	1,634	31,937	7,189
Acquisition of treasury shares(2)	—	—	—	—	—	(433)	(12,828)	(12,828)
Repurchase and retirement of common shares	(23,085)	(231)	(13,850)	—	(536,265)	—	—	(550,346)
Cash dividends declared - $1.08 per share	—	—	—	—	(180,572)	—	—	(180,572)
Balances as of June 30, 2022	193,571	$1,936	$772,182	$(21,645)	$120,405	(33,641)	$(661,247)	$211,631

(1) The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2)    Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
    See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2022 Form 10-K	45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our subsidiaries provide assisted and do-it-yourself (DIY) tax return preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded services and products, including those of our bank partners, to the general public primarily in the United States (U.S.), Canada and Australia. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We also offer small business solutions through our company-owned or franchise offices and online through Wave.
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
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See note 12 for additional information on loss contingencies related to our discontinued operations.
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
CHANGE IN FISCAL YEAR END – On June 9, 2021, the Board of Directors approved a change of the Company's fiscal year end from April 30 to June 30. The Company's 2022 fiscal year began on July 1, 2021 and ended on June 30, 2022. As a result of this change, the Company filed a Transition Report on Form 10-Q that included financial information for the transition period from May 1, 2021 to June 30, 2021 (Transition Period).
CASH AND CASH EQUIVALENTS – All non-restricted highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents.
Outstanding checks in excess of funds on deposit (book overdrafts) included in accounts payable totaled $2.7 million, $1.4 million and $2.9 million as of June 30, 2022, June 30, 2021 and April 30, 2021, respectively.
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

46	2022 Form 10-K | H&R Block, Inc.

Our financing receivables consist primarily of participations in H&R Block Emerald Advance® lines of Credit (EAs), loans made to franchisees, and amounts due under H&R Block's Instant RefundSM (Instant Refund).
Our accounting policies related to receivables and related allowances are discussed further in note 4.
PROPERTY AND EQUIPMENT – Buildings, equipment and leasehold improvements are initially recorded at cost and are depreciated over the estimated useful life of the assets using the straight-line method. Estimated useful lives are generally 15 to 40 years for buildings, two to five years for computers and other equipment, three to five years for purchased software and up to eight years for leasehold improvements.
GOODWILL AND INTANGIBLE ASSETS – Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but rather is tested for impairment annually during our third quarter, or more frequently if indications of potential impairment exist.
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
LEASES – Operating lease right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. The majority of our lease portfolio consists of retail office space in the U.S., Canada, and Australia. The contract terms for these retail offices generally are from May 1 to April 30, and generally run two to five years.
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
We recognize lease expenses for our operating leases on a straight-line basis. For lease payments that are subject to adjustments based on indexes or rates, the most current index or rate adjustments were included in the measurement of our ROU assets and lease liabilities at commencement of the lease. Variable lease costs, including non-lease components (such as common area maintenance, utilities, insurance, and taxes) and certain index-based changes in lease payments, are expensed as incurred. Our ROU assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.
FOREIGN CURRENCY – The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in net income, but are recorded as a separate component of other comprehensive income in stockholders' equity. Foreign currency gains and losses included in operating results for fiscal years ended June 30, 2022, April 30, 2021 and April 30, 2020 and the Transition Period ended June 30, 2021 were not material.
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

H&R Block, Inc. | 2022 Form 10-K	47

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
Assisted tax preparation services include tax preparation and electronic filing or printing of the completed tax return. Revenues from tax preparation and printing for clients that choose to print and mail their returns, are recognized when a completed return is accepted by the customer. Revenues for electronic filing are recognized when the return is electronically filed.
Royalties are based on contractual percentages of franchise gross receipts and are generally recorded in the period in which the services are provided by the franchisee to the customer.
DIY tax preparation services includes fees for online and desktop tax preparation software and for electronic filing or printing. Revenues for online software and printing for clients that choose to print and mail their returns, are recognized when the customer uses the software to complete a return. Revenues for desktop software are recognized when the software is sold to the end user. Revenues for electronic filing are recognized when the return is electronically filed.
Refund Transfer revenues are recognized when the IRS filing acknowledgment is received and the bank account is established at our bank partner, PathwardTM, N.A., formerly known as MetaBank®, N.A. (Pathward), a wholly-owned subsidiary of Pathward Financial, Inc. (formerly known as Meta Financial Group, Inc.).

48	2022 Form 10-K | H&R Block, Inc.

Emerald Card® revenues consist of interchange income from the use of debit cards and fees paid by cardholders. Interchange income is a fee paid by merchants to our bank partner through the interchange network. Revenue associated with our Emerald Card® is recognized based on authorization of cardholder transactions.
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
Tax Identity Shield® revenues are initially deferred and are recognized as the various services are provided to the client, either by us or a third party, throughout the term of the contract, which generally ends on April 30th of the following year. TIS has multiple performance obligations where we provide clients assistance in helping protect their tax identity and access to services to help restore their tax identity, if necessary. Protection services include a daily scan of the dark web for personal information, a monthly scan for the client's social security number in credit header data, notifying clients if their information is detected on a tax return filed through H&R Block, and obtaining additional IRS identity protections when eligible.
Interest and fee income on Emerald AdvanceSM lines of credit is recorded over the life of the underlying loan.
Wave® revenues primarily consist of fees received to process payment transactions and are generally calculated as a percentage of the transaction amounts processed. Revenues are recognized upon authorization of the transaction.
MARKETING AND ADVERTISING – Advertising costs for radio and television ads are expensed over the course of the tax season, with online, print and mailing advertising expensed as incurred. Marketing and advertising expenses totaled $284.2 million, $262.0 million and $255.1 million for fiscal years ended June 30, 2022, April 30, 2021 and April 30, 2020, respectively, and $11.9 million for the Transition Period.
EMPLOYEE BENEFIT PLANS – We have a 401(k) defined contribution plan covering eligible full-time and seasonal employees following the completion of an eligibility period. Employer contributions to this plan are discretionary and totaled $25.1 million, $26.6 million and $18.8 million for continuing operations for fiscal years ended June 30, 2022, April 30, 2021 and April 30, 2020, respectively, and $3.4 million for the Transition Period.
We have severance plans covering executives and eligible regular full-time or part-time active employees who incur a qualifying termination. Expenses related to severance benefits for continuing operations totaled $2.6 million, $8.4 million and $2.5 million for fiscal years ended June 30, 2022, April 30, 2021 and April 30, 2020, respectively, and $1.2 million for the Transition Period.

H&R Block, Inc. | 2022 Form 10-K	49

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. tax services business. The following table disaggregates our U.S. tax services revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

				(in 000s)
	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021	Year Ended April 30, 2020

Revenues:
U.S. assisted tax preparation	$2,094,612	$259,527	$2,035,107	$1,533,303
U.S. royalties	225,242	29,659	226,253	193,411
U.S. DIY tax preparation	319,086	76,106	313,055	208,901
International	231,335	22,071	249,868	180,065
Refund Transfers	162,893	14,269	163,329	154,687
Emerald Card®	125,444	19,193	136,717	92,737
Peace of Mind® Extended Service Plan	94,637	20,231	98,882	105,185
Tax Identity Shield®	39,114	3,928	40,624	31,797
Interest and fee income on Emerald AdvanceSM	43,981	299	53,430	60,867
Wave	80,965	12,481	58,277	36,711
Other	45,961	8,342	38,445	42,056
Total revenues	$3,463,270	$466,106	$3,413,987	$2,639,720

Changes in the balances of deferred revenue for POM are as follows:

				(in 000s)
	POM Deferred Revenue
	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021	Year Ended April 30, 2020

Balance, beginning of the period	$172,759	$183,871	$183,685	$212,511
Amounts deferred	110,679	12,464	115,114	95,032
Amounts recognized on previous deferrals	(109,952)	(23,576)	(114,928)	(123,858)
Balance, end of the period	$173,486	$172,759	$183,871	$183,685

Changes in the balances of deferred wages for POM are as follows:

				(in 000s)
	POM Deferred Wages
	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021	Year Ended April 30, 2020

Balance, beginning of the period	$17,867	$20,169	$21,618	$27,306
Amounts deferred	12,668	8	11,367	10,708
Amounts recognized on previous deferrals	(11,040)	(2,310)	(12,816)	(16,396)
Balance, end of the period	$19,495	$17,867	$20,169	$21,618

As of June 30, 2022, deferred revenue related to POM was $173.5 million. We expect that $102.5 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years. POM deferred revenues are included in deferred revenue and other liabilities in the consolidated balance sheets. POM deferred wages are included in prepaid expenses and other current assets or other noncurrent assets.
As of June 30, 2022, June 30, 2021 and April 30, 2021, TIS deferred revenue was $25.8 million, $28.3 million, and $28.9 million, respectively. The related liabilities are included in deferred revenue and other current liabilities in the consolidated balance sheets. All deferred revenue related to TIS as of June 30, 2022 will be recognized by April 2023.

50	2022 Form 10-K | H&R Block, Inc.

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
The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021	Year Ended April 30, 2020

Net income from continuing operations attributable to shareholders	$560,646	$91,119	$590,212	$6,156
Amounts allocated to participating securities	(2,468)	(402)	(2,413)	(639)
Net income from continuing operations attributable to common shareholders	$558,178	$90,717	$587,799	$5,517

Basic weighted average common shares	168,519	181,473	186,832	196,701
Potential dilutive shares	2,916	3,389	1,945	1,407
Dilutive weighted average common shares	171,435	184,862	188,777	198,108
Earnings per share from continuing operations attributable to common shareholders:
Basic	$3.31	$0.50	$3.15	$0.03
Diluted	3.26	0.49	3.11	0.03

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.4 million, 0.8 million and 0.9 million shares of stock for fiscal years ended June 30, 2022, April 30, 2021 and April 30, 2020, respectively, and 0.3 million shares of stock for the Transition Period as the effect would be antidilutive.

H&R Block, Inc. | 2022 Form 10-K	51

NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	June 30, 2022		June 30, 2021		April 30, 2021
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$6,194	$22,036	$9,497	$28,026	$16,666	$28,909
Receivables for U.S. assisted and DIY tax preparation and related fees	18,893	2,560	41,900	3,793	92,531	3,793
H&R Block's Instant RefundSM receivables	3,491	198	2,357	159	35,665	1,463
H&R Block Emerald Advance® lines of credit	6,691	8,825	8,248	8,089	9,210	17,095
Software receivables from retailers	3,992	—	2,910	—	4,823	—
Royalties and other receivables from franchisees	3,682	73	6,167	178	16,136	196
Wave payment processing receivables	1,393	—	2,187	—	1,569	—
Other	14,111	1,172	15,666	1,350	21,276	1,233
	$58,447	$34,864	$88,932	$41,595	$197,876	$52,689

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
Loans to Franchisees. Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of June 30, 2022, June 30, 2021, and April 30, 2021 loans with a principal balance more than 90 days past due, or on non-accrual status, are not material.
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
H&R Block's Instant RefundSM. Our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), in exchange for a fee. The total fee we charge for this service is mandated by legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund is then sent by the CRA directly to us. The amount we advance to clients under this program is the amount of their estimated refund, less our fees, any amounts expected to be withheld by the CRA for amounts the client may owe to government authorities and any amounts owed to us from prior years. The CRA system for tracking amounts due to various government agencies also indicates if the client has already filed a return, does not exist in CRA records, or is bankrupt. This serves to greatly reduce the amounts of uncollectible receivables and the risk of fraudulent returns. H&R Block's Instant RefundSM amounts are generally received from the CRA within 60 days of filing the client's return, with the remaining balance collectible from the client.
Credit losses from these receivables are not specifically identified and charged off; instead we review the credit quality of these receivables on a pooled basis, segregated by the tax return year of origination with older years being deemed more unlikely to be repaid. At the end of the fiscal year, the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons. We establish an allowance for doubtful accounts at an amount that we believe represents the net realizable value. In December of each year we charge-off the receivables to an amount we believe represents the net realizable value.

52	2022 Form 10-K | H&R Block, Inc.

Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by tax return year of origination, as of June 30, 2022 are as follows:

		(in 000s)
Tax return year of origination	Current Balance	More Than 60 Days Past Due

2021	$4,997	$2,903
2020 and prior	131	131
	5,128	$3,034
Allowance	(1,439)
Net balance	$3,689

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
Credit losses from EAs are not specifically identified and charged off; instead we review the credit quality of these receivables on a pooled basis, segregated by the fiscal year of origination with older years being deemed more unlikely to be repaid. At the end of the fiscal year, the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons. We establish an allowance for doubtful accounts at an amount that we believe represents the net realizable value. In December of each year we charge-off the receivables to an amount we believe represents the net realizable value.
Current balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by fiscal year of origination as of June 30, 2022, are as follows:

		(in 000s)
Fiscal year of origination	Current Balance	Non-Accrual

2022	$26,040	$26,040
2021 and prior	458	458
Revolving loans	15,159	12,867
	41,657	$39,365
Allowance	(26,141)
Net balance	$15,516

H&R Block, Inc. | 2022 Form 10-K	53

Allowance for Credit Losses. Activity in the allowance for credit losses for EAs and all other short-term and long-term receivables for the periods ended June 30, 2022, June 30, 2021, April 30, 2021 and April 30, 2020 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2019	$27,535	$53,938	$81,473
Provision	21,771	54,850	76,621
Charge-offs, recoveries and other	(17,272)	(58,342)	(75,614)
Balances as of April 30, 2020	$32,034	$50,446	$82,480
Provision	14,319	59,132	73,451
Charge-offs, recoveries and other	(18,649)	(53,774)	(72,423)
Balances as of April 30, 2021	27,704	55,804	83,508
Provision	—	4,617	4,617
Charge-offs, recoveries and other	—	(149)	(149)
Balances as of June 30, 2021	27,704	60,272	87,976
Provision	14,814	51,993	66,807
Charge-offs, recoveries and other	(16,377)	(61,139)	(77,516)
Balances as of June 30, 2022	$26,141	$51,126	$77,267

NOTE 5: PROPERTY AND EQUIPMENT
The components of property and equipment, net of accumulated depreciation and amortization, are as follows:

(in 000s)
As of	June 30, 2022	June 30, 2021	April 30, 2021
Buildings	$34,303	$42,379	$44,121
Computers and other equipment	48,837	57,560	62,712
Leasehold improvements	38,142	35,768	37,772
Purchased software	1,253	2,192	2,508
Land and other non-depreciable assets	1,377	1,377	1,377
	$123,912	$139,276	$148,490

Depreciation expense of property and equipment for continuing operations for fiscal years ended June 30, 2022, April 30, 2021 and April 30, 2020 was $64.7 million, $73.4 million and $85.9 million, respectively and was $10.8 million for the Transition Period.
The carrying value of long-lived assets held outside the U.S., which is comprised of property and equipment, totaled $15.4 million, $17.8 million and $18.9 million as of June 30, 2022, June 30, 2021 and April 30, 2021, respectively.

54	2022 Form 10-K | H&R Block, Inc.

NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the periods ended June 30, 2022, June 30, 2021, April 30, 2021 and April 30, 2020 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of May 1, 2019	$552,234	$(32,297)	$519,937
Acquisition of Wave	300,560	—	300,560
Other acquisitions	23,795	—	23,795
Disposals and foreign currency changes, net	(26,154)	—	(26,154)
Impairments	—	(106,000)	(106,000)
Balances as of April 30, 2020	850,435	(138,297)	712,138
Acquisitions	6,948	—	6,948
Disposals and foreign currency changes, net	38,573	—	38,573
Impairments	—	—	—
Balances as of April 30, 2021	895,956	(138,297)	757,659
Acquisitions	166	—	166
Disposals and foreign currency changes, net	(3,304)	—	(3,304)
Impairments	—	—	—
Balances as of June 30, 2021	892,818	(138,297)	754,521
Acquisitions	18,696	—	18,696
Disposals and foreign currency changes, net	(12,816)	—	(12,816)
Impairments	—	—	—
Balances as of June 30, 2022	$898,698	$(138,297)	$760,401

We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. In fiscal year 2020, we recorded a goodwill impairment loss of $106.0 million related to Wave.

H&R Block, Inc. | 2022 Form 10-K	55

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of June 30, 2022:
Reacquired franchise rights	$379,114	$(197,068)	$182,046
Customer relationships	331,020	(278,717)	52,303
Internally-developed software	137,638	(107,111)	30,527
Noncompete agreements	41,789	(37,684)	4,105
Franchise agreements	19,201	(17,388)	1,813
Purchased technology	122,700	(87,910)	34,790
Trade name	5,800	(1,740)	4,060
	$1,037,262	$(727,618)	$309,644
As of June 30, 2021:
Reacquired franchise rights	$370,405	$(182,366)	$188,039
Customer relationships	316,547	(255,294)	61,253
Internally-developed software	160,315	(119,460)	40,855
Noncompete agreements	41,228	(35,802)	5,426
Franchise agreements	19,201	(16,108)	3,093
Purchased technology	122,700	(74,913)	47,787
Trade name	5,800	(1,160)	4,640
	$1,036,196	$(685,103)	$351,093
As of April 30, 2021:
Reacquired franchise rights	$370,112	$(179,356)	$190,756
Customer relationships	316,508	(251,160)	65,348
Internally-developed software	156,308	(116,126)	40,182
Noncompete agreements	41,212	(35,484)	5,728
Franchise agreements	19,201	(15,894)	3,307
Purchased technology	122,700	(72,609)	50,091
Trade name	5,800	(1,064)	4,736
	$1,031,841	$(671,693)	$360,148

Amortization of intangible assets for continuing operations for the fiscal years ended June 30, 2022, April 30, 2021 and April 30, 2020 was $77.5 million, $83.4 million and $83.6 million, respectively, and was $13.8 million for the Transition Period. Estimated amortization of intangible assets for fiscal years 2023, 2024, 2025, 2026 and 2027 is $66.3 million, $45.8 million, $24.8 million, $17.0 million and $11.9 million, respectively.
We made payments to acquire businesses totaling $35.9 million, $15.6 million and $450.2 million during the fiscal years ended June 30, 2022, April 30, 2021 and April 30, 2020, respectively, and $0.8 million for the Transition Period. The fiscal year ended April 30, 2020 included the acquisition of Wave. The amounts and weighted-average lives of assets acquired during fiscal year 2022, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Internally-developed software	$10,919	3
Customer relationships	16,179	5
Reacquired franchise rights	9,081	4
Noncompete agreements	600	5
Total	$36,779	4

56	2022 Form 10-K | H&R Block, Inc.

During the fiscal year ended April 30, 2020, we acquired Wave for $408.4 million. Included in the transaction price was $8.2 million which was treated as compensation expense.
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
NOTE 7: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
As of	June 30, 2022	June 30, 2021	April 30, 2021
Senior Notes, 5.500%, due November 2022 (1)	—	500,000	500,000
Senior Notes, 5.250%, due October 2025 (1)	350,000	350,000	350,000
Senior Notes, 2.500%, due July 2028 (1)	500,000	500,000	—
Senior Notes, 3.875%, due August 2030 (1)	650,000	650,000	650,000
Debt issuance costs and discounts	(13,124)	(16,281)	(9,961)
Total long-term debt	1,486,876	1,983,719	1,490,039
Less: Current portion	—	—	—
Long-term portion	$1,486,876	$1,983,719	$1,490,039

Estimated fair value of long-term debt	$1,377,000	$2,123,000	$1,609,000

(1)    The Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. The interest rates on our Senior Notes are subject to adjustment based upon our credit ratings.
On June 22, 2021, we issued $500.0 million of 2.500% Senior Notes due July 15, 2028. On May 2, 2022, we redeemed the $500.0 million 5.5% Senior Notes originally due in November 2022. The redemption price was 100% of the outstanding principal amount, plus accrued and unpaid interest up to, but not including, the redemption date.
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

H&R Block, Inc. | 2022 Form 10-K	57

coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of June 30, 2022.
We had no outstanding balance under our CLOC as of June 30, 2022 and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of June 30, 2022.
OTHER INFORMATION – The aggregate payments required to retire long-term debt are $350.0 million in fiscal year 2026, $500.0 million in fiscal year 2029 and $650.0 million in fiscal year 2031.
NOTE 8: STOCK-BASED COMPENSATION
We have a stock-based Long Term Incentive Plan (Plan), under which we can grant stock options, restricted shares, performance-based share units, restricted share units, deferred stock units and other forms of equity to employees, non-employee directors and consultants. Stock-based compensation expense and related tax items are as follows:

				(in 000s)
	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021	Year Ended April 30, 2020

Stock based compensation expense	$34,252	$4,700	$28,271	$28,045
Tax benefit	6,494	1,016	1,802	7,175
Realized tax benefit	5,438	2,356	1,690	5,856

As of June 30, 2022, we had 10.9 million shares reserved for future awards under our Plan. We issue shares from our treasury stock to satisfy the exercise or vesting of stock-based awards and believe we have adequate treasury stock balances available for future issuances.
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

58	2022 Form 10-K | H&R Block, Inc.

A summary of restricted share units and deferred stock units, including those that are performance-based, for the year ended June 30, 2022, is as follows:

(shares in 000s)
	Restricted Share Units and Deferred Stock Units		Performance-Based Share Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of the year	2,012	$21.84	1,973	$23.49
Granted	1,158	27.30	576	27.94
Released	(897)	22.73	(478)	24.55
Forfeited	(303)	22.33	(153)	22.88
Outstanding, end of the year	1,970	$24.40	1,918	$23.79

The total fair value of shares and units vesting during fiscal years ended June 30, 2022, April 30, 2021 and April 30, 2020 was $33.3 million, $16.1 million and $22.1 million, respectively, and was $12.3 million for the Transition Period. As of June 30, 2022, we had $50.2 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.
When valuing our performance-based share units on the grant date, we typically estimate the expected volatility using historical volatility for H&R Block, Inc. and selected comparable companies. The dividend yield is calculated based on the current dividend and the market price of our common stock on the grant date. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve in effect on the grant date. Both expected volatility and the risk-free interest rate are based on a period that approximates the expected term. There were no performance-based share units issued during the Transition Period. The following assumptions were used to value performance-based share units using the Monte Carlo valuation model during the periods:

	Year Ended June 30, 2022	Year Ended April 30, 2021	Year Ended April 30, 2020

Expected volatility	23.19% - 88.48%	21.14% - 84.49%	13.47% - 66.33%
Expected term	3 years	3 years	3 years
Dividend yield (1)	0%	0% - 3.95%	0%-3.55%
Risk-free interest rate	0.37%	0.14% - 0.18%	1.70%
Weighted-average fair value	$27.07	$16.74	$32.01

(1)The valuation model assumes that dividends are reinvested by the Company on a continuous basis.
NOTE 9: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. On July 14, 2021, we filed a U.S. federal income tax form 1139 carryback claim to utilize net operating losses against income earned in tax years 2015 and 2016. Filing this carryback claim has opened our 2015 and 2016 tax years to examination. Consequently, our U.S. federal income tax returns for 2015, 2016, 2018 and later years remain open for examination. Our U.S. federal income tax returns for 2017, 2014 and all years prior to 2014 are closed. With respect to state and local jurisdictions and countries outside of the U.S., we are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.

H&R Block, Inc. | 2022 Form 10-K	59

The components of income (loss) from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021	Year Ended April 30, 2020

Domestic	$478,166	$145,714	$489,499	$56,121
Foreign	180,903	(24,719)	179,237	(59,495)
	$659,069	$120,995	$668,736	$(3,374)

We operate in multiple income tax jurisdictions both within the U.S. and internationally. Accordingly, management must determine the appropriate allocation of income to each of these jurisdictions based on transfer pricing analyses of comparable companies and predictions of future economic conditions. Although these intercompany transactions reflect arm’s length terms and the proper transfer pricing documentation is in place, transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates.
The reconciliation between the income tax provision and the amount computed by applying the statutory U.S. federal tax rate to income taxes for continuing operations is as follows:

	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021	Year Ended April 30, 2020

U.S. statutory tax rate	21.0%	21.0%	21.0%	21.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	2.1%	2.9%	1.8%	20.4%
Earnings taxed in foreign jurisdictions	(2.4)%	0.8%	(1.2)%	619.4%
Permanent differences	0.9%	0.4%	0.5%	(257.5)%
Impairment of goodwill	—%	—%	—%	(832.5)%
Uncertain tax positions	(6.3)%	2.9%	7.5%	508.3%
U.S. tax on income from foreign affiliates	2.0%	(1.6)%	1.0%	(247.4)%
Remeasurement of deferred tax assets and liabilities	(0.2)%	(1.0)%	(0.1)%	117.6%
Changes in prior year estimates	0.1%	—%	(0.5)%	55.5%
Federal income tax credits	(2.6)%	(0.5)%	(0.9)%	216.3%
Tax impacts of stock-based compensation vesting	—%	—%	—%	44.8%
Tax benefit due to NOL carryback under CARES Act	(0.1)%	—%	(17.5)%	—%
Tax deductible write-down of foreign investment	0.6%	(0.2)%	(1.7)%	—%
Change in valuation allowance - domestic	0.2%	—%	(0.2)%	37.1%
Change in valuation allowance - foreign	(0.3)%	0.3%	1.7%	20.6%
Other	(0.1)%	(0.3)%	0.3%	(41.2)%
Effective tax rate	14.9%	24.7%	11.7%	282.4%

Our effective tax rate for continuing operations was 14.9%, 11.7% and 282.4% for fiscal years ended June 30, 2022, April 30, 2021 and April 30, 2020, respectively, and was 24.7% for the Transition Period. The increase in the effective tax rate for the year ended June 30, 2022 compared to the year ended April 30, 2021 is primarily due to the impact of net operating loss carrybacks under the CARES Act in 2021 to years with a statutory tax rate of 35% offset in part by the expiration of statute of limitation on certain uncertain tax positions during the current year.

60	2022 Form 10-K | H&R Block, Inc.

The components of income tax expense (benefit) for continuing operations are as follows:

(in 000s)
	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021	Year Ended April 30, 2020

Current:
Federal	$121,319	$11,563	$58,834	$18,048
State	25,108	743	12,000	(16,614)
Foreign	8,956	(1,481)	26,032	1,991
	155,383	10,825	96,866	3,425
Deferred:
Federal	(58,487)	16,950	2,493	1,703
State	(2,016)	4,809	(11,368)	(1,516)
Foreign	3,543	(2,708)	(9,467)	(13,142)
	(56,960)	19,051	(18,342)	(12,955)
Total income taxes (benefit) for continuing operations	$98,423	$29,876	$78,524	$(9,530)

The significant components of deferred tax assets and liabilities are reflected in the following table:

(in 000s)
As of	June 30, 2022	June 30, 2021	April 30, 2021
Deferred tax assets:
Accrued expenses	$1,917	$1,735	$3,576
Deferred revenue	35,519	7,644	10,445
Allowance for credit losses and related reserves	30,565	34,411	33,027
Deferred and stock-based compensation	6,964	7,111	24,712
Net operating loss carry-forward	105,710	108,446	104,013
Lease liabilities	109,397	114,700	112,249
Federal tax benefits related to state unrecognized tax benefits	19,115	16,177	16,682
Property and equipment	9,846	35,712	40,138
Intangibles - intellectual property	77,123	85,374	86,711
Valuation allowance	(55,172)	(55,784)	(55,401)
Total deferred tax assets	340,984	355,526	376,152

Deferred tax liabilities:
Prepaid expenses and other	(4,723)	(9,033)	(11,927)
Lease right of use assets	(107,445)	(111,762)	(109,726)
Income tax method change	(5,892)	(56,249)	(56,257)
Intangibles	(59,424)	(71,941)	(72,650)
Total deferred tax liabilities	(177,484)	(248,985)	(250,560)

Net deferred tax assets	$163,500	$106,541	$125,592

A reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the consolidated balance sheets is as follows:

(in 000s)
As of	June 30, 2022	June 30, 2021	April 30, 2021
Deferred income tax assets	$163,500	$142,981	$141,836
Deferred tax liabilities	—	(36,440)	(16,244)
Net deferred tax asset	$163,500	$106,541	$125,592

H&R Block, Inc. | 2022 Form 10-K	61

Changes in our valuation allowance for fiscal years ended June 30, 2022, April 30, 2021 and April 30, 2020 and for the Transition Period are as follows:

(in 000s)
	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021	Year Ended April 30, 2020

Balance, beginning of the period	$55,784	$55,401	$45,124	$47,070
Additions charged to costs and expenses	4,752	389	13,492	2,151
Deductions	(5,364)	(6)	(3,215)	(4,097)
Balance, end of the period	$55,172	$55,784	$55,401	$45,124

Our valuation allowance on deferred tax assets has a net decrease of $0.6 million during the current period. The gross increase in valuation allowance of $4.8 million is related to net operating loss deferred tax assets generated by foreign and domestic losses that we do not expect to utilize in future years. This increase is offset by a $5.4 million decrease to our valuation allowance balance for adjustments to certain foreign net operating losses utilized in the current fiscal year and net operating losses that are no longer available.
Certain of our subsidiaries file stand-alone returns in various state, local and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. As of June 30, 2022, we had net operating losses in various states and foreign jurisdictions. The amount of state and foreign net operating losses varies by taxing jurisdiction. We maintain a valuation allowance of $22.7 million on state and federal net operating losses and $31.1 million on foreign net operating losses for the portion of such loses that, more likely than not, will not be realized. Of the $105.7 million of net operating loss deferred tax assets, $26.7 million will expire in varying amounts during fiscal years 2023 through 2041 and the remaining $79.0 million have no expiration. Of the total net operating loss deferred tax assets, $51.9 million are more likely than not to be realized.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability; therefore, no provision has been made for income taxes that might be payable upon remittance of such earnings. The amount of unrecognized tax liability on these foreign earnings, net of expected foreign tax credits, is immaterial as of June 30, 2022.
Changes in unrecognized tax benefits for fiscal years ended June 30, 2022, April 30, 2021 and April 30, 2020 and for the Transition Period are as follows:

(in 000s)
	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021	Year Ended April 30, 2020

Balance, beginning of the period	$264,323	$264,810	$168,062	$185,144
Additions based on tax positions related to prior years	2,499	485	121,364	1,501
Reductions based on tax positions related to prior years	(5,332)	(1,209)	(34,470)	(10,128)
Additions based on tax positions related to the current year	32,948	679	43,800	12,093
Reductions related to settlements with tax authorities	(9,800)	(442)	(29,362)	(980)
Expiration of statute of limitations	(52,634)	—	(4,584)	(19,568)
Balance, end of the period	$232,004	$264,323	$264,810	$168,062

The total gross unrecognized tax benefit ending balance as of June 30, 2022, June 30, 2021, April 30, 2021 and April 30, 2020, includes $203.7 million, $224.5 million, $214.9 million and $132.3 million, respectively, which if recognized, would impact our effective tax rate. The difference from the gross unrecognized tax benefits recorded and those in the table above results from the requirement to adjust the gross balances for such items as federal, state and foreign deferred items and deductible interest and taxes. Reductions from prior year are primarily related to expirations of statute of limitations and settlements with taxing authorities.
We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $33.6 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations, anticipated closure of various tax matters currently under examination, and settlements

62	2022 Form 10-K | H&R Block, Inc.

with tax authorities. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The total gross interest and penalties accrued as of June 30, 2022, June 2021 and April 30, 2021 totaled $22.7 million, $26.4 million and $24.9 million, respectively.
NOTE 10: COMMITMENTS AND CONTINGENCIES
Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000, if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $14.0 million, $12.6 million and $12.2 million as of June 30, 2022, June 30, 2021 and April 30, 2021, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $12.9 million, $17.3 million and $17.6 million as of June 30, 2022, June 30, 2021 and April 30, 2021, respectively, with amounts recorded in deferred revenue and other liabilities. These liabilities will be settled within the next nine years. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $0.6 million as of June 30, 2022, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $0.2 million.
In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the year ended June 30, 2022, we received $7.3 million related to these credits, recognized $2.2 million as an offset to related operating expenses, and we have deferred recognition of $5.1 million, which is recorded in deferred revenue and other current liabilities.
We are self-insured for certain risks, including, employer provided medical benefits, workers' compensation, property and casualty, tax errors and omissions, and claims related to POM. These programs maintain various self-insured retentions. For all but POM in company-owned offices and employer provided medical benefits, commercial insurance is purchased in excess of the self-insured retentions. We accrue estimated losses for self-insured retentions using actuarial models and assumptions based on historical loss experience.
We have a deferred compensation plan that permits certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in deferred revenue and other liabilities is $10.5 million, $14.7 million and $15.0 million as of June 30, 2022, June 30, 2021 and April 30, 2021, respectively, reflecting our obligation under these plans.
Emerald Advances are originated by Pathward, and pursuant to our participation agreement, we purchase a 90% participation interest in each advance made by Pathward. See note 4 for additional information about these balances.
Refund Advance loans are originated by Pathward and offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by Pathward. We pay fees primarily based on loan size and customer type.

H&R Block, Inc. | 2022 Form 10-K	63

We have provided a guarantee up to $18.0 million related to certain loans to clients prior to the IRS accepting electronic filing. We accrued an estimated liability of $0.6 million at June 30, 2022 related to this guarantee. As of June 30, 2021 and April 30, 2021 we had $2.6 million accrued under the RA guarantee agreement, and we paid $2.6 million, net of recoveries, related to that guarantee during the fiscal year ended June 30, 2022.
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
NOTE 11: LEASES
Our lease costs and other information related to operating leases consisted of the following:

				(dollars in 000s)
	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021	Year Ended April 30, 2020

Operating lease costs	$233,004	$36,853	$239,357	$242,314
Variable lease costs	79,923	14,359	77,758	71,319
Subrental income	(520)	(52)	(650)	(1,277)
Total lease costs	$312,407	$51,160	$316,465	$312,356
Cash paid for operating lease costs	$236,946	$35,394	$240,299	$223,080
New operating right of use assets and related lease liabilities(1)	$222,352	$48,307	$167,827	$345,079
Weighted-average remaining operating lease term (years)	2	2	3	3
Weighted-average operating lease discount rate	2.8%	2.9%	3.0%	3.3%

(1) The new operating right of use assets and related lease liabilities for the year ended April 30, 2020 excludes the initial impacts of the adoption of Accounting Standards Update No. 2016-02, “Leases.”
Aggregate operating lease maturities as of June 30, 2022 are as follows:

(in 000s)
2023	$215,348
2024	135,018
2025	70,634
2026	17,190
2027	7,662
2028 and thereafter	3,654
Total future undiscounted operating lease payments	449,506
Less imputed interest	(13,788)
Total operating lease liabilities	$435,718

NOTE 12: LITIGATION AND OTHER RELATED CONTINGENCIES
We are a defendant in numerous litigation and arbitration matters, arising both in the ordinary course of business and otherwise, including as described below. The matters described below are not all of the lawsuits or arbitrations to which we are subject. In some of the matters, very large or indeterminate amounts, including punitive damages, may be sought. U.S. jurisdictions permit considerable variation in the assertion of monetary damages or other relief. Jurisdictions may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction. In addition, jurisdictions may permit plaintiffs to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction for similar matters. We believe that the monetary relief which may be specified in a lawsuit or claim bears little relevance to its merits or disposition value due to this variability in pleadings and our experience in handling and resolving numerous claims over an extended period of time.

64	2022 Form 10-K | H&R Block, Inc.

The outcome of a matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Among other things, uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how courts and arbitrators will apply the law. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will view the relevant evidence and applicable law.
In addition to litigation and arbitration matters, we are also subject to other loss contingencies arising out of our business activities, including as described below.
We accrue liabilities for litigation, arbitration and other related loss contingencies and any related settlements when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range.
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of June 30, 2022. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of June 30, 2022, June 30, 2021 and April 30, 2021 our total accrued liabilities were $1.7 million, $1.6 million and $5.5 million, respectively.
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
Matters for which we are not currently able to estimate the reasonably possible loss or range of loss are not included in this range. We are often unable to estimate the possible loss or range of loss until developments in such matters have provided sufficient information to support an assessment of the reasonably possible loss or range of loss, such as precise information about the amount of damages or other remedies being asserted, the defenses to the claims being asserted, discovery from other parties and investigation of factual allegations, rulings by courts or arbitrators on motions or appeals, analyses by experts, or the status or terms of any settlement negotiations.
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of June 30, 2022, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
At the end of each reporting period, we review relevant information with respect to litigation, arbitration and other related loss contingencies and update our accruals, disclosures, and estimates of reasonably possible loss or range of loss based on such reviews. Costs incurred with defending matters are expensed as incurred. Any receivable for insurance recoveries is recorded separately from the corresponding liability, and only if recovery is determined to be probable and reasonably estimable.
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

H&R Block, Inc. | 2022 Form 10-K	65

LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Free File Litigation. On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742). The case is styled The People of the State of California v. HRB Digital LLC, et al. The complaint alleges that H&R Block, Inc. and HRB Digital LLC engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting 4 years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. The City Attorney subsequently dismissed H&R Block, Inc. from the case and amended its complaint to add HRB Tax Group, Inc. We filed a motion to stay the case based on the primary jurisdiction doctrine, which was denied. A trial date is set for January 17, 2023. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
We have also received and are responding to certain governmental inquiries relating to the IRS Free File Program.
DISCONTINUED MORTGAGE OPERATIONS – Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC or the Company has been and may in the future be subject to litigation and other loss contingencies, including indemnification and contribution claims, pertaining to SCC's mortgage business activities that occurred prior to such termination and sale.
Parties, including underwriters, depositors, and securitization trustees, have been, remain, or may in the future be, involved in lawsuits, threatened lawsuits, or settlements related to securitization transactions in which SCC participated. A variety of claims are alleged in these matters, including violations of federal and state securities laws and common law fraud, breaches of representations and warranties, or violations of statutory requirements. SCC has received notices of potential indemnification or contribution obligations relating to such matters. Additional lawsuits against the parties to the securitization transactions may be filed in the future, and SCC may receive additional notices of potential indemnification, contribution or similar obligations with respect to existing or new lawsuits or settlements of such lawsuits or other claims. We have not concluded that a loss related to any of these potential indemnification or contribution claims is probable, nor have we accrued a liability related to any of these claims.
It is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters and the indeterminate damages sought. If the amount that SCC is ultimately required to pay with respect to loss contingencies, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants also may attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of June 30, 2022, total approximately $264 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
OTHER — We are from time to time a party to litigation, arbitration and other loss contingencies not discussed herein arising out of our business operations. These matters may include actions by state attorneys general, other state regulators, federal regulators, individual plaintiffs, and cases in which plaintiffs seek to represent others who may be similarly situated.
While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay to discharge or settle these other matters will not have a material adverse impact on our business and our consolidated financial position, results of operations, and cash flows.

66	2022 Form 10-K | H&R Block, Inc.

NOTE 13: TRANSITION PERIOD COMPARATIVE DATA
On June 9, 2021, the Board of Directors approved a change of the Company's fiscal year end from April 30 to June 30. The Company's 2022 fiscal year began on July 1, 2021 and ended on June 30, 2022. The following is the statement of operations and comprehensive income for the Transition Period ended June 30, 2021, and the comparable unaudited two-month period ended June 30, 2020.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME	(in 000s, except per share amounts)
Two months ended:	June 30, 2021 (Transition Period)	June 30, 2020 (Unaudited)
REVENUES:
Service revenues	$427,575	$266,154
Royalty, product and other revenues	38,531	25,294
	466,106	291,448
OPERATING EXPENSES:
Costs of revenues	232,763	197,431
Selling, general and administrative	98,988	81,670
Total operating expenses	331,751	279,101

Other income (expense), net	672	1,661
Interest expense on borrowings	(14,032)	(21,410)
Income (loss) from continuing operations before income taxes	120,995	(7,402)
Income taxes	29,876	1,725
Net income (loss) from continuing operations	91,119	(9,127)
Net loss from discontinued operations, net of tax benefits of $451 and $424	(1,509)	(1,423)
NET INCOME (LOSS)	$89,610	$(10,550)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.50	$(0.05)
Discontinued operations	(0.01)	(0.01)
Consolidated	$0.49	$(0.06)

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.49	$(0.05)
Discontinued operations	(0.01)	(0.01)
Consolidated	$0.48	$(0.06)

COMPREHENSIVE INCOME:
Net income (loss)	$89,610	$(10,550)
Change in foreign currency translation adjustments	(4,698)	11,795
Other comprehensive income (loss)	(4,698)	11,795
Comprehensive income	$84,912	$1,245

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

H&R Block, Inc. | 2022 Form 10-K	67

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
(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company's external auditors that audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended June 30, 2022, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is included under the caption "Information About Our Executive Officers" in Item 1 of this report on Form 10-K.
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after June 30, 2022, is incorporated herein by reference:
▪Information appearing under the heading "Proposal 1 – Election of Directors";
▪Information appearing under the heading "Delinquent Section 16(a) Reports" (if applicable); and
▪Information appearing under the heading "Board of Directors' Meetings and Committees" regarding identification of the Audit Committee and Audit Committee financial experts.

68	2022 Form 10-K | H&R Block, Inc.

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
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2022, in the sections entitled "Director Compensation," "Director Compensation Table," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Risk Assessment in Compensation Programs," and "Executive Compensation," and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2022, in the sections entitled "Equity Compensation Plans" and "Information Regarding Security Holders," and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2022, in the sections entitled "Employment Agreements, Change in Control and Other Arrangements," "Review of Related Person Transactions," and "Corporate Governance," and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item relating to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2022, in the section entitled "Audit Fees," and is incorporated herein by reference.

H&R Block, Inc. | 2022 Form 10-K	69

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

70	2022 Form 10-K | H&R Block, Inc.

10.4	*
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

10.7	*
First Amendment to the Company's 2003 Long-Term Executive Compensation Plan, effective May 10, 2012, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed May 11, 2012, file number 1-06089, is incorporated herein by reference.

10.8	*
Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Stock Options as approved on June 20, 2012, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed June 26, 2012, file number 1-06089, is incorporated herein by reference.

10.9
H&R Block Deferred Compensation Plan for Executives, as amended and restated effective January 1, 2022, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2021, file number 1-06089, is incorporated herein by reference.

10.10	*
The Amended and Restated H&R Block Executive Performance Plan, filed as Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2019, file number 1-06089, is incorporated herein by reference.

10.11	*
The H&R Block, Inc. 2000 Employee Stock Purchase Plan, as amended and restated on March 2, 2020, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2020, file number 1-06089, is incorporated herein by reference.

10.12	*
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

10.14	*
Second Amendment to the H&R Block, Inc. Executive Survivor Plan (as Amended and Restated), effective as of March 12, 2003, filed as Exhibit 10.12 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2003, file number 1-06089, is incorporated herein by reference.

10.15	*
H&R Block Severance Plan, as amended and restated on May 15, 2021, filed as Exhibit 10.17 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2021, file number 1-06089, is incorporated herein by reference.

10.16	*
H&R Block Inc. Executive Severance Plan, as amended and restated effective May 9, 2022, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2022, file number 1-06089, is incorporated herein by reference.

10.17	*
Form of Indemnification Agreement with Directors and Officers, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2012, file number 1-06089, is incorporated herein by reference.

10.18	*
2008 Deferred Stock Unit Plan for Outside Directors, as amended on September 14, 2011, filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the year ended April 30, 2012, file number 1-06089, is incorporated herein by reference.

10.19	*
Employment Agreement dated November 4, 2021, between H&R Block, Inc., HRB Professional Resources LLC, and Jeffrey J. Jones II, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed November 4, 2021, file number 1-06089, is incorporated herein by reference.

10.20	*	H&R Block, Inc. 2018 Long Term Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.
10.21	*
Form of 2018 Long Term Incentive Plan Award Agreement for Deferred Stock Units, as approved on November 3, 2017, filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended October 31, 2017, file number 1-06089, is incorporated herein by reference.

10.22	*
Form of 2018 Long Term Incentive Plan Award Agreement for Non-Qualified Stock Options, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.

10.23	*
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

H&R Block, Inc. | 2022 Form 10-K	71

10.25	*
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 20, 2019, filed as Exhibit 10.3 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.26	*
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Market Stock Units, as approved on June 20, 2019, filed as Exhibit 10.4 to the Company’s current report on Form 8-K filed June 24, 2019, file number 1-06089, is incorporated herein by reference.

10.27	*
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

10.30
Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 25, 2021, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed June 30, 2021, file number 1-06089, is incorporated herein by reference.

10.31
Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 25, 2021, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed June 30, 2021, file number 1-06089, is incorporated herein by reference.

10.32
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 25, 2021, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed June 30, 2021, file number 1-06089, is incorporated herein by reference.

10.33
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 25, 2021, filed as Exhibit 10.4 to the Company's current report on Form 8-K filed June 30, 2021, file number 1-06089, is incorporated herein by reference.

10.34
Fourth Amended and Restated Credit and Guarantee Agreement dated June 11, 2021, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed June 15, 2021, file number 1-06089, is incorporated herein by reference.

10.35
Program Management Agreement, dated August 5, 2020, by and between Emerald Financial Services, LLC and Pathward, N.A. (formerly known as MetaBank®, N.A.), filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2020, file number 1-06089, is incorporated herein by reference.

10.36
First Amendment to Program Management Agreement, dated December 20, 2021, by and between Emerald Financial Services, LLC and Pathward, N.A. (formerly known as MetaBank®, N.A.), filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed December 23, 2021, file number 1-06089, is incorporated herein by reference.

21		Subsidiaries of the Company.
22		List of Guarantor and Issuer Subsidiaries.
23		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Indicates management contracts, compensatory plans or arrangements.
** Furnished, not filed.

72	2022 Form 10-K | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
August 16, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on August 16, 2022.

/s/ Jeffrey J. Jones II	/s/ Tony G. Bowen	/s/ Kellie J. Logerwell
Jeffrey J. Jones II	Tony G. Bowen	Kellie J. Logerwell
President, Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer
and Director	(principal financial officer)	(principal accounting officer)
(principal executive officer)

/s/ Robert A. Gerard	/s/ Sean H. Cohan	/s/ Anuradha Gupta
Robert A. Gerard	Sean H. Cohan	Anuradha Gupta
Director, Chairman of the Board	Director	Director

/s/ Richard A. Johnson	/s/ Mia F. Mends	/s/ Yolande G. Piazza
Richard A. Johnson	Mia F. Mends	Yolande G. Piazza
Director	Director	Director

/s/ Victoria J. Reich	/s/ Matthew E. Winter	/s/ Christianna Wood
Victoria J. Reich	Matthew E. Winter	Christianna Wood
Director	Director	Director

H&R Block, Inc. | 2022 Form 10-K	73