Form 10-Q
period 2022-09-30
H&R BLOCK INC
filed 2022-11-03
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on October 31, 2022: 155,468,155 shares.

Form 10-Q for the Period ended September 30, 2022

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS:	(unaudited, in 000s, except per share amounts)
	Three months ended September 30,
	2022	2021
REVENUES:
Service revenues	$167,194	$176,977
Royalty, product and other revenues	12,791	15,647
	179,985	192,624
OPERATING EXPENSES:
Costs of revenues	260,662	241,532
Selling, general and administrative	128,434	125,864
Total operating expenses	389,096	367,396

Other income (expense), net	3,611	284
Interest expense on borrowings	(15,824)	(22,830)
Loss from continuing operations before income tax benefit	(221,324)	(197,318)
Income tax benefit	(53,957)	(47,373)
Net loss from continuing operations	(167,367)	(149,945)
Net loss from discontinued operations, net of tax benefits of $316 and $495	(1,054)	(1,656)
NET LOSS	$(168,421)	$(151,601)
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.05)	$(0.84)
Discontinued operations	(0.01)	(0.01)
Consolidated	$(1.06)	$(0.85)
DIVIDENDS DECLARED PER SHARE	$0.29	$0.27
COMPREHENSIVE LOSS:
Net loss	$(168,421)	$(151,601)
Change in foreign currency translation adjustments	(32,345)	(11,177)
Other comprehensive loss	(32,345)	(11,177)
Comprehensive loss	$(200,766)	$(162,778)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q1 FY2023 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	September 30, 2022	June 30, 2022
ASSETS
Cash and cash equivalents	$322,824	$885,015
Cash and cash equivalents - restricted	108,550	165,698
Receivables, less allowance for credit losses of $65,217 and $65,351	61,035	58,447
Income taxes receivable	154,123	202,838
Prepaid expenses and other current assets	77,906	72,460
Total current assets	724,438	1,384,458
Property and equipment, at cost, less accumulated depreciation and amortization of $867,402 and $857,468	127,934	123,912
Operating lease right of use assets	412,823	427,783
Intangible assets, net	303,483	309,644
Goodwill	746,711	760,401
Deferred tax assets and income taxes receivable	193,761	208,948
Other noncurrent assets	50,082	54,012
Total assets	$2,559,232	$3,269,158
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$168,496	$160,929
Accrued salaries, wages and payroll taxes	56,162	154,764
Accrued income taxes and reserves for uncertain tax positions	188,118	280,115
Operating lease liabilities	197,491	206,898
Deferred revenue and other current liabilities	179,956	196,107
Total current liabilities	790,223	998,813
Long-term debt	1,487,407	1,486,876
Deferred tax liabilities and reserves for uncertain tax positions	229,340	226,362
Operating lease liabilities	222,914	228,820
Deferred revenue and other noncurrent liabilities	94,333	116,656
Total liabilities	2,824,217	3,057,527
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 188,644,066 and 193,571,309	1,887	1,936
Additional paid-in capital	759,629	772,182
Accumulated other comprehensive loss	(53,990)	(21,645)
Retained earnings (deficit)	(311,671)	120,405
Less treasury shares, at cost, of 33,176,727 and 33,640,988	(660,840)	(661,247)
Total stockholders' equity (deficiency)	(264,985)	211,631
Total liabilities and stockholders' equity	$2,559,232	$3,269,158

See accompanying notes to consolidated financial statements.

2	Q1 FY2023 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Three months ended September 30,	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(168,421)	$(151,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,624	35,715
Provision	1,077	1,850
Deferred taxes	16,918	(13,547)
Stock-based compensation	7,654	6,847
Changes in assets and liabilities, net of acquisitions:
Receivables	3,702	35,913
Prepaid expenses, other current and noncurrent assets	(2,669)	8,610
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(129,908)	(134,215)
Deferred revenue, other current and noncurrent liabilities	(41,549)	(27,990)
Income tax receivables, accrued income taxes and income tax reserves	(41,659)	(72,768)
Other, net	(435)	(1,438)
Net cash used in operating activities	(321,666)	(312,624)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,161)	(15,620)
Payments made for business acquisitions, net of cash acquired	(16,507)	(4,265)
Franchise loans funded	(6,686)	(4,474)
Payments from franchisees	2,270	2,839
Other, net	(274)	2,067
Net cash used in investing activities	(37,358)	(19,453)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(43,093)	(48,996)
Repurchase of common stock, including shares surrendered	(202,845)	(165,800)
Proceeds from exercise of stock options	—	3,385
Other, net	(955)	(5,911)
Net cash used in financing activities	(246,893)	(217,322)
Effects of exchange rate changes on cash	(13,422)	(3,959)
Net decrease in cash and cash equivalents, including restricted balances	(619,339)	(553,358)
Cash, cash equivalents and restricted cash, beginning of period	1,050,713	1,584,164
Cash, cash equivalents and restricted cash, end of period	$431,374	$1,030,806
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid (received), net	$(29,811)	$38,419
Interest paid on borrowings	19,792	12,594
Accrued purchase of common stock	32,356	4,785
Accrued additions to property and equipment	4,704	6,273
New operating right of use assets and related lease liabilities	52,265	29,371
Accrued dividends payable to common shareholders	46,100	47,940

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2023 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2022	193,571	$1,936	$772,182	$(21,645)	$120,405	(33,641)	$(661,247)	$211,631
Net loss	—	—	—	—	(168,421)	—	—	(168,421)
Other comprehensive loss	—	—	—	(32,345)	—	—	—	(32,345)
Stock-based compensation	—	—	5,630	—	—	—	—	5,630
Stock-based awards exercised or vested	—	—	(15,276)	—	(742)	805	15,839	(179)
Acquisition of treasury shares(2)	—	—	—	—	—	(341)	(15,432)	(15,432)
Repurchase and retirement of common shares	(4,927)	(49)	(2,907)	—	(216,813)	—	—	(219,769)
Cash dividends declared - $0.29 per share	—	—	—	—	(46,100)	—	—	(46,100)
Balances as of September 30, 2022	188,644	$1,887	$759,629	$(53,990)	$(311,671)	(33,177)	$(660,840)	$(264,985)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2021	216,656	$2,167	$779,465	$88	$286,694	(34,842)	$(680,356)	$388,058
Net loss	—	—	—	—	(151,601)	—	—	(151,601)
Other comprehensive loss	—	—	—	(11,177)	—	—	—	(11,177)
Stock-based compensation	—	—	5,627	—	—	—	—	5,627
Stock-based awards exercised or vested	—	—	(10,328)	—	(291)	705	13,765	3,146
Acquisition of treasury shares(2)	—	—	—	—	—	(205)	(4,817)	(4,817)
Repurchase and retirement of common shares	(6,802)	(68)	(4,081)	—	(161,619)	—	—	(165,768)
Cash dividends declared - $0.27 per share	—	—	—	—	(47,940)	—	—	(47,940)
Balances as of September 30, 2021	209,854	$2,099	$770,683	$(11,089)	$(74,757)	(34,342)	$(671,408)	$15,528

(1) The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

4	Q1 FY2023 Form 10-Q| H&R Block, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of September 30, 2022 and June 30, 2022, the consolidated statements of operations and comprehensive loss for the three months ended September 30, 2022 and 2021, the consolidated statements of cash flows for the three months ended September 30, 2022 and 2021, and the consolidated statements of stockholders' equity for the three months ended September 30, 2022 and 2021 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2022 and 2021 and for all periods presented, have been made.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc., to H&R Block, Inc. and its subsidiaries, or to H&R Block, Inc.'s operating subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our June 30, 2022 Annual Report to Shareholders on Form 10-K. All amounts presented herein as of June 30, 2022 or for the year then ended are derived from our Annual Report on Form 10-K.
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
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), which exited its mortgage business in fiscal year 2008. See note 9 for additional information on loss contingencies related to our discontinued operations.

H&R Block, Inc. |Q1 FY2023 Form 10-Q	5

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. tax services business. The following table disaggregates our U.S. tax services revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

		(in 000s)
	Three months ended September 30,
	2022	2021
Revenues:
U.S. assisted tax preparation	$36,312	$33,607
U.S. royalties	6,228	7,358
U.S. DIY tax preparation	3,158	4,061
Refund Transfers	1,284	1,665
Peace of Mind® Extended Service Plan	24,770	24,836
Tax Identity Shield®	5,167	5,153
Emerald Card® and SpruceSM	11,612	28,258
Interest and fee income on Emerald AdvanceSM	614	479
International	58,834	58,325
Wave	22,646	19,137
Other	9,360	9,745
Total revenues	$179,985	$192,624

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Three months ended September 30,	2022	2021	2022	2021
Balance, beginning of the period	$173,486	$172,759	$19,495	$17,867
Amounts deferred	1,360	1,492	5	7
Amounts recognized on previous deferrals	(28,703)	(28,948)	(2,988)	(2,847)
Balance, end of the period	$146,143	$145,303	$16,512	$15,027

As of September 30, 2022, deferred revenue related to POM was $146.1 million. We expect that $97.0 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of September 30, 2022 and 2021, Tax Identity Shield® (TIS) deferred revenue was $21.2 million and $23.5 million, respectively. Deferred revenue related to TIS was $25.8 million and $28.3 million as of June 30, 2022 and June 30, 2021, respectively. All deferred revenue related to TIS will be recognized by April 2023.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 4.4 million shares and 5.3 million shares for the three months ended September 30, 2022 and 2021, respectively, as the effect would be antidilutive due to the net loss from continuing operations during the periods.

6	Q1 FY2023 Form 10-Q| H&R Block, Inc.

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended September 30,
	2022	2021
Net loss from continuing operations attributable to shareholders	$(167,367)	$(149,945)
Amounts allocated to participating securities	(179)	(239)
Net loss from continuing operations attributable to common shareholders	$(167,546)	$(150,184)
Basic weighted average common shares	159,284	178,099
Potential dilutive shares	—	—
Dilutive weighted average common shares	159,284	178,099
Loss per share from continuing operations attributable to common shareholders:
Basic	$(1.05)	$(0.84)
Diluted	(1.05)	(0.84)

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – During the three months ended September 30, 2022, we granted 0.9 million shares under our stock-based compensation plan. We granted awards of 1.4 million shares under our stock-based compensation plans during the three months ended September 30, 2021. Stock-based compensation expense of our continuing operations totaled $7.7 million for the three months ended September 30, 2022 and $6.8 million for the three months ended September 30, 2021. As of September 30, 2022, unrecognized compensation cost for stock options totaled $0.4 million, and for nonvested shares and units totaled $76.9 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	September 30, 2022		June 30, 2022
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$9,628	$23,054	$6,194	$22,036
Receivables for U.S. assisted and DIY tax preparation and related fees	14,104	2,337	18,893	2,560
H&R Block's Instant RefundSM receivables	1,412	112	3,491	198
H&R Block Emerald Advance® lines of credit	6,800	7,098	6,691	8,825
Software receivables from retailers	607	—	3,992	—
Royalties and other receivables from franchisees	6,208	55	3,682	73
Wave payment processing receivables	1,306	—	1,393	—
Other	20,970	1,679	14,111	1,172
Total	$61,035	$34,335	$58,447	$34,864

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of September 30, 2022 and June 30, 2022, loans with a principal balance more than 90 days past due, or on non-accrual status, are not material.

H&R Block, Inc. |Q1 FY2023 Form 10-Q	7

H&R BLOCK'S INSTANT REFUNDSM – H&R Block's Instant RefundSM amounts are generally received from the Canada Revenue Agency within 60 days of filing the client's return, with the remaining balance collectible from the client.
We review the credit quality of our Instant Refund receivables based on pools, which are segregated by the tax return year of origination, with older years being deemed more unlikely to be repaid. We establish an allowance for credit losses at an amount that we believe reflects the receivable at net realizable value. In December of each year we charge-off the receivables to an amount we believe represents the net realizable value.
Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by tax return year of origination, as of September 30, 2022 are as follows:

		(in 000s)
Tax return year of origination	Current Balance	More Than 60 Days Past Due
2021	$2,781	$2,261
2020 and prior	111	111
	2,892	$2,372
Allowance	(1,368)
Net balance	$1,524

H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our purchased participation interests in Emerald AdvanceSM (EA) receivables based on pools, which are segregated by the fiscal year of origination, with older years being deemed more unlikely to be repaid. We establish an allowance for credit losses at an amount that we believe reflects the receivable at net realizable value. In December of each year we charge-off the receivables to an amount we believe represents the net realizable value.
Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by fiscal year of origination, as of September 30, 2022 are as follows:

(in 000s)
Fiscal year of origination	Current Balance	Non-Accrual
2022	$23,865	$23,865
2021 and prior	429	429
Revolving loans	15,745	14,369
	40,039	$38,663
Allowance	(26,141)
Net balance	$13,898

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for our EA and all other short-term and long-term receivables for the three months ended September 30, 2022 and 2021 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2022	$26,141	$51,126	$77,267
Provision	—	1,077	1,077
Charge-offs, recoveries and other	—	(1,281)	(1,281)
Balances as of September 30, 2022	$26,141	$50,922	$77,063
Balances as of July 1, 2021	$27,704	$60,272	$87,976
Provision	—	1,850	1,850
Charge-offs, recoveries and other	—	(3,583)	(3,583)
Balances as of September 30, 2021	$27,704	$58,539	$86,243

8	Q1 FY2023 Form 10-Q| H&R Block, Inc.

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended September 30, 2022 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2022	$898,698	$(138,297)	$760,401
Acquisitions	7,879	—	7,879
Disposals and foreign currency changes, net	(21,569)	—	(21,569)
Impairments	—	—	—
Balances as of September 30, 2022	$885,008	$(138,297)	$746,711

We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.
Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of September 30, 2022:
Reacquired franchise rights	$383,809	$(200,442)	$183,367
Customer relationships	335,766	(283,515)	52,251
Internally-developed software	138,600	(112,561)	26,039
Noncompete agreements	41,949	(38,106)	3,843
Franchise agreements	19,201	(17,708)	1,493
Purchased technology	122,700	(90,125)	32,575
Trade name	5,800	(1,885)	3,915
	$1,047,825	$(744,342)	$303,483
As of June 30, 2022:
Reacquired franchise rights	$379,114	$(197,068)	$182,046
Customer relationships	331,020	(278,717)	52,303
Internally-developed software	137,638	(107,111)	30,527
Noncompete agreements	41,789	(37,684)	4,105
Franchise agreements	19,201	(17,388)	1,813
Purchased technology	122,700	(87,910)	34,790
Trade name	5,800	(1,740)	4,060
	$1,037,262	$(727,618)	$309,644

We made payments to acquire businesses totaling $16.5 million and $4.3 million during the three months ended September 30, 2022 and 2021, respectively. The amounts and weighted-average lives of intangible assets acquired

H&R Block, Inc. |Q1 FY2023 Form 10-Q	9

during the three months ended September 30, 2022, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Internally-developed software	$1,254	2
Customer relationships	6,331	5
Reacquired franchise rights	4,897	4
Noncompete agreements	220	5
Total	$12,702	4

Amortization of intangible assets for the three months ended September 30, 2022 was $18.4 million compared to $19.8 million for the three months ended September 30, 2021. Estimated amortization of intangible assets for fiscal years ending June 30, 2023, 2024, 2025, 2026, and 2027 is $68.8 million, $49.1 million, $27.5 million, $19.3 million and $13.8 million, respectively.
NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	September 30, 2022	June 30, 2022
Senior Notes, 5.250%, due October 2025	$350,000	$350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Debt issuance costs and discounts	(12,593)	(13,124)
Total long-term debt	1,487,407	1,486,876
Less: Current portion	—	—
Long-term portion	$1,487,407	$1,486,876
Estimated fair value of long-term debt	$1,312,000	$1,377,000

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of September 30, 2022.

10	Q1 FY2023 Form 10-Q| H&R Block, Inc.

We had no outstanding balance under our CLOC and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.47 billion as of September 30, 2022.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. Our U.S. federal income tax returns for 2015, 2016, 2019 and later years remain open for examination. Our U.S. federal income tax returns for 2018, 2017, 2014 and all years prior to 2014 are closed. On October 4, 2022, the IRS notified us that it plans to audit our 2020 tax return and related carryback claims. With respect to federal, state and local jurisdictions and countries outside of the U.S., we are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
We had gross unrecognized tax benefits of $231.7 million and $232.0 million as of September 30, 2022 and June 30, 2022, respectively. The gross unrecognized tax benefits decreased by $0.3 million during the three months ended September 30, 2022 due to settlements with state tax authorities. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $33.1 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various state matters currently under examination or in appeals. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 24.4% and 24.0% for the three months ended September 30, 2022 and 2021, respectively.
Consistent with prior years, our pretax loss for the three months ended September 30, 2022 is expected to be offset by income in our third and fourth quarters due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the three months ended September 30, 2022 reflects management’s estimate of the annual effective tax rate applied to year-to-date loss from continuing operations adjusted for the tax impact of discrete items for the periods presented.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $12.7 million and $14.0 million as of September 30, 2022 and June 30, 2022, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $16.0 million and $12.9 million as of September 30, 2022 and June 30, 2022, respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $15.3 million at September 30, 2022, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $8.7 million.

H&R Block, Inc. |Q1 FY2023 Form 10-Q	11

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
We accrue liabilities for litigation, arbitration, and other related loss contingencies and any related settlements when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If a range of loss is estimated, and some amount within that range appears to be a better estimate than any other amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range.
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of September 30, 2022. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Our total accrued liabilities were $1.7 million as of September 30, 2022 and June 30, 2022.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of September 30, 2022, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.

12	Q1 FY2023 Form 10-Q| H&R Block, Inc.

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
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Free File Litigation. On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742). The case is styled The People of the State of California v. HRB Digital LLC, et al. The complaint alleges that H&R Block, Inc. and HRB Digital LLC engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting 4 years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. The City Attorney subsequently dismissed H&R Block, Inc. from the case and amended its complaint to add HRB Tax Group, Inc. We filed a motion to stay the case based on the primary jurisdiction doctrine, which was denied. We filed a motion for summary judgment, which remains pending. A trial date is set for August 14, 2023. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
We have also received and are responding to certain governmental inquiries relating to the IRS Free File Program.
DISCONTINUED MORTGAGE OPERATIONS – Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC or the Company has been and may in the future be, subject to litigation and other loss contingencies, including indemnification and contribution claims, pertaining to SCC's mortgage business activities that occurred prior to such termination and sale.
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
It is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters and the indeterminate damages sought. If the amount that SCC is ultimately required to pay with respect to loss contingencies, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants also may attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of September 30, 2022, total approximately $264 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could

H&R Block, Inc. |Q1 FY2023 Form 10-Q	13

have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
OTHER – We are from time to time a party to litigation, arbitration and other loss contingencies not discussed herein arising out of our business operations. These matters may include actions by state attorneys general, other state regulators, federal regulators, individual plaintiffs, and cases in which plaintiffs seek to represent others who may be similarly situated.
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

14	Q1 FY2023 Form 10-Q| H&R Block, Inc.

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended September 30,	2022	2021	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$36,312	$33,607	$2,705	8.0%
Royalties	6,228	7,358	(1,130)	(15.4)%
DIY tax preparation	3,158	4,061	(903)	(22.2)%
Refund Transfers	1,284	1,665	(381)	(22.9)%
Peace of Mind® Extended Service Plan	24,770	24,836	(66)	(0.3)%
Tax Identity Shield®	5,167	5,153	14	0.3%
Other	9,360	9,745	(385)	(4.0)%
Total U.S. tax preparation and related services:	86,279	86,425	(146)	(0.2)%
Financial services:
Emerald Card® and SpruceSM	11,612	28,258	(16,646)	(58.9)%
Interest and fee income on Emerald AdvanceSM	614	479	135	28.2%
Total financial services	12,226	28,737	(16,511)	(57.5)%
International	58,834	58,325	509	0.9%
Wave	22,646	19,137	3,509	18.3%
Total revenues	$179,985	$192,624	$(12,639)	(6.6)%
Compensation and benefits:
Field wages	61,673	56,079	(5,594)	(10.0)%
Other wages	63,753	58,064	(5,689)	(9.8)%
Benefits and other compensation	34,832	25,450	(9,382)	(36.9)%
	160,258	139,593	(20,665)	(14.8)%
Occupancy	97,590	95,822	(1,768)	(1.8)%
Marketing and advertising	10,649	10,073	(576)	(5.7)%
Depreciation and amortization	33,624	35,715	2,091	5.9%
Bad debt	329	1,043	714	68.5%
Other	86,646	85,150	(1,496)	(1.8)%
Total operating expenses	389,096	367,396	(21,700)	(5.9)%
Other income (expense), net	3,611	284	3,327	1,171.5%
Interest expense on borrowings	(15,824)	(22,830)	7,006	30.7%
Pretax loss	(221,324)	(197,318)	(24,006)	(12.2)%
Income tax benefit	(53,957)	(47,373)	6,584	13.9%
Net loss from continuing operations	(167,367)	(149,945)	(17,422)	(11.6)%
Net loss from discontinued operations	(1,054)	(1,656)	602	36.4%
Net loss	$(168,421)	$(151,601)	$(16,820)	(11.1)%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.05)	$(0.84)	$(0.21)	(25.0)%
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$(1.06)	$(0.85)	$(0.21)	(24.7)%
Adjusted diluted EPS(1)	$(0.99)	$(0.78)	$(0.21)	(26.9)%
EBITDA (1)	$(171,876)	$(138,773)	$(33,103)	(23.9)%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Three months ended September 30, 2022 compared to September 30, 2021
Revenues decreased $12.6 million, or 6.6%, from the prior year. U.S. assisted tax preparation revenues increased $2.7 million, or 8.0%, primarily due to a higher net average charge and slightly higher return volume in the current year. U.S. royalty revenue decreased $1.1 million, or 15.4%, due to the timing of royalty incentives.

H&R Block, Inc. |Q1 FY2023 Form 10-Q	15

Emerald Card and Spruce revenues decreased $16.6 million, or 58.9%, due to the IRS loading Child Tax Credits monthly to Emerald Cards® in the prior year.
International tax preparation volumes increased in Australia, which was largely offset by the impacts of foreign currency exchange rates compared to the prior year. Wave revenues increased $3.5 million, or 18.3%, due to higher small business payments processing volumes.
Total operating expenses increased $21.7 million, or 5.9%, from the prior year. Field wages increased $5.6 million, or 10%, due to higher field management wages and a bonus accrual adjustment in the prior year. Other wages increased $5.7 million, or 9.8%, due to higher corporate wages in the current year. Benefits and other compensation increased $9.4 million, or 36.9%, due to higher employee insurance costs and higher payroll taxes as a result of the increase in wages. Occupancy expense increased $1.8 million, or 1.8%, due to higher office rent rates in the current year. Depreciation and amortization expense decreased $2.1 million, or 5.9%, due to lower amortization of acquired intangibles.
Other operating expenses increased $1.5 million, or 1.8%. The components of other expenses are as follows:

				(in 000s)
Three months ended September 30,	2022	2021	$ Change	% Change
Consulting and outsourced services	$18,053	$25,857	$7,804	30.2%
Bank partner fees	(19)	108	127	**
Client claims and refunds	6,770	6,015	(755)	(12.6)%
Employee and travel expenses	6,068	4,290	(1,778)	(41.4)%
Technology-related expenses	25,915	20,325	(5,590)	(27.5)%
Credit card/bank charges	16,201	14,961	(1,240)	(8.3)%
Insurance	3,718	3,331	(387)	(11.6)%
Legal fees and settlements	2,286	3,042	756	24.9%
Supplies	3,395	2,823	(572)	(20.3)%
Other	4,259	4,398	139	3.2%
	$86,646	$85,150	$(1,496)	(1.8)%

Consulting and outsourced services expense decreased $7.8 million, or 30.2%, due to lower call center expenses and data processing fees related to lower activity on Emerald Cards. Employee and travel expenses increased $1.8 million, or 41.4%, due to more travel in the current year. Technology-related expenses increased $5.6 million, or 27.5%, due to increased investments in information technology. Credit card and bank charges increased $1.2 million, or 8.3%, due to higher Wave small business payment processing fees.
Other income (expense), net increased $3.3 million primarily due to higher interest income as a result of higher interest rates. Interest expense on borrowings decreased $7.0 million, or 30.7%, due to the repayment of our $500 million 5.500% Senior Notes in May 2022.
We recorded an income tax benefit of $54.0 million in the current year compared to $47.4 million in the prior year. The effective tax rate for the three months ended September 30, 2022, and 2021 was 24.4% and 24.0%, respectively.
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

16	Q1 FY2023 Form 10-Q| H&R Block, Inc.

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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of September 30, 2022 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the three months ended September 30, 2022 and 2021. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Three months ended September 30,	2022	2021
Net cash used in:
Operating activities	$(321,666)	$(312,624)
Investing activities	(37,358)	(19,453)
Financing activities	(246,893)	(217,322)
Effects of exchange rates on cash	(13,422)	(3,959)
Net decrease in cash and cash equivalents, including restricted balances	$(619,339)	$(553,358)

Operating Activities. Cash used in operations totaled $321.7 million for the three months ended September 30, 2022 compared to $312.6 million in the prior year period. The change is primarily due to the timing of receivables collections and an increase in our net loss, partially offset by the receipt of an income tax receivable in the current year.
Investing Activities. Cash used in investing activities totaled $37.4 million for the three months ended September 30, 2022 compared to $19.5 million in the prior year period. The change is primarily due to payments to acquire businesses in the current year.
Financing Activities. Cash used in financing activities totaled $246.9 million for the three months ended September 30, 2022 compared to $217.3 million in the prior year period. The change is due to higher share repurchases in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $43.1 million and $49.0 million for the three months ended September 30, 2022 and 2021, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
In August 2022, the Board of Directors approved a $1.25 billion share repurchase program, effective through fiscal year 2025. During the three months ended September 30, 2022, we repurchased $219.8 million of our common stock at an average price of $44.60 per share. In the prior year period, we repurchased $165.8 million of our common stock at an average price of $24.37 per share. Our current share repurchase program has remaining authorization of $1.03 billion which is effective through June 2025.
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

H&R Block, Inc. |Q1 FY2023 Form 10-Q	17

    Capital Investment. Capital expenditures totaled $16.2 million and $15.6 million for the three months ended September 30, 2022 and 2021, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $16.5 million and $4.3 million during the three months ended September 30, 2022 and 2021, respectively. See Item 1, note 5 for additional information on our acquisitions.
FINANCING RESOURCES – The CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We had no outstanding balance under our CLOC and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.47 billion as of September 30, 2022.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of September 30, 2022 and June 30, 2022:

As of	September 30, 2022			June 30, 2022
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Positive	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable
Other than described above, there have been no material changes in our borrowings from those reported as of June 30, 2022 in our Annual Report to Shareholders on Form 10-K.
CASH AND OTHER ASSETS – As of September 30, 2022, we held cash and cash equivalents, excluding restricted amounts, of $322.8 million, including $127.4 million held by our foreign subsidiaries. We received $100.6 million of our federal income tax receivable subsequent to September 30, 2022.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of September 30, 2022.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $13.4 million during the three months ended September 30, 2022 and in a decrease of $4.0 million during the three months ended September 30, 2021.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – There have been no material changes in our contractual obligations and commercial commitments from those reported in our June 30, 2022 Annual Report to Shareholders on Form 10-K.
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

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	September 30, 2022	June 30, 2022
Current assets	$50,399	$38,922
Noncurrent assets	1,682,102	1,698,242
Current liabilities	106,679	75,855
Noncurrent liabilities	1,497,818	1,495,732

18	Q1 FY2023 Form 10-Q| H&R Block, Inc.

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Three months ended September 30, 2022	Twelve months ended June 30, 2022
Total revenues	$13,420	$199,683
Income from continuing operations before income taxes	771	44,404
Net income from continuing operations	3,490	41,979
Net income	2,437	35,007

The table above reflects $1.6 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of September 30, 2022 and June 30, 2022.
REGULATORY ENVIRONMENT
As previously disclosed, in 2017 the Consumer Financial Protection Bureau (CFPB) published its final rule regulating certain consumer credit products (Payday Rule), which the CFPB later limited by removing the mandatory underwriting provisions. Certain limited provisions of the Payday Rule became effective in 2018, but most provisions were scheduled to go into effect in 2019. Litigation in a federal district court in Texas had stayed that effective date, but on August 31, 2021 the judge in that litigation ruled in favor of the CFPB. The plaintiffs appealed, and, on October 14, 2021, the United States Court of Appeals for the Fifth Circuit extended the compliance deadline until after the appeal is resolved. On October 19, 2022, the appellate court found that the funding mechanism for the CFPB was unconstitutional and vacated the Payday Rule; however, the CFPB may take further action to challenge this ruling.
We are unsure whether, when, or in what form the Payday Rule will go into effect. Though we do not currently expect the Payday Rule to have a material adverse impact on Emerald AdvanceSM, our business, or our consolidated financial position, results of operations, and cash flows, we will continue to monitor and analyze the potential impact of any further developments on the Company.
There have been no other material changes in our regulatory environment from what was reported in our June 30, 2022 Annual Report to Shareholders on Form 10-K.
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

H&R Block, Inc. |Q1 FY2023 Form 10-Q	19

The following is a reconciliation of net loss to EBITDA from continuing operations, which is a non-GAAP financial measure:

		(in 000s)
	Three months ended September 30,
	2022	2021
Net loss - as reported	$(168,421)	$(151,601)
Discontinued operations, net	1,054	1,656
Net loss from continuing operations - as reported	(167,367)	(149,945)
Add back:
Income tax benefit	(53,957)	(47,373)
Interest expense	15,824	22,830
Depreciation and amortization	33,624	35,715
	(4,509)	11,172
EBITDA from continuing operations	$(171,876)	$(138,773)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
	Three months ended September 30,
	2022	2021
Net loss from continuing operations - as reported	$(167,367)	$(149,945)
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	12,696	14,870
Tax effect of adjustments (1)	(3,221)	(3,635)
Adjusted net loss from continuing operations	$(157,892)	$(138,710)
Diluted loss per share from continuing operations - as reported	$(1.05)	$(0.84)
Adjustments, net of tax	0.06	0.06
Adjusted diluted loss per share from continuing operations	$(0.99)	$(0.78)

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

20	Q1 FY2023 Form 10-Q| H&R Block, Inc.

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
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported in our June 30, 2022 Annual Report to Shareholders on Form 10-K.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported in our June 30, 2022 Annual Report to Shareholders on Form 10-K.

H&R Block, Inc. |Q1 FY2023 Form 10-Q	21

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended September 30, 2022 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	2	$36.77	—	$—
August 1 - August 31	1,021	$45.88	684	$1,218,409
September 1 - September 30	4,245	$44.33	4,243	$1,030,304
	5,268	$44.63	4,927

(1)We purchased approximately 341 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)In August 2022, we announced that our Board of Directors approved a $1.25 billion share repurchase program, effective through June 2025.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1
Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on August 11, 2022, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed August 17, 2022, file number 1-06089, is incorporated herein by reference.

10.2
Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on August 11, 2022, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed August 17, 2022, file number 1-06089, is incorporated herein by reference.

22	List of Guarantor and Issuer Subsidiaries, filed as Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, file number 1-06089, is incorporated herein by reference.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

22	Q1 FY2023 Form 10-Q| H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
November 3, 2022

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
November 3, 2022

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
November 3, 2022

H&R Block, Inc. |Q1 FY2023 Form 10-Q	23