Form 10-Q
period 2022-12-31
H&R BLOCK INC
filed 2023-02-07
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on January 31, 2023: 152,277,089 shares.

Form 10-Q for the Period ended December 31, 2022

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS:			(unaudited, in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
REVENUES:
Service revenues	$139,565	$133,725	$306,759	$310,702
Royalty, product and other revenues	26,840	25,091	39,631	40,738
	166,405	158,816	346,390	351,440
OPERATING EXPENSES:
Costs of revenues	298,345	289,323	559,007	530,855
Selling, general and administrative	151,263	146,793	279,697	272,657
Total operating expenses	449,608	436,116	838,704	803,512

Other income (expense), net	4,185	1,467	7,796	1,751
Interest expense on borrowings	(18,985)	(23,085)	(34,809)	(45,915)
Loss from continuing operations before income tax benefit	(298,003)	(298,918)	(519,327)	(496,236)
Income tax benefit	(77,140)	(109,845)	(131,097)	(157,218)
Net loss from continuing operations	(220,863)	(189,073)	(388,230)	(339,018)
Net loss from discontinued operations, net of tax benefits of $812, $461, $1,128 and $956	(2,716)	(1,532)	(3,770)	(3,188)
NET LOSS	$(223,579)	$(190,605)	$(392,000)	$(342,206)
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.43)	$(1.09)	$(2.48)	$(1.93)
Discontinued operations	(0.02)	(0.01)	(0.02)	(0.02)
Consolidated	$(1.45)	$(1.10)	$(2.50)	$(1.95)
DIVIDENDS DECLARED PER SHARE	$0.29	$0.27	$0.58	$0.54
COMPREHENSIVE LOSS:
Net loss	$(223,579)	$(190,605)	$(392,000)	$(342,206)
Change in foreign currency translation adjustments	9,307	1,656	(23,038)	(9,521)
Other comprehensive income (loss)	9,307	1,656	(23,038)	(9,521)
Comprehensive loss	$(214,272)	$(188,949)	$(415,038)	$(351,727)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q2 FY2023 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	December 31, 2022	June 30, 2022
ASSETS
Cash and cash equivalents	$264,455	$885,015
Cash and cash equivalents - restricted	27,733	165,698
Receivables, less allowance for credit losses of $27,323 and $65,351	328,616	58,447
Income taxes receivable	46,646	202,838
Prepaid expenses and other current assets	108,405	72,460
Total current assets	775,855	1,384,458
Property and equipment, at cost, less accumulated depreciation and amortization of $881,230 and $857,468	136,824	123,912
Operating lease right of use assets	382,723	427,783
Intangible assets, net	304,539	309,644
Goodwill	764,802	760,401
Deferred tax assets and income taxes receivable	181,721	208,948
Other noncurrent assets	46,760	54,012
Total assets	$2,593,224	$3,269,158
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$137,118	$160,929
Accrued salaries, wages and payroll taxes	68,089	154,764
Accrued income taxes and reserves for uncertain tax positions	73,572	280,115
Operating lease liabilities	184,343	206,898
Deferred revenue and other current liabilities	182,711	196,107
Total current liabilities	645,833	998,813
Long-term debt and line of credit borrowings	2,067,937	1,486,876
Deferred tax liabilities and reserves for uncertain tax positions	231,041	226,362
Operating lease liabilities	205,409	228,820
Deferred revenue and other noncurrent liabilities	86,483	116,656
Total liabilities	3,236,703	3,057,527
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 185,403,081 and 193,571,309	1,854	1,936
Additional paid-in capital	767,683	772,182
Accumulated other comprehensive loss	(44,683)	(21,645)
Retained earnings (deficit)	(708,437)	120,405
Less treasury shares, at cost, of 33,127,313 and 33,640,988	(659,896)	(661,247)
Total stockholders' equity (deficiency)	(643,479)	211,631
Total liabilities and stockholders' equity	$2,593,224	$3,269,158

See accompanying notes to consolidated financial statements.

2	Q2 FY2023 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Six months ended December 31,	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(392,000)	$(342,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,347	71,346
Provision	16,581	14,639
Deferred taxes	41,534	16,685
Stock-based compensation	17,893	13,233
Changes in assets and liabilities, net of acquisitions:
Receivables	(262,293)	(216,071)
Prepaid expenses, other current and noncurrent assets	(32,983)	(46,928)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(121,156)	(121,926)
Deferred revenue, other current and noncurrent liabilities	(52,703)	(50,882)
Income tax receivables, accrued income taxes and income tax reserves	(60,163)	(247,088)
Other, net	(1,515)	(4,373)
Net cash used in operating activities	(780,458)	(913,571)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,495)	(39,371)
Payments made for business acquisitions, net of cash acquired	(39,757)	(19,333)
Franchise loans funded	(17,491)	(14,480)
Payments from franchisees	3,861	6,213
Other, net	(4,208)	9,527
Net cash used in investing activities	(99,090)	(57,444)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(170,000)	(210,000)
Proceeds from line of credit borrowings	750,000	485,000
Dividends paid	(89,193)	(96,938)
Repurchase of common stock, including shares surrendered	(365,633)	(324,589)
Proceeds from exercise of stock options	1,427	4,067
Other, net	2,212	(7,423)
Net cash provided by (used in) financing activities	128,813	(149,883)
Effects of exchange rate changes on cash	(7,790)	(3,330)
Net decrease in cash and cash equivalents, including restricted balances	(758,525)	(1,124,228)
Cash, cash equivalents and restricted cash, beginning of period	1,050,713	1,584,164
Cash, cash equivalents and restricted cash, end of period	$292,188	$459,936
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid (received), net	$(114,385)	$72,169
Interest paid on borrowings	31,812	36,539
Accrued additions to property and equipment	2,499	1,393
New operating right of use assets and related lease liabilities	79,917	73,710
Accrued dividends payable to common shareholders	44,569	46,497
Accrued purchase of common stock	—	4,845

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2023 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2022	193,571	$1,936	$772,182	$(21,645)	$120,405	(33,641)	$(661,247)	$211,631
Net loss	—	—	—	—	(168,421)	—	—	(168,421)
Other comprehensive loss	—	—	—	(32,345)	—	—	—	(32,345)
Stock-based compensation	—	—	5,630	—	—	—	—	5,630
Stock-based awards exercised or vested	—	—	(15,276)	—	(742)	805	15,839	(179)
Acquisition of treasury shares(2)	—	—	—	—	—	(341)	(15,432)	(15,432)
Repurchase and retirement of common shares	(4,927)	(49)	(2,907)	—	(216,813)	—	—	(219,769)
Cash dividends declared - $0.29 per share	—	—	—	—	(46,100)	—	—	(46,100)
Balances as of September 30, 2022	188,644	$1,887	$759,629	$(53,990)	$(311,671)	(33,177)	$(660,840)	$(264,985)
Net loss	—	—	—	—	(223,579)	—	—	(223,579)
Other comprehensive income	—	—	—	9,307	—	—	—	9,307
Stock-based compensation	—	—	9,544	—	—	—	—	9,544
Stock-based awards exercised or vested	—	—	421	—	(209)	52	1,023	1,235
Acquisition of treasury shares(2)	—	—	—	—	—	(2)	(79)	(79)
Repurchase and retirement of common shares	(3,241)	(33)	(1,911)	—	(128,409)	—	—	(130,353)
Cash dividends declared - $0.29 per share	—	—	—	—	(44,569)	—	—	(44,569)
Balances as of December 31, 2022	185,403	$1,854	$767,683	$(44,683)	$(708,437)	(33,127)	$(659,896)	$(643,479)

(1) The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

4	Q2 FY2023 Form 10-Q| H&R Block, Inc.

					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2021	216,656	$2,167	$779,465	$88	$286,694	(34,842)	$(680,356)	$388,058
Net loss	—	—	—	—	(151,601)	—	—	(151,601)
Other comprehensive loss	—	—	—	(11,177)	—	—	—	(11,177)
Stock-based compensation	—	—	5,627	—	—	—	—	5,627
Stock-based awards exercised or vested	—	—	(10,328)	—	(291)	705	13,765	3,146
Acquisition of treasury shares(2)	—	—	—	—	—	(205)	(4,817)	(4,817)
Repurchase and retirement of common shares	(6,802)	(68)	(4,081)	—	(161,619)	—	—	(165,768)
Cash dividends declared - $0.27 per share	—	—	—	—	(47,940)	—	—	(47,940)
Balances as of September 30, 2021	209,854	$2,099	$770,683	$(11,089)	$(74,757)	(34,342)	$(671,408)	$15,528
Net loss	—	—	—	—	(190,605)	—	—	(190,605)
Other comprehensive income	—	—	—	1,656	—	—	—	1,656
Stock-based compensation	—	—	5,640	—	—	—	—	5,640
Stock-based awards exercised or vested	—	—	(1,709)	—	(219)	122	2,400	472
Acquisition of treasury shares(2)	—	—	—	—	—	(2)	(52)	(52)
Repurchase and retirement of common shares	(6,589)	(66)	(3,953)	—	(154,778)	—	—	(158,797)
Cash dividends declared - $0.27 per share	—	—	—	—	(46,497)	—	—	(46,497)
Balances as of December 31, 2021	203,265	$2,033	$770,661	$(9,433)	$(466,856)	(34,222)	$(669,060)	$(372,655)

(1) The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q2 FY2023 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of December 31, 2022 and June 30, 2022, the consolidated statements of operations and comprehensive loss for the three and six months ended December 31, 2022 and 2021, the consolidated statements of cash flows for the six months ended December 31, 2022 and 2021, and the consolidated statements of stockholders' equity for the three and six months ended December 31, 2022 and 2021 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2022 and 2021 and for all periods presented, have been made.
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

6	Q2 FY2023 Form 10-Q| H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. tax services business. The following table disaggregates our U.S. tax services revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

				(in 000s)
	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Revenues:
U.S. assisted tax preparation	$41,216	$30,845	$77,528	$64,452
U.S. royalties	4,946	3,404	11,174	10,762
U.S. DIY tax preparation	12,150	9,210	15,308	13,271
Refund Transfers	1,542	777	2,826	2,442
Peace of Mind® Extended Service Plan	17,320	17,315	42,090	42,151
Tax Identity Shield®	5,350	5,200	10,517	10,353
Emerald Card® and SpruceSM	12,478	24,830	24,090	53,088
Interest and fee income on Emerald AdvanceSM	12,903	12,424	13,517	12,903
International	28,046	27,907	86,880	86,232
Wave	21,941	19,497	44,587	38,634
Other	8,513	7,407	17,873	17,152
Total revenues	$166,405	$158,816	$346,390	$351,440

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Six months ended December 31,	2022	2021	2022	2021
Balance, beginning of the period	$173,486	$172,759	$19,495	$17,867
Amounts deferred	3,262	2,961	10	10
Amounts recognized on previous deferrals	(47,811)	(49,034)	(5,012)	(4,805)
Balance, end of the period	$128,937	$126,686	$14,493	$13,072

As of December 31, 2022, deferred revenue related to POM was $128.9 million. We expect that $94.8 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of December 31, 2022 and 2021, Tax Identity Shield® (TIS) deferred revenue was $16.8 million and $18.5 million, respectively. Deferred revenue related to TIS was $25.8 million and $28.3 million as of June 30, 2022 and June 30, 2021, respectively. All deferred revenue related to TIS will be recognized by April 2023.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 4.5 million shares for the three and six months ended December 31, 2022 and 5.1 million shares for the three and six months ended December 31, 2021, as the effect would be antidilutive due to the net loss from continuing operations during the periods.

H&R Block, Inc. |Q2 FY2023 Form 10-Q	7

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Net loss from continuing operations attributable to shareholders	$(220,863)	$(189,073)	$(388,230)	$(339,018)
Amounts allocated to participating securities	(192)	(210)	(371)	(449)
Net loss from continuing operations attributable to common shareholders	$(221,055)	$(189,283)	$(388,601)	$(339,467)
Basic weighted average common shares	154,119	173,378	156,701	175,739
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	154,119	173,378	156,701	175,739
Loss per share from continuing operations attributable to common shareholders:
Basic	$(1.43)	$(1.09)	$(2.48)	$(1.93)
Diluted	(1.43)	(1.09)	(2.48)	(1.93)

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – During the six months ended December 31, 2022, we granted 1.0 million shares under our stock-based compensation plan. We granted awards of 1.5 million shares under our stock-based compensation plans during the six months ended December 31, 2021. Stock-based compensation expense of our continuing operations totaled $10.2 million and $17.9 million for the three and six months ended December 31, 2022, respectively, and $6.4 million and $13.2 million for the three and six months ended December 31, 2021, respectively. As of December 31, 2022, unrecognized compensation cost for stock options totaled $0.3 million, and for nonvested shares and units totaled $66.9 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	December 31, 2022		June 30, 2022
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$16,304	$26,587	$6,194	$22,036
Receivables for U.S. assisted and DIY tax preparation and related fees	10,427	2,182	18,893	2,560
H&R Block's Instant RefundSM receivables	1,193	103	3,491	198
H&R Block Emerald Advance® lines of credit	268,623	2,923	6,691	8,825
Software receivables from retailers	2,165	—	3,992	—
Royalties and other receivables from franchisees	6,380	—	3,682	73
Wave payment processing receivables	1,024	—	1,393	—
Other	22,500	1,528	14,111	1,172
Total	$328,616	$33,323	$58,447	$34,864

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As

8	Q2 FY2023 Form 10-Q| H&R Block, Inc.

of December 31, 2022 and June 30, 2022, loans with a principal balance more than 90 days past due, or on non-accrual status, are not material.
H&R BLOCK'S INSTANT REFUNDSM – H&R Block's Instant RefundSM amounts are generally received from the Canada Revenue Agency within 60 days of filing the client's return, with the remaining balance collectible from the client.
We review the credit quality of our Instant Refund receivables based on pools, which are segregated by the tax return year of origination, with older years being deemed more unlikely to be repaid. We establish an allowance for credit losses at an amount that we believe reflects the receivable at net realizable value. In December of each year, we charge-off the receivables to an amount we believe represents the net realizable value.
Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by tax return year of origination, as of December 31, 2022 are as follows:

		(in 000s)
Tax return year of origination	Current Balance	More Than 60 Days Past Due
2021	$1,194	$815
2020 and prior	102	102
	1,296	$917
Allowance	—
Net balance	$1,296

H&R BLOCK EMERALD ADVANCE® LINES OF CREDIT – We review the credit quality of our purchased participation interests in Emerald AdvanceSM (EA) receivables based on pools, which are segregated by the fiscal year of origination, with older years being deemed more unlikely to be repaid. We establish an allowance for credit losses at an amount that we believe reflects the receivable at net realizable value. In December of each year, we charge-off the receivables to an amount we believe represents the net realizable value.
Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by fiscal year of origination, as of December 31, 2022 are as follows:

(in 000s)
Fiscal year of origination	Current Balance	Non-Accrual
2023	$266,271	$—
2022 and prior	8,278	8,278
Revolving loans	23,405	15,030
	297,954	$23,308
Allowance	(26,408)
Net balance	$271,546

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for our EA and all other short-term and long-term receivables for the six months ended December 31, 2022 and 2021 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2022	$26,141	$51,126	$77,267
Provision	15,081	1,500	16,581
Charge-offs, recoveries and other	(14,814)	(51,429)	(66,243)
Balances as of December 31, 2022	$26,408	$1,197	$27,605
Balances as of July 1, 2021	$27,704	$60,272	$87,976
Provision	12,429	2,210	14,639
Charge-offs, recoveries and other	(16,377)	(60,437)	(76,814)
Balances as of December 31, 2021	$23,756	$2,045	$25,801

H&R Block, Inc. |Q2 FY2023 Form 10-Q	9

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended December 31, 2022 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2022	$898,698	$(138,297)	$760,401
Acquisitions	19,448	—	19,448
Disposals and foreign currency changes, net	(15,047)	—	(15,047)
Impairments	—	—	—
Balances as of December 31, 2022	$903,099	$(138,297)	$764,802

We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.
Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of December 31, 2022:
Reacquired franchise rights	$390,631	$(204,396)	$186,235
Customer relationships	347,333	(289,397)	57,936
Internally-developed software	139,528	(118,272)	21,256
Noncompete agreements	42,413	(38,604)	3,809
Franchise agreements	19,201	(18,028)	1,173
Purchased technology	122,700	(92,340)	30,360
Trade name	5,800	(2,030)	3,770
	$1,067,606	$(763,067)	$304,539
As of June 30, 2022:
Reacquired franchise rights	$379,114	$(197,068)	$182,046
Customer relationships	331,020	(278,717)	52,303
Internally-developed software	137,638	(107,111)	30,527
Noncompete agreements	41,789	(37,684)	4,105
Franchise agreements	19,201	(17,388)	1,813
Purchased technology	122,700	(87,910)	34,790
Trade name	5,800	(1,740)	4,060
	$1,037,262	$(727,618)	$309,644

10	Q2 FY2023 Form 10-Q| H&R Block, Inc.

We made payments to acquire businesses totaling $39.8 million and $19.3 million during the six months ended December 31, 2022 and 2021, respectively. The amounts and weighted-average lives of intangible assets acquired during the six months ended December 31, 2022, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Internally-developed software	$2,082	2
Customer relationships	17,765	5
Reacquired franchise rights	11,659	5
Noncompete agreements	667	5
Total	$32,173	5

Amortization of intangible assets for the three and six months ended December 31, 2022 was $18.5 million and $36.9 million, respectively, compared to $19.4 million and $39.2 million for the three and six months ended December 31, 2021, respectively. Estimated amortization of intangible assets for fiscal years ending June 30, 2023, 2024, 2025, 2026, and 2027 is $71.4 million, $53.6 million, $31.4 million, $22.7 million and $16.9 million, respectively.
NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	December 31, 2022	June 30, 2022
Senior Notes, 5.250%, due October 2025	$350,000	$350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Committed line of credit borrowings	580,000	—
Debt issuance costs and discounts	(12,063)	(13,124)
Total long-term debt	2,067,937	1,486,876
Less: Current portion	—	—
Long-term portion	$2,067,937	$1,486,876
Estimated fair value of long-term debt	$1,923,000	$1,377,000

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

H&R Block, Inc. |Q2 FY2023 Form 10-Q	11

includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of December 31, 2022.
We had an outstanding balance of $580.0 million under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of December 31, 2022.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. With respect to federal, state and local jurisdictions and countries outside of the U.S., we are typically subject to examination for three to six years after the income tax returns have been filed. On November 7, 2022, the IRS commenced their examination of our 2020 tax return and related carryback claims to tax years 2015 through 2018. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
We had gross unrecognized tax benefits of $221.3 million and $232.0 million as of December 31, 2022 and June 30, 2022, respectively. The gross unrecognized tax benefits decreased by $10.7 million during the six months ended December 31, 2022 due to expiration of statutes and settlements with state tax authorities. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $34.0 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various matters currently under examination or in appeals. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 25.2% and 31.7% for the six months ended December 31, 2022 and 2021, respectively. Discrete items increased the effective tax rate by 1.4% and 10.1% for the six months ended December 31, 2022, and 2021, respectively. A discrete income tax benefit of $7.2 million and $50.0 million were recorded in the six months ended December 31, 2022 and 2021, respectively. The discrete tax benefit recorded in the current period primarily resulted from state statute of limitations expirations and refund interest. The discrete tax benefit recorded in the prior period primarily resulted from federal and state statute of limitations expirations.
Consistent with prior years, our pretax loss for the six months ended December 31, 2022 is expected to be offset by income in our third and fourth quarters due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the six months ended December 31, 2022 reflects management’s estimate of the annual effective tax rate applied to year-to-date loss from continuing operations adjusted for the tax impact of discrete items for the periods presented.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $11.7 million and $14.0 million as of December 31, 2022 and June 30, 2022, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $21.4 million and $12.9 million as of December 31, 2022 and June 30, 2022, respectively, with amounts recorded in deferred revenue and other

12	Q2 FY2023 Form 10-Q| H&R Block, Inc.

liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $21.1 million at December 31, 2022, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $7.4 million.
In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the six months ended December 31, 2022, we received $12.1 million related to these credits and recognized $3.2 million as an offset to related operating expenses. As of December 31, 2022 and June 30, 2022, we had deferred balances of $13.9 million and $5.1 million, respectively, which is recorded in deferred revenue and other current liabilities.
Emerald AdvanceSM lines of credit (EAs) are originated by PathwardTM N.A. (Pathward). We purchase a 90% participation interest, at par, in all EAs originated by Pathward in accordance with our participation agreement. At December 31, 2022, the principal balance of purchased participation interests for the current year totaled $270.4 million.
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of December 31, 2022. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of

H&R Block, Inc. |Q2 FY2023 Form 10-Q	13

operations, and cash flows. Our total accrued liabilities were $1.6 million and $1.7 million as of December 31, 2022 and June 30, 2022, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of December 31, 2022, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
Free File Litigation. On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742). The case is styled The People of the State of California v. HRB Digital LLC, et al. The complaint alleges that H&R Block, Inc. and HRB Digital LLC engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting 4 years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. The City Attorney subsequently dismissed H&R Block, Inc. from the case and amended its complaint to add HRB Tax Group, Inc. We filed a motion for summary judgment, which was denied on December 1, 2022. A trial date is set for August 14, 2023. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
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

14	Q2 FY2023 Form 10-Q| H&R Block, Inc.

Parties, including underwriters, depositors, and securitization trustees, have been, remain, or may in the future be, involved in lawsuits, threatened lawsuits, or settlements related to securitization transactions in which SCC participated. A variety of claims are alleged in these matters, including violations of federal and state securities laws and common law fraud, breaches of representations and warranties, or violations of statutory requirements. SCC has received notices of potential indemnification or contribution obligations relating to such matters. Additional lawsuits against the parties to the securitization transactions may be filed in the future, and SCC may receive additional notices of potential indemnification, contribution or similar obligations with respect to existing or new lawsuits or settlements of such lawsuits or other claims. An accrual related to these matters is included in our loss contingency accrual.
It is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters and the indeterminate damages sought. If the amount that SCC is ultimately required to pay with respect to loss contingencies, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants also may attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of December 31, 2022, total approximately $267 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

H&R Block, Inc. |Q2 FY2023 Form 10-Q	15

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended December 31,	2022	2021	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$41,216	$30,845	$10,371	33.6%
Royalties	4,946	3,404	1,542	45.3%
DIY tax preparation	12,150	9,210	2,940	31.9%
Refund Transfers	1,542	777	765	98.5%
Peace of Mind® Extended Service Plan	17,320	17,315	5	—%
Tax Identity Shield®	5,350	5,200	150	2.9%
Other	8,513	7,407	1,106	14.9%
Total U.S. tax preparation and related services	91,037	74,158	16,879	22.8%
Financial services:
Emerald Card® and SpruceSM	12,478	24,830	(12,352)	(49.7)%
Interest and fee income on Emerald AdvanceSM	12,903	12,424	479	3.9%
Total financial services	25,381	37,254	(11,873)	(31.9)%
International	28,046	27,907	139	0.5%
Wave	21,941	19,497	2,444	12.5%
Total revenues	$166,405	$158,816	$7,589	4.8%
Compensation and benefits:
Field wages	76,204	70,058	(6,146)	(8.8)%
Other wages	70,530	64,067	(6,463)	(10.1)%
Benefits and other compensation	34,277	30,207	(4,070)	(13.5)%
	181,011	164,332	(16,679)	(10.1)%
Occupancy	101,173	99,296	(1,877)	(1.9)%
Marketing and advertising	15,142	17,141	1,999	11.7%
Depreciation and amortization	32,723	35,631	2,908	8.2%
Bad debt	22,416	13,666	(8,750)	(64.0)%
Other	97,143	106,050	8,907	8.4%
Total operating expenses	449,608	436,116	(13,492)	(3.1)%
Other income (expense), net	4,185	1,467	2,718	185.3%
Interest expense on borrowings	(18,985)	(23,085)	4,100	17.8%
Pretax loss	(298,003)	(298,918)	915	0.3%
Income tax benefit	(77,140)	(109,845)	(32,705)	(29.8)%
Net loss from continuing operations	(220,863)	(189,073)	(31,790)	(16.8)%
Net loss from discontinued operations	(2,716)	(1,532)	(1,184)	(77.3)%
Net loss	$(223,579)	$(190,605)	$(32,974)	(17.3)%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.43)	$(1.09)	$(0.34)	(31.2)%
Discontinued operations	(0.02)	(0.01)	(0.01)	(100.0)%
Consolidated	$(1.45)	$(1.10)	$(0.35)	(31.8)%
Adjusted diluted EPS(1)	$(1.37)	$(1.02)	$(0.35)	(34.3)%
EBITDA (1)	$(246,295)	$(240,202)	$(6,093)	(2.5)%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

16	Q2 FY2023 Form 10-Q| H&R Block, Inc.

Three months ended December 31, 2022 compared to December 31, 2021
Revenues increased $7.6 million, or 4.8%, from the prior year. U.S. assisted tax preparation revenues increased $10.4 million, or 33.6%, primarily due to higher volumes and a higher net average charge in the current year. U.S. royalty revenue increased $1.5 million, or 45.3%, due to the timing of royalty incentives. U.S. DIY tax preparation revenues increased $2.9 million, or 31.9%, primarily due to higher volumes in the current year.
Emerald Card revenues decreased $12.4 million, or 49.7%, due to higher card activity in the prior year, which is a result of the IRS loading Child Tax Credits monthly to Emerald Cards®.
Wave revenues increased $2.4 million, or 12.5%, due to higher small business payments processing volumes.
Total operating expenses increased $13.5 million, or 3.1%, from the prior year. Field wages increased $6.1 million, or 8.8%, due to higher tax professional and field management wages due to increased volumes and higher hourly rates in the current period. Other wages increased $6.5 million, or 10.1%, due to higher corporate wages in the current year. Benefits and other compensation increased $4.1 million, or 13.5%, due to higher stock based compensation. Bad debt expense increased $8.8 million, or 64%, due to higher Emerald Card® losses and higher Emerald AdvanceSM volumes compared to the prior year.
Other operating expenses decreased $8.9 million, or 8.4%. The components of other expenses are as follows:

				(in 000s)
Three months ended December 31,	2022	2021	$ Change	% Change
Consulting and outsourced services	$22,452	$27,611	$5,159	18.7%
Bank partner fees	(778)	2,550	3,328	**
Client claims and refunds	5,445	6,200	755	12.2%
Employee and travel expenses	14,701	9,417	(5,284)	(56.1)%
Technology-related expenses	24,489	23,300	(1,189)	(5.1)%
Credit card/bank charges	17,322	17,710	388	2.2%
Insurance	(349)	4,350	4,699	**
Legal fees and settlements	2,184	4,060	1,876	46.2%
Supplies	3,940	5,095	1,155	22.7%
Other	7,737	5,757	(1,980)	(34.4)%
	$97,143	$106,050	$8,907	8.4%

Consulting and outsourced services expense decreased $5.2 million, or 18.7%, due to lower call center expenses and lower data processing fees related to lower activity on Emerald Cards®. Employee and travel expenses increased $5.3 million, or 56.1%, due to more travel in the current year. Insurance expense decreased $4.7 million due to favorable developments in insurance loss reserves.
Interest expense on borrowings decreased $4.1 million, or 17.8%, due to the repayment of our $500 million 5.500% Senior Notes in May 2022, partially offset by higher interest expense on our CLOC borrowings in the current year.
We recorded an income tax benefit of $77.1 million in the current year compared to $109.8 million in the prior year. The effective tax rate for the three months ended December 31, 2022, and 2021 was 25.9% and 36.7%, respectively.

H&R Block, Inc. |Q2 FY2023 Form 10-Q	17

Consolidated - Financial Results		(in 000s, except per share amounts)
Six months ended December 31,	2022	2021	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$77,528	$64,452	$13,076	20.3%
Royalties	11,174	10,762	412	3.8%
DIY tax preparation	15,308	13,271	2,037	15.3%
Refund Transfers	2,826	2,442	384	15.7%
Peace of Mind® Extended Service Plan	42,090	42,151	(61)	(0.1)%
Tax Identity Shield®	10,517	10,353	164	1.6%
Other	17,873	17,152	721	4.2%
Total U.S. tax preparation and related services	177,316	160,583	16,733	10.4%
Financial services:
Emerald Card® and SpruceSM	24,090	53,088	(28,998)	(54.6)%
Interest and fee income on Emerald AdvanceSM	13,517	12,903	614	4.8%
Total financial services	37,607	65,991	(28,384)	(43.0)%
International	86,880	86,232	648	0.8%
Wave	44,587	38,634	5,953	15.4%
Total revenues	$346,390	$351,440	$(5,050)	(1.4)%
Compensation and benefits:
Field wages	137,877	126,137	(11,740)	(9.3)%
Other wages	134,283	122,131	(12,152)	(9.9)%
Benefits and other compensation	69,109	55,657	(13,452)	(24.2)%
	341,269	303,925	(37,344)	(12.3)%
Occupancy	198,763	195,118	(3,645)	(1.9)%
Marketing and advertising	25,791	27,214	1,423	5.2%
Depreciation and amortization	66,347	71,346	4,999	7.0%
Bad debt	22,745	14,709	(8,036)	(54.6)%
Other	183,789	191,200	7,411	3.9%
Total operating expenses	838,704	803,512	(35,192)	(4.4)%
Other income (expense), net	7,796	1,751	6,045	345.2%
Interest expense on borrowings	(34,809)	(45,915)	11,106	24.2%
Pretax loss	(519,327)	(496,236)	(23,091)	(4.7)%
Income tax benefit	(131,097)	(157,218)	(26,121)	(16.6)%
Net loss from continuing operations	(388,230)	(339,018)	(49,212)	(14.5)%
Net loss from discontinued operations	(3,770)	(3,188)	(582)	(18.3)%
Net loss	$(392,000)	$(342,206)	$(49,794)	(14.6)%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(2.48)	$(1.93)	$(0.55)	28.5%
Discontinued operations	(0.02)	(0.02)	—	—%
Consolidated	$(2.50)	$(1.95)	$(0.55)	28.2%
Adjusted diluted EPS(1)	$(2.36)	$(1.80)	$(0.56)	31.1%
EBITDA (1)	$(418,171)	$(378,975)	$(39,196)	(10.3)%

(1) All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

18	Q2 FY2023 Form 10-Q| H&R Block, Inc.

Six months ended December 31, 2022 compared to December 31, 2021
Revenues decreased $5.1 million, or 1.4%, from the prior year. U.S. assisted tax preparation revenues increased $13.1 million, or 20.3%, due to higher volumes and a higher net average charge in the current year.
Emerald Card® revenues decreased $29.0 million, or 54.6%, due to higher card activity in the prior year, which is a result of the IRS loading Child Tax Credits monthly to Emerald Cards®.
Wave revenues increased $6.0 million, or 15.4%, due to higher small business payments processing volumes.
Total operating expenses increased $35.2 million, or 4.4%, from the prior year period. Field wages increased $11.7 million, or 9.3%, due to higher tax professional and field management wages due to increased volumes and higher hourly rates in the current period. Other wages increased $12.2 million, or 9.9%, due to higher corporate wages in the current year. Benefits and other compensation increased $13.5 million, or 24.2%, due to higher stock based compensation, employee insurance and payroll taxes. Depreciation and amortization expense decreased $5.0 million, or 7.0%, due to lower amortization of acquired intangibles. Bad debt expense increased $8.0 million, or 54.6%, due to higher Emerald Card® losses and higher Emerald AdvanceSM volumes compared to the prior year.
Other expenses decreased $7.4 million, or 3.9%. The components of other expenses are as follows:

				(in 000s)
Six months ended December 31,	2022	2021	$ Change	% Change
Consulting and outsourced services	$40,505	$53,468	$12,963	24.2%
Bank partner fees	(797)	2,658	3,455	**
Client claims and refunds	12,215	12,215	—	—%
Employee and travel expenses	20,769	13,707	(7,062)	(51.5)%
Technology-related expenses	50,404	43,625	(6,779)	(15.5)%
Credit card/bank charges	33,523	32,671	(852)	(2.6)%
Insurance	3,369	7,681	4,312	56.1%
Legal fees and settlements	4,470	7,102	2,632	37.1%
Supplies	7,335	7,918	583	7.4%
Other	11,996	10,155	(1,841)	(18.1)%
	$183,789	$191,200	$7,411	3.9%

Consulting and outsourced services expense decreased $13.0 million, or 24.2%, due to lower call center expenses and lower data processing fees related to lower activity on Emerald Cards®. Employee and travel expenses increased $7.1 million, or 51.5%, due to more travel in the current year. Technology-related expenses increased $6.8 million, or 15.5%, due to increased investments in information technology.
Other income (expense) increased $6.0 million, or 345.2%, primarily due to higher interest income as a result of higher interest rates. Interest expense on borrowings decreased $11.1 million, or 24.2%, due to the repayment of our $500 million 5.500% Senior Notes in May 2022, partially offset by higher interest expense on our CLOC borrowings in the current year.
We recorded an income tax benefit of $131.1 million in the current year compared to $157.2 million in the prior year. The effective tax rate for the six months ended December 31, 2022, and 2021 was 25.2% and 31.7%, respectively.
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

H&R Block, Inc. |Q2 FY2023 Form 10-Q	19

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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of December 31, 2022 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the six months ended December 31, 2022 and 2021. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Six months ended December 31,	2022	2021
Net cash provided by (used in):
Operating activities	$(780,458)	$(913,571)
Investing activities	(99,090)	(57,444)
Financing activities	128,813	(149,883)
Effects of exchange rates on cash	(7,790)	(3,330)
Net decrease in cash and cash equivalents, including restricted balances	$(758,525)	$(1,124,228)

Operating Activities. Cash used in operations totaled $780.5 million for the six months ended December 31, 2022 compared to $913.6 million in the prior year period. The change is primarily due to the receipt of income tax receivables in the current year, partially offset by an increase in our net loss in the current year.
Investing Activities. Cash used in investing activities totaled $99.1 million for the six months ended December 31, 2022 compared to $57.4 million in the prior year period. The change is primarily due to payments to acquire businesses in the current year.
Financing Activities. Cash provided by financing activities totaled $128.8 million for the six months ended December 31, 2022 compared to cash used in financing activities of $149.9 million in the prior year period. The change is primarily due to higher draws on our CLOC in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $89.2 million and $96.9 million for the six months ended December 31, 2022 and 2021, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
In August 2022, the Board of Directors approved a $1.25 billion share repurchase program, effective through fiscal year 2025. During the six months ended December 31, 2022, we repurchased $350.1 million of our common stock at an average price of $42.86 per share. In the prior year period, we repurchased $324.6 million of our common stock at an average price of $24.24 per share. Our current share repurchase program has remaining authorization of $900.0 million, which is effective through June 2025.
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
    Capital Investment. Capital expenditures totaled $41.5 million and $39.4 million for the six months ended December 31, 2022 and 2021, respectively. Our capital expenditures relate primarily to recurring improvements to

20	Q2 FY2023 Form 10-Q| H&R Block, Inc.

retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $39.8 million and $19.3 million during the six months ended December 31, 2022 and 2021, respectively. See Item 1, note 5 for additional information on our acquisitions.
FINANCING RESOURCES – The CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We had an outstanding balance of $580.0 million under our CLOC as of December 31, 2022. Amounts available to borrow were not limited by the debt-to-EBITDA covenant as of December 31, 2022.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of December 31, 2022 and June 30, 2022:

As of	December 31, 2022			June 30, 2022
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Positive	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable
Other than described above, there have been no material changes in our borrowings from those reported as of June 30, 2022 in our Annual Report to Shareholders on Form 10-K.
CASH AND OTHER ASSETS – As of December 31, 2022, we held cash and cash equivalents, excluding restricted amounts, of $264.5 million, including $113.7 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of December 31, 2022.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $7.8 million and $3.3 million during the six months ended December 31, 2022 and 2021, respectively.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – Emerald AdvanceSM lines of credit (EAs) are originated by PathwardTM N.A. (Pathward). We purchase a 90% participation interest, at par, in all EAs originated by Pathward in accordance with our participation agreement. At December 31, 2022, the principal balance of purchased participation interests totaled $270.4 million.
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

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	December 31, 2022	June 30, 2022
Current assets	$312,211	$38,922
Noncurrent assets	1,962,976	1,698,242
Current liabilities	86,510	75,855
Noncurrent liabilities	2,073,780	1,495,732

H&R Block, Inc. |Q2 FY2023 Form 10-Q	21

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Six months ended December 31, 2022	Twelve months ended June 30, 2022
Total revenues	$40,288	$199,683
Income (loss) from continuing operations before income taxes	(53,653)	44,404
Net income (loss) from continuing operations	(53,364)	41,979
Net income (loss)	(57,134)	35,007

The table above reflects $1.9 billion and $1.6 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of December 31, 2022 and June 30, 2022, respectively.
REGULATORY ENVIRONMENT
As previously disclosed, in 2017 the Consumer Financial Protection Bureau (CFPB) published its final rule regulating certain consumer credit products (Payday Rule), which the CFPB later limited by removing the mandatory underwriting provisions. Certain limited provisions of the Payday Rule became effective in 2018, but most provisions were scheduled to go into effect in 2019. Litigation in a federal district court in Texas had stayed that effective date, but on August 31, 2021 the judge in that litigation ruled in favor of the CFPB. The plaintiffs appealed, and, on October 14, 2021, the United States Court of Appeals for the Fifth Circuit extended the compliance deadline until after the appeal is resolved. On October 19, 2022, the appellate court found that the funding mechanism for the CFPB was unconstitutional and vacated the Payday Rule. On November 14, 2022, the CFPB filed a petition for review with the United States Supreme Court.
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

22	Q2 FY2023 Form 10-Q| H&R Block, Inc.

The following is a reconciliation of net loss to EBITDA from continuing operations, which is a non-GAAP financial measure:

				(in 000s)
	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Net loss - as reported	$(223,579)	$(190,605)	$(392,000)	$(342,206)
Discontinued operations, net	2,716	1,532	3,770	3,188
Net loss from continuing operations - as reported	(220,863)	(189,073)	(388,230)	(339,018)
Add back:
Income tax benefit	(77,140)	(109,845)	(131,097)	(157,218)
Interest expense	18,985	23,085	34,809	45,915
Depreciation and amortization	32,723	35,631	66,347	71,346
	(25,432)	(51,129)	(29,941)	(39,957)
EBITDA from continuing operations	$(246,295)	$(240,202)	$(418,171)	$(378,975)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Net loss from continuing operations - as reported	$(220,863)	$(189,073)	$(388,230)	$(339,018)
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	12,839	14,292	25,535	29,162
Tax effect of adjustments (1)	(2,787)	(1,922)	(6,008)	(5,557)
Adjusted net loss from continuing operations	$(210,811)	$(176,703)	$(368,703)	$(315,413)
Diluted loss per share from continuing operations - as reported	$(1.43)	$(1.09)	$(2.48)	$(1.93)
Adjustments, net of tax	0.06	0.07	0.12	0.13
Adjusted diluted loss per share from continuing operations	$(1.37)	$(1.02)	$(2.36)	$(1.80)

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

H&R Block, Inc. |Q2 FY2023 Form 10-Q	23

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported in our June 30, 2022 Annual Report to Shareholders on Form 10-K.

24	Q2 FY2023 Form 10-Q| H&R Block, Inc.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended December 31, 2022 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	—	$—	—	$1,030,304
November 1 - November 30	1,784	$39.88	1,783	$959,217
December 1 - December 31	1,459	$40.60	1,458	$900,000
	3,243	$40.21	3,241

(1)We purchased approximately 2 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)In August 2022, we announced that our Board of Directors approved a $1.25 billion share repurchase program, effective through June 2025.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

22	List of Guarantor and Issuer Subsidiaries, filed as Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, file number 1-06089, is incorporated herein by reference.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

H&R Block, Inc. |Q2 FY2023 Form 10-Q	25

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
February 7, 2023

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
February 7, 2023

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
February 7, 2023

26	Q2 FY2023 Form 10-Q| H&R Block, Inc.