Form 10-Q
period 2023-03-31
H&R BLOCK INC
filed 2023-05-09
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on April 28, 2023: 152,284,238 shares.

Form 10-Q for the Period ended March 31, 2023

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME:			(unaudited, in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
REVENUES:
Service revenues	$1,885,035	$1,841,122	$2,191,794	$2,151,824
Royalty, product and other revenues	208,614	220,635	248,245	261,373
	2,093,649	2,061,757	2,440,039	2,413,197
OPERATING EXPENSES:
Costs of revenues	883,686	831,455	1,442,693	1,362,310
Selling, general and administrative	345,461	344,937	625,158	617,594
Total operating expenses	1,229,147	1,176,392	2,067,851	1,979,904

Other income (expense), net	13,224	238	21,020	1,989
Interest expense on borrowings	(22,298)	(23,746)	(57,107)	(69,661)
Income from continuing operations before income taxes	855,428	861,857	336,101	365,621
Income taxes	209,351	186,884	78,254	29,666
Net income from continuing operations	646,077	674,973	257,847	335,955
Net loss from discontinued operations, net of tax benefits of $792, $539, $1,920 and $1,495	(2,648)	(1,796)	(6,418)	(4,984)
NET INCOME	$643,429	$673,177	$251,429	$330,971
BASIC EARNINGS PER SHARE:
Continuing operations	$4.22	$4.13	$1.65	$1.95
Discontinued operations	(0.01)	(0.01)	(0.04)	(0.03)
Consolidated	$4.21	$4.12	$1.61	$1.92
DILUTED EARNINGS PER SHARE:
Continuing operations	$4.14	$4.06	$1.62	$1.92
Discontinued operations	(0.02)	(0.01)	(0.04)	(0.03)
Consolidated	$4.12	$4.05	$1.58	$1.89
DIVIDENDS DECLARED PER SHARE	$0.29	$0.27	$0.87	$0.81
COMPREHENSIVE INCOME:
Net income	$643,429	$673,177	$251,429	$330,971
Change in foreign currency translation adjustments	402	5,595	(22,636)	(3,926)
Other comprehensive income (loss)	402	5,595	(22,636)	(3,926)
Comprehensive income	$643,831	$678,772	$228,793	$327,045

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q3 FY2023 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	March 31, 2023	June 30, 2022
ASSETS
Cash and cash equivalents	$909,075	$885,015
Cash and cash equivalents - restricted	25,270	165,698
Receivables, less allowance for credit losses of $56,003 and $65,351	249,150	58,447
Income taxes receivable	32,584	202,838
Prepaid expenses and other current assets	86,736	72,460
Total current assets	1,302,815	1,384,458
Property and equipment, at cost, less accumulated depreciation and amortization of $892,820 and $857,468	136,132	123,912
Operating lease right of use assets	372,175	427,783
Intangible assets, net	293,447	309,644
Goodwill	769,557	760,401
Deferred tax assets and income taxes receivable	226,527	208,948
Other noncurrent assets	57,254	54,012
Total assets	$3,157,907	$3,269,158
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$236,388	$160,929
Accrued salaries, wages and payroll taxes	208,560	154,764
Accrued income taxes and reserves for uncertain tax positions	284,124	280,115
Operating lease liabilities	179,415	206,898
Deferred revenue and other current liabilities	207,095	196,107
Total current liabilities	1,115,582	998,813
Long-term debt	1,488,457	1,486,876
Deferred tax liabilities and reserves for uncertain tax positions	256,119	226,362
Operating lease liabilities	199,086	228,820
Deferred revenue and other noncurrent liabilities	135,055	116,656
Total liabilities	3,194,299	3,057,527
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 185,403,081 and 193,571,309	1,854	1,936
Additional paid-in capital	775,269	772,182
Accumulated other comprehensive loss	(44,281)	(21,645)
Retained earnings (deficit)	(109,384)	120,405
Less treasury shares, at cost, of 33,119,705 and 33,640,988	(659,850)	(661,247)
Total stockholders' equity (deficiency)	(36,392)	211,631
Total liabilities and stockholders' equity	$3,157,907	$3,269,158

See accompanying notes to consolidated financial statements.

2	Q3 FY2023 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Nine months ended March 31,	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$251,429	$330,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,660	107,462
Provision	49,174	59,778
Deferred taxes	6,685	(85,122)
Stock-based compensation	26,785	19,988
Changes in assets and liabilities, net of acquisitions:
Receivables	(237,395)	(233,362)
Prepaid expenses, other current and noncurrent assets	(17,438)	(16,525)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	122,025	122,112
Deferred revenue, other current and noncurrent liabilities	22,054	36,960
Income tax receivables, accrued income taxes and income tax reserves	179,692	36,244
Other, net	(3,285)	(5,378)
Net cash provided by operating activities	498,386	373,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(56,661)	(52,718)
Payments made for business acquisitions, net of cash acquired	(47,740)	(25,465)
Franchise loans funded	(21,566)	(18,468)
Payments from franchisees	14,963	17,714
Other, net	9,717	7,831
Net cash used in investing activities	(101,287)	(71,106)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(970,000)	(705,000)
Proceeds from line of credit borrowings	970,000	705,000
Dividends paid	(133,762)	(143,435)
Repurchase of common stock, including shares surrendered	(365,852)	(555,247)
Proceeds from exercise of stock options	1,427	4,605
Other, net	(7,400)	(13,389)
Net cash used in financing activities	(505,587)	(707,466)
Effects of exchange rate changes on cash	(7,880)	(1,666)
Net decrease in cash and cash equivalents, including restricted balances	(116,368)	(407,110)
Cash, cash equivalents and restricted cash, beginning of period	1,050,713	1,584,164
Cash, cash equivalents and restricted cash, end of period	$934,345	$1,177,054
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid (received), net	$(110,028)	$76,894
Interest paid on borrowings	59,429	58,009
Accrued additions to property and equipment	4,378	1,336
New operating right of use assets and related lease liabilities	131,949	126,726
Accrued dividends payable to common shareholders	44,163	43,041

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2023 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2022	193,571	$1,936	$772,182	$(21,645)	$120,405	(33,641)	$(661,247)	$211,631
Net loss	—	—	—	—	(168,421)	—	—	(168,421)
Other comprehensive loss	—	—	—	(32,345)	—	—	—	(32,345)
Stock-based compensation	—	—	5,630	—	—	—	—	5,630
Stock-based awards exercised or vested	—	—	(15,276)	—	(742)	805	15,839	(179)
Acquisition of treasury shares(2)	—	—	—	—	—	(341)	(15,432)	(15,432)
Repurchase and retirement of common shares	(4,927)	(49)	(2,907)	—	(216,813)	—	—	(219,769)
Cash dividends declared - $0.29 per share	—	—	—	—	(46,100)	—	—	(46,100)
Balances as of September 30, 2022	188,644	$1,887	$759,629	$(53,990)	$(311,671)	(33,177)	$(660,840)	$(264,985)
Net loss	—	—	—	—	(223,579)	—	—	(223,579)
Other comprehensive income	—	—	—	9,307	—	—	—	9,307
Stock-based compensation	—	—	9,544	—	—	—	—	9,544
Stock-based awards exercised or vested	—	—	421	—	(209)	52	1,023	1,235
Acquisition of treasury shares(2)	—	—	—	—	—	(2)	(79)	(79)
Repurchase and retirement of common shares	(3,241)	(33)	(1,911)	—	(128,409)	—	—	(130,353)
Cash dividends declared - $0.29 per share	—	—	—	—	(44,569)	—	—	(44,569)
Balances as of December 31, 2022	185,403	$1,854	$767,683	$(44,683)	$(708,437)	(33,127)	$(659,896)	$(643,479)
Net income	—	—	—	—	643,429	—	—	643,429
Other comprehensive income	—	—	—	402	—	—	—	402
Stock-based compensation	—	—	7,830	—	—	—	—	7,830
Stock-based awards exercised or vested	—	—	(244)	—	(213)	13	265	(192)
Acquisition of treasury shares(2)	—	—	—	—	—	(6)	(219)	(219)
Cash dividends declared - $0.29 per share	—	—	—	—	(44,163)	—	—	(44,163)
Balances as of March 31, 2023	185,403	$1,854	$775,269	$(44,281)	$(109,384)	(33,120)	$(659,850)	$(36,392)

(1) The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

4	Q3 FY2023 Form 10-Q| H&R Block, Inc.

					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2021	216,656	$2,167	$779,465	$88	$286,694	(34,842)	$(680,356)	$388,058
Net loss	—	—	—	—	(151,601)	—	—	(151,601)
Other comprehensive loss	—	—	—	(11,177)	—	—	—	(11,177)
Stock-based compensation	—	—	5,627	—	—	—	—	5,627
Stock-based awards exercised or vested	—	—	(10,328)	—	(291)	705	13,765	3,146
Acquisition of treasury shares(2)	—	—	—	—	—	(205)	(4,817)	(4,817)
Repurchase and retirement of common shares	(6,802)	(68)	(4,081)	—	(161,619)	—	—	(165,768)
Cash dividends declared - $0.27 per share	—	—	—	—	(47,940)	—	—	(47,940)
Balances as of September 30, 2021	209,854	$2,099	$770,683	$(11,089)	$(74,757)	(34,342)	$(671,408)	$15,528
Net loss	—	—	—	—	(190,605)	—	—	(190,605)
Other comprehensive income	—	—	—	1,656	—	—	—	1,656
Stock-based compensation	—	—	5,640	—	—	—	—	5,640
Stock-based awards exercised or vested	—	—	(1,709)	—	(219)	122	2,400	472
Acquisition of treasury shares(2)	—	—	—	—	—	(2)	(52)	(52)
Repurchase and retirement of common shares	(6,589)	(66)	(3,953)	—	(154,778)	—	—	(158,797)
Cash dividends declared - $0.27 per share	—	—	—	—	(46,497)	—	—	(46,497)
Balances as of December 31, 2021	203,265	$2,033	$770,661	$(9,433)	$(466,856)	(34,222)	$(669,060)	$(372,655)
Net income	—	—	—	—	673,177	—	—	673,177
Other comprehensive income	—	—	—	5,595	—	—	—	5,595
Stock-based compensation	—	—	5,619	—	—	—	—	5,619
Stock-based awards exercised or vested	—	—	(2,595)	—	(201)	244	4,771	1,975
Acquisition of treasury shares(2)	—	—	—	—	—	(1)	(32)	(32)
Repurchase and retirement of common shares	(9,694)	(97)	(5,816)	—	(219,868)	—	—	(225,781)
Cash dividends declared - $0.27 per share	—	—	—	—	(43,042)	—	—	(43,042)
Balances as of March 31, 2022	193,571	$1,936	$767,869	$(3,838)	$(56,790)	(33,979)	$(664,321)	$44,856

(1) The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q3 FY2023 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of March 31, 2023 and June 30, 2022, the consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2023 and 2022, the consolidated statements of cash flows for the nine months ended March 31, 2023 and 2022, and the consolidated statements of stockholders' equity for the three and nine months ended March 31, 2023 and 2022 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2023 and 2022 and for all periods presented, have been made.
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

6	Q3 FY2023 Form 10-Q| H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. tax services business. The following table disaggregates our U.S. revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

				(in 000s)
	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Revenues:
U.S. assisted tax preparation	$1,453,049	$1,392,142	$1,530,577	$1,456,594
U.S. royalties	150,163	158,786	161,337	169,548
U.S. DIY tax preparation	167,022	175,184	182,330	188,455
Refund Transfers	117,384	132,223	120,210	134,665
Peace of Mind® Extended Service Plan	16,750	17,222	58,840	59,373
Tax Identity Shield®	8,720	9,078	19,237	19,431
Emerald Card® and SpruceSM	44,358	50,660	68,448	103,748
Interest and fee income on Emerald AdvanceSM	33,750	30,535	47,267	43,438
International	69,417	65,232	156,297	151,464
Wave	22,064	20,111	66,651	58,745
Other	10,972	10,584	28,845	27,736
Total revenues	$2,093,649	$2,061,757	$2,440,039	$2,413,197

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Nine months ended March 31,	2023	2022	2023	2022
Balance, beginning of the period	$173,486	$172,759	$19,495	$17,867
Amounts deferred	76,231	80,801	8,451	9,006
Amounts recognized on previous deferrals	(67,276)	(69,075)	(7,084)	(6,786)
Balance, end of the period	$182,441	$184,485	$20,862	$20,087

As of March 31, 2023, deferred revenue related to POM was $182.4 million. We expect that $103.3 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of March 31, 2023 and 2022, Tax Identity Shield® (TIS) deferred revenue was $33.3 million and $37.4 million, respectively. Deferred revenue related to TIS was $25.8 million and $28.3 million as of June 30, 2022 and June 30, 2021, respectively. All deferred revenue related to TIS will be recognized by April 2024.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.7 million and 0.6 million shares for the three and nine months ended March 31, 2023,

H&R Block, Inc. |Q3 FY2023 Form 10-Q	7

respectively, and 0.3 million and 0.6 million shares for the three and nine months ended March 31, 2022, respectively, as the effect would be antidilutive.
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Net income from continuing operations attributable to shareholders	$646,077	$674,973	$257,847	$335,955
Amounts allocated to participating securities	(2,822)	(3,061)	(1,064)	(1,543)
Net income from continuing operations attributable to common shareholders	$643,255	$671,912	$256,783	$334,412

Basic weighted average common shares	152,281	162,777	155,249	171,481
Potential dilutive shares	3,280	2,835	3,239	2,661
Dilutive weighted average common shares	155,561	165,612	158,488	174,142

Earnings per share from continuing operations attributable to common shareholders:
Basic	$4.22	$4.13	$1.65	$1.95
Diluted	4.14	4.06	1.62	1.92

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – We granted 1.1 million and 1.6 million shares under our stock-based compensation plans during the nine months ended March 31, 2023 and March 31, 2022, respectively. Stock-based compensation expense of our continuing operations totaled $8.9 million and $26.8 million for the three and nine months ended March 31, 2023, respectively, and $6.8 million and $20.0 million for the three and nine months ended March 31, 2022, respectively. As of March 31, 2023, unrecognized compensation cost for stock options totaled $0.2 million, and for nonvested shares and units totaled $56.6 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	March 31, 2023		June 30, 2022
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$13,841	$23,570	$6,194	$22,036
Receivables for U.S. assisted and DIY tax preparation and related fees	104,954	6,477	18,893	2,560
H&R Block's Instant RefundSM receivables	41,537	1,687	3,491	198
H&R Block Emerald Advance® lines of credit	15,976	6,166	6,691	8,825
Software receivables from retailers	8,882	—	3,992	—
Royalties and other receivables from franchisees	42,443	—	3,682	73
Wave payment processing receivables	935	—	1,393	—
Other	20,582	1,365	14,111	1,172
Total	$249,150	$39,265	$58,447	$34,864

8	Q3 FY2023 Form 10-Q| H&R Block, Inc.

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of March 31, 2023 and June 30, 2022, loans with a principal balance more than 90 days past due, or on non-accrual status, are not material.
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
Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by tax return year of origination, as of March 31, 2023 are as follows:

		(in 000s)
Tax return year of origination	Current Balance	More Than 60 Days Past Due
2022	$44,063	$—
2021 and prior	451	451
	44,514	$451
Allowance	(1,290)
Net balance	$43,224

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
Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by fiscal year of origination, as of March 31, 2023 are as follows:

(in 000s)
Fiscal year of origination	Current Balance	Non-Accrual
2023	$33,096	$33,096
2022 and prior	3,757	3,757
Revolving loans	13,318	12,743
	50,171	$49,596
Allowance	(28,029)
Net balance	$22,142

H&R Block, Inc. |Q3 FY2023 Form 10-Q	9

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for our EA and all other short-term and long-term receivables for the nine months ended March 31, 2023 and 2022 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2022	$26,141	$51,126	$77,267
Provision	16,702	32,472	49,174
Charge-offs, recoveries and other	(14,814)	(51,081)	(65,895)
Balances as of March 31, 2023	$28,029	$32,517	$60,546
Balances as of July 1, 2021	$27,704	$60,272	$87,976
Provision	13,797	45,981	59,778
Charge-offs, recoveries and other	(16,377)	(60,343)	(76,720)
Balances as of March 31, 2022	$25,124	$45,910	$71,034

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended March 31, 2023 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2022	$898,698	$(138,297)	$760,401
Acquisitions	23,829	—	23,829
Disposals and foreign currency changes, net	(14,673)	—	(14,673)
Impairments	—	—	—
Balances as of March 31, 2023	$907,854	$(138,297)	$769,557

In conjunction with our annual impairment test, we tested goodwill for impairment during the quarter and did not identify any impairment.

10	Q3 FY2023 Form 10-Q| H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of March 31, 2023:
Reacquired franchise rights	$392,274	$(208,401)	$183,873
Customer relationships	351,427	(295,094)	56,333
Internally-developed software	140,268	(123,125)	17,143
Noncompete agreements	42,575	(39,099)	3,476
Franchise agreements	19,201	(18,348)	853
Purchased technology	122,700	(94,556)	28,144
Trade name	5,800	(2,175)	3,625
	$1,074,245	$(780,798)	$293,447
As of June 30, 2022:
Reacquired franchise rights	$379,114	$(197,068)	$182,046
Customer relationships	331,020	(278,717)	52,303
Internally-developed software	137,638	(107,111)	30,527
Noncompete agreements	41,789	(37,684)	4,105
Franchise agreements	19,201	(17,388)	1,813
Purchased technology	122,700	(87,910)	34,790
Trade name	5,800	(1,740)	4,060
	$1,037,262	$(727,618)	$309,644

We made payments to acquire businesses totaling $47.7 million and $25.5 million during the nine months ended March 31, 2023 and 2022, respectively. The amounts and weighted-average lives of intangible assets acquired during the nine months ended March 31, 2023, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Internally-developed software	$2,822	2
Customer relationships	22,015	5
Reacquired franchise rights	13,460	4
Noncompete agreements	833	5
Total	$39,130	5

Amortization of intangible assets for the three and nine months ended March 31, 2023 was $17.8 million and $54.7 million, respectively, compared to $19.5 million and $58.7 million for the three and nine months ended March 31, 2022, respectively. Estimated amortization of intangible assets for fiscal years ending June 30, 2023, 2024, 2025, 2026, and 2027 is $71.9 million, $55.2 million, $32.6 million, $23.6 million and $17.8 million, respectively.

H&R Block, Inc. |Q3 FY2023 Form 10-Q	11

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	March 31, 2023	June 30, 2022
Senior Notes, 5.250%, due October 2025	$350,000	$350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Debt issuance costs and discounts	(11,543)	(13,124)
Total long-term debt	1,488,457	1,486,876
Less: Current portion	—	—
Long-term portion	$1,488,457	$1,486,876
Estimated fair value of long-term debt	$1,337,000	$1,377,000

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of March 31, 2023.
We had no outstanding balance under our CLOC and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.4 billion of March 31, 2023.
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
We had gross unrecognized tax benefits of $256.3 million and $232.0 million as of March 31, 2023 and June 30, 2022, respectively. The gross unrecognized tax benefits increased by $24.3 million during the nine months ended

12	Q3 FY2023 Form 10-Q| H&R Block, Inc.

March 31, 2023. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $53.5 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various matters currently under examination or in appeals. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 23.3% and 8.1% for the nine months ended March 31, 2023 and 2022, respectively. Discrete items decreased the effective tax rate by 1.3% and 14.4% for the nine months ended March 31, 2023, and 2022, respectively. A discrete income tax benefit of $4.2 million and $52.6 million were recorded in the nine months ended March 31, 2023 and 2022, respectively. The discrete tax benefit recorded in the current period primarily resulted from state statute of limitations expirations. The discrete tax benefit recorded in the prior period primarily resulted from federal and state statute of limitations expirations. The impact discrete tax items have on our tax rate through the third quarter are slightly exaggerated versus the impact discrete tax items have on the full fiscal year tax rate.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the IRS that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $14.6 million and $14.0 million as of March 31, 2023 and June 30, 2022, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $19.9 million and $12.9 million as of March 31, 2023 and June 30, 2022, respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved revolving lines of credit. Our total obligation under these lines of credit was $20.4 million at March 31, 2023, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $9.6 million.
In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the nine months ended March 31, 2023, we received $13.2 million related to these credits and recognized $3.7 million as an offset to related operating expenses. As of March 31, 2023 and June 30, 2022, we had deferred balances of $14.6 million and $5.1 million, respectively, which is recorded in deferred revenue and other current liabilities.
Emerald AdvanceSM lines of credit (EAs) are originated by PathwardTM N.A. (Pathward). We purchase a 90% participation interest, at par, in all EAs originated by Pathward in accordance with our participation agreement. At March 31, 2023, the principal balance of purchased participation interests for the current year totaled $277.9 million.
Refund Advance loans are originated by Pathward and offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by Pathward. We pay fees primarily based on loan size and customer type. We have provided a guarantee up to $18.0 million related to certain loans to clients prior to the IRS accepting electronic filing. At March 31, 2023, we accrued an estimated liability of $0.8 million related to this guarantee, compared to $0.6 million at March 31, 2022.

H&R Block, Inc. |Q3 FY2023 Form 10-Q	13

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of March 31, 2023. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Our total accrued liabilities were $4.0 million and $1.7 million as of March 31, 2023 and June 30, 2022, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of March 31, 2023, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.

14	Q3 FY2023 Form 10-Q| H&R Block, Inc.

At the end of each reporting period, we review relevant information with respect to litigation, arbitration, and other related loss contingencies and update our accruals, disclosures, and estimates of reasonably possible loss or range of loss based on such reviews. Costs incurred with defending matters are expensed as incurred. Any receivable for insurance recoveries is recorded separately from the corresponding liability, and only if recovery is determined to be probable and reasonably estimable.
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
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742). The case is styled The People of the State of California v. HRB Digital LLC, et al. The complaint alleges that H&R Block, Inc. and HRB Digital LLC engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting 4 years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. The City Attorney subsequently dismissed H&R Block, Inc. from the case and amended its complaint to add HRB Tax Group, Inc. We filed a motion for summary judgment, which was denied. A trial date is set for August 14, 2023. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
We have received and are responding to certain governmental inquiries relating to the IRS Free File Program and our DIY tax preparation services. In February 2023, we received a demand and draft complaint from the Federal Trade Commission (FTC) relating to our DIY tax preparation services. The Company has been discussing potential resolution of the matter with the FTC. If we are not able to reach a resolution, the FTC may seek resolution through litigation. We have not concluded that a loss related to these matters is probable, nor have we accrued a liability related to these matters.
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
It is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters and the indeterminate damages sought. If the amount that SCC is ultimately required to pay with respect to loss contingencies, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants also may attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of March 31, 2023, total

H&R Block, Inc. |Q3 FY2023 Form 10-Q	15

approximately $266 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

16	Q3 FY2023 Form 10-Q| H&R Block, Inc.

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended March 31,	2023	2022	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$1,453,049	$1,392,142	$60,907	4.4%
Royalties	150,163	158,786	(8,623)	(5.4)%
DIY tax preparation	167,022	175,184	(8,162)	(4.7)%
Refund Transfers	117,384	132,223	(14,839)	(11.2)%
Peace of Mind® Extended Service Plan	16,750	17,222	(472)	(2.7)%
Tax Identity Shield®	8,720	9,078	(358)	(3.9)%
Other	10,972	10,584	388	3.7%
Total U.S. tax preparation and related services	1,924,060	1,895,219	28,841	1.5%
Financial services:
Emerald Card® and SpruceSM	44,358	50,660	(6,302)	(12.4)%
Interest and fee income on Emerald AdvanceSM	33,750	30,535	3,215	10.5%
Total financial services	78,108	81,195	(3,087)	(3.8)%
International	69,417	65,232	4,185	6.4%
Wave	22,064	20,111	1,953	9.7%
Total revenues	$2,093,649	$2,061,757	$31,892	1.5%
Compensation and benefits:
Field wages	480,779	435,345	(45,434)	(10.4)%
Other wages	73,503	78,584	5,081	6.5%
Benefits and other compensation	100,368	91,051	(9,317)	(10.2)%
	654,650	604,980	(49,670)	(8.2)%
Occupancy	118,111	111,405	(6,706)	(6.0)%
Marketing and advertising	210,508	196,582	(13,926)	(7.1)%
Depreciation and amortization	32,313	36,116	3,803	10.5%
Bad debt	34,273	45,051	10,778	23.9%
Other	179,292	182,258	2,966	1.6%
Total operating expenses	1,229,147	1,176,392	(52,755)	(4.5)%
Other income (expense), net	13,224	238	12,986	**
Interest expense on borrowings	(22,298)	(23,746)	1,448	6.1%
Pretax income	855,428	861,857	(6,429)	(0.7)%
Income taxes	209,351	186,884	(22,467)	(12.0)%
Net income from continuing operations	646,077	674,973	(28,896)	(4.3)%
Net loss from discontinued operations	(2,648)	(1,796)	(852)	(47.4)%
Net income	$643,429	$673,177	$(29,748)	(4.4)%
DILUTED EARNINGS PER SHARE
Continuing operations	$4.14	$4.06	$0.08	2.0%
Discontinued operations	(0.02)	(0.01)	(0.01)	(100.0)%
Consolidated	$4.12	$4.05	$0.07	1.7%
Adjusted diluted EPS(1)	$4.20	$4.11	$0.09	2.2%
EBITDA (1)	$910,039	$921,719	$(11,680)	(1.3)%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. |Q3 FY2023 Form 10-Q	17

Three months ended March 31, 2023 compared to March 31, 2022
Revenues increased $31.9 million, or 1.5%, from the prior year. U.S. assisted tax preparation revenues increased $60.9 million, or 4.4%, due to a 3.7% increase in net average charge combined with higher tax return volumes in the current year. U.S. royalty revenue decreased $8.6 million, or 5.4%, due to lower volumes, partially offset by a higher net average charge in the current year. During the year we purchased franchise offices which results in increasing tax preparation revenues and decreasing royalties as the revenues and returns become company-owned after the acquisition. For the three months ended March 31, our total assisted tax return volume, which includes both company-owned and franchise offices, decreased 2.0% from the prior year.
U.S. DIY tax preparation revenues decreased $8.2 million, or 4.7%, primarily due to lower software sales and a decline in online paid returns during the quarter compared to the prior year. Refund Transfer revenues decreased $14.8 million, or 11.2%, primarily due to fewer Refund Transfers in the current year.
Emerald Card® and SpruceSM revenues decreased $6.3 million, or 12.4%, primarily due to lower card activity in the current year as a result of less funds being loaded to Emerald Cards® in the current year.
Total operating expenses increased $52.8 million, or 4.5%, from the prior year. Field wages increased $45.4 million, or 10.4%, primarily due to higher wages in the current year. Benefits and other compensation increased $9.3 million, or 10.2%, due to higher payroll taxes, employee insurance and stock-based compensation. Occupancy expense increased $6.7 million, or 6.0%, primarily due to higher office repairs and rent. Marketing and advertising expense increased $13.9 million, or 7.1%, due to higher television advertising. Bad debt expense decreased $10.8 million, or 23.9%, due to fewer Refund Transfers compared to the prior year.
Other operating expenses decreased $3.0 million, or 1.6%. The components of other expenses are as follows:

				(in 000s)
Three months ended March 31,	2023	2022	$ Change	% Change
Consulting and outsourced services	$42,130	$46,402	$4,272	9.2%
Bank partner fees	24,778	23,686	(1,092)	(4.6)%
Client claims and refunds	8,787	10,730	1,943	18.1%
Employee and travel expenses	9,906	9,515	(391)	(4.1)%
Technology-related expenses	26,385	26,373	(12)	—%
Credit card/bank charges	34,159	30,770	(3,389)	(11.0)%
Insurance	2,891	4,099	1,208	29.5%
Legal fees and settlements	2,685	7,125	4,440	62.3%
Supplies	15,956	14,243	(1,713)	(12.0)%
Other	11,615	9,315	(2,300)	(24.7)%
	$179,292	$182,258	$2,966	1.6%

Other income (expense), net increased $13.0 million primarily due to income from a legal settlement and interest in the current year.
We recorded an income tax expense of $209.4 million in the current year compared to $186.9 million in the prior year. The effective tax rate for the three months ended March 31, 2023, and 2022 was 24.5% and 21.7%, respectively.
Diluted earnings per share from continuing operations increased 2.0% from the prior year due to fewer shares outstanding from share repurchases, partially offset by lower net income compared to the prior year.

18	Q3 FY2023 Form 10-Q| H&R Block, Inc.

Consolidated - Financial Results		(in 000s, except per share amounts)
Nine months ended March 31,	2023	2022	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$1,530,577	$1,456,594	$73,983	5.1%
Royalties	161,337	169,548	(8,211)	(4.8)%
DIY tax preparation	182,330	188,455	(6,125)	(3.3)%
Refund Transfers	120,210	134,665	(14,455)	(10.7)%
Peace of Mind® Extended Service Plan	58,840	59,373	(533)	(0.9)%
Tax Identity Shield®	19,237	19,431	(194)	(1.0)%
Other	28,845	27,736	1,109	4.0%
Total U.S. tax preparation and related services	2,101,376	2,055,802	45,574	2.2%
Financial services:
Emerald Card® and SpruceSM	68,448	103,748	(35,300)	(34.0)%
Interest and fee income on Emerald AdvanceSM	47,267	43,438	3,829	8.8%
Total financial services	115,715	147,186	(31,471)	(21.4)%
International	156,297	151,464	4,833	3.2%
Wave	66,651	58,745	7,906	13.5%
Total revenues	$2,440,039	$2,413,197	$26,842	1.1%
Compensation and benefits:
Field wages	618,656	561,482	(57,174)	(10.2)%
Other wages	207,786	200,715	(7,071)	(3.5)%
Benefits and other compensation	169,477	146,708	(22,769)	(15.5)%
	995,919	908,905	(87,014)	(9.6)%
Occupancy	316,874	306,523	(10,351)	(3.4)%
Marketing and advertising	236,299	223,796	(12,503)	(5.6)%
Depreciation and amortization	98,660	107,462	8,802	8.2%
Bad debt	57,018	59,760	2,742	4.6%
Other	363,081	373,458	10,377	2.8%
Total operating expenses	2,067,851	1,979,904	(87,947)	(4.4)%
Other income (expense), net	21,020	1,989	19,031	956.8%
Interest expense on borrowings	(57,107)	(69,661)	12,554	18.0%
Pretax income	336,101	365,621	(29,520)	(8.1)%
Income taxes	78,254	29,666	(48,588)	(163.8)%
Net income from continuing operations	257,847	335,955	(78,108)	(23.2)%
Net loss from discontinued operations	(6,418)	(4,984)	(1,434)	(28.8)%
Net income	$251,429	$330,971	$(79,542)	(24.0)%
DILUTED EARNINGS PER SHARE
Continuing operations	$1.62	$1.92	$(0.30)	(15.6)%
Discontinued operations	(0.04)	(0.03)	(0.01)	(33.3)%
Consolidated	$1.58	$1.89	$(0.31)	(16.4)%
Adjusted diluted EPS(1)	$1.80	$2.11	$(0.31)	(14.7)%
EBITDA (1)	$491,868	$542,744	$(50,876)	(9.4)%

(1) All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. |Q3 FY2023 Form 10-Q	19

Nine months ended March 31, 2023 compared to March 31, 2022
Revenues increased $26.8 million, or 1.1%, from the prior year. U.S. assisted tax preparation revenues increased $74.0 million, or 5.1%, due to a 3.4% increase in net average charge combined with higher tax return volumes in the current year. U.S. royalties revenue decreased $8.2 million, or 4.8%, due to lower volumes, partially offset by a higher net average charge in the current year. During the year we purchased franchise offices which results in increasing tax preparation revenues and decreasing royalties as the revenues and returns become company-owned after the acquisition. Through the nine months ended March 31, our total assisted tax return volume, which includes both company-owned and franchise offices, decreased 1.6% from the prior year.
U.S. DIY tax preparation revenues decreased $6.1 million, or 3.3%, primarily due to lower software sales and a decline in online paid returns during the quarter compared to the prior year. Refund Transfer revenues decreased $14.5 million, or 10.7%, due to fewer Refund Transfers in the current year.
Emerald Card® and SpruceSM revenues decreased $35.3 million, or 34.0%, primarily due to higher card activity in the prior year, which is the result of the IRS loading Child Tax Credits monthly to Emerald Cards®.
Wave revenues increased $7.9 million, or 13.5%, due to higher small business payments processing volumes.
Total operating expenses increased $87.9 million, or 4.4%, from the prior year period. Field wages increased $57.2 million, or 10.2%, primarily due to higher wages in the current year. Other wages increased $7.1 million, or 3.5%, due to higher corporate wages in the current year. Benefits and other compensation increased $22.8 million, or 15.5%, due to higher payroll taxes, employee insurance and stock-based compensation. Occupancy expense increased $10.4 million, or 3.4%, primarily due to higher rent and office repairs. Marketing and advertising expense increased $12.5 million, or 5.6%, due to higher television advertising. Depreciation and amortization expense decreased $8.8 million, or 8.2%, due primarily to lower amortization of acquired intangibles.
Other operating expenses decreased $10.4 million, or 2.8%. The components of other expenses are as follows:

				(in 000s)
Nine months ended March 31,	2023	2022	$ Change	% Change
Consulting and outsourced services	$82,635	$99,870	$17,235	17.3%
Bank partner fees	23,981	26,344	2,363	9.0%
Client claims and refunds	21,002	22,945	1,943	8.5%
Employee and travel expenses	30,675	23,222	(7,453)	(32.1)%
Technology-related expenses	76,789	69,998	(6,791)	(9.7)%
Credit card/bank charges	67,682	63,441	(4,241)	(6.7)%
Insurance	6,260	11,780	5,520	46.9%
Legal fees and settlements	7,155	14,227	7,072	49.7%
Supplies	23,291	22,161	(1,130)	(5.1)%
Other	23,611	19,470	(4,141)	(21.3)%
	$363,081	$373,458	$10,377	2.8%

Consulting and outsourced services expense decreased $17.2 million, or 17.3%, due to higher spend in the prior year related to our strategic imperatives, and lower call center volumes and Emerald Card® data processing in the current year. Employee and travel expenses increased $7.5 million, or 32.1%, due to more travel in the current year. Technology-related expenses increased $6.8 million, or 9.7%, due to increased investments in information technology. Legal fees and settlements expense decreased $7.1 million, or 49.7%, due to lower fees in the current year.
Other income (expense), net increased $19.0 million due to higher interest and income from a legal settlement in the current year. Interest expense on borrowings decreased $12.6 million, or 18.0%, due to the repayment of our $500 million 5.500% Senior Notes in May 2022, partially offset by higher interest expense on our CLOC borrowings in the current year.

20	Q3 FY2023 Form 10-Q| H&R Block, Inc.

We recorded income tax expense of $78.3 million in the current year compared to $29.7 million in the prior year. The effective tax rate for the nine months ended March 31, 2023, and 2022 was 23.3% and 8.1%, respectively. See Item 1, note 7 to the consolidated financial statements for additional discussion.
Total U.S. return volume, which includes our assisted and DIY operations, from July 1, 2022 through April 30, 2023 decreased 1.3% compared to the prior year period. Our business is highly seasonal and results for the nine months ended March 31, as well as results for the period ended April 30, may not be indicative of results for the fiscal year ended June 30, 2023.
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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of March 31, 2023 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the nine months ended March 31, 2023 and 2022. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Nine months ended March 31,	2023	2022
Net cash provided by (used in):
Operating activities	$498,386	$373,128
Investing activities	(101,287)	(71,106)
Financing activities	(505,587)	(707,466)
Effects of exchange rates on cash	(7,880)	(1,666)
Net decrease in cash and cash equivalents, including restricted balances	$(116,368)	$(407,110)

Operating Activities. Cash provided by operations totaled $498.4 million for the nine months ended March 31, 2023 compared to $373.1 million in the prior year period. The change is primarily due to the receipt of income tax receivables in the current year, partially offset by a decrease in our net income in the current year.
Investing Activities. Cash used in investing activities totaled $101.3 million for the nine months ended March 31, 2023 compared to $71.1 million in the prior year period. The change is primarily due to higher payments to acquire businesses in the current year.
Financing Activities. Cash used in financing activities totaled $505.6 million for the nine months ended March 31, 2023 compared to $707.5 million in the prior year period. The change is primarily due to higher repurchases of common stock in the prior year.

H&R Block, Inc. |Q3 FY2023 Form 10-Q	21

CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $133.8 million and $143.4 million for the nine months ended March 31, 2023 and 2022, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
In August 2022, the Board of Directors approved a $1.25 billion share repurchase program, effective through fiscal year 2025. During the nine months ended March 31, 2023, we repurchased $350.1 million of our common stock at an average price of $42.86 per share. In the prior year period, we repurchased $550.3 million of our common stock at an average price of $23.84 per share. Our current share repurchase program has remaining authorization of $900.0 million, which is effective through June 2025.
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
    Capital Investment. Capital expenditures totaled $56.7 million and $52.7 million for the nine months ended March 31, 2023 and 2022, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $47.7 million and $25.5 million during the nine months ended March 31, 2023 and 2022, respectively. See Item 1, note 5 for additional information on our acquisitions.
FINANCING RESOURCES – The CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We had no outstanding balance under our CLOC and amounts available to borrow were limited by the debt-to-EBITDA covenant to approximately $1.4 billion as of March 31, 2023.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of March 31, 2023 and June 30, 2022:

As of	March 31, 2023			June 30, 2022
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Positive	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable
Other than described above, there have been no material changes in our borrowings from those reported as of June 30, 2022 in our Annual Report to Shareholders on Form 10-K.
CASH AND OTHER ASSETS – As of March 31, 2023, we held cash and cash equivalents, excluding restricted amounts, of $909.1 million, including $82.8 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of March 31, 2023.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $7.9 million and $1.7 million during the nine months ended March 31, 2023 and 2022, respectively.

22	Q3 FY2023 Form 10-Q| H&R Block, Inc.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – Emerald AdvanceSM lines of credit (EAs) are originated by PathwardTM N.A. (Pathward). We purchase a 90% participation interest, at par, in all EAs originated by Pathward in accordance with our participation agreement. See Item 1, note 4 to the consolidated financial statements for additional information about these balances.
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

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	March 31, 2023	June 30, 2022
Current assets	$43,069	$38,922
Noncurrent assets	1,718,492	1,698,242
Current liabilities	81,271	75,855
Noncurrent liabilities	1,493,576	1,495,732

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Nine months ended March 31, 2023	Twelve months ended June 30, 2022
Total revenues	$137,676	$199,683
Income from continuing operations before income taxes	23,904	44,404
Net income from continuing operations	21,027	41,979
Net income	14,609	35,007

The table above reflects $1.7 billion and $1.6 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of March 31, 2023 and June 30, 2022, respectively.
REGULATORY ENVIRONMENT
As previously disclosed, in 2017 the Consumer Financial Protection Bureau (CFPB) published its final rule regulating certain consumer credit products (Payday Rule), which the CFPB later limited by removing the mandatory underwriting provisions. Certain limited provisions of the Payday Rule became effective in 2018, but most provisions were scheduled to go into effect in 2019. Litigation in a federal district court in Texas had stayed that effective date, but on August 31, 2021 the judge in that litigation ruled in favor of the CFPB. The plaintiffs appealed, and, on October 14, 2021, the United States Court of Appeals for the Fifth Circuit extended the compliance deadline until after the appeal is resolved. On October 19, 2022, the appellate court found that the funding mechanism for the CFPB was unconstitutional and vacated the Payday Rule. On November 14, 2022, the CFPB filed a petition for review with the United States Supreme Court, which the Supreme Court granted on February 27, 2023.
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

H&R Block, Inc. |Q3 FY2023 Form 10-Q	23

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
The following is a reconciliation of net income to EBITDA from continuing operations, which is a non-GAAP financial measure:

				(in 000s)
	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Net income - as reported	$643,429	$673,177	$251,429	$330,971
Discontinued operations, net	2,648	1,796	6,418	4,984
Net income from continuing operations - as reported	646,077	674,973	257,847	335,955
Add back:
Income taxes	209,351	186,884	78,254	29,666
Interest expense	22,298	23,746	57,107	69,661
Depreciation and amortization	32,313	36,116	98,660	107,462
	263,962	246,746	234,021	206,789
EBITDA from continuing operations	$910,039	$921,719	$491,868	$542,744

24	Q3 FY2023 Form 10-Q| H&R Block, Inc.

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Net income from continuing operations - as reported	$646,077	$674,973	$257,847	$335,955
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	13,011	13,979	38,546	43,141
Tax effect of adjustments (1)	(3,190)	(4,545)	(9,198)	(10,102)
Adjusted net income from continuing operations	$655,898	$684,407	$287,195	$368,994
Diluted earnings per share from continuing operations - as reported	$4.14	$4.06	$1.62	$1.92
Adjustments, net of tax	0.06	0.05	0.18	0.19
Adjusted diluted earnings per share from continuing operations	$4.20	$4.11	$1.80	$2.11

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

H&R Block, Inc. |Q3 FY2023 Form 10-Q	25

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

26	Q3 FY2023 Form 10-Q| H&R Block, Inc.

PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported in our June 30, 2022 Annual Report to Shareholders on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended March 31, 2023 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	2	$35.35	—	$900,000
February 1 - February 28	4	$39.44	—	$900,000
March 1 - March 31	—	$—	—	$900,000
	6	$38.27	—

(1)We purchased approximately 6 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)In August 2022, we announced that our Board of Directors approved a $1.25 billion share repurchase program, effective through June 2025.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

H&R Block, Inc. |Q3 FY2023 Form 10-Q	27

ITEM 6.     EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

22	List of Guarantor and Issuer Subsidiaries, filed as Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, file number 1-06089, is incorporated herein by reference.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

28	Q3 FY2023 Form 10-Q| H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
May 9, 2023

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
May 9, 2023

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
May 9, 2023

H&R Block, Inc. |Q3 FY2023 Form 10-Q	29