Form 10-K
period 2023-06-30
H&R BLOCK INC
filed 2023-08-17
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☑
The aggregate market value of the registrant's Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on December 30, 2022, was $5,496,269,711.
Number of shares of the registrant's Common Stock, without par value, outstanding on July 31, 2023: 146,996,414.
Documents incorporated by reference
The definitive proxy statement for the registrant's 2023 Annual Meeting of Shareholders, to be filed no later than 120 days after June 30, 2023, is incorporated by reference in Part III to the extent described therein.

2023 FORM 10-K AND ANNUAL REPORT

INTRODUCTION
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc., to H&R Block, Inc. and its subsidiaries, or to H&R Block, Inc.'s operating subsidiaries, as appropriate to the context.
Specified portions of our proxy statement are "incorporated by reference" in response to certain items. Our proxy statement will be made available to shareholders no later than 120 days after June 30, 2023, and will also be available on our website at www.hrblock.com.
FORWARD-LOOKING STATEMENTS
This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or variation of words such as "expects," "anticipates," "intends," "plans," "believes," "commits," "seeks," "estimates," "projects," "forecasts," "targets," "would," "will," "should," "could," "may" or other similar expressions. Forward-looking statements provide management's current expectations or predictions of future conditions, events or results. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. They may include estimates of revenues, client trajectory, income, effective tax rate, earnings per share, cost savings, capital expenditures, dividends, share repurchases, liquidity, capital structure, market share, industry volumes or other financial items, descriptions of management's plans or objectives for future operations, services or products, or descriptions of assumptions underlying any of the above. They may also include the expected impact of external events beyond the Company's control, such as outbreaks of infectious disease (including the coronavirus (COVID-19) pandemic), severe weather events, natural or manmade disasters, or changes in the regulatory environment in which we operate.
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

H&R Block, Inc. | 2023 Form 10-K	1

PART I
ITEM 1. BUSINESS
OVERVIEW
H&R Block provides help and inspires confidence in its clients and communities everywhere through global tax preparation services, financial products, and small business solutions. We blend digital innovation with human expertise and care to help people get the best outcome at tax time and also be better with money by using our mobile banking app, Spruce℠.
H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri. A complete list of our subsidiaries as of June 30, 2023 can be found in Exhibit 21.

During fiscal year 2023, we prepared
20.1 million U.S. tax returns(1)
which contributed to our consolidated revenues of
$3.5 billion,
net income from continuing operations of
$561.8 million,
EBITDA(2) from continuing operations of
$914.7 million,
and diluted EPS from continuing operations of
$3.56 per share.
We repurchased
14.6 million shares of our common stock,
and declared dividends of
$1.16 per share,
which was an increase of
$0.08, or 7.4%, per share from the prior year.
(1) U.S. Tax returns prepared includes tax returns prepared in U.S. company and franchise office locations, virtually, and through our DIY solutions.
(2) See "Non-GAAP Financial Information" in Item 7 for a reconciliation of non-GAAP measures.

2	2023 Form 10-K | H&R Block, Inc.

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

Small Business
During fiscal year 2023 small business assisted tax improved client satisfaction metrics, and continued to focus on helping small business clients beyond tax. We launched an entity formation tool to allow small business customers to take advantage of benefits that may come from incorporating, and while early, our bookkeeping and payroll services are gaining traction. Wave is our one-stop money management platform for small business owners. Our top two priorities at Wave are accelerating revenue growth and driving long term profitability.

Financial Products
In January 2023, we introduced SpruceSM, our mobile banking platform, to our assisted clients for the first time. Since the launch of SpruceSM through June 30, 2023, we have had 300 thousand signups and $334 million dollars in customer deposits. SpruceSM is committed to helping clients be better with money, and we are seeing progress towards that goal. During the year, we launched new features enabling clients to easily set up direct deposit within the app with just a few clicks and build healthy spending habits. Thousands of clients have engaged with the tools within the app, and feedback indicates that features give them the visibility and control they have been missing in their financial lives. From here, we are working to improve how we acquire clients both in and out of the tax season.

Block Experience
Block Experience is all about blending technology and digital tools with human expertise and care to serve clients however they want to be served: fully virtual to fully in person and everything in between. We have been successful in driving digital adoption by leveraging the MyBlock app features such as uploading documents, approving returns online, and utilizing virtual chat. This year, more than 30% of assisted clients used a virtual tool during their tax preparation experience within our company-owned offices.

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

Fiscal 2023 Revenues
Financial products and services, 4%
Wave, 3%
International, 7%
U.S. tax preparation related services, 9%
U.S. Royalties, 6%
U.S. tax preparation, 71%

H&R Block, Inc. | 2023 Form 10-K	3

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
Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a tax return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that the client would otherwise not have been required to pay.
We offer franchises as a way to expand our presence in certain geographic areas. In the U.S., our franchisees pay us approximately 30% of gross tax return preparation and related service revenues as a franchise royalty.
OTHER OFFERINGS
During fiscal year 2023, we also offered U.S. clients a number of additional services, including Refund Transfers (RT), our Peace of Mind® Extended Service Plan (POM), H&R Block Emerald Prepaid Mastercard® (Emerald Card®), H&R Block Emerald Advance® Lines of Credit (EA), Tax Identity Shield® (TIS), Refund Advances (RA), and small business financial solutions. For our Canadian clients, we also offer POM, H&R Block's Instant RefundSM, H&R Block Pay With Refund®, and small business financial solutions.
Refund Transfers. RTs enable clients to receive their tax refunds by their chosen method of disbursement and include a feature enabling clients to deduct tax preparation and related fees from their tax refunds. Depending on circumstances, clients may choose to receive their RT proceeds by a load to their Emerald Card®, a deposit to their Spruce Spending Account, by receiving a check or by direct deposit to an existing account. RTs are available to U.S. clients and are frequently obtained by those who: (1) do not have bank accounts into which the Internal Revenue Service (IRS) can direct deposit their refunds; (2) like the convenience and benefits of a temporary account for receipt of their refund; and/or (3) prefer to have their tax preparation fees paid directly out of their refunds. RTs are offered through our relationship with our bank partner. We offer a similar program, H&R Block Pay With Refund®, to our Canadian clients through a Canadian chartered bank.
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
H&R Block Emerald Prepaid Mastercard®. The Emerald Card® enables clients to receive their tax refunds from the IRS directly on a prepaid debit card, or to direct RT, EA or RA proceeds to the card. The card can be used for everyday purchases, bill payments and ATM withdrawals anywhere Debit Mastercard® (Mastercard is a registered trademark of Mastercard International Incorporated) is accepted. Additional funds can be added to the card year-round, such as through direct deposit or at participating retail reload providers, and the Emerald Card® can be added to clients' mobile wallets. We distribute the Emerald Card® issued by our bank partner.
H&R Block Emerald Advance® Lines of Credit. EAs are lines of credit offered to clients in our offices, from mid-November through mid-January, in amounts up to $1,000. If the borrower meets certain criteria as agreed in the loan terms, the line of credit can be utilized year-round. In addition to the required monthly payments, borrowers

4	2023 Form 10-K | H&R Block, Inc.

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
Refund Advance Loans. RAs are interest-free loans offered by our bank partner, which are available to eligible U.S. assisted clients in company-owned and participating franchise locations, including virtual clients. In tax season 2023, RAs were offered in amounts of $250, $500, $750, $1,250 and $3,500, based on client eligibility as determined by our bank partner.
H&R Block's Instant RefundSM. Our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), for a fee. The fee charged for this service is mandated by federal legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund amount is then sent by the CRA directly to us.
Small Business Financial Solutions. Our Block Advisors certified tax professionals provide small businesses with financial expertise in taxes, bookkeeping and payroll through our office network. Wave provides small business owners with an online solution to manage their finances, including payment processing, payroll and bookkeeping services.
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
We are one of the largest providers of tax return preparation solutions and electronic filing services in the U.S., Canada, and Australia with 23.4 million returns filed by or through H&R Block in fiscal year 2023.
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
Associates. We had approximately 4,000 regular full-time associates as of June 30, 2023. Our business is dependent on the availability of a seasonal workforce, including tax professionals, and our ability to hire, train, and supervise these associates. The highest number of persons we employed during the fiscal year ended June 30, 2023, including seasonal associates, was approximately 74,400.

H&R Block, Inc. | 2023 Form 10-K	5

Associate Engagement. We administer an annual survey to all associates to better understand their levels of engagement and identify areas where we can improve. In previous years, we compared our scores against a global benchmark, which is the average of thousands of companies. This year we aspirationally changed our benchmark from the global benchmark to the top 25th percentile of the global benchmark to challenge our associates and leaders and to yield reports that are easier for leaders to identify opportunities to take action. Across the company, over half of culture and engagement questions measured were at or above the top 25th percentile of the global benchmark. We are pleased with our overall employee satisfaction score which continues on an upward trend. This year, individual leaders at all levels have begun formally creating and monitoring culture and engagement-related goals to continue our upward trajectory.
Compensation and Benefits. Our compensation programs are designed to attract and retain top talent that act boldly, demand high standards, crave tough problems and value winning as a team. Our equitable and comprehensive benefits offerings provide access to benefits to help both regular and seasonal associates plan for the health and security of their families. H&R Block provides comprehensive medical insurance to our associates, and extends the opportunity for medical insurance to our seasonal workforce who satisfy the eligibility guidelines of the Affordable Care Act. Subject to meeting eligibility requirements, associates can also choose to participate in the H&R Block Retirement Savings Plan 401(k) and Employee Stock Purchase Plan.
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
Diversity, Inclusion and Belonging. We continually evaluate our management approaches to improving diversity and inclusion, which includes looking at how we can provide a sense of belonging in the workplace for our associates. We believe taking care of our associates significantly increases their job satisfaction and is instrumental to the company’s ongoing success. We materialized these efforts through our Belonging@Block program which is a council of associates from multiple departments across the organization with the responsibility to represent and improve our diverse and inclusive culture. We have continued to grow our membership in diversity and inclusion groups focusing on LGBTQ+, neurodiversity, young professionals, veterans, women, and Black associates. We have also extended our diversity and inclusion efforts to support supplier diversity, enhancement of our Racial Equity Action Plan, and the development of a program that supports technology talent diversity. We also remain committed to building a Connected Culture—one in which trust, care, and connections are how we work together as we continue to create an environment where everyone feels safe to bring their authentic self to work every day and feels like they belong as part of a larger team. Our people are the number one enabler for living our Purpose and we value our associates by offering various talent development opportunities, tax training and support, and regularly assessing compensation policies and data to ensure pay equity. To thank our associates and protect against heightened stress, burnout, and uncertainty, we have implemented ‘The Annual Reboot,’ a paid week of time off offered during the first week of July to disconnect and recharge. Because of our efforts to foster a culture of belonging, we are consistently recognized as a top employer in many different categories.
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

6	2023 Form 10-K | H&R Block, Inc.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Jeffrey J. Jones II, 55, became our President and Chief Executive Officer in October 2017 and was our President and Chief Executive Officer-Designate from August 2017 to October 2017. Before joining the Company, he served as the President of Ridesharing at Uber Technologies, Inc. from October 2016 until March 2017. He also served as the Executive Vice President and Chief Marketing Officer of Target Corporation from April 2012 until September 2016.

Tony G. Bowen, 48, became our Chief Financial Officer in May 2016. Prior to that, he served as our Vice President, U.S. Tax Services Finance from May 2013 through April 2016.

Kellie J. Logerwell, 53, became our Chief Accounting Officer in July 2016. Prior to that, she served as our Vice President of Corporate and Field Accounting from December 2014 until July 2016 and as our Assistant Controller from December 2010 until December 2014.

Dara S. Redler, 56, became our Chief Legal Officer in January 2022. Prior to joining the Company, she served as General Counsel and Corporate Secretary for Tilray, Inc. from January 2019 until September 2021. She also held various legal roles of increasing responsibility with The Coca-Cola Company from September 2001 until December 2018.

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
Information contained on our website does not constitute any part of this report.

H&R Block, Inc. | 2023 Form 10-K	7

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
STRATEGIC AND INDUSTRY RISKS
Changes in applicable tax laws have had, and may in the future have, a negative impact on the demand for and pricing of our services. Government changes in tax filing or IRS processes may adversely affect our business and our consolidated financial position, results of operations, and cash flows.
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
In addition, there are various initiatives from time to time seeking to simplify the tax return preparation filing process or otherwise modify IRS processes. Taxing authorities in various federal, state, local, and foreign jurisdictions in which we operate have also introduced measures seeking to simplify or otherwise modify the preparation and filing of tax returns or the issuance of refunds in their respective jurisdictions. For example, from time to time, U.S. federal and state governments have considered various proposals through which the respective governmental taxing authorities would use taxpayer information provided by employers, financial institutions, and other payers to "pre-populate," prepare and calculate tax returns and distribute them to taxpayers. There are various initiatives from time to time seeking to expedite, reduce, or change the timing of refunds, which could reduce the demand for certain of our services or financial products.
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

8	2023 Form 10-K | H&R Block, Inc.

Increased competition for clients could adversely affect our current market share and profitability, and we may not be effective in achieving our strategic and operating objectives.
We face substantial competition throughout our businesses. All categories in the tax return preparation industry are highly competitive, and additional competitors have entered, and in the future may enter, the market to provide tax preparation services or products. In the assisted tax services category, there are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Commercial tax return preparers are highly competitive with regard to price and service. In DIY and virtual, options include various forms of digital electronic assistance, including online and mobile applications, and desktop software, all of which we offer. Our DIY and virtual services and products compete with a number of online and software companies, primarily on price and functionality. Individual tax filers may elect to change their tax preparation method, choosing from among various assisted, DIY, and virtual offerings.
Our Block Horizons strategy is focused on small businesses, financial products and the tax client experience. While we believe that our strategic objectives reflect opportunities that are appropriate and achievable, it is possible that our objectives may not deliver projected long-term growth in revenue and profitability due to competition, inadequate execution, incorrect assumptions, sub-optimal resource allocation, or other reasons, including any of the other risks described in this “Risk Factors” section. If we are unable to realize the desired benefits from our business strategy, our ability to compete across our business and our consolidated financial position, results of operations, and cash flows could be adversely affected.
Technology advances quickly and in new and unexpected ways, and it is difficult to predict the manner in which these changes will impact the tax return preparation industry, the problems we may encounter in enhancing our services and products, or the time and resources we may need to devote to the creation, support, and maintenance of technological enhancements. In addition, new technologies, such as those related to artificial intelligence, machine learning, automation, and algorithms, may have unexpected consequences, which may be due to their limitations, potential manipulation or unintended uses, or our failure to use or implement them effectively. If we are slow to enhance our services, products, or technologies, if our competitors are able to achieve results more quickly than us, if there are new and unexpected entrants into the industry, or if there are new technologies available that provide products or services that compete with ours, we may fail to capture, or lose, a significant share of the market.
Additionally, we and many other tax return preparation firms compete by offering one or more of RTs, prepaid cards, RAs, other financial services and products, and other tax-related services and products, many of which are subject to regulatory scrutiny, litigation, and other risks. From time to time we may make changes to certain of our services and products and we can make no assurances that we will be able to offer, or that we will continue to offer, all of these services and products. Any such changes to our services or products or any failure to continue offering such services and products could negatively impact our financial results and ability to compete. Intense competition could result in a reduction of our market share, lower revenues, lower margins, and lower profitability. In addition, we face intense competition with our small business solutions. We may be unsuccessful in competing with other providers, which may diminish our revenue and profitability, and harm our ability to acquire and retain clients.
Offers of free services or products could adversely affect our revenues and profitability.
U.S. federal, state, and foreign governmental authorities in certain jurisdictions in which we operate currently offer, or facilitate the offering of, tax return preparation and electronic filing options to taxpayers at no charge, and certain volunteer organizations also prepare tax returns at no charge for low-income taxpayers. In addition, many of our competitors offer certain tax preparation services and products, and other financial services and products, at no charge. Government tax authorities, volunteer organizations, our competitors, and potential new market entrants may also elect to implement or expand free offerings in the future. Free File, Inc., which operates under an agreement that is currently set to expire in October 2025, is currently the sole means through which the IRS offers free DIY tax software to taxpayers, however the IRS is not prohibited from offering competing services. For example, in May 2023, the IRS announced that it is beginning a limited pilot project to evaluate customer support and technology needs related to a direct online tax filing system, and is also evaluating the IRS’s ability to overcome the potential operational challenges associated with such a system. As a result of this or other programs,

H&R Block, Inc. | 2023 Form 10-K	9

the federal government could become our direct competitor, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
Unfavorable changes in economic conditions, which are typically beyond our control, including without limitation, inflation, slowing growth, rising interest rates, recession, changes in the political climate, war (including, but not limited to, the conflict between Russia and Ukraine), supply chain or labor market disruptions, banking or financial market disruptions, or other adverse changes, could negatively affect our business and financial condition. Difficult economic conditions are frequently characterized by high unemployment levels and declining consumer and business spending. These poor economic conditions may negatively affect demand and pricing for our services and products. In the event of difficult economic conditions that include high unemployment levels, especially within the client segments we serve, clients may elect not to file tax returns or utilize lower cost preparation and filing alternatives.
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
Governmental authorities in jurisdictions in which we operate have taken action, and may in the future take additional action, in an attempt to combat identity theft or other fraud, which may require changes to our systems and business practices, or those of third parties on which we rely, that cannot be anticipated. These actions may have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Furthermore, as fraudulent activity becomes more pervasive and sophisticated, we may implement fraud detection and prevention measures that could make it less convenient for legitimate clients to obtain and use our

10	2023 Form 10-K | H&R Block, Inc.

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

H&R Block, Inc. | 2023 Form 10-K	11

return filings, or (2) distributing tax refunds or other amounts to clients may result in processing delays by us or applicable taxing authorities.
Certain of our financial products are dependent on the IRS following the client’s directions to direct deposit the tax refund. If the IRS disregards this direction, and sends the tax refund via check, then it could result in a loss of tax preparation and financial product revenue, negative publicity, and client dissatisfaction. In addition, any delays in launching new financial service or product offerings, or technical or other issues associated with the launch, could cause a loss of clients or client dissatisfaction, especially if such issues occur during the tax season.
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
Historically, we have contracted, and in the future we will likely continue to contract, with a single vendor or a limited number of vendors to provide certain key services or products for our tax, financial, and other services and products. A few examples of this type of reliance are our relationships with Fidelity National Information Services, Inc. (FIS), Galileo Financial Technologies, LLC, or similar vendors, for data processing and card production services, Pathward, for the issuance of RTs, EAs RAs, Emerald Cards, and Spruce accounts, and Microsoft Corporation, for cloud computing services and artificial intelligence technology. In certain instances, we are vulnerable to vendor error, service inefficiencies, data breaches, service interruptions, or service delays, and such issues by our key vendors in providing services to or for us could result in material losses for us due to the nature of the services being provided or our contractual relationships with our vendors. If any material adverse event were to affect one of our key vendors or if we are no longer able to contract with our key vendors for any reason, we may be forced to find an alternative provider for these critical services. It may not be possible to find a replacement vendor on terms that are acceptable to us or at all.
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
Our business is highly seasonal, with the substantial portion of our revenue earned from February through April in a typical year. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us, including (1) cash and resource management during the remainder of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season, (2) responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season, (3) disruptions, delays, or extensions in a tax season, including those caused by pandemics, such as the COVID-19 outbreak, or severe weather, (4) client dissatisfaction issues or negative social media campaigns, which may not be timely discovered or satisfactorily addressed, and (5) ensuring optimal uninterrupted operations and service delivery during the tax season, which may be disrupted by natural or manmade disasters, extreme weather conditions, pandemics, or other catastrophic events. If we experience

12	2023 Form 10-K | H&R Block, Inc.

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
We may be unable to attract and retain key personnel or fully control or accurately predict our labor costs.
Our business depends on our ability to attract, develop, motivate, and retain key personnel in a timely manner, including members of our executive team and those in seasonal tax preparation positions (which may be required on short notice during any extended tax season or to serve extended filers) or with other required specialized expertise, such as technical positions (including with respect to cybersecurity, artificial intelligence, and machine learning). The market for such personnel is extremely competitive, and there can be no assurance that we will be successful in our efforts to attract and retain the required qualified personnel within necessary timeframes, or at expected cost levels. As the global labor market continues to evolve as a result of the COVID-19 pandemic and other changes, our current and prospective key personnel may seek new or different opportunities based on pay levels, benefits, or remote work flexibility that are different from what we offer, or may determine to leave the workforce, making it difficult to attract and retain them. If we are unable to attract, develop, motivate, and retain key personnel, our business, operations, and financial results could be negatively impacted. In addition, if our costs of labor or related costs increase, if new or revised labor laws, rules, or regulations are adopted or implemented that impact our seasonal workforce and increase our labor costs, or if our labor costs are unpredictable due to tax season fluctuations or otherwise, there could be a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Our business depends on our strong reputation and the value of our brands.
Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future services and products and is an important element in attracting new clients. In addition, our franchisees operate their businesses under our brands. Adverse publicity (whether or not justified) relating to events or activities involving or attributed to us, our franchisees, employees, vendors, or agents or our services or products, which may be enhanced due to the nature of social media, may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our services and products and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of our brands.
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

H&R Block, Inc. | 2023 Form 10-K	13

of distance, language, and cultural differences; (3) profit repatriation restrictions, and fluctuations in foreign currency exchange rates; (4) geopolitical events, including acts of war and terrorism, and economic and political instability; (5) compliance with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and other applicable foreign anti-corruption laws; (6) compliance with U.S. and international laws and regulations, including those concerning privacy and data protection and retention; and (7) risks related to other government regulation or required compliance with local laws. These risks inherent in international operations and expansion could prevent us from expanding into other international markets or increase our costs of doing business internationally and could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
During March 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic, and the impacts of the pandemic have been felt since that time. Since the beginning of the pandemic, jurisdictions in which we operate have from time-to-time imposed various restrictions on our business. Notwithstanding our efforts to address the impacts of the COVID-19 pandemic, or a variant thereof, on our business, there is no certainty that the measures we implemented, or may implement in the future, are or will be sufficient to mitigate the risks posed by COVID-19, a variant thereof, or another infectious disease. Alleged failures in this regard could result in negative impacts, including regulatory investigations, claims, legal actions, harm to our reputation and brands, fines, penalties, and other damages.
As a result of the COVID-19 pandemic, the IRS and substantially all U.S. states extended the filing deadline in consecutive tax seasons for 2019 and 2020 individual income tax returns. These extensions impacted the typical seasonality of our business and the comparability of our financial results. In the event of a resurgence of COVID-19 or the outbreak of another infectious disease, Treasury, the IRS, and state or foreign officials may determine to extend future tax deadlines or take other actions, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows in future years.
The extent to which the COVID-19 pandemic or another outbreak impacts our business, operations, and financial results going forward will depend on numerous evolving factors that we may not be able to accurately predict. The resurgence of COVID-19 or a variant thereof or a new global or national outbreak of another highly infectious or contagious disease, the requirements to take action to help limit the spread of illness, and the other risks described above may further impact our ability to carry out our business and may materially adversely impact global economic conditions, our business, results of operations, cash flows, and financial condition.
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

14	2023 Form 10-K | H&R Block, Inc.

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
Numerous jurisdictions have passed, and may in the future pass, new laws related to the collection, use, and retention of consumer or employee information and this area continues to be an area of interest for U.S. federal, state, and foreign governmental authorities. For example, the State of California adopted the California Consumer Privacy Act (CCPA), which became effective January 1, 2020, as amended by the California Privacy Rights Act (CPRA) on January 1, 2023. Subject to certain exceptions, these laws impose new requirements on how businesses collect, process, manage, and retain certain personal information of California residents and provide California residents with various rights regarding personal information collected by a business. In addition, certain states have adopted comprehensive privacy laws, and other jurisdictions have adopted or may in the future adopt their own, different privacy laws. These laws may contain different requirements or may be interpreted and applied inconsistently from jurisdiction to jurisdiction. Our current privacy and data protection policies and practices may not be consistent with all of those requirements, interpretations, or applications. In addition, changes in U.S. federal and state regulatory requirements, as well as requirements imposed by governmental authorities in foreign jurisdictions in which we operate, could result in more stringent requirements and a need to change business practices, including the types of information we can use and the manner in which we can use such information. Establishing systems and processes, or making changes to our existing policies, to achieve compliance with these complex and evolving requirements may increase our costs or limit our ability to pursue certain business opportunities. There can be no assurance that we will successfully comply in all circumstances. We are, and may in the future be, subject to regulatory investigations, claims and legal actions related to the collection, use, sharing, and/or retention of information, which could lead to further inquiries, further legal actions, other regulatory or legislative actions, harm to our reputation and brands, fines, penalties, and other damages.
We have incurred, and may continue to incur, significant expenses to comply with existing or future privacy and data security standards and protocols imposed by law, regulation, industry standards or contractual obligations.
A security breach of our systems, or third-party systems on which we rely, resulting in unauthorized access to personal information of our clients or employees or other sensitive, nonpublic information, may adversely affect the demand for our services and products, our reputation, and financial performance.
We offer a range of services and products to our clients, including tax return preparation solutions, financial services and products, and small business solutions through our company-owned or franchise offices and online. Due to the nature of these services and products, we use multiple digital technologies to collect, transmit, and store high volumes of client personal information. We also collect, use, and retain other sensitive, nonpublic information, such as employee social security numbers, healthcare information, and payroll information, as well as confidential, nonpublic business information. Certain third parties and vendors have access to personal information to help deliver client benefits, services and products, or may host certain of our and our clients’ sensitive and personal information and data. Information security risks continue to increase due in part to the increased adoption of and reliance upon digital technologies by companies and consumers. Our risk and exposure to these matters remain heightened due to a variety of factors including, among other things, (1) the evolving nature of these threats and related regulation, (2) the increased activity and sophistication of hostile foreign governments, organized crime, cyber criminals, and hackers that may initiate cyberattacks against us or third-party systems on which we rely, (3) the prominence of our brand, (4) our and our franchisees' extensive office footprint, (5) our plans to continue to implement strategies for our online and mobile applications and our desktop software, (6) our use of third-party vendors, (7) our use of certain new technologies, such as artificial intelligence and

H&R Block, Inc. | 2023 Form 10-K	15

machine learning, and (8) the usage of remote working arrangements by our associates, franchisees, and third-party vendors, which significantly expanded due to the COVID-19 pandemic.
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
Although we use security and business controls to limit access to and use of personal information and expend significant resources to maintain multiple levels of protection to address or otherwise mitigate the risk of a security breach, such measures cannot provide absolute security. We regularly test our systems to discover and address potential vulnerabilities, and we rely on training and testing of our employees regarding heightened phishing and social engineering threats. We also conduct certain background checks on our employees, as allowed by law. Due to the structure of our business model, we also rely on our franchisees, vendors, and other private and governmental third parties to maintain secure systems and respond to cybersecurity risks. Where appropriate, we impose certain requirements and controls on these third parties, but it is possible that they may not appropriately employ these controls or that such controls (or their own separate requirements and controls) may be insufficient to protect personal information.
Cybersecurity and the continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a top priority for us. As risks and regulations continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate information security vulnerabilities. Notwithstanding these efforts, there can be no assurance that a security breach, intrusion, or loss or theft of personal information will not occur. In addition, the techniques used to obtain unauthorized access change frequently, become more sophisticated, and are often difficult to detect until after a successful attack, causing us to be unable to anticipate these techniques or implement adequate preventive measures in all cases.
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
A security breach or other unauthorized access to our systems, or third-party systems on which we rely, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

16	2023 Form 10-K | H&R Block, Inc.

prohibit or allege "unfair, deceptive, or abusive" acts and practices. It is difficult to predict how currently proposed or new regulations may impact the financial products we offer.
The CFPB and other federal or state regulators may examine, investigate, and take enforcement actions against our subsidiaries that offer consumer financial services and products, as well as financial institutions and other third parties upon which our subsidiaries rely to provide consumer financial services and products. State regulators also have certain authority in enforcing and promulgating financial consumer protection laws, the results of which could be (i) states issuing new and broader financial consumer protection laws, some of which could be more comprehensive than existing U.S. federal regulations, or (ii) state attorneys general bringing actions to enforce federal consumer protection laws.
Currently proposed or new federal and state laws and regulations, or expanded interpretations of current laws and regulations, may require changes to the financial products we offer, our services or contracts, and this could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
Given the nature of our businesses, we are subject to various additional federal, state, local, and foreign laws and regulations, including, without limitation, in the areas of labor, immigration, marketing and advertising, consumer protection, financial services and products, payment processing, privacy and data security, anti-competition, environmental, health and safety, insurance, and healthcare. There have been significant new or proposed regulations and/or heightened focus by the government and others in some of these areas, including, for example, privacy and data security, climate change, interchange fees, consumer financial services and products, endorsements and testimonials, telemarketing, web and wireless marketing technologies, restrictive covenants, and labor, including overtime and exemption regulations, state and local laws on minimum wage, worker classification, and other labor-related issues. In addition, as we continue to incorporate additional or emerging technologies into our business, such as in the areas of artificial intelligence and machine learning, we may become subject to increased government regulation or regulatory scrutiny.

H&R Block, Inc. | 2023 Form 10-K	17

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
We have been named and, in the future will likely continue to be named, in various legal actions, including class or representative actions, individual or mass arbitrations, actions or inquiries by state attorneys general and other regulators, and other litigation arising in connection with our various business activities, including relating to our various service and product offerings. For example, as previously reported, we are subject to litigation and have received and are responding to certain governmental inquiries relating to the IRS Free File program and our DIY tax preparation services. These inquiries include, among other things, requests for information and subpoenas from various regulators and state attorneys general. We cannot predict whether these legal actions could lead to further inquiries, further litigation, fines, injunctions or other regulatory or legislative actions or impacts on our brand, reputation and business. See discussion in Item 8, note 12 to the consolidated financial statements for additional information.
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

18	2023 Form 10-K | H&R Block, Inc.

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
We need liquidity sufficient to fund payments of dividends on our common stock and repurchases of our common stock. In addition, holders of our common stock are only entitled to receive such dividends, and the Company may only repurchase shares, as our Board of Directors may authorize out of funds legally available for such payments. Due to the seasonal nature of our business and the fact that our business is not asset-intensive, we have had, and are likely to continue to have, a negative net worth under U.S. generally accepted accounting principles (GAAP) at various times throughout the year. Therefore, the payment of dividends or stock repurchases at such times would cause us to further increase that GAAP negative net worth.
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

H&R Block, Inc. | 2023 Form 10-K	19

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
Although SCC ceased its mortgage loan origination activities in December 2007 and sold its loan servicing business in April 2008, SCC has been and may in the future be, subject to loss contingencies, including indemnification and contribution claims, pertaining to SCC's mortgage business activities that occurred prior to such termination and sale. If the amount that SCC is ultimately required to pay with respect to these claims, together with related administration and legal expense, exceeds its net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants have also attempted, and may in the future attempt, to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of June 30, 2023, total approximately $262 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS – H&R Block's common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On July 31, 2023, there were 12,788 shareholders of record and the closing stock price on the NYSE was $33.61 per share.

20	2023 Form 10-K | H&R Block, Inc.

DIVIDENDS – Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER – A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2023 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May be Purchased Under the Plans or Programs (2)
April 1 – April 30	1	$35.24	—	$900,000
May 1 - May 31	3,024	$30.09	3,015	$809,310
June 1 - June 30	3,536	$31.66	3,452	$700,000
	6,561	$30.94	6,467

(1)We purchased approximately 94 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)In August 2022, we announced that our Board of Directors approved a $1.25 billion share repurchase program, effective through June 2025.
PERFORMANCE GRAPH – The following graph compares the cumulative five-year total return provided to shareholders of H&R Block, Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index and a selected peer group. We previously used a self-selected peer group that consisted of the compensation peer group disclosed in our proxy statement. Beginning in fiscal year 2023, we are using the S&P 400 Consumer Services Industry index as the included industry or line-of-business index. We believe using an index will provide more consistency than the compensation peer group disclosed in our proxy statement that is selected on an annual basis.
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on June 30, 2018, and its relative performance is tracked through June 30, 2023.
Note:    The Current Year Peer Group is the S&P 400 Consumer Services Industry Index. The Prior Year Peer Group includes the following companies: ACI Worldwide Inc., Equifax Inc., Euronet Worldwide, Inc., Gartner, Inc., Genpact Limited, Global Payments Inc., Insperity, Inc., Intuit Inc., Jack Henry & Associates, Inc., Paychex, Inc., TransUnion, TriNet Group, Inc., Unisys Corporation, The Western Union Company, WEX Inc, and Workday, Inc.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

H&R Block, Inc. | 2023 Form 10-K	21

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
This year's tax filing season was expected to return to normal with the pandemic largely behind us, no new federal programs, a large number of stimulus filers having left the industry in the prior year, and strong employment. Generally, tax return volume was expected to increase compared to the prior year, however, the industry volume declined year over year due to more stimulus filers not returning and the tax deadline being extended in certain states due to natural disasters.
In fiscal year 2023, revenue increased $8.9 million over the prior year, despite the decline in industry volume. U.S. assisted tax preparation revenues were higher $72.5 million primarily due to an increase in net average charge. Lower Emerald Card® revenues, which is the result of the discontinuance of prior year federal programs, and lower Refund Transfer volume partially offset this increase. Operating expenses increased $5.1 million primarily due to higher labor costs, which was partially offset by lower consulting and outsourced services expenses. Higher interest income and lower interest expense on borrowings resulted in an increase in income from continuing operations before income taxes of $52.1 million, or 7.9%. Income tax expense increased $51.0 million, or 51.8%, due to a higher effective tax rate in the current year. Net income from continuing operations of $561.8 million increased $1.2 million from the prior year.

Fiscal Year 2023 Compared to Fiscal Year 2022

Revenues		Operating Expenses		Net Income from Continuing Operations
$3.47B	0.3%	$2.72B	0.2%	$561.8M		0.2%

Diluted EPS from Continuing Operations			EBITDA(1) from Continuing Operations
$3.56	Reported:	9.2%	$914.7M		2.8%

$3.82	Adjusted(1):	8.8%

(1) See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.
Fiscal Year End
On June 9, 2021, the Board of Directors approved a change in the Company's fiscal year end from April 30 to June 30. The Company's transition period was from May 1, 2021 to June 30, 2021 (Transition Period).

22	2023 Form 10-K | H&R Block, Inc.

Consolidated – Financial Results			(in 000s, except per share amounts)
Year ended June 30,	2023	2022	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$2,167,138	$2,094,612	$72,526	3.5%
Royalties	210,631	225,242	(14,611)	(6.5)%
DIY tax preparation	314,758	319,086	(4,328)	(1.4)%
Refund Transfers	143,310	162,893	(19,583)	(12.0)%
Peace of Mind® Extended Service Plan	95,181	94,637	544	0.6%
Tax Identity Shield®	38,265	39,114	(849)	(2.2)%
Other	45,252	45,961	(709)	(1.5)%
Total U.S. tax preparation and related services	3,014,535	2,981,545	32,990	1.1%
Financial services:
Emerald Card® and SpruceSM	84,651	125,444	(40,793)	(32.5)%
Interest and fee income on Emerald AdvanceSM	47,554	43,981	3,573	8.1%
Total financial services	132,205	169,425	(37,220)	(22.0)%
International	235,131	231,335	3,796	1.6%
Wave	90,314	80,965	9,349	11.5%
Total revenues	$3,472,185	$3,463,270	$8,915	0.3%
Compensation and benefits:
Field wages	841,742	808,903	(32,839)	(4.1)%
Other wages	273,850	284,689	10,839	3.8%
Benefits and other compensation	220,530	206,902	(13,628)	(6.6)%
	1,336,122	1,300,494	(35,628)	(2.7)%
Occupancy	428,167	413,162	(15,005)	(3.6)%
Marketing and advertising	286,255	284,244	(2,011)	(0.7)%
Depreciation and amortization	130,501	142,178	11,677	8.2%
Bad debt	60,401	71,778	11,377	15.9%
Other	482,041	506,517	24,476	4.8%
Total operating expenses	2,723,487	2,718,373	(5,114)	(0.2)%
Other income (expense), net	35,492	2,454	33,038	1,346.3%
Interest expense on borrowings	(72,978)	(88,282)	15,304	17.3%
Income from continuing operations before income taxes	711,212	659,069	52,143	7.9%
Income taxes	149,412	98,423	(50,989)	(51.8)%
Net income from continuing operations	561,800	560,646	1,154	0.2%
Net loss from discontinued operations	(8,100)	(6,972)	(1,128)	(16.2)%
Net income	$553,700	$553,674	$26	—%
DILUTED EARNINGS PER SHARE:
Continuing operations	$3.56	$3.26	$0.30	9.2%
Discontinued operations	(0.05)	(0.04)	(0.01)	(25.0)%
Consolidated	$3.51	$3.22	$0.29	9.0%
Adjusted diluted EPS(1)	$3.82	$3.51	$0.31	8.8%
EBITDA(1)	$914,691	$889,529	$25,162	2.8%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | 2023 Form 10-K	23

FISCAL YEAR 2023 COMPARED TO FISCAL YEAR 2022
Revenues increased $8.9 million, or 0.3%, from the prior year. U.S. assisted tax preparation revenues increased $72.5 million, or 3.5%, due to a 4.0% increase in net average charge, partially offset by lower tax return volumes in the current year. U.S. royalties revenue decreased $14.6 million, or 6.5%, due to lower volumes, partially offset by a higher net average charge in the current year. During the year we purchased franchise offices which results in increasing tax preparation revenues and decreasing royalties as the revenues and returns become company-owned after the acquisition. Through the year ended June 30, 2023, our total assisted tax return volume, which includes both company-owned and franchise offices, decreased 3.2% from the prior year.
U.S. DIY tax preparation revenues decreased $4.3 million, or 1.4%, due to a decline in online paid returns and lower software sales in the current year. Refund Transfer revenues decreased $19.6 million, or 12.0%, due to fewer Refund Transfers in the current year.
Emerald Card® and SpruceSM revenues decreased $40.8 million, or 32.5%, primarily due to higher Emerald Card® activity in the prior year, which was the result of the IRS loading Child Tax Credits monthly to Emerald Cards® and lower Refund Transfer volume in the current year. Wave revenues increased $9.3 million, or 11.5%, due to higher small business payments processing volumes.
Total operating expenses increased $5.1 million, or 0.2%, from the prior year. Field wages increased $32.8 million, or 4.1%, primarily due to higher wages in the current year. Other wages decreased $10.8 million, or 3.8%, due to lower corporate bonuses in the current year. Benefits and other compensation increased $13.6 million, or 6.6%, due to higher payroll taxes and employee insurance.
Occupancy expense increased $15.0 million or 3.6%, primarily due to higher rent and office repairs. Depreciation and amortization expense decreased $11.7 million, or 8.2%, due primarily to lower amortization of acquired intangibles. Bad debt expense decreased $11.4 million, or 15.9%, primarily due to fewer Refund Transfers and lower bad debt rates compared to the prior year.
Other operating expenses decreased $24.5 million, or 4.8%. The components of other expenses are as follows:

				(in 000s)
Year ended June 30,	2023	2022	$ Change	% Change
Consulting and outsourced services	$109,120	$136,397	$27,277	20.0%
Bank partner fees	24,108	26,648	2,540	9.5%
Client claims and refunds	29,484	31,814	2,330	7.3%
Employee and travel expenses	39,262	31,714	(7,548)	(23.8)%
Technology-related expenses	102,753	97,934	(4,819)	(4.9)%
Credit card/bank charges	96,074	90,209	(5,865)	(6.5)%
Insurance	8,806	15,224	6,418	42.2%
Legal fees and settlements	12,058	19,625	7,567	38.6%
Supplies	29,278	28,846	(432)	(1.5)%
Other	31,098	28,106	(2,992)	(10.6)%
	$482,041	$506,517	$24,476	4.8%

Consulting and outsourced services expense decreased $27.3 million, or 20.0%, due to higher spend in the prior year related to our strategic imperatives, and lower call center volumes and Emerald Card® data processing in the current year. Employee and travel expenses increased $7.5 million, or 23.8%, due to more travel in the current year. Insurance expense decreased $6.4 million, or 42.2%, due to due to favorable developments in insurance loss reserves. Legal fees and settlements expense decreased $7.6 million, or 38.6%, due to lower fees in the current year.
Other income (expense), net increased $33.0 million primarily due to higher interest income and income from a legal settlement in the current year. Interest expense on borrowings decreased $15.3 million, or 17.3%, due to the repayment of our $500 million 5.500% Senior Notes in May 2022, partially offset by higher interest expense on our CLOC borrowings in the current year.

24	2023 Form 10-K | H&R Block, Inc.

We recorded income tax expense of $149.4 million in the current year compared to $98.4 million in the prior year. The increase is due to higher pretax income and effective tax rate in the current year. The effective tax rate for the year ended June 30, 2023, and 2022 was 21.0% and 14.9%, respectively. See Item 8, note 9 to the consolidated financial statements for additional discussion.
See the discussion of loss contingencies related to our discontinued operations in Item 1A, Risk Factors and in Item 8, note 12 to the consolidated financial statements.
YEAR ENDED APRIL 30, 2021 COMPARED TO YEAR ENDED APRIL 30, 2020
The comparison of the year ended April 30, 2021 to April 30, 2020 has been omitted from this Form 10-K, but can be found in our Form 10-K for the fiscal year ended June 30, 2022, filed on August 16, 2022.
TWO MONTHS ENDED JUNE 30, 2021 COMPARED TO TWO MONTHS ENDED JUNE 30, 2020
The comparison of the two months ended June 30, 2021 to the two months ended June 30, 2020 has been omitted from this Form 10-K, but can be found in our Form 10-K for the fiscal year ended June 30, 2022, filed on August 16, 2022.
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
Given the likely availability of a number of liquidity options discussed herein, we believe that in the absence of any unexpected developments, our existing sources of capital as of June 30, 2023 are sufficient to meet our future operating and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for fiscal year 2023 and 2022. See Item 8 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Year ended June 30,	2023	2022
Net cash provided by (used in):
Operating activities	$821,841	$808,537
Investing activities	(101,389)	(76,541)
Financing activities	(750,992)	(1,257,346)
Effects of exchange rates on cash	(4,857)	(8,101)
Net decrease in cash and cash equivalents, including restricted balances	$(35,397)	$(533,451)

    Operating Activities. Cash provided by operating activities totaled $821.8 million for the year ended June 30, 2023 compared to $808.5 million in the prior year period. The change is primarily due to the receipt of income tax receivables in the current year, partially offset by lower bonus accruals in the current year.
    Investing Activities. Cash used in investing activities totaled $101.4 million for the year ended June 30, 2023 compared to $76.5 million for the prior year period. The increase is primarily due to higher payments to acquire businesses and capital expenditures in the current year.

H&R Block, Inc. | 2023 Form 10-K	25

    Financing Activities. Cash used in financing activities totaled $751.0 million for the year ended June 30, 2023 compared to $1.3 billion for the prior year period. The change is primarily due to repayment of our $500 million 5.500% Senior Notes in the prior year.
    CASH REQUIREMENTS –
    Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
    We have consistently paid quarterly dividends. Dividends paid totaled $177.9 million and $186.5 million in the years ended June 30, 2023 and 2022, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
In August 2022, the Board of Directors approved a $1.25 billion share repurchase program, effective through fiscal year 2025. During the year ended June 30, 2023, we repurchased $550.2 million of our common stock at an average price of $37.59 per share. In the prior year, we repurchased $550.3 million of our common stock at an average price of $23.84 per share. Our share repurchase program has remaining authorization of $700.0 million which is effective through fiscal year 2025.
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
The following table summarizes our shares outstanding, shares repurchased, and annual dividends per share:

(in 000s, except per share amounts)
	Year ended June 30, 2023	Year ended June 30, 2022	Two months ended June 30, 2021 (Transition Period)	Year ended April 30, 2021	Year ended April 30, 2020
Shares outstanding	146,150	159,930	181,813	181,466	192,475
Shares repurchased	14,635	23,085	—	11,551	10,130
Dividends declared per share	$1.16	$1.08	$0.27	$1.04	$1.04
    Capital Investment. Capital expenditures totaled $69.7 million and $62.0 million for the years ended June 30, 2023 and 2022, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchise and competitor businesses totaling $48.2 million and $35.9 million during the years ended June 30, 2023 and 2022, respectively. See Item 8, note 6 for additional information on our acquisitions.
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
    FINANCING RESOURCES – Our CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with our CLOC covenants as of June 30, 2023. As of June 30, 2023, amounts available to borrow under the CLOC were not limited by the debt-to-EBITDA covenant. We had no balance outstanding under our CLOC as of June 30, 2023.
    See Item 8, note 7 to the consolidated financial statements for discussion of our CLOC and Senior Notes.

26	2023 Form 10-K | H&R Block, Inc.

The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of June 30, 2023 and 2022:

As of	June 30, 2023			June 30, 2022
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Positive	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable
CASH AND OTHER ASSETS – As of June 30, 2023, we held cash and cash equivalents, excluding restricted amounts, of $987.0 million, including $293.4 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of June 30, 2023.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $4.9 million and $8.1 million during the years ended June 30, 2023 and 2022, respectively.
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

SUMMARIZED BALANCE SHEET	(in 000s)
As of June 30, 2023	GUARANTOR AND ISSUER

Current assets	$37,407
Noncurrent assets	1,725,234
Current liabilities	78,259
Noncurrent liabilities	1,494,010

SUMMARIZED STATEMENTS OF OPERATIONS	(in 000s)
Year ended June 30, 2023	GUARANTOR AND ISSUER

Total revenues	$160,236
Income from continuing operations before income taxes	40,285
Net income from continuing operations	31,713
Net income	23,613

The table above reflects $1.7 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries.

H&R Block, Inc. | 2023 Form 10-K	27

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
Sensitivity of Estimate to Change. It is reasonably possible that pending or future litigation and other related loss contingencies may vary from the amounts accrued. Our estimate of the aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a liability has not been accrued but we believe a loss is reasonably possible. This aggregate range represents only those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. As of June 30, 2023, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, was not material.
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
Assumptions and Approach Used. Differences between a tax position taken or expected to be taken in our tax returns and the amount of benefit recorded in our financial statements result in unrecognized tax benefits. Unrecognized tax benefits are recorded in the balance sheet as either a liability or reductions to recorded tax assets as applicable. Our uncertain tax positions arise from items such as apportionment of income for state purposes, transfer pricing, and the deductibility of intercompany transactions. We evaluate each uncertain tax

28	2023 Form 10-K | H&R Block, Inc.

position based on its technical merits. For each position, we consider all applicable information including relevant tax laws, the taxing authorities' potential position, our tax return position, and the possible settlement outcomes to determine the amount of liability to record. In making this determination, we assume the tax authority has all relevant information at its disposal.
Sensitivity of Estimate to Change. Our assessment of the technical merits and measurement of tax benefits associated with uncertain tax positions is subject to a high degree of judgment and estimation. Actual results may differ from our current judgments due to a variety of factors, including changes in law, interpretations of law by taxing authorities that differ from our assessments, changes in the jurisdictions in which we operate and results of routine tax examinations. We believe we have adequately provided for any reasonably foreseeable outcomes related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate on a quarterly basis.
A schedule of changes in our uncertain tax positions during the last three years is included in Item 8, note 9 to the consolidated financial statements.
GOODWILL –
Nature of Estimates Required. We test goodwill for impairment annually in the third quarter or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. Our goodwill impairment analysis utilizes both income and market approaches, which includes revenue and expense forecasts, changes in working capital and selection of a discount rate, all of which are highly subjective.
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

H&R Block, Inc. | 2023 Form 10-K	29

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
From time to time, we receive inquiries from governmental authorities regarding the applicability of laws to our services and products and other matters relating to our business. We cannot predict what effect future laws, changes in interpretations of existing laws or the results of future governmental inquiries with respect to services and products or other matters relating to our business may have on our consolidated financial position, results of operations and cash flows. We have received certain governmental inquiries related to the IRS Free File Program and our DIY tax preparation services. We may also be subject to future inquiries or other proceedings regarding these programs or other aspects of our business. Regulatory inquiries may result in us incurring additional expense, diversion of management's attention, adverse judgments, settlements, fines, penalties, injunctions or other relief. See additional discussion of legal matters in Item 8, note 12 to the consolidated financial statements.
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

30	2023 Form 10-K | H&R Block, Inc.

The following is a reconciliation of net income to EBITDA from continuing operations, which is a non-GAAP financial measure:

(in 000s)
Year ended	June 30, 2023	June 30, 2022
Net income - as reported	$553,700	$553,674
Discontinued operations, net	8,100	6,972
Net income from continuing operations - as reported	561,800	560,646
Add back:
Income taxes	149,412	98,423
Interest expense	72,978	88,282
Depreciation and amortization	130,501	142,178
	352,891	328,883
EBITDA from continuing operations	$914,691	$889,529

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

(in 000s, except per share amounts)
Year ended	June 30, 2023	June 30, 2022

Net income from continuing operations - as reported	$561,800	$560,646

Adjustments:
Amortization of intangibles related to acquisitions (pretax)	51,411	56,292
Tax effect of adjustments(1)	(10,797)	(13,358)
Adjusted net income from continuing operations	$602,414	$603,580

Diluted earnings per share from continuing operations - as reported	$3.56	$3.26
Adjustments, net of tax	0.26	0.25
Adjusted diluted earnings per share from continuing operations	$3.82	$3.51

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
Our cash equivalents are primarily held for liquidity purposes and are comprised of high quality, short-term investments, including money market funds and U.S. Treasuries. Because our cash and cash equivalents have a short maturity, our portfolio's market value is relatively insensitive to interest rate changes.
Interest expense on our CLOC borrowings is determined based on short-term interest rates. As our CLOC borrowings are generally seasonal, interest rate risk typically increases during the months of November through March. We had no outstanding balance on our CLOC as of June 30, 2023.
Our long-term debt as of June 30, 2023, consists primarily of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings until these notes mature or are refinanced. The interest we pay on our Senior Notes is fixed and is subject to adjustment based upon our credit ratings. See Item 8, note 7 to the consolidated financial statements.
FOREIGN EXCHANGE RATE RISK
Our operations in international markets are exposed to movements in currency exchange rates. The currencies primarily involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign

H&R Block, Inc. | 2023 Form 10-K	31

subsidiaries are translated into U.S. dollars at exchange rates at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders' equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $4.9 million and $8.1 million during the years ended June 30, 2023 and 2022, respectively. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income for the years ended June 30, 2023 and 2022 by $3.8 million and $2.8 million, respectively, and cash balances, excluding restricted balances, as of June 30, 2023 and 2022 by $13.0 million and $18.5 million, respectively.
We generally use foreign exchange forward contracts to mitigate foreign currency exchange rate risk for loans we advance to our Canadian operations. We had no forward contracts outstanding at June 30, 2023 or 2022.

32	2023 Form 10-K | H&R Block, Inc.

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
Deloitte & Touche LLP audited our consolidated financial statements for the fiscal years ended June 30, 2023 and 2022, the two months ended June 30, 2021 (Transition Period), and for the fiscal year ended April 30, 2021. The audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework, as of June 30, 2023.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO, using the 2013 framework. The Company's external auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ Jeffrey J. Jones II	/s/ Tony G. Bowen
Jeffrey J. Jones II	Tony G. Bowen
President and Chief Executive Officer	Chief Financial Officer

H&R Block, Inc. | 2023 Form 10-K	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of H&R Block, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the "Company") as of June 30, 2023, and June 30, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows, for the years ended June 30, 2023, and June 30, 2022, the two months ended June 30, 2021 (Transition Period) and the year ended April 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and June 30, 2022, and the results of its operations and its cash flows for the years ended June 30, 2023 and June 30, 2022, the two months ended June 30, 2021 (Transition Period) and the year ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
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

34	2023 Form 10-K | H&R Block, Inc.

possible settlement outcomes to determine the amount of liability to record. The Company’s unrecognized tax benefits as of June 30, 2023, were $240 million.
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
•We tested the effectiveness of controls over management’s evaluation and determination of uncertain tax positions. This evaluation includes management’s assessment of tax positions taken by the Company on its tax returns, including transfer pricing terms and conditions, and the related recorded amounts for uncertain tax positions
•With the assistance of our income tax specialists, we evaluated the Company’s transfer pricing methodologies and performed the following:
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

/s/ Deloitte & Touche LLP
Kansas City, Missouri
August 17, 2023

We have served as the Company's auditor since 2007.

H&R Block, Inc. | 2023 Form 10-K	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of H&R Block, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023, of the Company and our report dated August 17, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Kansas City, Missouri
August 17, 2023

36	2023 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME			(in 000s, except per share amounts)
	Year Ended June 30, 2023	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021

REVENUES:
Service revenues	$3,156,921	$3,134,686	$427,575	$3,067,223
Royalty, product and other revenues	315,264	328,584	38,531	346,764
	3,472,185	3,463,270	466,106	3,413,987
OPERATING EXPENSES:
Costs of revenues	1,923,452	1,881,262	232,763	1,842,092
Selling, general and administrative	800,035	837,111	98,988	802,268
Total operating expenses	2,723,487	2,718,373	331,751	2,644,360

Other income (expense), net	35,492	2,454	672	5,979
Interest expense on borrowings	(72,978)	(88,282)	(14,032)	(106,870)
Income from continuing operations before income taxes	711,212	659,069	120,995	668,736
Income taxes	149,412	98,423	29,876	78,524
Net income from continuing operations	561,800	560,646	91,119	590,212
Net loss from discontinued operations, net of tax benefits of $2,423, $2,093, $451 and $3,883	(8,100)	(6,972)	(1,509)	(6,421)
NET INCOME	$553,700	$553,674	$89,610	$583,791
BASIC EARNINGS PER SHARE:
Continuing operations	$3.63	$3.31	$0.50	$3.15
Discontinued operations	(0.05)	(0.04)	(0.01)	(0.04)
Consolidated	$3.58	$3.27	$0.49	$3.11
DILUTED EARNINGS PER SHARE:
Continuing operations	$3.56	$3.26	$0.49	$3.11
Discontinued operations	(0.05)	(0.04)	(0.01)	(0.03)
Consolidated	$3.51	$3.22	$0.48	$3.08
COMPREHENSIVE INCOME:
Net income	$553,700	$553,674	$89,610	$583,791
Change in foreign currency translation adjustments	(15,454)	(21,733)	(4,698)	56,362
Other comprehensive income (loss)	(15,454)	(21,733)	(4,698)	56,362
Comprehensive income	$538,246	$531,941	$84,912	$640,153

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2023 Form 10-K	37

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of	June 30, 2023	June 30, 2022
ASSETS
Cash and cash equivalents	$986,975	$885,015
Cash and cash equivalents - restricted	28,341	165,698
Receivables, less allowance for credit losses of $55,502 and $65,351	59,987	58,447
Income taxes receivable	35,910	202,838
Prepaid expenses and other current assets	76,273	72,460
Total current assets	1,187,486	1,384,458
Property and equipment, at cost, less accumulated depreciation and amortization of $846,177 and $857,468	130,015	123,912
Operating lease right of use asset	438,299	427,783
Intangible assets, net	277,043	309,644
Goodwill	775,453	760,401
Deferred tax assets and income taxes receivable	211,391	208,948
Other noncurrent assets	52,571	54,012
Total assets	$3,072,258	$3,269,158
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$159,901	$160,929
Accrued salaries, wages and payroll taxes	95,154	154,764
Accrued income taxes and reserves for uncertain tax positions	271,800	280,115
Operating lease liabilities	205,391	206,898
Deferred revenue and other current liabilities	206,536	196,107
Total current liabilities	938,782	998,813
Long-term debt	1,488,974	1,486,876
Deferred tax liabilities and reserves for uncertain tax positions	264,567	226,362
Operating lease liabilities	240,543	228,820
Deferred revenue and other noncurrent liabilities	107,328	116,656
Total liabilities	3,040,194	3,057,527
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 178,935,578 and 193,571,309	1,789	1,936
Additional paid-in capital	770,376	772,182
Accumulated other comprehensive loss	(37,099)	(21,645)
Retained earnings (deficit)	(48,677)	120,405
Less treasury shares, at cost, of 32,785,658 and 33,640,988	(654,325)	(661,247)
Total stockholders' equity	32,064	211,631
Total liabilities and stockholders' equity	$3,072,258	$3,269,158

See accompanying notes to consolidated financial statements.

38	2023 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS				(in 000s)
	Year Ended June 30, 2023	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$553,700	$553,674	$89,610	$583,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,501	142,178	24,586	156,852
Provision for credit losses	52,290	66,807	4,617	73,451
Deferred taxes	49,579	(53,352)	22,926	(22,583)
Stock-based compensation	31,326	34,252	4,700	28,271
Changes in assets and liabilities, net of acquisitions:
Receivables	(57,244)	(37,889)	108,470	(150,933)
Prepaid expenses, other current and noncurrent assets	(7,011)	(1,944)	26,753	(49,498)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(67,627)	(19,645)	(186,754)	150,635
Deferred revenue, other current and noncurrent liabilities	(4,773)	7,342	(15,809)	(1,160)
Income tax receivables, accrued income taxes and income tax reserves	144,164	118,713	(43,476)	(138,152)
Other, net	(3,064)	(1,599)	(797)	(4,746)
Net cash provided by operating activities	821,841	808,537	34,826	625,928
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(69,698)	(61,955)	(5,188)	(52,792)
Payments made for business acquisitions, net of cash acquired	(48,246)	(35,920)	(846)	(15,576)
Franchise loans funded	(21,633)	(18,467)	(135)	(26,917)
Payments from franchisees	27,350	30,899	8,634	41,215
Other, net	10,838	8,902	1,227	8,547
Net cash provided by (used in) investing activities	(101,389)	(76,541)	3,692	(45,523)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(970,000)	(705,000)	—	(3,275,000)
Proceeds from line of credit borrowings	970,000	705,000	—	1,275,000
Repayments of long-term debt	—	(500,000)	—	(650,000)
Proceeds from issuance of long-term debt	—	—	494,435	647,965
Dividends paid	(177,925)	(186,476)	—	(195,068)
Repurchase of common stock, including shares surrendered	(568,952)	(563,174)	(4,633)	(191,294)
Proceeds from exercise of stock options	3,383	6,334	308	2,140
Other, net	(7,498)	(14,030)	(5,584)	(22,566)
Net cash provided by (used in) financing activities	(750,992)	(1,257,346)	484,526	(2,408,823)

Effects of exchange rate changes on cash	(4,857)	(8,101)	(1,800)	18,318
Net increase (decrease) in cash and cash equivalents, including restricted balances	(35,397)	(533,451)	521,244	(1,810,100)
Cash, cash equivalents and restricted cash, beginning of the period	1,050,713	1,584,164	1,062,920	2,873,020
Cash, cash equivalents and restricted cash, end of the period	$1,015,316	$1,050,713	$1,584,164	$1,062,920
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid (received), net	$(45,539)	$31,689	$52,149	$236,459
Interest paid on borrowings	69,554	81,960	14,317	103,855
Accrued additions to property and equipment	2,238	4,315	2,085	1,643
Accrued dividends payable to common shareholders	42,953	43,093	48,998	—

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2023 Form 10-K	39

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of May 1, 2020	228,207	$2,282	$775,387	$(51,576)	$42,965	(35,731)	$(698,017)	$71,041
Net income	—	—	—	—	583,791	—	—	583,791
Other comprehensive income	—	—	—	56,362	—	—	—	56,362
Stock-based compensation	—	—	26,138	—	—	—	—	26,138
Stock-based awards exercised or vested	—	—	(11,417)	—	(1,900)	755	14,748	1,431
Acquisition of treasury shares(2)	—	—	—	—	—	(214)	(3,081)	(3,081)
Repurchase and retirement of common shares	(11,551)	(115)	(6,816)	—	(181,282)	—	—	(188,213)
Cash dividends declared - $1.04 per share	—	—	—	—	(195,068)	—	—	(195,068)
Balances as of April 30, 2021	216,656	$2,167	$783,292	$4,786	$248,506	(35,190)	$(686,350)	$352,401
Net income	—	—	—	—	89,610	—	—	89,610
Other comprehensive loss	—	—	—	(4,698)	—	—	—	(4,698)
Stock-based compensation	—	—	4,285	—	—	—	—	4,285
Stock-based awards exercised or vested	—	—	(8,112)	—	(2,424)	545	10,627	91
Acquisition of treasury shares(2)	—	—	—	—	—	(197)	(4,633)	(4,633)
Cash dividends declared - $0.27 per share	—	—	—	—	(48,998)	—	—	(48,998)
Balances as of June 30, 2021	216,656	$2,167	$779,465	$88	$286,694	(34,842)	$(680,356)	$388,058
Net income	—	—	—	—	553,674	—	—	553,674
Other comprehensive loss	—	—	—	(21,733)	—	—	—	(21,733)
Stock-based compensation	—	—	28,189	—	—	—	—	28,189
Stock-based awards exercised or vested	—	—	(21,622)	—	(3,126)	1,634	31,937	7,189
Acquisition of treasury shares(2)	—	—	—	—	—	(433)	(12,828)	(12,828)
Repurchase and retirement of common shares	(23,085)	(231)	(13,850)	—	(536,265)	—	—	(550,346)
Cash dividends declared - $1.08 per share	—	—	—	—	(180,572)	—	—	(180,572)
Balances as of June 30, 2022	193,571	$1,936	$772,182	$(21,645)	$120,405	(33,641)	$(661,247)	$211,631
Net income	—	—	—	—	553,700	—	—	553,700
Other comprehensive loss	—	—	—	(15,454)	—	—	—	(15,454)
Stock-based compensation	—	—	27,086	—	—	—	—	27,086
Stock-based awards exercised or vested	—	—	(20,258)	—	(1,899)	1,298	25,656	3,499
Acquisition of treasury shares(2)	—	—	—	—	—	(443)	(18,734)	(18,734)
Repurchase and retirement of common shares	(14,635)	(147)	(8,634)	—	(543,098)	—	—	(551,879)
Cash dividends declared - $1.16 per share	—	—	—	—	(177,785)	—	—	(177,785)
Balances as of June 30, 2023	178,936	$1,789	$770,376	$(37,099)	$(48,677)	(32,786)	$(654,325)	$32,064

(1) The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2)    Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
    See accompanying notes to consolidated financial statements.

40	2023 Form 10-K | H&R Block, Inc.

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
CASH AND CASH EQUIVALENTS – All non-restricted highly liquid instruments maturing within three months at acquisition are considered to be cash equivalents.
Outstanding checks in excess of funds on deposit (book overdrafts) included in accounts payable totaled $3.3 million and $2.7 million as of June 30, 2023 and 2022, respectively.
CASH AND CASH EQUIVALENTS – RESTRICTED – Cash and cash equivalents – restricted consists primarily of cash held by our captive insurance subsidiary that is expected to be used to pay claims.
RECEIVABLES AND RELATED ALLOWANCES – Our trade receivables consist primarily of accounts receivable from tax clients for tax return preparation and related fees. The allowance for credit losses for these receivables requires management's judgment regarding collectibility and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Losses from tax clients for tax return preparation and related fees are not specifically identified and charged off; instead they are evaluated on a pooled basis. At the end of the fiscal year the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent tax seasons. We establish an allowance for credit losses at an amount that we believe reflects the receivable at net realizable value. In December of each year we charge-off the receivables to an amount we believe represents the net realizable value.

H&R Block, Inc. | 2023 Form 10-K	41

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
FOREIGN CURRENCY – The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in net income, but are recorded as a separate component of other comprehensive income in stockholders' equity. Foreign currency gains and losses included in operating results for fiscal years ended June 30, 2023, June 30, 2022, April 30, 2021 and the Transition Period were not material.
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

42	2023 Form 10-K | H&R Block, Inc.

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
▪Cash and cash equivalents, including restricted – Fair value approximates the carrying amount (Level 1).
▪Receivables, net – short-term – For short-term balances the carrying values reported in the balance sheet approximate fair market value due to the relative short-term nature of the respective instruments (Level 1).
▪Receivables, net – long-term – The carrying values for the long-term portion of loans to franchisees approximate fair market value due to variable interest rates, low historical delinquency rates and franchise territories serving as collateral (Level 1). Long-term EA, Refund Transfer (RT) and Instant Refund receivables are carried at net realizable value which approximates fair value (Level 3). Net realizable value is determined based on historical and projected collection rates.
▪Long-term debt – The fair value of our Senior Notes is based on quotes from multiple banks (Level 2). See note 7 for fair value.
▪Contingent consideration – Fair value approximates the carrying amount (Level 3). See note 10 for the carrying amount.
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
Service revenues consist of assisted and online tax preparation revenues, fees for electronic filing, revenues from RTs, Emerald Card®, Peace of Mind® (POM), Tax Identity Shield® (TIS) and Wave.
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
Refund Transfer revenues are recognized when the Internal Revenue Service (IRS) filing acknowledgment is received and the bank account is established at our bank partner, PathwardTM, N.A. (Pathward), a wholly-owned subsidiary of Pathward Financial, Inc.

H&R Block, Inc. | 2023 Form 10-K	43

Emerald Card® and SpruceSM revenues consist of interchange income from the use of debit cards and fees paid by cardholders. Interchange income is a fee paid by merchants to our bank partner through the interchange network. Revenues associated with Emerald Card® and SpruceSM are recognized based on authorization of cardholder transactions.
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
MARKETING AND ADVERTISING – Advertising costs for radio and television ads are expensed over the course of the tax season, with online, print and mailing advertising expensed as incurred. Marketing and advertising expenses totaled $286.3 million, $284.2 million and $262.0 million for fiscal years ended June 30, 2023, June 30, 2022 and April 30, 2021, respectively, and $11.9 million for the Transition Period.
EMPLOYEE BENEFIT PLANS – We have a 401(k) defined contribution plan in the U.S., and similar plans internationally, covering eligible full-time and seasonal employees following the completion of an eligibility period. Employer contributions to these plans are discretionary and totaled $25.6 million, $25.1 million and $26.6 million for continuing operations for fiscal years ended June 30, 2023, June 30, 2022 and April 30, 2021, respectively, and $3.4 million for the Transition Period.
We have severance plans covering executives and eligible regular full-time or part-time active employees who incur a qualifying termination. Expenses related to severance benefits for continuing operations totaled $6.9 million, $2.6 million and $8.4 million for fiscal years ended June 30, 2023, June 30, 2022 and April 30, 2021, respectively, and $1.2 million for the Transition Period.

44	2023 Form 10-K | H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. tax services business. The following table disaggregates our U.S. revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

				(in 000s)
	Year Ended June 30, 2023	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021

Revenues:
U.S. assisted tax preparation	$2,167,138	$2,094,612	$259,527	$2,035,107
U.S. royalties	210,631	225,242	29,659	226,253
U.S. DIY tax preparation	314,758	319,086	76,106	313,055
Refund Transfers	143,310	162,893	14,269	163,329
Peace of Mind® Extended Service Plan	95,181	94,637	20,231	98,882
Tax Identity Shield®	38,265	39,114	3,928	40,624
Emerald Card® and SpruceSM	84,651	125,444	19,193	136,717
Interest and fee income on Emerald AdvanceSM	47,554	43,981	299	53,430
International	235,131	231,335	22,071	249,868
Wave	90,314	80,965	12,481	58,277
Other	45,252	45,961	8,342	38,445
Total revenues	$3,472,185	$3,463,270	$466,106	$3,413,987

Changes in the balances of deferred revenue for POM are as follows:

				(in 000s)
	POM Deferred Revenue
	Year Ended June 30, 2023	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021

Balance, beginning of the period	$173,486	$172,759	$183,871	$183,685
Amounts deferred	103,136	110,679	12,464	115,114
Amounts recognized on previous deferrals	(109,365)	(109,952)	(23,576)	(114,928)
Balance, end of the period	$167,257	$173,486	$172,759	$183,871

Changes in the balances of deferred wages for POM are as follows:

				(in 000s)
	POM Deferred Wages
	Year Ended June 30, 2023	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021

Balance, beginning of the period	$19,495	$17,867	$20,169	$21,618
Amounts deferred	14,247	12,668	8	11,367
Amounts recognized on previous deferrals	(11,914)	(11,040)	(2,310)	(12,816)
Balance, end of the period	$21,828	$19,495	$17,867	$20,169

As of June 30, 2023, deferred revenue related to POM was $167.3 million. We expect that $99.9 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years. POM deferred revenues are included in deferred revenue and other liabilities in the consolidated balance sheets. POM deferred wages are included in prepaid expenses and other current assets and other noncurrent assets.
As of June 30, 2023 and 2022, TIS deferred revenue was $25.2 million and $25.8 million, respectively. The related liabilities are included in deferred revenue and other current liabilities in the consolidated balance sheets. All deferred revenue related to TIS as of June 30, 2023 will be recognized by April 2024.

H&R Block, Inc. | 2023 Form 10-K	45

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
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Year Ended June 30, 2023	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021

Net income from continuing operations attributable to shareholders	$561,800	$560,646	$91,119	$590,212
Amounts allocated to participating securities	(2,272)	(2,468)	(402)	(2,413)
Net income from continuing operations attributable to common shareholders	$559,528	$558,178	$90,717	$587,799

Basic weighted average common shares	154,044	168,519	181,473	186,832
Potential dilutive shares	3,204	2,916	3,389	1,945
Dilutive weighted average common shares	157,248	171,435	184,862	188,777

Earnings per share from continuing operations attributable to common shareholders:
Basic	$3.63	$3.31	$0.50	$3.15
Diluted	3.56	3.26	0.49	3.11

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.6 million, 0.4 million and 0.8 million shares of stock for fiscal years ended June 30, 2023, June 30, 2022 and April 30, 2021, respectively, and 0.3 million shares of stock for the Transition Period as the effect would be antidilutive.

46	2023 Form 10-K | H&R Block, Inc.

NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	June 30, 2023		June 30, 2022
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$6,344	$19,206	$6,194	$22,036
Receivables for U.S. assisted and DIY tax preparation and related fees	11,061	6,824	18,893	2,560
H&R Block's Instant RefundSM receivables	8,499	414	3,491	198
H&R Block Emerald Advance® lines of credit	10,834	7,089	6,691	8,825
Software receivables from retailers	1,650	—	3,992	—
Royalties and other receivables from franchisees	3,416	—	3,682	73
Wave payment processing receivables	964	—	1,393	—
Other	17,219	1,108	14,111	1,172
	$59,987	$34,641	$58,447	$34,864

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
Loans to Franchisees. Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and short-term lines of credit primarily for the purpose of funding seasonal working capital needs. As of June 30, 2023 and 2022 loans with a principal balance more than 90 days past due, or on non-accrual status, are not material.
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

H&R Block, Inc. | 2023 Form 10-K	47

Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by tax return year of origination, as of June 30, 2023 are as follows:

		(in 000s)
Tax return year of origination	Balance	More Than 60 Days Past Due
2022	$10,608	$7,920
2021 and prior	283	283
	10,891	$8,203
Allowance	(1,978)
Net balance	$8,913

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
Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by fiscal year of origination as of June 30, 2023, are as follows:

		(in 000s)
Fiscal year of origination	Balance	Non-Accrual
2023	$28,031	$28,031
2022 and prior	3,040	3,040
Revolving loans	14,238	13,118
	45,309	$44,189
Allowance	(27,386)
Net balance	$17,923

48	2023 Form 10-K | H&R Block, Inc.

Allowance for Credit Losses. Activity in the allowance for credit losses for EAs and all other short-term and long-term receivables for the periods ended June 30, 2023, June 30, 2022, June 30, 2021 and April 30, 2021 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of May 1, 2020	$32,034	$50,446	$82,480
Provision for credit losses	14,319	59,132	73,451
Charge-offs, recoveries and other	(18,649)	(53,774)	(72,423)
Balances as of April 30, 2021	27,704	55,804	83,508
Provision for credit losses	—	4,617	4,617
Charge-offs, recoveries and other	—	(149)	(149)
Balances as of June 30, 2021	27,704	60,272	87,976
Provision for credit losses	14,814	51,993	66,807
Charge-offs, recoveries and other	(16,377)	(61,139)	(77,516)
Balances as of June 30, 2022	26,141	51,126	77,267
Provision for credit losses	16,059	36,231	52,290
Charge-offs, recoveries and other	(14,814)	(52,249)	(67,063)
Balances as of June 30, 2023	$27,386	$35,108	$62,494

NOTE 5: PROPERTY AND EQUIPMENT
The components of property and equipment, net of accumulated depreciation and amortization, are as follows:

(in 000s)
As of	June 30, 2023	June 30, 2022
Buildings	$28,954	$34,303
Computers and other equipment	49,750	48,837
Leasehold improvements	49,428	38,142
Purchased software	506	1,253
Land and other non-depreciable assets	1,377	1,377
	$130,015	$123,912

Depreciation expense of property and equipment for continuing operations for fiscal years ended June 30, 2023, June 30, 2022 and April 30, 2021 was $58.5 million, $64.7 million and $73.4 million, respectively and was $10.8 million for the Transition Period.
The carrying value of long-lived assets held outside the U.S., which is comprised of property and equipment, totaled $19.2 million and $15.4 million as of June 30, 2023 and 2022 respectively.

H&R Block, Inc. | 2023 Form 10-K	49

NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the periods ended June 30, 2023 and 2022 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2021	$892,818	$(138,297)	$754,521
Acquisitions	18,696	—	18,696
Disposals and foreign currency changes, net	(12,816)	—	(12,816)
Impairments	—	—	—
Balances as of June 30, 2022	898,698	(138,297)	760,401
Acquisitions(1)	23,832	—	23,832
Disposals and foreign currency changes, net	(8,780)	—	(8,780)
Impairments	—	—	—
Balances as of June 30, 2023	$913,750	$(138,297)	$775,453

(1)    All goodwill added during the period is expected to be tax-deductible for federal income tax reporting.
We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.
Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2023:
Reacquired franchise rights	$392,452	$(212,495)	$179,957
Customer relationships	351,695	(301,062)	50,633
Internally-developed software	133,380	(120,054)	13,326
Noncompete agreements	42,596	(39,617)	2,979
Franchise agreements	19,201	(18,668)	533
Purchased technology	122,700	(96,565)	26,135
Trade name	5,800	(2,320)	3,480
	$1,067,824	$(790,781)	$277,043
June 30, 2022:
Reacquired franchise rights	$379,114	$(197,068)	$182,046
Customer relationships	331,020	(278,717)	52,303
Internally-developed software	137,638	(107,111)	30,527
Noncompete agreements	41,789	(37,684)	4,105
Franchise agreements	19,201	(17,388)	1,813
Purchased technology	122,700	(87,910)	34,790
Trade name	5,800	(1,740)	4,060
	$1,037,262	$(727,618)	$309,644

Amortization of intangible assets for continuing operations for the fiscal years ended June 30, 2023, June 30, 2022 and April 30, 2021 was $72.0 million, $77.5 million and $83.4 million, respectively, and was $13.8 million for the Transition Period. Estimated amortization of intangible assets for fiscal years 2024, 2025, 2026, 2027 and 2028 is $55.6 million, $32.8 million, $23.6 million, $17.8 million and $10.5 million, respectively.
We made payments to acquire businesses totaling $48.2 million, $35.9 million and $15.6 million during the fiscal years ended June 30, 2023, June 30, 2022 and April 30, 2021, respectively, and $0.8 million for the Transition

50	2023 Form 10-K | H&R Block, Inc.

Period. The amounts and weighted-average lives of assets acquired during fiscal year 2023, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Internally-developed software	$3,354	2
Customer relationships	22,161	5
Reacquired franchise rights	13,586	4
Noncompete agreements	836	5
Total	$39,937	5

NOTE 7: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
As of	June 30, 2023	June 30, 2022
Senior Notes, 5.250%, due October 2025 (1)	$350,000	$350,000
Senior Notes, 2.500%, due July 2028 (1)	500,000	500,000
Senior Notes, 3.875%, due August 2030 (1)	650,000	650,000
Debt issuance costs and discounts	(11,025)	(13,124)
Total long-term debt	1,488,975	1,486,876
Less: Current portion	—	—
Long-term portion	$1,488,975	$1,486,876
Estimated fair value of long-term debt	$1,339,000	$1,377,000

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of June 30, 2023.
We had no outstanding balance under our CLOC as of June 30, 2023 and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of June 30, 2023.
OTHER INFORMATION – The aggregate payments required to retire long-term debt are $350.0 million in fiscal year 2026, $500.0 million in fiscal year 2029 and $650.0 million in fiscal year 2031.

H&R Block, Inc. | 2023 Form 10-K	51

NOTE 8: STOCK-BASED COMPENSATION
We have a stock-based Long Term Incentive Plan (Plan), under which we can grant stock options, restricted shares, performance-based share units, restricted share units, deferred stock units and other forms of equity to employees, non-employee directors and consultants. Stock-based compensation expense and related tax items are as follows:

				(in 000s)
	Year Ended June 30, 2023	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021

Stock-based compensation expense	$31,326	$34,252	$4,700	$28,271
Tax benefit	7,386	6,494	1,016	1,802
Realized tax benefit	6,942	5,438	2,356	1,690

As of June 30, 2023, we had 9.3 million shares reserved for future awards under our Plan. We issue treasury shares to satisfy the exercise or vesting of stock-based awards and believe we have adequate treasury shares available for future issuances.
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
A summary of restricted share units and deferred stock units, including those that are performance-based, for the year ended June 30, 2023, is as follows:

(shares in 000s)
	Restricted Share Units and Deferred Stock Units		Performance-Based Share Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of the year	1,970	$24.40	1,918	$23.79
Granted	625	43.96	487	48.09
Released	(694)	22.98	(580)	31.54
Forfeited	(151)	32.88	(138)	34.84
Outstanding, end of the year	1,750	$30.96	1,687	$25.04

The total fair value of shares vesting during fiscal years ended June 30, 2023, June 30, 2022 and April 30, 2021 was $33.6 million, $33.3 million and $16.1 million, respectively, and was $12.3 million for the Transition Period. As

52	2023 Form 10-K | H&R Block, Inc.

of June 30, 2023, we had $41.3 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.
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

	Year Ended June 30, 2023	Year Ended June 30, 2022	Year Ended April 30, 2021
Expected volatility	24.80% - 163.58%	23.19% - 88.48%	21.14% - 84.49%
Expected term	3 years	3 years	3 years
Dividend yield (1)	0%	0%	0%-3.95%
Risk-free interest rate	3.43%	0.37%	0.14% - 0.18%
Weighted-average fair value	$48.58	$27.07	$16.74

(1)The valuation model assumes that dividends are reinvested by the Company on a continuous basis.
NOTE 9: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the IRS and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. With respect to federal, state and local jurisdictions and countries outside of the U.S., we are typically subject to examination for three to six years after the income tax returns have been filed. On November 7, 2022, the IRS commenced their examination of our 2020 tax return and related carryback claims to tax years 2015 through 2018. Our U.S. federal income tax returns for tax years 2014 and prior are closed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
	Year Ended June 30, 2023	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021

Domestic	$447,900	$478,166	$145,714	$489,499
Foreign	263,312	180,903	(24,719)	179,237
	$711,212	$659,069	$120,995	$668,736

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

H&R Block, Inc. | 2023 Form 10-K	53

The reconciliation between the statutory U.S. federal tax rate and our effective tax rate from continuing operations is as follows:

	Year Ended June 30, 2023	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021

U.S. statutory tax rate	21.0%	21.0%	21.0%	21.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	1.6%	2.1%	2.9%	1.8%
Earnings taxed in foreign jurisdictions	(2.9)%	(2.4)%	0.8%	(1.2)%
Permanent differences	0.6%	0.9%	0.4%	0.5%
Uncertain tax positions	(0.9)%	(6.3)%	2.9%	7.5%
U.S. tax on income from foreign affiliates	3.1%	2.0%	(1.6)%	1.0%
Remeasurement of deferred tax assets and liabilities	—%	(0.2)%	(1.0)%	(0.1)%
Changes in prior year estimates	(0.2)%	0.1%	—%	(0.5)%
Federal income tax credits	(1.3)%	(2.6)%	(0.5)%	(0.9)%
Tax benefit due to NOL carryback under CARES Act	(0.2)%	(0.1)%	—%	(17.5)%
Tax deductible write-down of foreign investment	—%	0.6%	(0.2)%	(1.7)%
Change in valuation allowance - domestic	(0.4)%	0.2%	—%	(0.2)%
Change in valuation allowance - foreign	0.7%	(0.3)%	0.3%	1.7%
Other	(0.1)%	(0.1)%	(0.3)%	0.3%
Effective tax rate	21.0%	14.9%	24.7%	11.7%

Our effective tax rate from continuing operations was 21.0%, 14.9% and 11.7% for fiscal years ended June 30, 2023, June 30, 2022 and April 30, 2021, respectively, and was 24.7% for the Transition Period. The increase in the effective tax rate for the year ended June 30, 2023 compared to the year ended June 30, 2022 is primarily due to lower benefits in the current year resulting from the expiration of statutes of limitations related to uncertain tax positions.
The components of income tax expense for continuing operations are as follows:

(in 000s)
	Year Ended June 30, 2023	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021

Current:
Federal	$97,430	$121,319	$11,563	$58,834
State	19,023	25,108	743	12,000
Foreign	18,214	8,956	(1,481)	26,032
	134,667	155,383	10,825	96,866
Deferred:
Federal	23,367	(58,487)	16,950	2,493
State	1,860	(2,016)	4,809	(11,368)
Foreign	(10,482)	3,543	(2,708)	(9,467)
	14,745	(56,960)	19,051	(18,342)
Total income taxes for continuing operations	$149,412	$98,423	$29,876	$78,524

54	2023 Form 10-K | H&R Block, Inc.

We account for income taxes under the asset and liability method, which requires us to record deferred income tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. Deferred taxes are determined separately for each tax-paying component within each tax jurisdiction based on provisions of enacted tax law. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We record a valuation allowance to reduce our deferred tax assets to the estimated amount that we believe is more likely than not to be realized. Determination of a valuation allowance for deferred tax assets requires that we make judgments about future matters that are not certain, including projections of future taxable income and evaluating potential tax-planning strategies.
The significant components of deferred tax assets and liabilities are reflected in the following table:

(in 000s)
As of	June 30, 2023	June 30, 2022
Deferred tax assets:
Accrued expenses	$2,540	$1,917
Deferred revenue	17,702	35,519
Allowance for credit losses	22,715	30,565
Deferred and stock-based compensation	6,629	6,964
Net operating loss carry-forward	116,956	105,710
Lease liabilities	111,721	109,397
Federal tax benefits related to state unrecognized tax benefits	22,037	19,115
Property and equipment	—	9,846
Intangibles - intellectual property	80,879	77,123
Valuation allowance	(57,566)	(55,172)
Total deferred tax assets	323,613	340,984
Deferred tax liabilities:
Prepaid expenses and other	(5,954)	(4,723)
Lease right of use assets	(109,814)	(107,445)
Property and equipment	(1,421)	—
Income tax method change	(1,018)	(5,892)
Intangibles	(56,651)	(59,424)
Total deferred tax liabilities	(174,858)	(177,484)
Net deferred tax assets	$148,755	$163,500

A reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the consolidated balance sheets is as follows:

(in 000s)
As of	June 30, 2023	June 30, 2022
Deferred income tax assets	$152,699	$163,500
Deferred tax liabilities	(3,944)	—
Net deferred tax asset	$148,755	$163,500

H&R Block, Inc. | 2023 Form 10-K	55

Changes in our valuation allowance for fiscal years ended June 30, 2023, June 30, 2022 and April 30, 2021 and for the Transition Period are as follows:

(in 000s)
	Year Ended June 30, 2023	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021

Balance, beginning of the period	$55,172	$55,784	$55,401	$45,124
Additions charged to costs and expenses	6,438	4,752	389	13,492
Deductions	(4,044)	(5,364)	(6)	(3,215)
Balance, end of the period	$57,566	$55,172	$55,784	$55,401

Our valuation allowance on deferred tax assets has a net increase of $2.4 million during the current period. The gross increase in valuation allowance of $6.4 million is primarily related to net operating loss deferred tax assets generated in foreign jurisdictions that we do not expect to utilize in future years. This increase is offset by a $4.0 million decrease to our valuation allowance balance for adjustments to certain domestic and foreign net operating losses utilized in the current fiscal year and changes in future projections of net operating loss utilization.
Certain of our subsidiaries file stand-alone returns in various state, local and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. As of June 30, 2023, we had net operating losses in various states and foreign jurisdictions. The amount of state and foreign net operating losses varies by taxing jurisdiction. We maintain a valuation allowance of $19.3 million on state net operating losses and $36.2 million on foreign net operating losses for the portion of such loses that, more likely than not, will not be realized. Of the $117.0 million of net operating loss deferred tax assets, $25.7 million will expire in varying amounts during fiscal years 2024 through 2041 and the remaining $91.3 million have no expiration. Of the total net operating loss deferred tax assets, $61.4 million are more likely than not to be realized.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability; therefore, no provision has been made for income taxes that might be payable upon remittance of such earnings. The amount of unrecognized tax liability on these foreign earnings, net of expected foreign tax credits, is immaterial as of June 30, 2023.
Changes in unrecognized tax benefits for fiscal years ended June 30, 2023, June 30, 2022 and April 30, 2021 and for the Transition Period are as follows:

(in 000s)
	Year Ended June 30, 2023	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021

Balance, beginning of the period	$232,004	$264,323	$264,810	$168,062
Additions based on tax positions related to prior years	1,252	2,499	485	121,364
Reductions based on tax positions related to prior years	—	(5,332)	(1,209)	(34,470)
Additions based on tax positions related to the current year	33,330	32,948	679	43,800
Reductions related to settlements with tax authorities	(661)	(9,800)	(442)	(29,362)
Expiration of statute of limitations	(25,862)	(52,634)	—	(4,584)
Balance, end of the period	$240,063	$232,004	$264,323	$264,810

Included in the total gross unrecognized tax benefit ending balance as of June 30, 2023, June 30, 2022, June 30, 2021 and April 30, 2021, are $209.0 million, $203.7 million, $224.5 million and $214.9 million, respectively, which if recognized, would impact our effective tax rate. Increases from prior year are primarily related to additions based on current year tax positions offset by expirations of statute of limitations and settlements with taxing authorities.
We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $33.7 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations, anticipated closure of various tax matters currently under examination, and settlements with tax authorities. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.

56	2023 Form 10-K | H&R Block, Inc.

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The total gross interest and penalties accrued as of June 30, 2023 and 2022 totaled $32.6 million and $22.7 million, respectively.
NOTE 10: COMMITMENTS AND CONTINGENCIES
Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000, if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $15.8 million and $14.0 million as of June 30, 2023 and 2022, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $18.3 million and $12.9 million as of June 30, 2023 and 2022, respectively, with amounts recorded in deferred revenue and other liabilities. These liabilities will be settled within the next ten years. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short-term lines of credit for the purpose of meeting their seasonal working capital needs. Our total obligation under these lines of credit was $0.4 million as of June 30, 2023, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $0.2 million.
In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, any benefits we may receive are uncertain and may significantly differ from our current estimates. We plan to record any benefit related to these credits upon both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. During the year ended June 30, 2023, we received $15.4 million related to these credits and recognized $5.1 million as an offset to related operating expense. During the year ended June 30, 2022, we received $7.3 million related to these credits and recognized $2.2 million as an offset to related operating expense. As of June 30, 2023 and 2022 we had deferred balances of $15.4 million and $5.1 million, respectively, which is recorded in deferred revenue and other current liabilities.
We are self-insured for certain risks, including employer provided medical benefits, workers' compensation, property, general liability, tax errors and omissions, and claims related to POM. These programs maintain various self-insured retentions and commercial insurance is purchased in excess of the self-insured retentions for all but POM in company-owned offices and employer provided medical benefits. We accrue estimated losses for self-insured retentions using actuarial models and assumptions based on historical loss experience.
We have a deferred compensation plan that permits certain employees to defer portions of their compensation and accrue income on the deferred amounts. As of June 30, 2023 and 2022, $10.5 million is included in deferred revenue and other liabilities reflecting our obligation under this plan.
Emerald Advances are originated by Pathward, and pursuant to our participation agreement, we purchase a 90% participation interest in each advance made by Pathward. See note 4 for additional information about these balances.
Refund Advance loans are originated by Pathward and offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by Pathward. We pay fees primarily based on loan size and customer type. We have provided a guarantee up to $18.0 million related to certain loans to clients prior to the IRS accepting electronic filing. We accrued an estimated liability of $0.7 million at June 30, 2023 related to this guarantee. As of

H&R Block, Inc. | 2023 Form 10-K	57

June 30, 2022 we had $0.6 million accrued under the RA guarantee agreement, and we paid $0.5 million, net of recoveries, related to that guarantee during the fiscal year ended June 30, 2023.
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
NOTE 11: LEASES
Our lease costs and other information related to operating leases consisted of the following:

				(dollars in 000s)
	Year Ended June 30, 2023	Year Ended June 30, 2022	Two Months Ended June 30, 2021 (Transition Period)	Year Ended April 30, 2021

Operating lease costs	$238,899	$233,004	$36,853	$239,357
Variable lease costs	85,239	79,923	14,359	77,758
Subrental income	(575)	(520)	(52)	(650)
Total lease costs	$323,563	$312,407	$51,160	$316,465
Cash paid for operating lease costs	$236,423	$236,946	$35,394	$240,299
New operating right of use assets and related lease liabilities	$253,755	$222,352	$48,307	$167,827
Weighted-average remaining operating lease term (years)	2	2	2	3
Weighted-average operating lease discount rate	4.1%	2.8%	2.9%	3.0%

Aggregate operating lease maturities as of June 30, 2023 are as follows:

(in 000s)
2024	$219,082
2025	138,740
2026	61,387
2027	28,463
2028	11,838
2029 and thereafter	9,168
Total future undiscounted operating lease payments	468,678
Less imputed interest	(22,744)
Total operating lease liabilities	$445,934

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

58	2023 Form 10-K | H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of June 30, 2023. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of June 30, 2023 and 2022 our total accrued liabilities were $0.2 million and $1.7 million, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of June 30, 2023, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

H&R Block, Inc. | 2023 Form 10-K	59

LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742). The case is styled The People of the State of California v. HRB Digital LLC, et al. The complaint alleges that H&R Block, Inc. and HRB Digital LLC engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting 4 years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. The City Attorney subsequently dismissed H&R Block, Inc. from the case and amended its complaint to add HRB Tax Group, Inc. We filed a motion for summary judgment, which was denied. The August 14, 2023 trial date was continued. A new trial date has not yet been set. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
We have received and are responding to certain governmental inquiries relating to the IRS Free File Program and our DIY tax preparation services. In February 2023, we received a demand and draft complaint from the Federal Trade Commission (FTC) relating to our DIY tax preparation services. If the parties are not able to reach amicable resolution, the FTC may seek resolution through litigation. We have not concluded that a loss related to these matters is probable, nor have we accrued a liability related to these matters.
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
Parties, including underwriters, depositors, and securitization trustees, have been, remain, or may in the future be, involved in lawsuits, threatened lawsuits, or settlements related to securitization transactions in which SCC participated. A variety of claims are alleged in these matters, including violations of federal and state securities laws and common law fraud, breaches of representations and warranties, or violations of statutory requirements. SCC has received notices of potential indemnification or contribution obligations relating to such matters. Additional lawsuits against the parties to the securitization transactions may be filed in the future, and SCC may receive additional notices of potential indemnification, contribution or similar obligations with respect to existing or new lawsuits or settlements of such lawsuits or other claims. In June 2023, a settlement was paid resolving certain of these matters. We have not concluded that a loss related to any other potential indemnification or contribution claims is probable, nor have we accrued a liability related to these matters.
It is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters and the indeterminate damages sought. If the amount that SCC is ultimately required to pay with respect to loss contingencies, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants also may attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of June 30, 2023, total approximately $262 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
OTHER — We are from time to time a party to litigation, arbitration and other loss contingencies not discussed herein arising out of our business operations. These matters may include actions by state attorneys general, other state regulators, federal regulators, individual plaintiffs, and cases in which plaintiffs seek to represent others who may be similarly situated.

60	2023 Form 10-K | H&R Block, Inc.

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
(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company's external auditors that audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended June 30, 2023, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

H&R Block, Inc. | 2023 Form 10-K	61

ITEM 9B. OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is included under the caption "Information About Our Executive Officers" in Item 1 of this report on Form 10-K.
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after June 30, 2023, is incorporated herein by reference:
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
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2023, in the sections entitled "Director Compensation," "Director Compensation Table," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Risk Assessment in Compensation Programs," and "Executive Compensation," and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2023, in the sections entitled "Equity Compensation Plans" and "Information Regarding Security Holders," and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2023, in the sections entitled "Employment Agreements, Change in Control and Other Arrangements," "Review of Related Person Transactions," and "Corporate Governance," and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item relating to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2023, in the section entitled "Audit Fees," and is incorporated herein by reference.

62	2023 Form 10-K | H&R Block, Inc.

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

H&R Block, Inc. | 2023 Form 10-K	63

10.4	*
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

10.9	*
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

64	2023 Form 10-K | H&R Block, Inc.

10.25	*
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

10.30	*
Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 25, 2021, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed June 30, 2021, file number 1-06089, is incorporated herein by reference.

10.31	*
Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on June 25, 2021, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed June 30, 2021, file number 1-06089, is incorporated herein by reference.

10.32	*
Alternate Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on June 25, 2021, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed June 30, 2021, file number 1-06089, is incorporated herein by reference.

10.33	*
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

10.36
Fourth Amended and Restated Credit and Guarantee Agreement dated June 11, 2021, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed June 15, 2021, file number 1-06089, is incorporated herein by reference.

10.37
First Amendment to Fourth Amended and Restated Credit and Guarantee Agreement, dated May 25, 2023, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, including Annex I, which is a conformed copy of the Fourth Amdended and Restated Credit and Guarantee Agreement as amended by the First Amendment, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed May 30, 2023, file number 1-06089, is incorporated herein by reference.

10.38
Program Management Agreement, dated August 5, 2020, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2020, file number 1-06089, is incorporated herein by reference.

10.39
First Amendment to Program Management Agreement, dated December 20, 2021, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed December 23, 2021, file number 1-06089, is incorporated herein by reference.

21		Subsidiaries of the Company.
22		List of Guarantor and Issuer Subsidiaries.
23		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

H&R Block, Inc. | 2023 Form 10-K	65

101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Indicates management contracts, compensatory plans or arrangements.
** Furnished, not filed.

66	2023 Form 10-K | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
August 17, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on August 17, 2023.

/s/ Jeffrey J. Jones II	/s/ Tony G. Bowen	/s/ Kellie J. Logerwell
Jeffrey J. Jones II	Tony G. Bowen	Kellie J. Logerwell
President, Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer
and Director	(principal financial officer)	(principal accounting officer)
(principal executive officer)

/s/ Robert A. Gerard	/s/ Sean H. Cohan	/s/ Anuradha Gupta
Robert A. Gerard	Sean H. Cohan	Anuradha Gupta
Director, Chairman of the Board	Director	Director

/s/ Richard A. Johnson	/s/ Mia F. Mends	/s/ Yolande G. Piazza
Richard A. Johnson	Mia F. Mends	Yolande G. Piazza
Director	Director	Director

/s/ Victoria J. Reich	/s/ Matthew E. Winter
Victoria J. Reich	Matthew E. Winter
Director	Director

H&R Block, Inc. | 2023 Form 10-K	67