Form 10-Q
period 2023-09-30
H&R BLOCK INC
filed 2023-11-07
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on October 31, 2023: 143,931,084 shares.

Form 10-Q for the Period ended September 30, 2023

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS:	(unaudited, in 000s, except per share amounts)
	Three months ended September 30,
	2023	2022
REVENUES:
Service revenues	$171,726	$167,194
Royalty, product and other revenues	12,074	12,791
	183,800	179,985
OPERATING EXPENSES:
Costs of revenues	259,358	260,662
Selling, general and administrative	130,768	128,434
Total operating expenses	390,126	389,096

Other income (expense), net	9,836	3,611
Interest expense on borrowings	(15,870)	(15,824)
Loss from continuing operations before income tax benefit	(212,360)	(221,324)
Income tax benefit	(49,487)	(53,957)
Net loss from continuing operations	(162,873)	(167,367)
Net loss from discontinued operations, net of tax benefits of $182 and $316	(609)	(1,054)
NET LOSS	$(163,482)	$(168,421)
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.11)	$(1.05)
Discontinued operations	(0.01)	(0.01)
Consolidated	$(1.12)	$(1.06)
DIVIDENDS DECLARED PER SHARE	$0.32	$0.29
COMPREHENSIVE LOSS:
Net loss	$(163,482)	$(168,421)
Change in foreign currency translation adjustments	(10,914)	(32,345)
Other comprehensive loss	(10,914)	(32,345)
Comprehensive loss	$(174,396)	$(200,766)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q1 FY2024 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	September 30, 2023	June 30, 2023
ASSETS
Cash and cash equivalents	$426,990	$986,975
Cash and cash equivalents - restricted	30,570	28,341
Receivables, less allowance for credit losses of $35,318 and $55,502	60,330	59,987
Income taxes receivable	42,136	35,910
Prepaid expenses and other current assets	71,814	76,273
Total current assets	631,840	1,187,486
Property and equipment, at cost, less accumulated depreciation and amortization of $857,922 and $846,177	131,667	130,015
Operating lease right of use assets	412,415	438,299
Intangible assets, net	267,512	277,043
Goodwill	770,820	775,453
Deferred tax assets and income taxes receivable	248,642	211,391
Other noncurrent assets	48,156	52,571
Total assets	$2,511,052	$3,072,258
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$149,892	$159,901
Accrued salaries, wages and payroll taxes	51,986	95,154
Accrued income taxes and reserves for uncertain tax positions	205,919	271,800
Operating lease liabilities	195,685	205,391
Deferred revenue and other current liabilities	189,304	206,536
Total current liabilities	792,786	938,782
Long-term debt	1,489,514	1,488,974
Deferred tax liabilities and reserves for uncertain tax positions	265,621	264,567
Operating lease liabilities	224,365	240,543
Deferred revenue and other noncurrent liabilities	83,650	107,328
Total liabilities	2,855,936	3,040,194
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 175,670,790 and 178,935,578	1,757	1,789
Additional paid-in capital	740,434	770,376
Accumulated other comprehensive loss	(48,013)	(37,099)
Retained deficit	(393,621)	(48,677)
Less treasury shares, at cost, of 31,742,185 and 32,785,658	(645,441)	(654,325)
Total stockholders' equity (deficiency)	(344,884)	32,064
Total liabilities and stockholders' equity	$2,511,052	$3,072,258

See accompanying notes to consolidated financial statements.

2	Q1 FY2024 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Three months ended September 30,	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(163,482)	$(168,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,225	33,624
Provision for credit losses	1,098	1,077
Deferred taxes	(37,757)	16,918
Stock-based compensation	7,550	7,654
Changes in assets and liabilities, net of acquisitions:
Receivables	4,981	3,702
Prepaid expenses, other current and noncurrent assets	6,396	(2,669)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(71,202)	(129,908)
Deferred revenue, other current and noncurrent liabilities	(42,657)	(41,549)
Income tax receivables, accrued income taxes and income tax reserves	(70,301)	(41,659)
Other, net	160	(435)
Net cash used in operating activities	(334,989)	(321,666)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,916)	(16,161)
Payments made for business acquisitions, net of cash acquired	(6,919)	(16,507)
Franchise loans funded	(5,380)	(6,686)
Payments from franchisees	937	2,270
Other, net	388	(274)
Net cash used in investing activities	(23,890)	(37,358)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(42,953)	(43,093)
Repurchase of common stock, including shares surrendered	(150,442)	(202,845)
Other, net	(1,803)	(955)
Net cash used in financing activities	(195,198)	(246,893)
Effects of exchange rate changes on cash	(3,679)	(13,422)
Net decrease in cash and cash equivalents, including restricted balances	(557,756)	(619,339)
Cash, cash equivalents and restricted cash, beginning of period	1,015,316	1,050,713
Cash, cash equivalents and restricted cash, end of period	$457,560	$431,374
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid (received), net	$58,337	$(29,811)
Interest paid on borrowings	19,792	19,792
Accrued additions to property and equipment	3,316	4,704
New operating right of use assets and related lease liabilities	38,468	52,265
Accrued dividends payable to common shareholders	46,901	46,100
Accrued purchase of common stock	10,003	32,356

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2024 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2023	178,936	$1,789	$770,376	$(37,099)	$(48,677)	(32,786)	$(654,325)	$32,064
Net loss	—	—	—	—	(163,482)	—	—	(163,482)
Other comprehensive loss	—	—	—	(10,914)	—	—	—	(10,914)
Stock-based compensation	—	—	6,211	—	—	—	—	6,211
Stock-based awards exercised or vested	—	—	(34,226)	—	(3,220)	1,867	37,348	(98)
Acquisition of treasury shares(2)	—	—	—	—	—	(823)	(28,464)	(28,464)
Repurchase and retirement of common shares	(3,265)	(32)	(1,927)	—	(131,341)	—	—	(133,300)
Cash dividends declared - $0.32 per share	—	—	—	—	(46,901)	—	—	(46,901)
Balances as of September 30, 2023	175,671	$1,757	$740,434	$(48,013)	$(393,621)	(31,742)	$(645,441)	$(344,884)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2022	193,571	$1,936	$772,182	$(21,645)	$120,405	(33,641)	$(661,247)	$211,631
Net loss	—	—	—	—	(168,421)	—	—	(168,421)
Other comprehensive loss	—	—	—	(32,345)	—	—	—	(32,345)
Stock-based compensation	—	—	5,630	—	—	—	—	5,630
Stock-based awards exercised or vested	—	—	(15,276)	—	(742)	805	15,839	(179)
Acquisition of treasury shares(2)	—	—	—	—	—	(341)	(15,432)	(15,432)
Repurchase and retirement of common shares	(4,927)	(49)	(2,907)	—	(216,813)	—	—	(219,769)
Cash dividends declared - $0.29 per share	—	—	—	—	(46,100)	—	—	(46,100)
Balances as of September 30, 2022	188,644	$1,887	$759,629	$(53,990)	$(311,671)	(33,177)	$(660,840)	$(264,985)

(1) The balance of our accumulated other comprehensive loss consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

4	Q1 FY2024 Form 10-Q| H&R Block, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of September 30, 2023 and June 30, 2023, the consolidated statements of operations and comprehensive loss for the three months ended September 30, 2023 and 2022, the consolidated statements of cash flows for the three months ended September 30, 2023 and 2022, and the consolidated statements of stockholders' equity for the three months ended September 30, 2023 and 2022 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2023 and 2022 and for all periods presented, have been made.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc., to H&R Block, Inc. and its subsidiaries, or to H&R Block, Inc.'s operating subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our June 30, 2023 Annual Report on Form 10-K. All amounts presented herein as of June 30, 2023 or for the year then ended are derived from our Annual Report on Form 10-K.
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

H&R Block, Inc. |Q1 FY2024 Form 10-Q	5

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our United States (U.S.) tax services business. The following table disaggregates our U.S. revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

		(in 000s)
	Three months ended September 30,
	2023	2022
Revenues:
U.S. assisted tax preparation	$39,263	$36,312
U.S. royalties	5,701	6,228
U.S. DIY tax preparation	3,848	3,158
Refund Transfers	1,142	1,284
Peace of Mind® Extended Service Plan	24,847	24,770
Tax Identity Shield®	4,580	5,167
Emerald Card® and SpruceSM	8,633	11,612
Interest and fee income on Emerald AdvanceSM	298	614
International	60,565	58,834
Wave	23,943	22,646
Other	10,980	9,360
Total revenues	$183,800	$179,985

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Three months ended September 30,	2023	2022	2023	2022
Balance, beginning of the period	$167,257	$173,486	$21,828	$19,495
Amounts deferred	1,450	1,360	6	5
Amounts recognized on previous deferrals	(28,772)	(28,703)	(3,323)	(2,988)
Balance, end of the period	$139,935	$146,143	$18,511	$16,512

As of September 30, 2023, deferred revenue related to POM was $139.9 million. We expect that $94.1 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of September 30, 2023 and 2022, Tax Identity Shield® (TIS) deferred revenue was $20.8 million and $21.2 million, respectively. Deferred revenue related to TIS was $25.2 million and $25.8 million as of June 30, 2023 and 2022, respectively. All deferred revenue related to TIS will be recognized by April 2024.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 3.5 million and 4.4 million shares for the three months ended September 30, 2023 and 2022 respectively, as the effect would be antidilutive due to the net loss from continuing operations during the periods.

6	Q1 FY2024 Form 10-Q| H&R Block, Inc.

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended September 30,
	2023	2022
Net loss from continuing operations attributable to shareholders	$(162,873)	$(167,367)
Amounts allocated to participating securities	(177)	(179)
Net loss from continuing operations attributable to common shareholders	$(163,050)	$(167,546)

Basic weighted average common shares	146,273	159,284
Potential dilutive shares	—	—
Dilutive weighted average common shares	146,273	159,284

Loss per share from continuing operations attributable to common shareholders:
Basic	$(1.11)	$(1.05)
Diluted	(1.11)	(1.05)

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – We granted 1.6 million and 0.9 million shares, including adjustments for performance achievement and dividend equivalents, under our stock-based compensation plans during the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense of our continuing operations totaled $7.6 million and $7.7 million for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, unrecognized compensation cost for nonvested shares and units totaled $67.6 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	September 30, 2023		June 30, 2023
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$11,209	$19,443	$6,344	$19,206
Receivables for U.S. assisted and DIY tax preparation and related fees	11,580	3,756	11,061	6,824
H&R Block's Instant RefundSM receivables	6,328	331	8,499	414
H&R Block Emerald Advance®	8,253	8,281	10,834	7,089
Software receivables from retailers	1,161	—	1,650	—
Royalties and other receivables from franchisees	5,026	—	3,416	—
Wave payment processing receivables	1,236	—	964	—
Other	15,537	967	17,219	1,108
Total	$60,330	$32,778	$59,987	$34,641

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of September 30, 2023 and June 30, 2023, loans with a principal balance more than 90 days past due, or on non-accrual status, are not material.

H&R Block, Inc. |Q1 FY2024 Form 10-Q	7

H&R BLOCK'S INSTANT REFUNDSM – H&R Block's Instant RefundSM amounts are generally received from the Canada Revenue Agency within 60 days of filing the client's return, with the remaining balance collectible from the client.
We review the credit quality of our Instant Refund receivables based on pools, which are segregated by the tax return year of origination, with older years being deemed more unlikely to be repaid. We establish an allowance for credit losses at an amount that we believe reflects the receivable at net realizable value. In December of each year, we charge-off the receivables and the related allowance to an amount we believe represents the net realizable value.
Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by tax return year of origination, as of September 30, 2023 are as follows:

		(in 000s)
Tax return year of origination	Balance	More Than 60 Days Past Due
2022	$8,392	$7,800
2021 and prior	232	232
	8,624	$8,032
Allowance	(1,965)
Net balance	$6,659

H&R BLOCK EMERALD ADVANCE® – Historically, Emerald Advance® lines of credit (EA LOCs) have been offered to clients in our offices from mid-November through mid-January. If the borrower met certain criteria as agreed in the loan terms, the line of credit could be utilized year-round (Revolving Loan). In fiscal year 2024, EAs are being offered as term loans (EA TLs), and we are discontinuing the EA LOCs, including the Revolving Loans. See note 8 for discussion of the new EA TL.
We review the credit quality of our purchased participation interests in EA receivables based on pools, which are segregated by the fiscal year of origination, with older years being deemed more unlikely to be repaid. We establish an allowance for credit losses at an amount that we believe reflects the receivable at net realizable value. Typically, in December of each year, we charge-off the receivables and the related allowance for EA LOCs, excluding Revolving Loans, to an amount we believe represents the net realizable value. However, due to the discontinuation of EA LOCs, we have charged-off the receivables and the related allowance of EA LOCs and Revolving Loans to an amount that we believe represents net realizable value as of September 30, 2023.
Balances and amounts on non-accrual status and classified as impaired, or more than 60 days past due, by fiscal year of origination, as of September 30, 2023 are as follows:

(in 000s)
Fiscal year of origination	Balance	Non-Accrual
2023 – Lines of credit	$11,643	$11,643
2022 and prior – Lines of credit	2,951	2,951
Revolving Loans	1,940	1,129
	16,534	$15,723
Allowance	—
Net balance	$16,534

8	Q1 FY2024 Form 10-Q| H&R Block, Inc.

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for our EA and all other short-term and long-term receivables for the three months ended September 30, 2023 and 2022 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2023	$27,386	$35,108	$62,494
Provision for credit losses	328	770	1,098
Charge-offs, recoveries and other	(27,714)	(409)	(28,123)
Balances as of September 30, 2023	$—	$35,469	$35,469
Balances as of July 1, 2022	$26,141	$51,126	$77,267
Provision for credit losses	—	1,077	1,077
Charge-offs, recoveries and other	—	(1,281)	(1,281)
Balances as of September 30, 2022	$26,141	$50,922	$77,063

Gross charge-offs of EAs were $27.7 million for the three months ended September 30, 2023, of which $15.4 million related to EA LOCs originated in fiscal year 2023 and $12.3 million related to Revolving Loans.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended September 30, 2023 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2023	$913,750	$(138,297)	$775,453
Acquisitions(1)	3,081	—	3,081
Disposals and foreign currency changes, net	(7,714)	—	(7,714)
Impairments	—	—	—
Balances as of September 30, 2023	$909,117	$(138,297)	$770,820

(1)    All goodwill added during the period is expected to be tax-deductible for federal income tax reporting.
We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block, Inc. |Q1 FY2024 Form 10-Q	9

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of September 30, 2023:
Reacquired franchise rights	$394,535	$(216,277)	$178,258
Customer relationships	355,271	(306,460)	48,811
Internally-developed software	133,273	(123,220)	10,053
Noncompete agreements	42,751	(40,097)	2,654
Franchise agreements	19,201	(19,068)	133
Purchased technology	122,700	(98,432)	24,268
Trade name	5,800	(2,465)	3,335
	$1,073,531	$(806,019)	$267,512
As of June 30, 2023:
Reacquired franchise rights	$392,452	$(212,495)	$179,957
Customer relationships	351,695	(301,062)	50,633
Internally-developed software	133,380	(120,054)	13,326
Noncompete agreements	42,596	(39,617)	2,979
Franchise agreements	19,201	(18,668)	533
Purchased technology	122,700	(96,565)	26,135
Trade name	5,800	(2,320)	3,480
	$1,067,824	$(790,781)	$277,043

We made payments to acquire businesses totaling $6.9 million and $16.5 million during the three months ended September 30, 2023 and 2022, respectively. The amounts and weighted-average lives of intangible assets acquired during the three months ended September 30, 2023 are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Customer relationships	$4,098	5
Reacquired franchise rights	2,159	5
Noncompete agreements	176	5
Total	$6,433	5

Amortization of intangible assets for the three months ended September 30, 2023 was $15.8 million compared to $18.4 million for the three months ended September 30, 2022. Estimated amortization of intangible assets for fiscal years ending June 30, 2024, 2025, 2026, 2027, and 2028 is $56.9 million, $34.3 million, $25.0 million, $19.0 million and $11.7 million, respectively.

10	Q1 FY2024 Form 10-Q| H&R Block, Inc.

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	September 30, 2023	June 30, 2023
Senior Notes, 5.250%, due October 2025	$350,000	$350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Debt issuance costs and discounts	(10,486)	(11,025)
Total long-term debt	1,489,514	1,488,975
Less: Current portion	—	—
Long-term portion	$1,489,514	$1,488,975
Estimated fair value of long-term debt	$1,325,000	$1,339,000

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of September 30, 2023.
We had no outstanding balance under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of September 30, 2023.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state, local, and foreign jurisdictions.
We had gross unrecognized tax benefits of $237.9 million and $240.1 million as of September 30, 2023 and June 30, 2023, respectively. The gross unrecognized tax benefits decreased by $2.2 million during the three months ended September 30, 2023. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $136.1 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various matters currently under examination or in appeals. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 23.3% and 24.4% for the three months ended September 30, 2023 and 2022, respectively.

H&R Block, Inc. |Q1 FY2024 Form 10-Q	11

Consistent with prior years, our pretax loss for the three months ended September 30, 2023 is expected to be offset by income in our third and fourth quarters due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the three months ended September 30, 2023 reflects management’s estimate of the annual effective tax rate applied to year-to-date loss from continuing operations adjusted for the tax impact of discrete items for the periods presented.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Our U.S. and Canadian businesses offer our 100% accuracy guarantee. Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $14.4 million and $15.8 million as of September 30, 2023 and June 30, 2023, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $20.3 million and $18.3 million as of September 30, 2023 and June 30, 2023 respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short-term lines of credit for the purpose of meeting their seasonal working capital needs. Our total obligation under these lines of credit was $14.4 million at September 30, 2023, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $8.4 million.
We purchase a 90% participation interest in each EA originated by Pathward®, N.A. (Pathward) in accordance with our agreement. Historically, EA LOCs have been offered to our clients in our offices. In fiscal year 2024, EAs are being offered as term loans and we are discontinuing EA LOCs. EA TLs are interest bearing with principal and interest due in full on March 31, and there are no annual fees or required monthly payments. EA TLs are offered to clients in our offices, in November and December, in amounts of $350 to $1,300. Effective October 20, 2023, we amended the Program Management Agreement and entered into a new participation agreement related to EA TLs originated by Pathward. We will continue to purchase a 90% participation interest in each loan made by Pathward in accordance with the participation agreement.
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

12	Q1 FY2024 Form 10-Q| H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of September 30, 2023. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Our accrued liabilities were $0.2 million as of September 30, 2023 and June 30, 2023.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of September 30, 2023, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

H&R Block, Inc. |Q1 FY2024 Form 10-Q	13

LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742). The case is styled The People of the State of California v. HRB Digital LLC, et al. The complaint alleges that H&R Block, Inc. and HRB Digital LLC engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting 4 years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. The City Attorney subsequently dismissed H&R Block, Inc. from the case and amended its complaint to add HRB Tax Group, Inc. We filed a motion for summary judgment, which was denied. A trial date is set for February 20, 2024. We have not concluded that a loss related to this matter is probable, nor have we accrued a liability related to this matter.
We have received and are responding to certain governmental inquiries and other matters relating to the IRS Free File Program and to our DIY tax preparation services. We received a demand and draft complaint in February 2023 from the Federal Trade Commission (FTC) relating to our DIY tax preparation services. If the parties are not able to reach amicable resolution, the FTC may seek resolution through litigation. We have not concluded that a loss related to these matters is probable, nor have we accrued a liability related to these matters.
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
It is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters and the indeterminate damages sought. If the amount that SCC is ultimately required to pay with respect to loss contingencies, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants also may attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of September 30, 2023, total approximately $265 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

14	Q1 FY2024 Form 10-Q| H&R Block, Inc.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Our subsidiaries provide assisted and do-it-yourself (DIY) tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our bank partners, to the general public primarily in the United States (U.S.), Canada and Australia. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an internet review) or prepared and filed by our clients through our DIY tax solutions. We also offer small business solutions through our company-owned and franchise offices and online through Wave. We report a single segment that includes all of our continuing operations.

H&R Block, Inc. |Q1 FY2024 Form 10-Q	15

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended September 30,	2023	2022	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$39,263	$36,312	$2,951	8.1%
Royalties	5,701	6,228	(527)	(8.5)%
DIY tax preparation	3,848	3,158	690	21.8%
Refund Transfers	1,142	1,284	(142)	(11.1)%
Peace of Mind® Extended Service Plan	24,847	24,770	77	0.3%
Tax Identity Shield®	4,580	5,167	(587)	(11.4)%
Other	10,980	9,360	1,620	17.3%
Total U.S. tax preparation and related services	90,361	86,279	4,082	4.7%
Financial services:
Emerald Card® and SpruceSM	8,633	11,612	(2,979)	(25.7)%
Interest and fee income on Emerald AdvanceSM	298	614	(316)	(51.5)%
Total financial services	8,931	12,226	(3,295)	(27.0)%
International	60,565	58,834	1,731	2.9%
Wave	23,943	22,646	1,297	5.7%
Total revenues	$183,800	$179,985	$3,815	2.1%
Compensation and benefits:
Field wages	62,435	61,673	(762)	(1.2)%
Other wages	72,098	63,753	(8,345)	(13.1)%
Benefits and other compensation	35,248	34,832	(416)	(1.2)%
	169,781	160,258	(9,523)	(5.9)%
Occupancy	99,285	97,590	(1,695)	(1.7)%
Marketing and advertising	5,481	10,649	5,168	48.5%
Depreciation and amortization	30,225	33,624	3,399	10.1%
Bad debt	4,798	329	(4,469)	(1,358.4)%
Other	80,556	86,646	6,090	7.0%
Total operating expenses	390,126	389,096	(1,030)	(0.3)%
Other income (expense), net	9,836	3,611	6,225	172.4%
Interest expense on borrowings	(15,870)	(15,824)	(46)	(0.3)%
Pretax loss	(212,360)	(221,324)	8,964	4.1%
Income tax benefit	(49,487)	(53,957)	(4,470)	(8.3)%
Net loss from continuing operations	(162,873)	(167,367)	4,494	2.7%
Net loss from discontinued operations	(609)	(1,054)	445	42.2%
Net loss	$(163,482)	$(168,421)	$4,939	2.9%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.11)	$(1.05)	$(0.06)	(5.7)%
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$(1.12)	$(1.06)	$(0.06)	(5.7)%
Adjusted diluted EPS(1)	$(1.05)	$(0.99)	$(0.06)	(6.1)%
EBITDA (1)	$(166,265)	$(171,876)	$5,611	3.3%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

16	Q1 FY2024 Form 10-Q| H&R Block, Inc.

Three months ended September 30, 2023 compared to September 30, 2022
Revenues increased $3.8 million, or 2.1%, from the prior year. U.S. assisted tax preparation revenues increased $3.0 million, or 8.1%, primarily due to a higher net average charge in the current year. Other revenues increased $1.6 million, or 17.3%, primarily due to higher extension filing fees and accounting and bookkeeping fees.
Emerald Card® and SpruceSM revenues decreased $3.0 million, or 25.7%, primarily due to lower Emerald Card® activity in the current year as a result of less funds being loaded in the current year.
International tax preparation revenues increased $1.7 million, or 2.9%, due to higher volumes in Australia, which was partially offset by the impacts of foreign currency exchange rates. Wave revenues increased $1.3 million, or 5.7%, due to higher small business payments processing volumes.
Total operating expenses increased $1.0 million, or 0.3%, from the prior year. Other wages increased $8.3 million, or 13.1%, primarily due to higher corporate wages and a bonus accrual adjustment in the prior year. Marketing and advertising expense decreased $5.2 million, or 48.5%, primarily due to a vendor refund for expired customer incentives and lower online advertising. Depreciation and amortization expense decreased $3.4 million, or 10.1%, primarily due to lower amortization of acquired intangibles. Bad debt expense increased $4.5 million due to higher Emerald Card® losses in the current year.
Other operating expenses decreased $6.1 million, or 7.0%. The components of other expenses are as follows:

				(in 000s)
Three months ended September 30,	2023	2022	$ Change	% Change
Consulting and outsourced services	$13,134	$18,053	$4,919	27.2%
Bank partner fees	48	(19)	(67)	**
Client claims and refunds	6,239	6,770	531	7.8%
Employee and travel expenses	5,686	6,068	382	6.3%
Technology-related expenses	23,078	25,915	2,837	10.9%
Credit card/bank charges	17,169	16,201	(968)	(6.0)%
Insurance	3,350	3,718	368	9.9%
Legal fees and settlements	3,008	2,286	(722)	(31.6)%
Supplies	2,763	3,395	632	18.6%
Other	6,081	4,259	(1,822)	(42.8)%
	$80,556	$86,646	$6,090	7.0%

Consulting and outsourced services expense decreased $4.9 million, or 27.2%, primarily due to lower contract labor in the current year. Technology-related expenses decreased $2.8 million, or 10.9%, due to lower costs of technology in the current year.
Other income (expense), net increased $6.2 million, or 172.4%, primarily due to higher interest income in the current year.
We recorded an income tax benefit of $49.5 million in the current year compared to $54.0 million in the prior year. The effective tax rate for the three months ended September 30, 2023, and 2022 was 23.3% and 24.4%, respectively.
Diluted loss per share from continuing operations increased 5.7% from the prior year due to fewer shares outstanding from share repurchases, partially offset by a lower net loss compared to the prior year.
FINANCIAL CONDITION
These comments should be read in conjunction with the consolidated balance sheets and consolidated statements of cash flows included in Part 1, Item 1.

H&R Block, Inc. |Q1 FY2024 Form 10-Q	17

CAPITAL RESOURCES AND LIQUIDITY –
OVERVIEW – Our primary sources of capital and liquidity include cash from operations (including changes in working capital), draws on our unsecured committed line of credit (CLOC), and issuances of debt. We use our sources of liquidity primarily to fund working capital, service and repay debt, pay dividends, repurchase shares of our common stock, and acquire businesses.
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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of September 30, 2023 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the three months ended September 30, 2023 and 2022. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Three months ended September 30,	2023	2022
Net cash used in:
Operating activities	$(334,989)	$(321,666)
Investing activities	(23,890)	(37,358)
Financing activities	(195,198)	(246,893)
Effects of exchange rates on cash	(3,679)	(13,422)
Net decrease in cash and cash equivalents, including restricted balances	$(557,756)	$(619,339)

Operating Activities. Cash used in operations totaled $335.0 million for the three months ended September 30, 2023 compared to $321.7 million in the prior year period. The change is primarily due to the receipt of income tax receivables in the prior year and changes in deferred tax assets in the current year, partially offset by lower bonus and payroll tax payments in the current year.
Investing Activities. Cash used in investing activities totaled $23.9 million for the three months ended September 30, 2023 compared to $37.4 million in the prior year period. The change is primarily due to lower payments to acquire businesses in the current year.
Financing Activities. Cash used in financing activities totaled $195.2 million for the three months ended September 30, 2023 compared to $246.9 million in the prior year period. The change is primarily due to lower repurchases of common stock in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $43.0 million and $43.1 million for the three months ended September 30, 2023 and 2022, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
During the three months ended September 30, 2023, we repurchased $132.0 million of our common stock at an average price of $40.43 per share, excluding excise taxes in connection with such repurchases. In the prior year period, we repurchased $219.8 million of our common stock at an average price of $44.60 per share. Our current share repurchase program has remaining authorization of $568.1 million, which is effective through June 2025.

18	Q1 FY2024 Form 10-Q| H&R Block, Inc.

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
    Capital Investment. Capital expenditures totaled $12.9 million and $16.2 million for the three months ended September 30, 2023 and 2022, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $6.9 million and $16.5 million during the three months ended September 30, 2023 and 2022, respectively. See Item 1, note 5 for additional information on our acquisitions.
FINANCING RESOURCES – The CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We had no outstanding balance under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of September 30, 2023.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of September 30, 2023 and June 30, 2023:

As of	September 30, 2023			June 30, 2023
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Positive
S&P	A-2	BBB	Stable	A-2	BBB	Stable

Other than described above, there have been no material changes in our borrowings from those reported as of June 30, 2023 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of September 30, 2023, we held cash and cash equivalents, excluding restricted amounts, of $427.0 million, including $146.1 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of September 30, 2023.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an decrease of $3.7 million and $13.4 million during the three months ended September 30, 2023 and 2022, respectively.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – EAs are originated by Pathward. We purchase a 90% participation interest, at par, in all EAs originated by Pathward in accordance with our participation agreement. Effective October 20, 2023, we amended the Program Management Agreement and entered into a new participation agreement related to EAs originated by Pathward.
There have been no other material changes in our contractual obligations and commercial commitments from those reported in our June 30, 2023 Annual Report on Form 10-K.
SUMMARIZED GUARANTOR FINANCIAL STATEMENTS – Block Financial is a 100% owned subsidiary of H&R Block, Inc. Block Financial is the Issuer and H&R Block, Inc. is the full and unconditional Guarantor of our Senior Notes, CLOC and other indebtedness issued from time to time.

H&R Block, Inc. |Q1 FY2024 Form 10-Q	19

The following table presents summarized financial information for H&R Block, Inc. (Guarantor) and Block Financial (Issuer) on a combined basis after intercompany eliminations and excludes investments in and equity earnings in non-guarantor subsidiaries.

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	September 30, 2023	June 30, 2023
Current assets	$40,277	$37,407
Noncurrent assets	1,719,763	1,725,234
Current liabilities	85,643	78,259
Noncurrent liabilities	1,495,842	1,494,010

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Three months ended September 30, 2023	Twelve months ended June 30, 2023
Total revenues	$9,952	$160,236
Income from continuing operations before income taxes	8,774	40,258
Net income from continuing operations	6,735	31,713
Net income	6,126	23,613

The table above reflects $1.7 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of September 30, 2023 and June 30, 2023.
REGULATORY ENVIRONMENT
There have been no material changes in our regulatory environment from what was reported in our June 30, 2023 Annual Report on Form 10-K.
NON-GAAP FINANCIAL INFORMATION
Non-GAAP financial measures should not be considered as a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (GAAP). Because these measures are not measures of financial performance under GAAP and are susceptible to varying calculations, they may not be comparable to similarly titled measures for other companies.
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

20	Q1 FY2024 Form 10-Q| H&R Block, Inc.

The following is a reconciliation of net loss to EBITDA from continuing operations, which is a non-GAAP financial measure:

		(in 000s)
	Three months ended September 30,
	2023	2022
Net loss - as reported	$(163,482)	$(168,421)
Discontinued operations, net	609	1,054
Net loss from continuing operations - as reported	(162,873)	(167,367)
Add back:
Income tax benefit	(49,487)	(53,957)
Interest expense	15,870	15,824
Depreciation and amortization	30,225	33,624
	(3,392)	(4,509)
EBITDA from continuing operations	$(166,265)	$(171,876)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
	Three months ended September 30,
	2023	2022
Net loss from continuing operations - as reported	$(162,873)	$(167,367)
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	12,555	12,696
Tax effect of adjustments (1)	(2,936)	(3,221)
Adjusted net loss from continuing operations	$(153,254)	$(157,892)
Diluted loss per share from continuing operations - as reported	$(1.11)	$(1.05)
Adjustments, net of tax	0.06	0.06
Adjusted diluted loss per share from continuing operations	$(1.05)	$(0.99)

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

H&R Block, Inc. |Q1 FY2024 Form 10-Q	21

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
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported in our June 30, 2023 Annual Report on Form 10-K.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

22	Q1 FY2024 Form 10-Q| H&R Block, Inc.

PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported in our June 30, 2023 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended September 30, 2023 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	697	$33.61	—	$700,000
August 1 - August 31	499	$40.00	375	$685,000
September 1 - September 30	2,892	$40.46	2,890	$568,068
	4,088	$39.24	3,265

(1)We purchased approximately 823 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)In August 2022, we announced that our Board of Directors approved a $1.25 billion share repurchase program, effective through June 2025.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

H&R Block, Inc. |Q1 FY2024 Form 10-Q	23

ITEM 6.    EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1	Second Amendment to Program Management Agreement, dated October 20, 2023, by and between Emerald Financial Services, LLC and Pathward, N.A.
22	List of Guarantor and Issuer Subsidiaries, filed as Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, file number 1-06089, is incorporated herein by reference.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

24	Q1 FY2024 Form 10-Q| H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
November 7, 2023

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
November 7, 2023

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
November 7, 2023

H&R Block, Inc. |Q1 FY2024 Form 10-Q	25