Form 10-Q
period 2023-12-31
H&R BLOCK INC
filed 2024-02-06
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on January 31, 2024: 139,520,675 shares.

Form 10-Q for the Period ended December 31, 2023

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS:			(unaudited, in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
REVENUES:
Service revenues	$149,081	$139,565	$320,807	$306,759
Royalty, product and other revenues	30,002	26,840	42,076	39,631
	179,083	166,405	362,883	346,390
OPERATING EXPENSES:
Costs of revenues	299,827	298,345	559,185	559,007
Selling, general and administrative	146,688	151,263	277,456	279,697
Total operating expenses	446,515	449,608	836,641	838,704

Other income (expense), net	5,922	4,185	15,758	7,796
Interest expense on borrowings	(21,364)	(18,985)	(37,234)	(34,809)
Loss from continuing operations before income tax benefit	(282,874)	(298,003)	(495,234)	(519,327)
Income tax benefit	(93,758)	(77,140)	(143,245)	(131,097)
Net loss from continuing operations	(189,116)	(220,863)	(351,989)	(388,230)
Net loss from discontinued operations, net of tax benefits of $191, $812, $373 and $1,128	(639)	(2,716)	(1,248)	(3,770)
NET LOSS	$(189,755)	$(223,579)	$(353,237)	$(392,000)
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.33)	$(1.43)	$(2.44)	$(2.48)
Discontinued operations	—	(0.02)	(0.01)	(0.02)
Consolidated	$(1.33)	$(1.45)	$(2.45)	$(2.50)
DIVIDENDS DECLARED PER SHARE	$0.32	$0.29	$0.64	$0.58
COMPREHENSIVE LOSS:
Net loss	$(189,755)	$(223,579)	$(353,237)	$(392,000)
Change in foreign currency translation adjustments	11,559	9,307	645	(23,038)
Other comprehensive income (loss)	11,559	9,307	645	(23,038)
Comprehensive loss	$(178,196)	$(214,272)	$(352,592)	$(415,038)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q2 FY2024 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	December 31, 2023	June 30, 2023
ASSETS
Cash and cash equivalents	$321,014	$986,975
Cash and cash equivalents - restricted	17,210	28,341
Receivables, less allowance for credit losses of $18,579 and $55,502	397,453	59,987
Income taxes receivable	74,415	35,910
Prepaid expenses and other current assets	88,793	76,273
Total current assets	898,885	1,187,486
Property and equipment, at cost, less accumulated depreciation and amortization of $872,950 and $846,177	137,153	130,015
Operating lease right of use assets	385,288	438,299
Intangible assets, net	275,230	277,043
Goodwill	789,068	775,453
Deferred tax assets and income taxes receivable	239,300	211,391
Other noncurrent assets	51,371	52,571
Total assets	$2,776,295	$3,072,258
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$143,339	$159,901
Accrued salaries, wages and payroll taxes	65,774	95,154
Accrued income taxes and reserves for uncertain tax positions	151,332	271,800
Operating lease liabilities	185,424	205,391
Deferred revenue and other current liabilities	199,718	206,536
Total current liabilities	745,587	938,782
Long-term debt and line of credit borrowings	2,290,044	1,488,974
Deferred tax liabilities and reserves for uncertain tax positions	235,303	264,567
Operating lease liabilities	208,734	240,543
Deferred revenue and other noncurrent liabilities	69,279	107,328
Total liabilities	3,548,947	3,040,194
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 170,915,771 and 178,935,578	1,709	1,789
Additional paid-in capital	746,734	770,376
Accumulated other comprehensive loss	(36,454)	(37,099)
Retained deficit	(846,162)	(48,677)
Less treasury shares, at cost, of 31,396,591 and 32,785,658	(638,479)	(654,325)
Total stockholders' equity (deficiency)	(772,652)	32,064
Total liabilities and stockholders' equity	$2,776,295	$3,072,258

See accompanying notes to consolidated financial statements.

2	Q2 FY2024 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Six months ended December 31,	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(353,237)	$(392,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,331	66,347
Provision for credit losses	21,536	16,581
Deferred taxes	(35,525)	41,534
Stock-based compensation	17,525	17,893
Changes in assets and liabilities, net of acquisitions:
Receivables	(348,833)	(262,293)
Prepaid expenses, other current and noncurrent assets	(7,395)	(32,983)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(58,543)	(121,156)
Deferred revenue, other current and noncurrent liabilities	(58,520)	(52,703)
Income tax receivables, accrued income taxes and income tax reserves	(180,706)	(60,163)
Other, net	1,201	(1,515)
Net cash used in operating activities	(942,166)	(780,458)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,708)	(41,495)
Payments made for business acquisitions, net of cash acquired	(27,158)	(39,757)
Franchise loans funded	(15,491)	(17,491)
Payments from franchisees	2,747	3,861
Other, net	1,565	(4,208)
Net cash used in investing activities	(71,045)	(99,090)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(25,000)	(170,000)
Proceeds from line of credit borrowings	825,000	750,000
Dividends paid	(89,854)	(89,193)
Repurchase of common stock, including shares surrendered	(378,709)	(365,633)
Other, net	4,011	3,639
Net cash provided by financing activities	335,448	128,813
Effects of exchange rate changes on cash	671	(7,790)
Net decrease in cash and cash equivalents, including restricted balances	(677,092)	(758,525)
Cash, cash equivalents and restricted cash, beginning of period	1,015,316	1,050,713
Cash, cash equivalents and restricted cash, end of period	$338,224	$292,188
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid (received), net	$72,160	$(114,385)
Interest paid on borrowings	35,496	31,812
Accrued additions to property and equipment	4,036	2,499
New operating right of use assets and related lease liabilities	70,532	79,917
Accrued dividends payable to common shareholders	45,273	44,569

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2024 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2023	178,936	$1,789	$770,376	$(37,099)	$(48,677)	(32,786)	$(654,325)	$32,064
Net loss	—	—	—	—	(163,482)	—	—	(163,482)
Other comprehensive loss	—	—	—	(10,914)	—	—	—	(10,914)
Stock-based compensation	—	—	6,211	—	—	—	—	6,211
Stock-based awards exercised or vested	—	—	(34,226)	—	(3,220)	1,867	37,348	(98)
Acquisition of treasury shares(2)	—	—	—	—	—	(823)	(28,464)	(28,464)
Repurchase and retirement of common shares	(3,265)	(32)	(1,927)	—	(131,341)	—	—	(133,300)
Cash dividends declared - $0.32 per share	—	—	—	—	(46,901)	—	—	(46,901)
Balances as of September 30, 2023	175,671	$1,757	$740,434	$(48,013)	$(393,621)	(31,742)	$(645,441)	$(344,884)
Net loss	—	—	—	—	(189,755)	—	—	(189,755)
Other comprehensive income	—	—	—	11,559	—	—	—	11,559
Stock-based compensation	—	—	9,270	—	—	—	—	9,270
Stock-based awards exercised or vested	—	—	(165)	—	(46)	348	7,087	6,876
Acquisition of treasury shares(2)	—	—	—	—	—	(3)	(125)	(125)
Repurchase and retirement of common shares	(4,755)	(48)	(2,805)	—	(217,467)	—	—	(220,320)
Cash dividends declared - $0.32 per share	—	—	—	—	(45,273)	—	—	(45,273)
Balances as of December 31, 2023	170,916	$1,709	$746,734	$(36,454)	$(846,162)	(31,397)	$(638,479)	$(772,652)

(1) The balance of our accumulated other comprehensive loss consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

4	Q2 FY2024 Form 10-Q| H&R Block, Inc.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2022	193,571	$1,936	$772,182	$(21,645)	$120,405	(33,641)	$(661,247)	$211,631
Net loss	—	—	—	—	(168,421)	—	—	(168,421)
Other comprehensive loss	—	—	—	(32,345)	—	—	—	(32,345)
Stock-based compensation	—	—	5,630	—	—	—	—	5,630
Stock-based awards exercised or vested	—	—	(15,276)	—	(742)	805	15,839	(179)
Acquisition of treasury shares(2)	—	—	—	—	—	(341)	(15,432)	(15,432)
Repurchase and retirement of common shares	(4,927)	(49)	(2,907)	—	(216,813)	—	—	(219,769)
Cash dividends declared - $0.29 per share	—	—	—	—	(46,100)	—	—	(46,100)
Balances as of September 30, 2022	188,644	$1,887	$759,629	$(53,990)	$(311,671)	(33,177)	$(660,840)	$(264,985)
Net loss	—	—	—	—	(223,579)	—	—	(223,579)
Other comprehensive income	—	—	—	9,307	—	—	—	9,307
Stock-based compensation	—	—	9,544	—	—	—	—	9,544
Stock-based awards exercised or vested	—	—	421	—	(209)	52	1,023	1,235
Acquisition of treasury shares(2)	—	—	—	—	—	(2)	(79)	(79)
Repurchase and retirement of common shares	(3,241)	(33)	(1,911)	—	(128,409)	—	—	(130,353)
Cash dividends declared - $0.29 per share	—	—	—	—	(44,569)	—	—	(44,569)
Balances as of December 31, 2022	185,403	$1,854	$767,683	$(44,683)	$(708,437)	(33,127)	$(659,896)	$(643,479)

(1) The balance of our accumulated other comprehensive loss consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q2 FY2024 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of December 31, 2023 and June 30, 2023, the consolidated statements of operations and comprehensive loss for the three and six months ended December 31, 2023 and 2022, the consolidated statements of cash flows for the six months ended December 31, 2023 and 2022, and the consolidated statements of stockholders' equity for the three and six months ended December 31, 2023 and 2022 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2023 and 2022 and for all periods presented, have been made.
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

6	Q2 FY2024 Form 10-Q| H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our United States (U.S.) tax services business. The following table disaggregates our U.S. revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

				(in 000s)
	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Revenues:
U.S. assisted tax preparation	$48,342	$41,216	$87,605	$77,528
U.S. royalties	5,454	4,946	11,155	11,174
U.S. DIY tax preparation	13,111	12,150	16,959	15,308
Refund Transfers	813	1,542	1,955	2,826
Peace of Mind® Extended Service Plan	17,440	17,320	42,287	42,090
Tax Identity Shield®	4,694	5,350	9,274	10,517
Emerald Card® and SpruceSM	11,700	12,478	20,333	24,090
Interest and fee income on Emerald AdvanceSM	15,235	12,903	15,533	13,517
International	29,569	28,046	90,134	86,880
Wave	23,133	21,941	47,076	44,587
Other	9,592	8,513	20,572	17,873
Total revenues	$179,083	$166,405	$362,883	$346,390

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Six months ended December 31,	2023	2022	2023	2022
Balance, beginning of the period	$167,257	$173,486	$21,828	$19,495
Amounts deferred	3,601	3,262	8	10
Amounts recognized on previous deferrals	(48,995)	(47,811)	(5,590)	(5,012)
Balance, end of the period	$121,863	$128,937	$16,246	$14,493

As of December 31, 2023, deferred revenue related to POM was $121.9 million. We expect that $89.9 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of December 31, 2023 and 2022, Tax Identity Shield® (TIS) deferred revenue was $16.5 million and $16.8 million, respectively. Deferred revenue related to TIS was $25.2 million and $25.8 million as of June 30, 2023 and 2022, respectively. All deferred revenue related to TIS will be recognized by April 2024.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 3.2 million shares for the three and six months ended December 31, 2023 and 4.5 million

H&R Block, Inc. |Q2 FY2024 Form 10-Q	7

shares for the three and six months ended December 31, 2022, as the effect would be antidilutive due to the net loss from continuing operations during the periods.
The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Net loss from continuing operations attributable to shareholders	$(189,116)	$(220,863)	$(351,989)	$(388,230)
Amounts allocated to participating securities	(192)	(192)	(369)	(371)
Net loss from continuing operations attributable to common shareholders	$(189,308)	$(221,055)	$(352,358)	$(388,601)

Basic weighted average common shares	142,340	154,119	144,307	156,701
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	142,340	154,119	144,307	156,701

Loss per share from continuing operations attributable to common shareholders:
Basic	$(1.33)	$(1.43)	$(2.44)	$(2.48)
Diluted	(1.33)	(1.43)	(2.44)	(2.48)

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – We granted 1.7 million and 1.0 million shares, including adjustments for performance achievement and dividend equivalents, under our stock-based compensation plans during the six months ended December 31, 2023 and 2022, respectively. Stock-based compensation expense of our continuing operations totaled $9.9 million and $17.5 million for the three and six months ended December 31, 2023, respectively, and $10.2 million and $17.9 million for the three and six months ended December 31, 2022, respectively. As of December 31, 2023, unrecognized compensation cost for nonvested shares and units totaled $59.2 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	December 31, 2023		June 30, 2023
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$19,743	$20,303	$6,344	$19,206
Receivables for U.S. assisted and DIY tax preparation and related fees	6,901	6,925	11,061	6,824
H&R Block's Instant Refund® receivables	3,460	305	8,499	414
Emerald AdvanceSM	347,025	9,410	10,834	7,089
Software receivables from retailers	2,669	—	1,650	—
Royalties and other receivables from franchisees	5,553	—	3,416	—
Wave payment processing receivables	1,758	—	964	—
Other	10,344	1,631	17,219	1,108
Total	$397,453	$38,574	$59,987	$34,641

8	Q2 FY2024 Form 10-Q| H&R Block, Inc.

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of December 31, 2023 and June 30, 2023, loans with a principal balance more than 90 days past due, or on non-accrual status, are not material.
H&R BLOCK'S INSTANT REFUND® – H&R Block's Instant Refund® amounts are generally received from the Canada Revenue Agency within 60 days of filing the client's return, with the remaining balance collectible from the client.
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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by tax return year of origination, as of December 31, 2023 are as follows:

		(in 000s)
Tax return year of origination	Balance	More Than 60 Days Past Due
2022	$3,593	$3,471
2021 and prior	172	172
	3,765	$3,643
Allowance	—
Net balance	$3,765

EMERALD ADVANCESM – Historically, Emerald AdvanceSM lines of credit (EA LOCs) have been offered to clients in our offices from mid-November through mid-January. If the borrower met certain criteria as agreed in the loan terms, the line of credit could be utilized year-round (Revolving Loan). In fiscal year 2024, EAs are being offered as term loans (EA TLs), and we discontinued EA LOCs, including the Revolving Loans. See note 8 for discussion of the new EA TL.
We review the credit quality of our purchased participation interests in EA receivables based on pools, which are segregated by the fiscal year of origination, with older years being deemed more unlikely to be repaid. We establish an allowance for credit losses at an amount that we believe reflects the receivable at net realizable value. Typically, in December of each year, we charge-off the receivables and the related allowance for EA LOCs, excluding Revolving Loans, to an amount we believe represents the net realizable value. However, due to the discontinuation of EA LOCs, we charged-off the receivables and the related allowance of EA LOCs and Revolving Loans during the quarter ended September 30, 2023 to an amount that we believe represents net realizable value.
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by fiscal year of origination, as of December 31, 2023 are as follows:

(in 000s)
Fiscal year of origination	Balance	Non-Accrual
2024 – Term loans	$358,084	$—
2023 and prior – Lines of credit and Revolving Loans	15,908	15,908
	373,992	$15,908
Allowance	(17,557)
Net balance	$356,435

H&R Block, Inc. |Q2 FY2024 Form 10-Q	9

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for our EA and all other short-term and long-term receivables for the six months ended December 31, 2023 and 2022 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2023	$27,386	$35,108	$62,494
Provision for credit losses	17,885	3,651	21,536
Charge-offs, recoveries and other	(27,714)	(37,613)	(65,327)
Balances as of December 31, 2023	$17,557	$1,146	$18,703
Balances as of July 1, 2022	$26,141	$51,126	$77,267
Provision for credit losses	15,081	1,500	16,581
Charge-offs, recoveries and other	(14,814)	(51,429)	(66,243)
Balances as of December 31, 2022	$26,408	$1,197	$27,605

Gross charge-offs of EAs were $27.7 million for the six months ended December 31, 2023, of which $15.4 million related to EA LOCs originated in fiscal year 2023 and $12.3 million related to Revolving Loans.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended December 31, 2023 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2023	$913,750	$(138,297)	$775,453
Acquisitions(1)	13,514	—	13,514
Disposals and foreign currency changes, net	101	—	101
Impairments	—	—	—
Balances as of December 31, 2023	$927,365	$(138,297)	$789,068

(1)    All goodwill added during the period is expected to be tax-deductible for federal income tax reporting.
We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

10	Q2 FY2024 Form 10-Q| H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of December 31, 2023:
Reacquired franchise rights	$400,059	$(220,263)	$179,796
Customer relationships	372,328	(312,360)	59,968
Internally-developed software	133,388	(126,427)	6,961
Noncompete agreements	43,536	(40,623)	2,913
Franchise agreements	19,201	(19,201)	—
Purchased technology	122,700	(100,298)	22,402
Trade name	5,800	(2,610)	3,190
	$1,097,012	$(821,782)	$275,230
As of June 30, 2023:
Reacquired franchise rights	$392,452	$(212,495)	$179,957
Customer relationships	351,695	(301,062)	50,633
Internally-developed software	133,380	(120,054)	13,326
Noncompete agreements	42,596	(39,617)	2,979
Franchise agreements	19,201	(18,668)	533
Purchased technology	122,700	(96,565)	26,135
Trade name	5,800	(2,320)	3,480
	$1,067,824	$(790,781)	$277,043

We made payments to acquire businesses totaling $27.2 million and $39.8 million during the six months ended December 31, 2023 and 2022, respectively. The amounts and weighted-average lives of intangible assets acquired during the six months ended December 31, 2023 are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Customer relationships	$20,933	5
Reacquired franchise rights	7,604	5
Noncompete agreements	942	5
Total	$29,479	5

Amortization of intangible assets for the three and six months ended December 31, 2023 was $15.4 million and $31.2 million, respectively, compared to $18.5 million and $36.9 million for the three and six months ended December 31, 2022, respectively. Estimated amortization of intangible assets for fiscal years ending June 30, 2024, 2025, 2026, 2027, and 2028 is $59.9 million, $39.9 million, $30.2 million, $23.9 million and $16.3 million, respectively.

H&R Block, Inc. |Q2 FY2024 Form 10-Q	11

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	December 31, 2023	June 30, 2023
Senior Notes, 5.250%, due October 2025	$350,000	$350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Committed line of credit borrowings	800,000	—
Debt issuance costs and discounts	(9,956)	(11,025)
Total long-term debt	2,290,044	1,488,975
Less: Current portion	—	—
Long-term portion	$2,290,044	$1,488,975
Estimated fair value of long-term debt	$2,188,000	$1,339,000

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of December 31, 2023.
We had an outstanding balance of $800.0 million under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of December 31, 2023.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state, local, and foreign jurisdictions.
We had gross unrecognized tax benefits of $208.4 million and $240.1 million as of December 31, 2023 and June 30, 2023, respectively. The gross unrecognized tax benefits decreased by $31.7 million during the six months ended December 31, 2023 due to expiration of statutes of limitations and settlements with state tax authorities. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $117.4 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various matters currently under examination or in appeals. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.

12	Q2 FY2024 Form 10-Q| H&R Block, Inc.

Our effective tax rate for continuing operations, including the effects of discrete tax items, was 28.9% and 25.2% for the six months ended December 31, 2023 and 2022, respectively. Discrete items increased the effective tax rate by 5.4% and 1.4% for the six months ended December 31, 2023, and 2022, respectively. A discrete income tax benefit of $26.6 million and $7.2 million were recorded in the six months ended December 31, 2023 and 2022, respectively. The discrete tax benefit recorded in the current period primarily resulted from settlements with tax authorities and state statute of limitations expirations. The discrete tax benefit recorded in the prior period primarily resulted from state statute of limitations expirations and refund interest. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate in our second quarter to be significantly different than the rate for our full fiscal year.
Consistent with prior years, our pretax loss for the six months ended December 31, 2023 is expected to be offset by income in our third and fourth quarters due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the six months ended December 31, 2023 reflects management’s estimate of the annual effective tax rate applied to year-to-date loss from continuing operations adjusted for the tax impact of discrete items for the periods presented.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Our U.S. and Canadian businesses offer our 100% accuracy guarantee. Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $11.9 million and $15.8 million as of December 31, 2023 and June 30, 2023, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $31.7 million and $18.3 million as of December 31, 2023 and June 30, 2023 respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short-term lines of credit for the purpose of meeting their seasonal working capital needs. Our total obligation under these lines of credit was $20.8 million at December 31, 2023, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $6.2 million.
Effective October 20, 2023, we amended the Program Management Agreement and entered into a new participation agreement related to EA TLs originated by Pathward®, N.A. (Pathward). In fiscal year 2024, EAs are being offered as term loans and we discontinued EA LOCs. EA TLs are interest bearing with principal and interest due in full on March 31, and there are no annual fees or required monthly payments. EA TLs are offered to clients in our offices, in November and December, in amounts of $350 to $1,300. We continue to purchase a 90% participation interest in each loan made by Pathward in accordance with the participation agreement. We purchased participation interests of $341.8 million during the six months ended December 31, 2023.
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

H&R Block, Inc. |Q2 FY2024 Form 10-Q	13

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of December 31, 2023. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Our accrued liabilities were $1.8 million and $0.2 million as of December 31, 2023 and June 30, 2023, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of December 31, 2023, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

14	Q2 FY2024 Form 10-Q| H&R Block, Inc.

be substantial and could have a material adverse impact on our business and our consolidated financial position, results of operations, and cash flows.
LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
On May 6, 2019, the Los Angeles City Attorney filed a lawsuit on behalf of the People of the State of California in the Superior Court of California, County of Los Angeles (Case No. 19STCV15742). The case is styled The People of the State of California v. HRB Digital LLC, et al. The complaint alleges that H&R Block, Inc. and HRB Digital LLC engaged in unfair, fraudulent and deceptive business practices and acts in connection with the IRS Free File Program in violation of the California Unfair Competition Law, California Business and Professions Code §§17200 et seq. The complaint seeks injunctive relief, restitution of monies paid to H&R Block by persons in the State of California who were eligible to file under the IRS Free File Program for the time period starting 4 years prior to the date of the filing of the complaint, pre-judgment interest, civil penalties and costs. The City Attorney subsequently dismissed H&R Block, Inc. from the case and amended its complaint to add HRB Tax Group, Inc. We filed a motion for summary judgment, which was denied. The parties have reached an agreement to settle this matter. An accrual related to this matter is included in our loss contingency accrual.
In January 2024, we received a revised demand and draft complaint from the Federal Trade Commission (FTC) relating to certain aspects of our DIY tax preparation services. If the parties are not able to reach amicable resolution, the FTC may seek resolution through litigation. We have also received and are responding to certain governmental inquiries and other matters relating to the IRS Free File Program and other aspects of our DIY tax preparation services, including the use of pixels. We have not concluded that a loss related to these matters is probable, nor have we accrued a liability related to these matters.
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
It is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters and the indeterminate damages sought. If the amount that SCC is ultimately required to pay with respect to loss contingencies, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants also may attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of December 31, 2023, total approximately $268 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
OTHER – We are from time to time a party to litigation, arbitration and other loss contingencies not discussed herein arising out of our business operations. These matters may include actions by state attorneys general, other state regulators, federal regulators, individual plaintiffs, and cases in which plaintiffs seek to represent others who may be similarly situated.

H&R Block, Inc. |Q2 FY2024 Form 10-Q	15

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

16	Q2 FY2024 Form 10-Q| H&R Block, Inc.

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended December 31,	2023	2022	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$48,342	$41,216	$7,126	17.3%
Royalties	5,454	4,946	508	10.3%
DIY tax preparation	13,111	12,150	961	7.9%
Refund Transfers	813	1,542	(729)	(47.3)%
Peace of Mind® Extended Service Plan	17,440	17,320	120	0.7%
Tax Identity Shield®	4,694	5,350	(656)	(12.3)%
Other	9,592	8,513	1,079	12.7%
Total U.S. tax preparation and related services	99,446	91,037	8,409	9.2%
Financial services:
Emerald Card® and SpruceSM	11,700	12,478	(778)	(6.2)%
Interest and fee income on Emerald AdvanceSM	15,235	12,903	2,332	18.1%
Total financial services	26,935	25,381	1,554	6.1%
International	29,569	28,046	1,523	5.4%
Wave	23,133	21,941	1,192	5.4%
Total revenues	$179,083	$166,405	$12,678	7.6%
Compensation and benefits:
Field wages	77,795	76,204	(1,591)	(2.1)%
Other wages	74,671	70,530	(4,141)	(5.9)%
Benefits and other compensation	36,063	34,277	(1,786)	(5.2)%
	188,529	181,011	(7,518)	(4.2)%
Occupancy	101,194	101,173	(21)	—%
Marketing and advertising	11,305	15,142	3,837	25.3%
Depreciation and amortization	30,107	32,723	2,616	8.0%
Bad debt	21,754	22,416	662	3.0%
Other	93,626	97,143	3,517	3.6%
Total operating expenses	446,515	449,608	3,093	0.7%
Other income (expense), net	5,922	4,185	1,737	41.5%
Interest expense on borrowings	(21,364)	(18,985)	(2,379)	(12.5)%
Pretax loss	(282,874)	(298,003)	15,129	5.1%
Income tax benefit	(93,758)	(77,140)	16,618	21.5%
Net loss from continuing operations	(189,116)	(220,863)	31,747	14.4%
Net loss from discontinued operations	(639)	(2,716)	2,077	76.5%
Net loss	$(189,755)	$(223,579)	$33,824	15.1%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.33)	$(1.43)	$0.10	7.0%
Discontinued operations	—	(0.02)	0.02	**
Consolidated	$(1.33)	$(1.45)	$0.12	8.3%
Adjusted diluted EPS(1)	$(1.27)	$(1.37)	$0.10	7.3%
EBITDA (1)	$(231,403)	$(246,295)	$14,892	6.0%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. |Q2 FY2024 Form 10-Q	17

Three months ended December 31, 2023 compared to December 31, 2022
Revenues increased $12.7 million, or 7.6%, from the prior year. U.S. assisted tax preparation revenues increased $7.1 million, or 17.3%, due to higher volumes and a higher net average charge in the current year. Other revenues increased $1.1 million, or 12.7%, primarily due to higher extension filing and bookkeeping fees.
Interest and fee income on Emerald AdvanceSM (EA) increased $2.3 million, or 18.1%, due to an increase in EA Loans and an earlier start to the offering period in the current year.
International revenues increased $1.5 million, or 5.4%, primarily due to higher tax return volumes in Australia. Wave revenues increased $1.2 million, or 5.4%, due to higher small business payments processing volumes.
Total operating expenses decreased $3.1 million, or 0.7%, from the prior year. Other wages increased $4.1 million, or 5.9%, primarily due to higher corporate wages from higher headcount in the current year. Marketing and advertising expense decreased $3.8 million, or 25.3%, primarily due to vendor refunds for expired customer incentives. Depreciation and amortization expense decreased $2.6 million, or 8.0%, primarily due to lower amortization of capitalized software.
Other operating expenses decreased $3.5 million, or 3.6%. The components of other expenses are as follows:

				(in 000s)
Three months ended December 31,	2023	2022	$ Change	% Change
Consulting and outsourced services	$16,267	$22,452	$6,185	27.5%
Bank partner fees	(1,113)	(778)	335	43.1%
Client claims and refunds	3,107	5,445	2,338	42.9%
Employee and travel expenses	12,375	14,701	2,326	15.8%
Technology-related expenses	27,261	24,489	(2,772)	(11.3)%
Credit card/bank charges	17,768	17,322	(446)	(2.6)%
Insurance	2,076	(349)	(2,425)	**
Legal fees and settlements	5,421	2,184	(3,237)	(148.2)%
Supplies	4,355	3,940	(415)	(10.5)%
Other	6,109	7,737	1,628	21.0%
	$93,626	$97,143	$3,517	3.6%

Consulting and outsourced services expense decreased $6.2 million, or 27.5%, primarily due to lower contract labor in the current year. Technology-related expenses increased $2.8 million, or 11.3%, due to higher costs of technology in the current year. Legal fees and settlements expense increased $3.2 million, or 148.2%, primarily due to higher legal settlements in the current year.
We recorded an income tax benefit of $93.8 million in the current year compared to $77.1 million in the prior year. The effective tax rate for the three months ended December 31, 2023, and 2022 was 33.1% and 25.9%, respectively.

18	Q2 FY2024 Form 10-Q| H&R Block, Inc.

Consolidated - Financial Results		(in 000s, except per share amounts)
Six months ended December 31,	2023	2022	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$87,605	$77,528	$10,077	13.0%
Royalties	11,155	11,174	(19)	(0.2)%
DIY tax preparation	16,959	15,308	1,651	10.8%
Refund Transfers	1,955	2,826	(871)	(30.8)%
Peace of Mind® Extended Service Plan	42,287	42,090	197	0.5%
Tax Identity Shield®	9,274	10,517	(1,243)	(11.8)%
Other	20,572	17,873	2,699	15.1%
Total U.S. tax preparation and related services	189,807	177,316	12,491	7.0%
Financial services:
Emerald Card® and SpruceSM	20,333	24,090	(3,757)	(15.6)%
Interest and fee income on Emerald AdvanceSM	15,533	13,517	2,016	14.9%
Total financial services	35,866	37,607	(1,741)	(4.6)%
International	90,134	86,880	3,254	3.7%
Wave	47,076	44,587	2,489	5.6%
Total revenues	$362,883	$346,390	$16,493	4.8%
Compensation and benefits:
Field wages	140,230	137,877	(2,353)	(1.7)%
Other wages	146,769	134,283	(12,486)	(9.3)%
Benefits and other compensation	71,311	69,109	(2,202)	(3.2)%
	358,310	341,269	(17,041)	(5.0)%
Occupancy	200,479	198,763	(1,716)	(0.9)%
Marketing and advertising	16,786	25,791	9,005	34.9%
Depreciation and amortization	60,332	66,347	6,015	9.1%
Bad debt	26,552	22,745	(3,807)	(16.7)%
Other	174,182	183,789	9,607	5.2%
Total operating expenses	836,641	838,704	2,063	0.2%
Other income (expense), net	15,758	7,796	7,962	102.1%
Interest expense on borrowings	(37,234)	(34,809)	(2,425)	(7.0)%
Pretax loss	(495,234)	(519,327)	24,093	4.6%
Income tax benefit	(143,245)	(131,097)	12,148	9.3%
Net loss from continuing operations	(351,989)	(388,230)	36,241	9.3%
Net loss from discontinued operations	(1,248)	(3,770)	2,522	66.9%
Net loss	$(353,237)	$(392,000)	$38,763	9.9%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(2.44)	$(2.48)	$0.04	1.6%
Discontinued operations	(0.01)	(0.02)	0.01	50.0%
Consolidated	$(2.45)	$(2.50)	$0.05	2.0%
Adjusted diluted EPS(1)	$(2.31)	$(2.36)	$0.05	2.1%
EBITDA (1)	$(397,668)	$(418,171)	$20,503	4.9%

(1) All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. |Q2 FY2024 Form 10-Q	19

Six months ended December 31, 2023 compared to December 31, 2022
Revenues increased $16.5 million, or 4.8%, from the prior year. U.S. assisted tax preparation revenues increased $10.1 million, or 13.0%, due to a higher net average charge and higher volumes in the current year. Other revenues increased $2.7 million, or 15.1%, primarily due to higher extension filing and bookkeeping fees.
Emerald Card® and SpruceSM revenues decreased $3.8 million, or 15.6%, due to lower Emerald Card® activity in the current year as a result of less funds being loaded on the cards. Interest and fee income on Emerald AdvanceSM increased $2.0 million, or 14.9%, due to an increase in EA Loans and an earlier start to the offering period in the current year.
International revenues increased $3.3 million, or 3.7%, primarily due to higher tax return volumes in Australia. Wave revenues increased $2.5 million, or 5.6%, due to higher small business payments processing volumes.
Total operating expenses decreased $2.1 million, or 0.2%, from the prior year period. Other wages increased $12.5 million, or 9.3%, primarily due to higher corporate wages from higher headcount in the current year. Marketing and advertising expense decreased $9.0 million, or 34.9%, primarily due to vendor refunds for expired customer incentives. Depreciation and amortization expense decreased $6.0 million, or 9.1%, primarily due to lower amortization of capitalized software. Bad debt expense increased $3.8 million, or 16.7%, due to an increase in EA loans compared to the prior year.
Other operating expenses decreased $9.6 million, or 5.2%. The components of other expenses are as follows:

				(in 000s)
Six months ended December 31,	2023	2022	$ Change	% Change
Consulting and outsourced services	$29,401	$40,505	$11,104	27.4%
Bank partner fees	(1,065)	(797)	268	33.6%
Client claims and refunds	9,346	12,215	2,869	23.5%
Employee and travel expenses	18,061	20,769	2,708	13.0%
Technology-related expenses	50,339	50,404	65	0.1%
Credit card/bank charges	34,937	33,523	(1,414)	(4.2)%
Insurance	5,426	3,369	(2,057)	(61.1)%
Legal fees and settlements	8,429	4,470	(3,959)	(88.6)%
Supplies	7,118	7,335	217	3.0%
Other	12,190	11,996	(194)	(1.6)%
	$174,182	$183,789	$9,607	5.2%

Consulting and outsourced services expense decreased $11.1 million, or 27.4%, due to lower contract labor and call center expenses in the current year. Legal fees and settlements expense increased $4.0 million, or 88.6%, primarily due to higher legal settlements in the current year.
Other income (expense), net increased $8.0 million, or 102.1%, due to higher interest income in the current year.
We recorded an income tax benefit of $143.2 million in the current year compared to $131.1 million in the prior year. The effective tax rate for the six months ended December 31, 2023, and 2022 was 28.9% and 25.2%, respectively. See Item 1, note 7 to the consolidated financial statements for additional discussion.
FINANCIAL CONDITION
These comments should be read in conjunction with the consolidated balance sheets and consolidated statements of cash flows included in Part 1, Item 1.

20	Q2 FY2024 Form 10-Q| H&R Block, Inc.

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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of December 31, 2023 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the six months ended December 31, 2023 and 2022. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Six months ended December 31,	2023	2022
Net cash provided by (used in):
Operating activities	$(942,166)	$(780,458)
Investing activities	(71,045)	(99,090)
Financing activities	335,448	128,813
Effects of exchange rates on cash	671	(7,790)
Net decrease in cash and cash equivalents, including restricted balances	$(677,092)	$(758,525)

Operating Activities. Cash used in operations totaled $942.2 million for the six months ended December 31, 2023 compared to $780.5 million in the prior year period. The change is primarily due to the receipt of income tax receivables in the prior year and higher EA receivables in the current year, partially offset by lower bonus and payroll tax payments in the current year.
Investing Activities. Cash used in investing activities totaled $71.0 million for the six months ended December 31, 2023 compared to $99.1 million in the prior year period. The change is primarily due to lower payments to acquire businesses and capital expenditures in the current year.
Financing Activities. Cash provided by financing activities totaled $335.4 million for the six months ended December 31, 2023 compared to $128.8 million in the prior year period. The change is primarily due to borrowings on our CLOC in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $89.9 million and $89.2 million for the six months ended December 31, 2023 and 2022, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
During the six months ended December 31, 2023, we repurchased $350.1 million of our common stock at an average price of $43.66 per share, excluding excise taxes in connection with such repurchases. In the prior year period, we repurchased $350.1 million of our common stock at an average price of $42.86 per share. Our current share repurchase program has remaining authorization of $350.0 million, which is effective through June 2025.

H&R Block, Inc. |Q2 FY2024 Form 10-Q	21

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
    Capital Investment. Capital expenditures totaled $32.7 million and $41.5 million for the six months ended December 31, 2023 and 2022, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $27.2 million and $39.8 million during the six months ended December 31, 2023 and 2022, respectively. See Item 1, note 5 for additional information on our acquisitions.
FINANCING RESOURCES – The CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We had an outstanding balance of $800.0 million under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of December 31, 2023.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of December 31, 2023 and June 30, 2023:

As of	December 31, 2023			June 30, 2023
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Positive
S&P	A-2	BBB	Stable	A-2	BBB	Stable

Other than described above, there have been no material changes in our borrowings from those reported as of June 30, 2023 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of December 31, 2023, we held cash and cash equivalents, excluding restricted amounts, of $321.0 million, including $140.0 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of December 31, 2023.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an increase of $0.7 million during the six months ended December 31, 2023 and a decrease of $7.8 million during the six months ended December 31, 2022.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – EAs are originated by Pathward. We purchase a 90% participation interest, at par, in all EAs originated by Pathward in accordance with our participation agreement. Effective October 20, 2023, we amended the Program Management Agreement and entered into a new participation agreement related to EAs originated by Pathward. We purchased participation interests of $341.8 million during the six months ended December 31, 2023.
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

22	Q2 FY2024 Form 10-Q| H&R Block, Inc.

The following table presents summarized financial information for H&R Block, Inc. (Guarantor) and Block Financial (Issuer) on a combined basis after intercompany eliminations and excludes investments in and equity earnings in non-guarantor subsidiaries.

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	December 31, 2023	June 30, 2023
Current assets	$380,296	$37,407
Noncurrent assets	2,189,621	1,725,234
Current liabilities	81,405	78,259
Noncurrent liabilities	2,291,912	1,494,010

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Six months ended December 31, 2023	Twelve months ended June 30, 2023
Total revenues	$38,176	$160,236
Income from continuing operations before income taxes	5,580	40,258
Net income from continuing operations	4,242	31,713
Net income	2,994	23,613

The table above reflects $2.1 billion and $1.7 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of December 31, 2023 and June 30, 2023, respectively.
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

H&R Block, Inc. |Q2 FY2024 Form 10-Q	23

The following is a reconciliation of net loss to EBITDA from continuing operations, which is a non-GAAP financial measure:

				(in 000s)
	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Net loss - as reported	$(189,755)	$(223,579)	$(353,237)	$(392,000)
Discontinued operations, net	639	2,716	1,248	3,770
Net loss from continuing operations - as reported	(189,116)	(220,863)	(351,989)	(388,230)
Add back:
Income tax benefit	(93,758)	(77,140)	(143,245)	(131,097)
Interest expense	21,364	18,985	37,234	34,809
Depreciation and amortization	30,107	32,723	60,332	66,347
	(42,287)	(25,432)	(45,679)	(29,941)
EBITDA from continuing operations	$(231,403)	$(246,295)	$(397,668)	$(418,171)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Net loss from continuing operations - as reported	$(189,116)	$(220,863)	$(351,989)	$(388,230)
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	12,269	12,839	24,824	25,535
Tax effect of adjustments (1)	(3,087)	(2,787)	(6,022)	(6,008)
Adjusted net loss from continuing operations	$(179,934)	$(210,811)	$(333,187)	$(368,703)
Diluted loss per share from continuing operations - as reported	$(1.33)	$(1.43)	$(2.44)	$(2.48)
Adjustments, net of tax	0.06	0.06	0.13	0.12
Adjusted diluted loss per share from continuing operations	$(1.27)	$(1.37)	$(2.31)	$(2.36)

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

24	Q2 FY2024 Form 10-Q| H&R Block, Inc.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

H&R Block, Inc. |Q2 FY2024 Form 10-Q	25

PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported in our June 30, 2023 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended December 31, 2023 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	2	$41.42	—	$568,068
November 1 - November 30	2,588	$45.55	2,588	$450,190
December 1 - December 31	2,168	$46.23	2,167	$350,000
	4,758	$45.86	4,755

(1)We purchased approximately 3 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)In August 2022, we announced that our Board of Directors approved a $1.25 billion share repurchase program, effective through June 2025.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Director and Section 16 Officer Trading Arrangements
On November 14, 2023, Jeffrey J. Jones II, President, Chief Executive Officer and Director, adopted a Rule 10b5-1 plan (“Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Jones’s Rule 10b5-1 Plan provides for the sale of up to 155,556 shares of the Company’s common stock, pursuant to the terms of the Rule 10b5-1 Plan. The Rule 10b5-1 Plan expires on November 12, 2024, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.
No other director or Section 16 officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, during the three months ended December 31, 2023.

26	Q2 FY2024 Form 10-Q| H&R Block, Inc.

ITEM 6.    EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

22	List of Guarantor and Issuer Subsidiaries, filed as Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, file number 1-06089, is incorporated herein by reference.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

H&R Block, Inc. |Q2 FY2024 Form 10-Q	27

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
February 6, 2024

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
February 6, 2024

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
February 6, 2024

28	Q2 FY2024 Form 10-Q| H&R Block, Inc.