Form 10-Q
period 2024-03-31
H&R BLOCK INC
filed 2024-05-09
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on April 30, 2024: 139,529,924 shares.

Form 10-Q for the Period ended March 31, 2024

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME:			(unaudited, in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
REVENUES:
Service revenues	$1,993,556	$1,885,035	$2,314,363	$2,191,794
Royalty, product and other revenues	191,278	208,614	233,354	248,245
	2,184,834	2,093,649	2,547,717	2,440,039
OPERATING EXPENSES:
Costs of revenues	926,008	883,686	1,485,193	1,442,693
Selling, general and administrative	330,622	345,461	608,078	625,158
Total operating expenses	1,256,630	1,229,147	2,093,271	2,067,851

Other income (expense), net	5,224	13,224	20,982	21,020
Interest expense on borrowings	(26,070)	(22,298)	(63,304)	(57,107)
Income from continuing operations before income taxes	907,358	855,428	412,124	336,101
Income taxes	215,772	209,351	72,527	78,254
Net income from continuing operations	691,586	646,077	339,597	257,847
Net loss from discontinued operations, net of tax benefits of $254, $792, $627 and $1,920	(849)	(2,648)	(2,097)	(6,418)
NET INCOME	$690,737	$643,429	$337,500	$251,429
BASIC EARNINGS PER SHARE:
Continuing operations	$4.94	$4.22	$2.37	$1.65
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.04)
Consolidated	$4.93	$4.21	$2.36	$1.61
DILUTED EARNINGS PER SHARE:
Continuing operations	$4.87	$4.14	$2.34	$1.62
Discontinued operations	(0.01)	(0.02)	(0.02)	(0.04)
Consolidated	$4.86	$4.12	$2.32	$1.58
DIVIDENDS DECLARED PER SHARE	$0.32	$0.29	$0.96	$0.87
COMPREHENSIVE INCOME:
Net income	$690,737	$643,429	$337,500	$251,429
Change in foreign currency translation adjustments	(9,882)	402	(9,237)	(22,636)
Other comprehensive income (loss)	(9,882)	402	(9,237)	(22,636)
Comprehensive income	$680,855	$643,831	$328,263	$228,793

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q3 FY2024 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	March 31, 2024	June 30, 2023
ASSETS
Cash and cash equivalents	$794,617	$986,975
Cash and cash equivalents - restricted	18,078	28,341
Receivables, less allowance for credit losses of $56,180 and $55,502	346,784	59,987
Prepaid expenses and other current assets	105,873	112,183
Total current assets	1,265,352	1,187,486
Property and equipment, at cost, less accumulated depreciation and amortization of $884,321 and $846,177	139,542	130,015
Operating lease right of use assets	392,091	438,299
Intangible assets, net	277,218	277,043
Goodwill	787,634	775,453
Deferred tax assets and income taxes receivable	287,810	211,391
Other noncurrent assets	63,675	52,571
Total assets	$3,213,322	$3,072,258
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$247,109	$159,901
Accrued salaries, wages and payroll taxes	238,864	95,154
Accrued income taxes and reserves for uncertain tax positions	351,721	271,800
Operating lease liabilities	185,396	205,391
Deferred revenue and other current liabilities	220,466	206,536
Total current liabilities	1,243,556	938,782
Long-term debt	1,490,570	1,488,974
Deferred tax liabilities and reserves for uncertain tax positions	277,957	264,567
Operating lease liabilities	214,990	240,543
Deferred revenue and other noncurrent liabilities	116,055	107,328
Total liabilities	3,343,128	3,040,194
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 170,915,771 and 178,935,578	1,709	1,789
Additional paid-in capital	753,605	770,376
Accumulated other comprehensive loss	(46,336)	(37,099)
Retained deficit	(200,296)	(48,677)
Less treasury shares, at cost, of 31,388,403 and 32,785,658	(638,488)	(654,325)
Total stockholders' equity (deficiency)	(129,806)	32,064
Total liabilities and stockholders' equity	$3,213,322	$3,072,258

See accompanying notes to consolidated financial statements.

2	Q3 FY2024 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Nine months ended March 31,	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$337,500	$251,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,004	98,660
Provision for credit losses	61,359	49,174
Deferred taxes	(58,223)	6,685
Stock-based compensation	25,310	26,785
Changes in assets and liabilities, net of acquisitions:
Receivables	(348,106)	(237,395)
Prepaid expenses, other current and noncurrent assets	(18,037)	(17,438)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	223,045	122,025
Deferred revenue, other current and noncurrent liabilities	12,483	22,054
Income tax receivables, accrued income taxes and income tax reserves	93,961	179,692
Other, net	(32)	(3,285)
Net cash provided by operating activities	420,264	498,386
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53,831)	(56,661)
Payments made for business acquisitions, net of cash acquired	(43,163)	(47,740)
Franchise loans funded	(18,815)	(21,566)
Payments from franchisees	12,884	14,963
Other, net	3,282	9,717
Net cash used in investing activities	(99,643)	(101,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(1,025,000)	(970,000)
Proceeds from line of credit borrowings	1,025,000	970,000
Dividends paid	(135,127)	(133,762)
Repurchase of common stock, including shares surrendered	(379,018)	(365,852)
Other, net	(6,358)	(5,973)
Net cash used in financing activities	(520,503)	(505,587)
Effects of exchange rate changes on cash	(2,739)	(7,880)
Net decrease in cash and cash equivalents, including restricted balances	(202,621)	(116,368)
Cash, cash equivalents and restricted cash, beginning of period	1,015,316	1,050,713
Cash, cash equivalents and restricted cash, end of period	$812,695	$934,345
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid (received), net	$35,888	$(110,028)
Interest paid on borrowings	66,464	59,429
Accrued additions to property and equipment	1,477	4,378
New operating right of use assets and related lease liabilities	139,872	131,949
Accrued dividends payable to common shareholders	44,648	44,163

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2024 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Deficit	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2023	178,936	$1,789	$770,376	$(37,099)	$(48,677)	(32,786)	$(654,325)	$32,064
Net loss	—	—	—	—	(163,482)	—	—	(163,482)
Other comprehensive loss	—	—	—	(10,914)	—	—	—	(10,914)
Stock-based compensation	—	—	6,211	—	—	—	—	6,211
Stock-based awards exercised or vested	—	—	(34,226)	—	(3,220)	1,867	37,348	(98)
Acquisition of treasury shares(2)	—	—	—	—	—	(823)	(28,464)	(28,464)
Repurchase and retirement of common shares	(3,265)	(32)	(1,927)	—	(131,341)	—	—	(133,300)
Cash dividends declared - $0.32 per share	—	—	—	—	(46,901)	—	—	(46,901)
Balances as of September 30, 2023	175,671	$1,757	$740,434	$(48,013)	$(393,621)	(31,742)	$(645,441)	$(344,884)
Net loss	—	—	—	—	(189,755)	—	—	(189,755)
Other comprehensive income	—	—	—	11,559	—	—	—	11,559
Stock-based compensation	—	—	9,270	—	—	—	—	9,270
Stock-based awards exercised or vested	—	—	(165)	—	(46)	348	7,087	6,876
Acquisition of treasury shares(2)	—	—	—	—	—	(3)	(125)	(125)
Repurchase and retirement of common shares	(4,755)	(48)	(2,805)	—	(217,467)	—	—	(220,320)
Cash dividends declared - $0.32 per share	—	—	—	—	(45,273)	—	—	(45,273)
Balances as of December 31, 2023	170,916	$1,709	$746,734	$(36,454)	$(846,162)	(31,397)	$(638,479)	$(772,652)
Net income	—	—	—	—	690,737	—	—	690,737
Other comprehensive loss	—	—	—	(9,882)	—	—	—	(9,882)
Stock-based compensation	—	—	7,140	—	—	—	—	7,140
Stock-based awards exercised or vested	—	—	(269)	—	(223)	16	300	(192)
Acquisition of treasury shares(2)	—	—	—	—	—	(7)	(309)	(309)
Cash dividends declared - $0.32 per share	—	—	—	—	(44,648)	—	—	(44,648)
Balances as of March 31, 2024	170,916	$1,709	$753,605	$(46,336)	$(200,296)	(31,388)	$(638,488)	$(129,806)

(1) The balance of our accumulated other comprehensive loss consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

4	Q3 FY2024 Form 10-Q| H&R Block, Inc.

					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2022	193,571	$1,936	$772,182	$(21,645)	$120,405	(33,641)	$(661,247)	$211,631
Net loss	—	—	—	—	(168,421)	—	—	(168,421)
Other comprehensive loss	—	—	—	(32,345)	—	—	—	(32,345)
Stock-based compensation	—	—	5,630	—	—	—	—	5,630
Stock-based awards exercised or vested	—	—	(15,276)	—	(742)	805	15,839	(179)
Acquisition of treasury shares(2)	—	—	—	—	—	(341)	(15,432)	(15,432)
Repurchase and retirement of common shares	(4,927)	(49)	(2,907)	—	(216,813)	—	—	(219,769)
Cash dividends declared - $0.29 per share	—	—	—	—	(46,100)	—	—	(46,100)
Balances as of September 30, 2022	188,644	$1,887	$759,629	$(53,990)	$(311,671)	(33,177)	$(660,840)	$(264,985)
Net loss	—	—	—	—	(223,579)	—	—	(223,579)
Other comprehensive income	—	—	—	9,307	—	—	—	9,307
Stock-based compensation	—	—	9,544	—	—	—	—	9,544
Stock-based awards exercised or vested	—	—	421	—	(209)	52	1,023	1,235
Acquisition of treasury shares(2)	—	—	—	—	—	(2)	(79)	(79)
Repurchase and retirement of common shares	(3,241)	(33)	(1,911)	—	(128,409)	—	—	(130,353)
Cash dividends declared - $0.29 per share	—	—	—	—	(44,569)	—	—	(44,569)
Balances as of December 31, 2022	185,403	$1,854	$767,683	$(44,683)	$(708,437)	(33,127)	$(659,896)	$(643,479)
Net income	—	—	—	—	643,429	—	—	643,429
Other comprehensive income	—	—	—	402	—	—	—	402
Stock-based compensation	—	—	7,830	—	—	—	—	7,830
Stock-based awards exercised or vested	—	—	(244)	—	(213)	13	265	(192)
Acquisition of treasury shares(2)	—	—	—	—	—	(6)	(219)	(219)
Cash dividends declared - $0.29 per share	—	—	—	—	(44,163)	—	—	(44,163)
Balances as of March 31, 2023	185,403	$1,854	$775,269	$(44,281)	$(109,384)	(33,120)	$(659,850)	$(36,392)

(1) The balance of our accumulated other comprehensive loss consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q3 FY2024 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of March 31, 2024 and June 30, 2023, the consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2024 and 2023, the consolidated statements of cash flows for the nine months ended March 31, 2024 and 2023, and the consolidated statements of stockholders' equity for the three and nine months ended March 31, 2024 and 2023 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2024 and 2023 and for all periods presented, have been made.
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

6	Q3 FY2024 Form 10-Q| H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our United States (U.S.) tax services business. The following table disaggregates our U.S. revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

				(in 000s)
	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Revenues:
U.S. assisted tax preparation	$1,534,825	$1,453,049	$1,622,430	$1,530,577
U.S. royalties	141,915	150,163	153,070	161,337
U.S. DIY tax preparation	198,570	167,022	215,529	182,330
Refund Transfers	118,937	117,384	120,892	120,210
Peace of Mind® Extended Service Plan	16,813	16,750	59,100	58,840
Tax Identity Shield®	7,536	8,720	16,810	19,237
Emerald Card® and SpruceSM	41,160	44,358	61,493	68,448
Interest and fee income on Emerald Advance®	21,169	33,750	36,702	47,267
International	68,264	69,417	158,398	156,297
Wave	23,580	22,064	70,656	66,651
Other	12,065	10,972	32,637	28,845
Total revenues	$2,184,834	$2,093,649	$2,547,717	$2,440,039

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Nine months ended March 31,	2024	2023	2024	2023
Balance, beginning of the period	$167,257	$173,486	$21,828	$19,495
Amounts deferred	72,369	76,231	8,324	8,451
Amounts recognized on previous deferrals	(68,445)	(67,276)	(8,324)	(7,084)
Balance, end of the period	$171,181	$182,441	$21,828	$20,862

As of March 31, 2024, deferred revenue related to POM was $171.2 million. We expect that $96.4 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of March 31, 2024 and 2023, Tax Identity Shield® (TIS) deferred revenue was $31.6 million and $33.3 million, respectively. Deferred revenue related to TIS was $25.2 million and $25.8 million as of June 30, 2023 and 2022, respectively. All deferred revenue related to TIS will be recognized by April 2025.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase one thousand and 0.2 million shares for the three and nine months ended March 31, 2024,

H&R Block, Inc. |Q3 FY2024 Form 10-Q	7

respectively, and 0.7 million and 0.6 million shares for the three and nine months ended March 31, 2023, respectively, as the effect would be antidilutive.
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Net income from continuing operations attributable to shareholders	$691,586	$646,077	$339,597	$257,847
Amounts allocated to participating securities	(2,788)	(2,822)	(1,350)	(1,064)
Net income from continuing operations attributable to common shareholders	$688,798	$643,255	$338,247	$256,783

Basic weighted average common shares	139,525	152,281	142,724	155,249
Potential dilutive shares	2,015	3,280	1,870	3,239
Dilutive weighted average common shares	141,540	155,561	144,594	158,488

Earnings per share from continuing operations attributable to common shareholders:
Basic	$4.94	$4.22	$2.37	$1.65
Diluted	4.87	4.14	2.34	1.62

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – We granted 1.7 million and 1.1 million shares, including adjustments for performance achievement and dividend equivalents, under our stock-based compensation plans during the nine months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense of our continuing operations totaled $7.8 million and $25.3 million for the three and nine months ended March 31, 2024, respectively, and $8.9 million and $26.8 million for the three and nine months ended March 31, 2023, respectively. As of March 31, 2024, unrecognized compensation cost for nonvested shares and units totaled $49.5 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	March 31, 2024		June 30, 2023
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$17,454	$16,922	$6,344	$19,206
Receivables for U.S. assisted and DIY tax preparation and related fees	187,579	8,360	11,061	6,824
H&R Block's Instant Refund® receivables	24,184	1,048	8,499	414
Emerald Advance®	53,978	11,875	10,834	7,089
Software receivables from retailers	9,957	—	1,650	—
Royalties and other receivables from franchisees	35,293	—	3,416	—
Wave payment processing receivables	2,165	—	964	—
Other	16,174	1,777	17,219	1,108
Total	$346,784	$39,982	$59,987	$34,641

8	Q3 FY2024 Form 10-Q| H&R Block, Inc.

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of March 31, 2024 and June 30, 2023, loans with a principal balance more than 90 days past due, or on non-accrual status, are not material.
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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by tax return year of origination, as of March 31, 2024 are as follows:

		(in 000s)
Tax return year of origination	Balance	More Than 60 Days Past Due
2023	$23,736	$—
2022 and prior	2,426	2,426
	26,162	$2,426
Allowance	(930)
Net balance	$25,232

EMERALD ADVANCE® – Historically, Emerald Advance® lines of credit (EA LOCs) have been offered to clients in our offices from mid-November through mid-January. If the borrower met certain criteria as agreed in the loan terms, the line of credit could be utilized year-round (Revolving Loan). In fiscal year 2024, EAs are being offered as term loans (EA TLs), and we discontinued EA LOCs, including the Revolving Loans. EA TLs are due on March 31, whereas, EA LOCs were required to be paid down to zero by February 15 in the prior year. See note 8 for discussion of the new EA TL.
We review the credit quality of our purchased participation interests in EA receivables based on pools, which are segregated by the fiscal year of origination, with older years being deemed more unlikely to be repaid. We establish an allowance for credit losses at an amount that we believe reflects the receivable at net realizable value. Typically, in December of each year, we charge-off the receivables and the related allowance for EA LOCs, excluding Revolving Loans, to an amount we believe represents the net realizable value. However, due to the discontinuation of EA LOCs, we charged-off the receivables and the related allowance of 2023 EA LOCs and

H&R Block, Inc. |Q3 FY2024 Form 10-Q	9

Revolving Loans during the quarter ended September 30, 2023 to an amount that we believe represents net realizable value.
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by fiscal year of origination, as of March 31, 2024 are as follows:

(in 000s)
Fiscal year of origination	Balance	Non-Accrual
2024 – Term loans	$77,595	$—
2023 and prior – Lines of credit and Revolving Loans	8,941	8,941
	86,536	$8,941
Allowance	(20,683)
Net balance	$65,853

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for our EA and all other short-term and long-term receivables for the nine months ended March 31, 2024 and 2023 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2023	$27,386	$35,108	$62,494
Provision for credit losses	21,011	40,348	61,359
Charge-offs, recoveries and other	(27,714)	(37,455)	(65,169)
Balances as of March 31, 2024	$20,683	$38,001	$58,684
Balances as of July 1, 2022	$26,141	$51,126	$77,267
Provision for credit losses	16,702	32,472	49,174
Charge-offs, recoveries and other	(14,814)	(51,081)	(65,895)
Balances as of March 31, 2023	$28,029	$32,517	$60,546

Gross charge-offs of EAs were $27.7 million for the nine months ended March 31, 2024, of which $15.4 million related to EA LOCs originated in fiscal year 2023 and $12.3 million related to Revolving Loans.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended March 31, 2024 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2023	$913,750	$(138,297)	$775,453
Acquisitions(1)	18,929	—	18,929
Disposals and foreign currency changes, net	(6,748)	—	(6,748)
Impairments	—	—	—
Balances as of March 31, 2024	$925,931	$(138,297)	$787,634

(1)    All goodwill added during the period is expected to be tax-deductible for federal income tax reporting.
In conjunction with our annual impairment test, we tested goodwill for impairment during the quarter and did not identify any impairment.

10	Q3 FY2024 Form 10-Q| H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of March 31, 2024:
Reacquired franchise rights	$403,242	$(224,204)	$179,038
Customer relationships	385,290	(318,502)	66,788
Internally-developed software	133,289	(128,487)	4,802
Noncompete agreements	44,158	(41,148)	3,010
Franchise agreements	19,201	(19,201)	—
Purchased technology	122,700	(102,165)	20,535
Trade name	5,800	(2,755)	3,045
	$1,113,680	$(836,462)	$277,218
As of June 30, 2023:
Reacquired franchise rights	$392,452	$(212,495)	$179,957
Customer relationships	351,695	(301,062)	50,633
Internally-developed software	133,380	(120,054)	13,326
Noncompete agreements	42,596	(39,617)	2,979
Franchise agreements	19,201	(18,668)	533
Purchased technology	122,700	(96,565)	26,135
Trade name	5,800	(2,320)	3,480
	$1,067,824	$(790,781)	$277,043

We made payments to acquire businesses totaling $43.2 million and $47.7 million during the nine months ended March 31, 2024 and 2023, respectively. The amounts and weighted-average lives of intangible assets acquired during the nine months ended March 31, 2024 are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Customer relationships	$34,084	5
Reacquired franchise rights	10,856	5
Noncompete agreements	1,581	5
Total	$46,521	5

Amortization of intangible assets for the three and nine months ended March 31, 2024 was $15.0 million and $46.2 million, respectively, compared to $17.8 million and $54.7 million for the three and nine months ended March 31, 2023, respectively. Estimated amortization of intangible assets for fiscal years ending June 30, 2024, 2025, 2026, 2027, and 2028 is $61.1 million, $42.8 million, $33.1 million, $26.5 million and $18.7 million, respectively.

H&R Block, Inc. |Q3 FY2024 Form 10-Q	11

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	March 31, 2024	June 30, 2023
Senior Notes, 5.250%, due October 2025	$350,000	$350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Debt issuance costs and discounts	(9,430)	(11,025)
Total long-term debt	1,490,570	1,488,975
Less: Current portion	—	—
Long-term portion	$1,490,570	$1,488,975
Estimated fair value of long-term debt	$1,381,000	$1,339,000

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of March 31, 2024.
We had no outstanding balance under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of March 31, 2024.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state, local, and foreign jurisdictions.
We had gross unrecognized tax benefits of $245.8 million and $240.1 million as of March 31, 2024 and June 30, 2023, respectively. The gross unrecognized tax benefits increased by $5.7 million during the nine months ended March 31, 2024. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $121.8 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations and anticipated closure of various matters currently under examination or in appeals. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 17.6% and 23.3% for the nine months ended March 31, 2024 and 2023, respectively. Discrete items decreased the effective tax rate

12	Q3 FY2024 Form 10-Q| H&R Block, Inc.

by 6.3% and 1.3% for the nine months ended March 31, 2024, and 2023, respectively. Discrete income tax benefits of $26.0 million and $4.2 million were recorded in the nine months ended March 31, 2024 and 2023, respectively. The discrete tax benefit recorded in the current period primarily resulted from settlements with tax authorities and statute of limitations expirations. The discrete tax benefit recorded in the prior period primarily resulted from state statute of limitations expirations. The impact discrete tax items have on our tax rate through the third quarter are slightly exaggerated versus the impact discrete tax items have on the full fiscal year tax rate.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Our U.S. and Canadian businesses offer our 100% accuracy guarantee. Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $13.6 million and $15.8 million as of March 31, 2024 and June 30, 2023, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $27.9 million and $18.3 million as of March 31, 2024 and June 30, 2023 respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short-term lines of credit for the purpose of meeting their seasonal working capital needs. Our total obligation under these lines of credit was $21.3 million at March 31, 2024, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $9.9 million.
Effective October 20, 2023, we amended the Program Management Agreement and entered into a new participation agreement related to EA TLs originated by Pathward®, N.A. (Pathward). In fiscal year 2024, EAs are being offered as term loans and we discontinued EA LOCs. EA TLs are interest bearing with principal and interest due in full on March 31, and there are no annual fees or required monthly payments. EA TLs are offered to clients in our offices, in November and December, in amounts of $350 to $1,300. We continue to purchase a 90% participation interest in each loan made by Pathward in accordance with the participation agreement. We purchased participation interests of $346.3 million during the nine months ended March 31, 2024.
Refund Advance loans are originated by Pathward and offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by Pathward. We pay fees primarily based on loan size and customer type. We have provided a guarantee up to $18.0 million related to certain loans to clients prior to the IRS accepting electronic filing. At March 31, 2024, we accrued an estimated liability of $1.4 million related to this guarantee, compared to $0.8 million at March 31, 2023.
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

H&R Block, Inc. |Q3 FY2024 Form 10-Q	13

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of March 31, 2024. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Our accrued liabilities were $5.2 million and $0.2 million as of March 31, 2024 and June 30, 2023, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of March 31, 2024, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

14	Q3 FY2024 Form 10-Q| H&R Block, Inc.

LITIGATION, CLAIMS OR OTHER LOSS CONTINGENCIES PERTAINING TO CONTINUING OPERATIONS –
On February 23, 2024, the Federal Trade Commission (FTC) filed an administrative complaint before the FTC alleging unfair or deceptive business acts or practices in connection with certain aspects of our DIY tax preparation services. A hearing before an administrative law judge (ALJ) of the FTC is scheduled for October 23, 2024. We filed a complaint in federal court in the Western District of Missouri challenging the constitutionality of the ALJ’s removal protections and seeking to enjoin the ALJ’s participation in the adjudication of the matter, which remains pending. We have also received and are responding to certain governmental inquiries and other matters relating to the IRS Free File Program and other aspects of our DIY tax preparation services, including the use of pixels. An accrual related to these matters is included in our loss contingency accrual.
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
It is difficult to predict either the likelihood of new matters being initiated or the outcome of existing matters. In many of these matters it is not possible to estimate a reasonably possible loss or range of loss due to, among other things, the inherent uncertainties involved in these matters and the indeterminate damages sought. If the amount that SCC is ultimately required to pay with respect to loss contingencies, together with payment of SCC's related administration and legal expense, exceeds SCC's net assets, the creditors of SCC, other potential claimants, or a bankruptcy trustee if SCC were to file or be forced into bankruptcy, may attempt to assert claims against us for payment of SCC's obligations. Claimants also may attempt to assert claims against or seek payment directly from the Company even if SCC's assets exceed its liabilities. SCC's principal assets, as of March 31, 2024, total approximately $271 million and consist of an intercompany note receivable. We believe our legal position is strong on any potential corporate veil-piercing arguments; however, if this position is challenged and not upheld, it could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

H&R Block, Inc. |Q3 FY2024 Form 10-Q	15

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Our subsidiaries provide assisted and do-it-yourself (DIY) tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our bank partners, to the general public primarily in the United States (U.S.), Canada and Australia. Tax returns are either prepared by H&R Block tax professionals in one of our 6,643 company-owned or 2,168 franchise offices (as of March 31, 2024), virtually or via an internet review or prepared and filed by our clients through our DIY tax solutions. We also offer small business solutions through our company-owned and franchise offices and online through Wave. We report a single segment that includes all of our continuing operations.

16	Q3 FY2024 Form 10-Q| H&R Block, Inc.

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended March 31,	2024	2023	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$1,534,825	$1,453,049	$81,776	5.6%
Royalties	141,915	150,163	(8,248)	(5.5)%
DIY tax preparation	198,570	167,022	31,548	18.9%
Refund Transfers	118,937	117,384	1,553	1.3%
Peace of Mind® Extended Service Plan	16,813	16,750	63	0.4%
Tax Identity Shield®	7,536	8,720	(1,184)	(13.6)%
Other	12,065	10,972	1,093	10.0%
Total U.S. tax preparation and related services	2,030,661	1,924,060	106,601	5.5%
Financial services:
Emerald Card® and SpruceSM	41,160	44,358	(3,198)	(7.2)%
Interest and fee income on Emerald Advance®	21,169	33,750	(12,581)	(37.3)%
Total financial services	62,329	78,108	(15,779)	(20.2)%
International	68,264	69,417	(1,153)	(1.7)%
Wave	23,580	22,064	1,516	6.9%
Total revenues	$2,184,834	$2,093,649	$91,185	4.4%
Compensation and benefits:
Field wages	510,299	480,779	(29,520)	(6.1)%
Other wages	75,356	73,503	(1,853)	(2.5)%
Benefits and other compensation	99,653	100,368	715	0.7%
	685,308	654,650	(30,658)	(4.7)%
Occupancy	119,364	118,111	(1,253)	(1.1)%
Marketing and advertising	194,349	210,508	16,159	7.7%
Depreciation and amortization	30,672	32,313	1,641	5.1%
Bad debt	41,008	34,273	(6,735)	(19.7)%
Other	185,929	179,292	(6,637)	(3.7)%
Total operating expenses	1,256,630	1,229,147	(27,483)	(2.2)%
Other income (expense), net	5,224	13,224	(8,000)	(60.5)%
Interest expense on borrowings	(26,070)	(22,298)	(3,772)	(16.9)%
Pretax income	907,358	855,428	51,930	6.1%
Income taxes	215,772	209,351	(6,421)	(3.1)%
Net income from continuing operations	691,586	646,077	45,509	7.0%
Net loss from discontinued operations	(849)	(2,648)	1,799	67.9%
Net income	$690,737	$643,429	$47,308	7.4%
DILUTED EARNINGS PER SHARE
Continuing operations	$4.87	$4.14	$0.73	17.6%
Discontinued operations	(0.01)	(0.02)	0.01	50.0%
Consolidated	$4.86	$4.12	$0.74	18.0%
Adjusted diluted EPS(1)	$4.94	$4.20	$0.74	17.6%
EBITDA (1)	$964,100	$910,039	$54,061	5.9%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. |Q3 FY2024 Form 10-Q	17

Three months ended March 31, 2024 compared to March 31, 2023
Revenues increased $91.2 million, or 4.4%, from the prior year. U.S. assisted tax preparation revenues increased $81.8 million, or 5.6%, due to a 4.4% increase in net average charge combined with higher company-owned tax return volumes in the current year. U.S. royalty revenue decreased $8.2 million, or 5.5%, due to lower franchise tax return volumes. During the year we purchased franchise offices which results in increasing tax preparation revenues and decreasing royalties as the revenues and returns become company-owned after the acquisition. For the three months ended March 31, 2024 our total assisted tax return volume, which includes both company-owned and franchise offices, decreased 1.1% from the prior year.
U.S. DIY tax preparation revenues increased $31.5 million, or 18.9%, primarily due to an 8.9% increase in online paid returns combined with a 10.3% increase in paid net average charge compared to the prior year.
Interest and fee income on Emerald Advance® (EA) decreased $12.6 million, or 37.3%, due to lower customer fees under the new EA term loan, partially offset by higher interest income in the current year due to the increase in EA loans and a later due date for the loans than the prior year.
Total operating expenses increased $27.5 million, or 2.2%, from the prior year. Field wages increased $29.5 million, or 6.1%, due to higher wages in the current year primarily due to the increase in company-owned volumes. Marketing and advertising expense decreased $16.2 million, or 7.7%, primarily due to the timing of television advertising in the current year compared to the prior year. Bad debt expense increased $6.7 million, or 19.7%, primarily due to an increase in Refund Transfers and higher bad debt rates in the current year.
Other operating expenses increased $6.6 million, or 3.7%. The components of other expenses are as follows:

				(in 000s)
Three months ended March 31,	2024	2023	$ Change	% Change
Consulting and outsourced services	$37,896	$42,130	$4,234	10.0%
Bank partner fees	29,681	24,778	(4,903)	(19.8)%
Client claims and refunds	8,117	8,787	670	7.6%
Employee and travel expenses	8,368	9,906	1,538	15.5%
Technology-related expenses	30,623	26,385	(4,238)	(16.1)%
Credit card/bank charges	36,702	34,159	(2,543)	(7.4)%
Insurance	2,645	2,891	246	8.5%
Legal fees and settlements	11,286	2,685	(8,601)	(320.3)%
Supplies	11,231	15,956	4,725	29.6%
Other	9,380	11,615	2,235	19.2%
	$185,929	$179,292	$(6,637)	(3.7)%

Bank partner fees increased $4.9 million, or 19.8%, due to the increase in Refund Advance loans in the current year. Legal fees and settlements expense increased $8.6 million in the current year. Supplies expense decreased $4.7 million, or 29.6%, primarily due to lower office supplies purchased in the current year.
Other income (expense), net decreased $8.0 million, or 60.5%, primarily due to income from a legal settlement in the prior year.
We recorded income tax expense of $215.8 million in the current year compared to $209.4 million in the prior year. The effective tax rate for the three months ended March 31, 2024, and 2023 was 23.8% and 24.5%, respectively.

18	Q3 FY2024 Form 10-Q| H&R Block, Inc.

Consolidated - Financial Results		(in 000s, except per share amounts)
Nine months ended March 31,	2024	2023	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$1,622,430	$1,530,577	$91,853	6.0%
Royalties	153,070	161,337	(8,267)	(5.1)%
DIY tax preparation	215,529	182,330	33,199	18.2%
Refund Transfers	120,892	120,210	682	0.6%
Peace of Mind® Extended Service Plan	59,100	58,840	260	0.4%
Tax Identity Shield®	16,810	19,237	(2,427)	(12.6)%
Other	32,637	28,845	3,792	13.1%
Total U.S. tax preparation and related services	2,220,468	2,101,376	119,092	5.7%
Financial services:
Emerald Card® and SpruceSM	61,493	68,448	(6,955)	(10.2)%
Interest and fee income on Emerald Advance®	36,702	47,267	(10,565)	(22.4)%
Total financial services	98,195	115,715	(17,520)	(15.1)%
International	158,398	156,297	2,101	1.3%
Wave	70,656	66,651	4,005	6.0%
Total revenues	$2,547,717	$2,440,039	$107,678	4.4%
Compensation and benefits:
Field wages	650,529	618,656	(31,873)	(5.2)%
Other wages	222,125	207,786	(14,339)	(6.9)%
Benefits and other compensation	170,964	169,477	(1,487)	(0.9)%
	1,043,618	995,919	(47,699)	(4.8)%
Occupancy	319,843	316,874	(2,969)	(0.9)%
Marketing and advertising	211,135	236,299	25,164	10.6%
Depreciation and amortization	91,004	98,660	7,656	7.8%
Bad debt	67,560	57,018	(10,542)	(18.5)%
Other	360,111	363,081	2,970	0.8%
Total operating expenses	2,093,271	2,067,851	(25,420)	(1.2)%
Other income (expense), net	20,982	21,020	(38)	(0.2)%
Interest expense on borrowings	(63,304)	(57,107)	(6,197)	(10.9)%
Pretax income	412,124	336,101	76,023	22.6%
Income taxes	72,527	78,254	5,727	7.3%
Net income from continuing operations	339,597	257,847	81,750	31.7%
Net loss from discontinued operations	(2,097)	(6,418)	4,321	67.3%
Net income	$337,500	$251,429	$86,071	34.2%
DILUTED EARNINGS PER SHARE
Continuing operations	$2.34	$1.62	$0.72	44.4%
Discontinued operations	(0.02)	(0.04)	0.02	50.0%
Consolidated	$2.32	$1.58	$0.74	46.8%
Adjusted diluted EPS(1)	$2.54	$1.80	$0.74	41.1%
EBITDA (1)	$566,432	$491,868	$74,564	15.2%

(1) All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. |Q3 FY2024 Form 10-Q	19

Nine months ended March 31, 2024 compared to March 31, 2023
Revenues increased $107.7 million, or 4.4%, from the prior year. U.S. assisted tax preparation revenues increased $91.9 million, or 6.0%, due to a 4.6% increase in net average charge combined with higher company-owned tax return volumes in the current year. U.S. royalties revenue decreased $8.3 million, or 5.1%, due to lower franchise tax return volumes. During the year we purchased franchise offices which results in increasing tax preparation revenues and decreasing royalties as the revenues and returns become company-owned after the acquisition. Through the nine months ended March 31, 2024 our total assisted tax return volume, which includes both company-owned and franchise offices, decreased 1.1% from the prior year.
U.S. DIY tax preparation revenues increased $33.2 million, or 18.2%, primarily due to a 9.1% increase in online paid returns combined with a 9.4% increase in paid net average charge compared to the prior year.
Emerald Card® and SpruceSM revenues decreased $7.0 million, or 10.2%, due to lower Emerald Card® activity in the current year as a result of less funds being loaded on the cards. Interest and fee income on Emerald Advance® decreased $10.6 million, or 22.4%, due to lower customer fees under the new EA term loan, partially offset by higher interest income due to the increase in EA loans and a longer loan term in the current year.
Total operating expenses increased $25.4 million, or 1.2%, from the prior year period. Field wages increased $31.9 million, or 5.2%, due to higher wages in the current year primarily resulting from an increase in company-owned volumes. Other wages increased $14.3 million, or 6.9%, primarily due to higher corporate wages in the current year. Marketing and advertising expense decreased $25.2 million, or 10.6%, primarily due to the timing of television advertising in the current year compared to the prior year. Depreciation and amortization expense decreased $7.7 million, or 7.8%, primarily due to lower amortization of capitalized software. Bad debt expense increased $10.5 million, or 18.5%, due to an increase in Refund Transfers and EA loans coupled with higher bad debt rates compared to the prior year.
Other operating expenses decreased $3.0 million, or 0.8%. The components of other expenses are as follows:

				(in 000s)
Nine months ended March 31,	2024	2023	$ Change	% Change
Consulting and outsourced services	$67,297	$82,635	$15,338	18.6%
Bank partner fees	28,616	23,981	(4,635)	(19.3)%
Client claims and refunds	17,463	21,002	3,539	16.9%
Employee and travel expenses	26,429	30,675	4,246	13.8%
Technology-related expenses	80,962	76,789	(4,173)	(5.4)%
Credit card/bank charges	71,639	67,682	(3,957)	(5.8)%
Insurance	8,071	6,260	(1,811)	(28.9)%
Legal fees and settlements	19,715	7,155	(12,560)	(175.5)%
Supplies	18,349	23,291	4,942	21.2%
Other	21,570	23,611	2,041	8.6%
	$360,111	$363,081	$2,970	0.8%

Consulting and outsourced services expense decreased $15.3 million, or 18.6%, due to lower contract labor, Emerald Card® data processing and call center expenses in the current year. Legal fees and settlements expense increased $12.6 million, or 175.5%, in the current year.
We recorded income tax expense of $72.5 million in the current year compared to $78.3 million in the prior year. The effective tax rate for the nine months ended March 31, 2024, and 2023 was 17.6% and 23.3%, respectively. See Item 1, note 7 to the consolidated financial statements for additional discussion.
Assisted tax return volume, which includes our company-owned and franchise operations, decreased 1.2% from July 1, 2023 through April 30, 2024 compared to the prior year period. DIY online paid tax return volume from July 1, 2023 through April 30, 2024, increased 5.9% compared to the prior year period. Our business is highly

20	Q3 FY2024 Form 10-Q| H&R Block, Inc.

seasonal and results for the nine months ended March 31, as well as results for the period ended April 30, may not be indicative of results for the fiscal year ended June 30, 2024.
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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of March 31, 2024 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the nine months ended March 31, 2024 and 2023. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Nine months ended March 31,	2024	2023
Net cash provided by (used in):
Operating activities	$420,264	$498,386
Investing activities	(99,643)	(101,287)
Financing activities	(520,503)	(505,587)
Effects of exchange rates on cash	(2,739)	(7,880)
Net decrease in cash and cash equivalents, including restricted balances	$(202,621)	$(116,368)

Operating Activities. Cash provided by operations totaled $420.3 million for the nine months ended March 31, 2024 compared to $498.4 million in the prior year period. The change is primarily due to higher receivables in the current year and the receipt of income tax receivables in the prior year, partially offset by lower bonus and payroll tax payments in the current year.
Investing Activities. Cash used in investing activities totaled $99.6 million for the nine months ended March 31, 2024 compared to $101.3 million in the prior year period. The change is primarily due to lower payments to acquire businesses in the current year.
Financing Activities. Cash used in financing activities totaled $520.5 million for the nine months ended March 31, 2024 compared to $505.6 million in the prior year period. The change is primarily due to higher shares surrendered related to the vesting of stock-based compensation awards in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $135.1 million and $133.8 million for the nine months ended March 31, 2024 and 2023, respectively. Although we have historically paid dividends and plan

H&R Block, Inc. |Q3 FY2024 Form 10-Q	21

to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
During the nine months ended March 31, 2024, we repurchased $350.1 million of our common stock at an average price of $43.66 per share, excluding excise taxes in connection with such repurchases. In the prior year period, we repurchased $350.1 million of our common stock at an average price of $42.86 per share. Our current share repurchase program has remaining authorization of $350.0 million, which is effective through June 2025.
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
    Capital Investment. Capital expenditures totaled $53.8 million and $56.7 million for the nine months ended March 31, 2024 and 2023, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $43.2 million and $47.7 million during the nine months ended March 31, 2024 and 2023, respectively. See Item 1, note 5 for additional information on our acquisitions.
FINANCING RESOURCES – The CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We had no outstanding balance under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of March 31, 2024.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of March 31, 2024 and June 30, 2023:

As of	March 31, 2024			June 30, 2023
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Positive
S&P	A-2	BBB	Stable	A-2	BBB	Stable

Other than described above, there have been no material changes in our borrowings from those reported as of June 30, 2023 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of March 31, 2024, we held cash and cash equivalents, excluding restricted amounts, of $794.6 million, including $130.8 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of March 31, 2024.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a material tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an decrease of $2.7 million and $7.9 million during the nine months ended March 31, 2024 and 2023, respectively.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – EAs are originated by Pathward. We purchase a 90% participation interest, at par, in all EAs originated by Pathward in accordance with our participation agreement. Effective October 20, 2023, we amended the Program Management Agreement and entered into a new participation agreement related to EAs originated by Pathward. We purchased participation interests of $346.3 million during the nine months ended March 31, 2024.
There have been no other material changes in our contractual obligations and commercial commitments from those reported in our June 30, 2023 Annual Report on Form 10-K.

22	Q3 FY2024 Form 10-Q| H&R Block, Inc.

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

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	March 31, 2024	June 30, 2023
Current assets	$90,867	$37,407
Noncurrent assets	1,724,972	1,725,234
Current liabilities	77,019	78,259
Noncurrent liabilities	1,491,783	1,494,010

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Nine months ended March 31, 2024	Twelve months ended June 30, 2023
Total revenues	$119,650	$160,236
Income from continuing operations before income taxes	70,417	40,258
Net income from continuing operations	54,127	31,713
Net income	52,029	23,613

The table above reflects $1.7 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of March 31, 2024 and June 30, 2023, respectively.
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

H&R Block, Inc. |Q3 FY2024 Form 10-Q	23

The following is a reconciliation of net income to EBITDA from continuing operations, which is a non-GAAP financial measure:

				(in 000s)
	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Net income - as reported	$690,737	$643,429	$337,500	$251,429
Discontinued operations, net	849	2,648	2,097	6,418
Net income from continuing operations - as reported	691,586	646,077	339,597	257,847
Add back:
Income taxes	215,772	209,351	72,527	78,254
Interest expense	26,070	22,298	63,304	57,107
Depreciation and amortization	30,672	32,313	91,004	98,660
	272,514	263,962	226,835	234,021
EBITDA from continuing operations	$964,100	$910,039	$566,432	$491,868

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Net income from continuing operations - as reported	$691,586	$646,077	$339,597	$257,847
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	12,869	13,011	37,693	38,546
Tax effect of adjustments (1)	(2,793)	(3,190)	(8,815)	(9,198)
Adjusted net income from continuing operations	$701,622	$655,898	$368,475	$287,195
Diluted earnings per share from continuing operations - as reported	$4.87	$4.14	$2.34	$1.62
Adjustments, net of tax	0.07	0.06	0.20	0.18
Adjusted diluted earnings per share from continuing operations	$4.94	$4.20	$2.54	$1.80

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

24	Q3 FY2024 Form 10-Q| H&R Block, Inc.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

H&R Block, Inc. |Q3 FY2024 Form 10-Q	25

PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported in our June 30, 2023 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended March 31, 2024 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	2	$47.47	—	$350,000
February 1 - February 29	4	$46.39	—	$350,000
March 1 - March 31	1	$48.14	—	$350,000
	7	$46.90	—

(1)We purchased approximately 7 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)In August 2022, we announced that our Board of Directors approved a $1.25 billion share repurchase program, effective through June 2025.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Director and Section 16 Officer Trading Arrangements
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

26	Q3 FY2024 Form 10-Q| H&R Block, Inc.

ITEM 6.    EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

22	List of Guarantor and Issuer Subsidiaries, filed as Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, file number 1-06089, is incorporated herein by reference.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

H&R Block, Inc. |Q3 FY2024 Form 10-Q	27

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
May 9, 2024

/s/ Tony G. Bowen
Tony G. Bowen
Chief Financial Officer
May 9, 2024

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
May 9, 2024

28	Q3 FY2024 Form 10-Q| H&R Block, Inc.