Form 10-K
period 2024-06-30
H&R BLOCK INC
filed 2024-08-15
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☑
The aggregate market value of the registrant's Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on December 29, 2023, was $6,758,236,447.
Number of shares of the registrant's Common Stock, without par value, outstanding on July 31, 2024: 139,594,009.
Documents incorporated by reference
The definitive proxy statement for the registrant's 2024 Annual Meeting of Shareholders, to be filed no later than 120 days after June 30, 2024, is incorporated by reference in Part III to the extent described therein.

2024 FORM 10-K AND ANNUAL REPORT

INTRODUCTION
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc., to H&R Block, Inc. and its subsidiaries, or to H&R Block, Inc.'s operating subsidiaries, as appropriate to the context.
Specified portions of our proxy statement are "incorporated by reference" in response to certain items. Our proxy statement will be made available to shareholders no later than 120 days after June 30, 2024, and will also be available on our website at www.hrblock.com.
FORWARD-LOOKING STATEMENTS
This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or variation of words such as "expects," "anticipates," "intends," "plans," "believes," "commits," "seeks," "estimates," "projects," "forecasts," "targets," "would," "will," "should," "could," "may" or other similar expressions. Forward-looking statements provide management's current expectations or predictions of future conditions, events or results. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. They may include estimates of revenues, client trajectory, income, effective tax rate, earnings per share, cost savings, capital expenditures, dividends, share repurchases, liquidity, capital structure, market share, industry volumes or other financial items, descriptions of management's plans or objectives for future operations, services or products, or descriptions of assumptions underlying any of the above. They may also include the expected impact of external events beyond the Company's control, such as outbreaks of infectious disease, severe weather events, natural or manmade disasters, or changes in the regulatory environment in which we operate.
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

H&R Block, Inc. | 2024 Form 10-K	1

PART I
ITEM 1. BUSINESS
OVERVIEW
H&R Block provides help and inspires confidence in its clients and communities everywhere through global tax preparation services, financial products, and small business solutions. We blend digital innovation with human expertise and care to help people get the best outcome at tax time and also be better with money by using our mobile banking app, Spruce℠. Through Block Advisors and Wave, we help small-business owners thrive with year-round bookkeeping, payroll, advisory and payment processing solutions.
H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri. A complete list of our subsidiaries as of June 30, 2024 can be found in Exhibit 21.

During fiscal year 2024, we prepared
11.4 million U.S. assisted tax returns(1)
and our clients filed
3.8 million DIY online paid tax returns(1)
which contributed to our consolidated revenues of
$3.6 billion,
net income from continuing operations of
$598.0 million,
EBITDA(2) from continuing operations of
$963.2 million,
and diluted EPS from continuing operations of
$4.14 per share.
We repurchased
8.0 million shares of our common stock,
and declared dividends of
$1.28 per share,
which was an increase of
$0.12, or 10.3%, per share from the prior year.
(1) U.S. assisted tax returns prepared includes tax returns prepared in U.S. company-owned and franchise operations, including virtual returns. An assisted tax return is defined as a current or prior year individual or business tax return that has been accepted by the client. A DIY online paid return is defined as a current year individual or business tax return that has been accepted by the client.
(2) See "Non-GAAP Financial Information" in Item 7 for a reconciliation of non-GAAP measures.

2	2024 Form 10-K | H&R Block, Inc.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We provide assisted and do-it-yourself (DIY) tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded services and products, including those of our bank partners, to the general public primarily in the United States (U.S.), Canada and Australia. Tax returns are either prepared by H&R Block tax professionals in one of our company-owned or franchise offices, virtually or via an online review or prepared and filed by our clients through our DIY tax solutions. We also offer small business solutions through our company-owned and franchise offices (including in-person, online and virtual) and online through Wave. We report a single segment that includes all of our continuing operations.

Fiscal 2024 Revenues
Financial products and services, 3%
Wave, 2%
International, 7%
U.S. tax preparation related services, 9%
U.S. Royalties, 6%
U.S. tax preparation, 73%

TAX PREPARATION SERVICES
Assisted income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or our franchisees. These tax professionals provide assistance to our clients either in person or virtually in a number of ways. Clients can come into an office, digitally "drop off" their documents for their tax professional, approve their return online, or have a tax professional review a return they prepared themselves through Tax Pro Review®.
Our online software may be accessed through our website at www.hrblock.com or in a mobile application, while our desktop software may be purchased online and through third-party retail stores. Our generative AI powered technology, AI Tax Assist, and human help was offered to clients who prepared a paid DIY online return in the current year at no additional charge.
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

H&R Block, Inc. | 2024 Form 10-K	3

OTHER OFFERINGS
During fiscal year 2024, we also offered U.S. clients a number of additional services, including Refund Transfers (RT), our Peace of Mind® Extended Service Plan (POM), H&R Block Emerald Prepaid Mastercard® (Emerald Card®), SpruceSM, H&R Block Emerald Advance® (EA) term loans, Tax Identity Shield® (TIS), Refund Advances (RA), and small business financial solutions. For our Canadian clients, we also offer POM, H&R Block's Instant Refund®, H&R Block Pay With Refund®, and small business financial solutions.
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
H&R Block Emerald Prepaid Mastercard® and SpruceSM. The Emerald Card® and SpruceSM debit card can be used for everyday purchases, bill payments and ATM withdrawals anywhere Debit Mastercard® (Mastercard is a registered trademark of Mastercard International Incorporated) is accepted. Clients can receive their tax refunds and direct RT, EA or RA proceeds directly onto an Emerald Card® or into their SpruceSM account. Additional funds can be added to the Emerald Card® and to SpruceSM year-round, such as through direct deposit or at participating retail reload providers. The Emerald Card® and SpruceSM debit card can be added to clients' mobile wallets. We distribute the Emerald Card® and the SpruceSM debit card issued by our bank partner.
H&R Block Emerald Advance® Term Loans. EA term loans are offered by our bank partner to clients in our offices, in November and December, in amounts of $350 to $1,300. EA term loans are interest bearing with principal and interest due in full on March 31, and there are no annual fees or required monthly payments.
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
Refund Advance Loans. RAs are interest-free loans offered by our bank partner, which are available to eligible U.S. assisted clients in company-owned and participating franchise locations, including virtual clients. In tax season 2024, RAs were offered in amounts of $250, $500, $750, $1,250 and $3,500, based on client eligibility as determined by our bank partner.
H&R Block's Instant Refund®. Our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), for a fee. The fee charged for this service is mandated by federal legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund amount is then sent by the CRA directly to us.
Small Business Financial Solutions. Our Block Advisors small business certified tax professionals provide small businesses with financial expertise in taxes, bookkeeping and payroll through our office network (including in-person, online and virtual). Wave provides small business owners with an online solution to manage their finances, including payment processing, payroll and bookkeeping services.

4	2024 Form 10-K | H&R Block, Inc.

SEASONALITY OF BUSINESS
Because the majority of our clients file their tax returns during the period from February through April in a typical year, a substantial majority of our revenues from income tax return preparation and related services and products are earned during this period. As a result, we generally operate at a loss through the first two quarters of our fiscal year.
COMPETITIVE CONDITIONS
We provide assisted and DIY tax preparation services and products, as well as small business financial solutions, and face substantial competition in and across each category, including from tax return preparation firms, software providers, accounting firms, independent tax preparers, certified public accountants and governmental organizations, including the IRS, state and foreign tax authorities.
We are one of the largest providers of tax return preparation solutions and electronic filing services in the U.S., Canada, and Australia with 23.8 million returns filed by or through H&R Block in fiscal year 2024.
GOVERNMENT REGULATION
Our business is subject to various forms of government regulation, including U.S. Federal and state tax preparer regulations, financial consumer protection and privacy regulations, state regulations, franchise regulations and foreign regulations. See further discussion of these items in our Item 1A. Risk Factors and Item 7 under "Regulatory Environment" of this Form 10-K.
HUMAN CAPITAL
Fulfilling our Purpose extends to helping and inspiring confidence in our associates. We remain committed to our associates’ total well-being — physical, mental, financial, career, team, and community. Together, when we balance these components, we achieve personal, team, and organizational strength.
Associates. We had approximately 4,200 regular full-time associates as of June 30, 2024. Our business is dependent on the availability of a seasonal workforce, including tax professionals, and our ability to hire, train, and supervise these associates. The highest number of persons we employed during the fiscal year ended June 30, 2024, including seasonal associates, was approximately 70,900.
Associate Engagement. We administer an annual survey to all associates to better understand their levels of engagement and identify areas where we can improve. We compare our scores to the top 25th percentile of the global benchmark to challenge our associates and leaders and to yield reports that are easier for leaders to identify opportunities to take action. Across the company, over 40% of culture and engagement questions measured were at or above the top 25th percentile of the global benchmark. We are pleased with our overall employee satisfaction score which currently meets the Top 25 benchmark. Individual leaders at all levels create and monitor culture and engagement-related goals.
Compensation and Benefits. Our total rewards programs are designed to attract and retain top talent by supporting what associates need to be their authentic selves. Our equitable and comprehensive benefits offerings provide access to benefits to help both regular and seasonal associates plan for the health and security of their families. H&R Block offers comprehensive mental and behavioral health support through robust well-being programs, ensuring regular associates and their families have access to therapists, coaching, and holistic mental health services.
To thank our associates for their resiliency and hard work, each year H&R Block takes an “Annual Reboot” – a paid week of time off offered during the first week of July – as an important time for our associates to disconnect, recharge, and reboot.
H&R Block also provides comprehensive medical insurance to our associates and extends the opportunity for medical insurance to our seasonal workforce who satisfy the eligibility guidelines of the Affordable Care Act. Subject to meeting eligibility requirements, associates can also choose to participate in the H&R Block Retirement Savings Plan 401(k) and Employee Stock Purchase Plan. Collectively, these programs promote and support the physical, mental, financial, and community well-being of our associates.

H&R Block, Inc. | 2024 Form 10-K	5

Training and Development. Our people are the number one enabler for living our Purpose, and we recognize the importance of attracting, developing, and retaining top talent. Our goal is to provide continuous development opportunities to our associates in order to help them grow both personally and professionally. We do this through a robust offering of programs, educational courses, and learning journeys offered virtually and in person.
Our expertise is delivered each year through our tax professional network. H&R Block tax professionals receive extensive annual tax training on topics including recent tax code changes and filing practices, and we offer additional education opportunities for tax professionals to enhance their knowledge and skills. In preparation for the upcoming tax season, our tax professionals receive training on H&R Block products, soft skills, and tax office best practices. These resources ultimately enable us to continue enhancing our services and better our client experience.
Belonging. At H&R Block, we foster a culture of belonging, where every voice is heard and our associates feel safe, included, and inspired. We are committed to a fair and respectful workplace culture, free of discrimination; and we work to foster a Connected Culture that ensures all associates have a strong sense of belonging across the organization.
Connected Culture is a relationship centered principle at H&R Block that puts associates and clients at the heart of our strategic focus. It creates an environment of clear accountability, partnership, and trust – all focused on common goals, allowing for accelerated business and personal progress. Relationships are at the heart of how we work with each other, our customers, and in our communities.
In the workplace we are committed to creating an environment where everyone feels they belong, and we believe that our commitment to diversity and inclusion makes us a stronger, more successful company. We continually reflect on our management approaches to improve the workplace, including discussions with our Board of Directors, to review how we can provide a sense of belonging within the company for our associates - what we call Belonging@Block.
One of the many ways we work to foster a Connected Culture across the organization for all associates to connect, support, motivate, and inspire is through our associate-led Belonging Groups focusing on LGBTQ+, neurodiversity, young professionals, veterans, women, Black, and Hispanic/Latino/a/x associates.
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

6	2024 Form 10-K | H&R Block, Inc.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (as of June 30, 2024)

Jeffrey J. Jones II, 56, became our President and Chief Executive Officer in October 2017 and was our President and Chief Executive Officer-Designate from August 2017 to October 2017. Before joining the Company, he served as the President of Ridesharing at Uber Technologies, Inc. from October 2016 until March 2017. He also served as the Executive Vice President and Chief Marketing Officer of Target Corporation from April 2012 until September 2016.

Tony G. Bowen, 49, became our Chief Financial Officer in May 2016. Prior to that, he served as our Vice President, U.S. Tax Services Finance from May 2013 through April 2016. He will be retiring effective September 13, 2024.

Kellie J. Logerwell, 54, became our Chief Accounting Officer in July 2016. Prior to that, she served as our Vice President of Corporate and Field Accounting from December 2014 until July 2016 and as our Assistant Controller from December 2010 until December 2014.

Dara S. Redler, 57, became our Chief Legal Officer in January 2022. Prior to joining the Company, she served as General Counsel and Corporate Secretary for Tilray, Inc. from January 2019 until September 2021. She also held various legal roles of increasing responsibility with The Coca-Cola Company from September 2001 until December 2018.

Curtis A. Campbell, 51, became our President, Global Consumer Tax and Chief Product Officer in June 2024. Prior to that, he served as the Chief Executive Officer of TaxAct where he ran TaxAct from 2018 until it was sold by Blucora, Inc. in 2022. He continued to lead TaxAct after the sale until 2023. Prior to TaxAct, Mr. Campbell served Capital One Financial Corporation as Managing Vice President of Consumer Auto from 2017 to 2018. He also served in Vice President roles at Intuit Inc, leading Product Management and Strategy from 2014 to 2017.

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
Information contained on our website does not constitute any part of this report.

H&R Block, Inc. | 2024 Form 10-K	7

ITEM 1A. RISK FACTORS
Our business activities expose us to a variety of risks. Identification, monitoring, and management of these risks are essential to the success of our operations and the financial soundness of H&R Block. Senior management and the Board of Directors, acting as a whole and through its committees, take an active role in our risk management process and have delegated certain activities related to the oversight of risk management to the Company's enterprise risk management (ERM) team and the Enterprise Risk Committee, which is comprised of Vice Presidents of major business and control functions and members of the ERM team. The Company’s ERM team, working in coordination with the Enterprise Risk Committee, is responsible for identifying and monitoring risk exposures and related mitigation and leading the continued development of our risk management policies and practices.
An investment in our securities involves risk, including the risk that the value of that investment may decline or that returns on that investment may fall below expectations. There are a number of factors that could cause actual conditions, events, or results to differ materially from those described in forward-looking statements, many of which are beyond management's control or its ability to accurately estimate or predict, or that could adversely affect our financial position, results of operations, cash flows, and the value of an investment in our securities. The risks described below are not the only ones we face. We could also be affected by other events, factors, or uncertainties that are presently unknown to us or that we do not currently consider to be significant risks to our business. These risks may be exacerbated by the effects of local, national, and global conditions or events, including macroeconomic, political, geopolitical, or public health conditions or events, which may cause significant instability.
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
In addition, taxing authorities in various federal, state, local, and foreign jurisdictions in which we operate have introduced measures seeking to simplify or otherwise modify the preparation and filing of tax returns or the issuance of refunds in their respective jurisdictions. For example, from time to time, U.S. federal and state governments have considered various proposals through which the respective governmental taxing authorities would use taxpayer information provided by employers, financial institutions, and other payers to "pre-populate," prepare, and calculate tax returns and distribute them to taxpayers. There are various initiatives from time to time seeking to expedite, reduce, or change the timing of refunds, which could reduce the demand for certain of our services or financial products.
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

8	2024 Form 10-K | H&R Block, Inc.

Increased competition for clients could adversely affect our current market share and profitability.
We face substantial competition throughout our businesses. All categories in the tax return preparation industry are highly competitive, and additional competitors have entered, and in the future may enter, the market to provide tax preparation services or products. In the assisted tax services category, there are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Commercial tax return preparers are highly competitive with regard to price and service. In DIY and virtual, options include various forms of digital electronic assistance, including online and mobile applications, and desktop software, all of which we offer. Our DIY and virtual services and products compete with a number of online and software solutions, primarily on price and functionality. Individual tax filers may elect to change their tax preparation method, choosing from among various assisted, DIY, and virtual offerings.
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
We may not be effective in achieving our strategic and operating objectives.
Our strategy is focused on small business, financial products and the tax client experience. While we believe that we have identified and will identify strategic objectives that are appropriate and achievable, it is possible that our objectives may not deliver projected long-term growth in revenue and profitability due to competition, inadequate execution, incorrect assumptions, sub-optimal resource allocation, or other reasons, including any of the other risks described in this “Risk Factors” section.
As a part of our strategy, we expect to continue to seek growth through acquisitions. Our future growth and profitability may depend, in part, upon our successful execution of those acquisitions. However, we may not be able to execute on our growth strategy due to a number of factors, including an inability to identify sufficient suitable acquisition candidates, an unwillingness of businesses to sell to us, an inability to generate the funds necessary to fully execute desired acquisitions, or our inability to successfully integrate acquired businesses into our business model and operate them effectively.
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

H&R Block, Inc. | 2024 Form 10-K	9

at no charge. Government tax authorities, volunteer organizations, our competitors, and potential new market entrants have implemented, and may expand free offerings in the future. In tax season 2024, the IRS launched a limited free direct tax filing system, which it has announced it will expand for the 2025 filing season. In addition, certain members of private industry offer free DIY tax software to certain taxpayers through Free File, Inc., which operates under an agreement among the IRS and those industry participants that is currently set to expire in October 2029. As a result of these or other programs, the government has, and could further, become our direct competitor, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
In order to compete, we have offered certain, and may in the future offer, additional services and products at no charge. There can be no assurance that we will be able to attract clients or effectively ensure the migration of clients from our free offerings to those for which we receive fees, and clients who have formerly paid for our offerings may elect to use free offerings instead. These competitive factors may diminish our revenue and profitability, or harm our ability to acquire and retain clients, resulting in a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Our businesses may be adversely affected by difficult economic, geopolitical or public health conditions.
Unfavorable changes in economic conditions, which are typically beyond our control, including without limitation, inflation, slowing growth, rising interest rates, recession, changes in the political climate, significant armed conflicts, acts of war or terrorism, supply chain or labor market disruptions, banking or financial market disruptions, pandemics or endemics, or other adverse changes, could negatively affect our business and financial condition. Difficult economic conditions are frequently characterized by high unemployment levels and declining consumer and business spending. These poor economic conditions may negatively affect demand and pricing for our services and products. In the event of difficult economic conditions that include high unemployment levels, especially within the client segments we serve, clients may elect not to file tax returns or utilize lower cost preparation and filing alternatives.
In addition, difficult economic conditions may disproportionately impact small business owners. Wave’s revenues may be negatively impacted in the event of a sustained economic slowdown or recession. Difficult economic conditions, including an economic recession or high inflationary period, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
OPERATIONAL AND EXECUTION RISKS
Our failure to effectively address fraud by third parties using our offerings could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Many industries have experienced an increased variety and amount of attempted fraudulent activities by third parties, and those fraudulent activities are becoming increasingly sophisticated through the use of artificial intelligence, social engineering, and other technological developments and strategies. A number of companies, including those in the tax return preparation and financial services industries, have reported instances where criminals created new accounts, or gained access to consumer information or user accounts maintained on their systems by using stolen identity information (e.g., email, username, password information, or credit history) obtained from third-party sources. We have experienced, and in the future may continue to experience, this form of unauthorized and illegal use and/or access to our systems, despite no breach in the security of our systems. Though we do not believe this fraud is uniquely targeted at our offerings, our failure to effectively address any such fraud may adversely impact our business and our consolidated financial position, results of operations, and cash flows.
In addition to losses directly from such fraud, which could occur in some cases, we may also suffer a loss of confidence by our clients or by governmental agencies in our ability to detect and mitigate fraudulent activity, and such governmental authorities may refuse to allow us to continue to offer such services or products. For example, a person with malicious intent may unlawfully create a new account with stolen information or take existing user account and password information from our clients to electronically file fraudulent federal and state tax returns, which could impede their ability to file their tax returns and receive refunds (or other amounts due) and diminish consumers' perceptions of the security and reliability of our services and products, despite no breach in the security of our systems.

10	2024 Form 10-K | H&R Block, Inc.

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
Furthermore, as fraudulent activity continues to become more pervasive and sophisticated, we may implement fraud detection and prevention measures that could make it less convenient for legitimate clients to obtain and use our services and products, which may adversely affect the demand for our services and products, our reputation, and our financial performance.
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
We have experienced systems outages in the past, and there can be no assurance that system or internet failures or interruptions in critical business capabilities will not occur in the future, and, if they do occur, that we, our franchisees or the private or governmental third parties on whom we rely, will adequately address them. The precautionary measures that we, or third parties on whom we rely, have implemented to avoid systems outages and to minimize the effects of any data or communication systems interruptions or failures may not be adequate, and we and such third parties may not have anticipated or addressed all of the potential events that could threaten or undermine our or such third parties information systems or other critical business capabilities. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. Our software and computer systems utilize cloud computing services provided by Microsoft Corporation. If the Microsoft Azure Cloud is unavailable for any reason, it could negatively impact our ability to deliver our services and products and our clients may not be able to access certain of our products or features, any of which could significantly impact our operations, business, and financial results.
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

H&R Block, Inc. | 2024 Form 10-K	11

Further, changes in governmental administrations or regulations could result in a delay of the start of the tax season, create uncertainty, or result in further and unanticipated changes in requirements or processes, which may require us to make corresponding changes to our client service systems and procedures immediately prior to, or during, a tax season. In addition, unanticipated changes in governmental processes, or newly implemented processes, for (1) accepting tax filings and related forms, including the ability of taxing authorities to accept electronic tax return filings, or (2) distributing tax refunds or other amounts to clients may result in processing delays by us or applicable taxing authorities.
Certain of our financial products are dependent on the IRS following the client’s directions to direct deposit the tax refund. If the IRS disregards this direction, and sends the tax refund via check, then it could result in a loss of tax preparation and financial product revenue, negative publicity, and client dissatisfaction. In addition, any delays in launching new or existing financial service or product offerings, or technical or other issues associated with the launch, could cause a loss of revenue, a loss of clients, or client dissatisfaction, especially if such issues occur during the tax season.
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
Historically, we have contracted, and in the future we will likely continue to contract, with a single vendor or a limited number of vendors to provide certain key services or products for our tax, financial, and other services and products. A few examples of this type of reliance are our relationships with Fidelity National Information Services, Inc. (FIS), Galileo Financial Technologies, LLC, or similar vendors, for data processing and card production services; PathwardTM, N.A. (Pathward), a wholly-owned subsidiary of Pathward Financial, Inc., for the issuance of RTs, EAs, RAs, Emerald Cards, and Spruce accounts; and Microsoft Corporation, for cloud computing services and artificial intelligence technology. In certain instances, we are vulnerable to vendor error, service inefficiencies, data breaches, service interruptions, or service delays, and such issues by our key vendors in providing services to or for us could result in material losses for us due to the nature of the services being provided or our contractual relationships with our vendors. If any material adverse event were to affect one of our key vendors or if we are no longer able to contract with our key vendors for any reason, we may be forced to find an alternative provider for these critical services. It may not be possible to find a replacement vendor on terms that are acceptable to us or at all.
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

12	2024 Form 10-K | H&R Block, Inc.

The specialized and highly seasonal nature of our business presents financial risks and operational and human capital challenges.
Our business is highly seasonal, with the substantial portion of our revenue earned from February through April in a typical year. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us, including (1) cash and resource management during the remainder of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season, (2) responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season, (3) disruptions, delays, or extensions in a tax season, including those caused by pandemics, or severe weather, (4) client dissatisfaction issues or negative social media campaigns, which may not be timely discovered or satisfactorily addressed, and (5) ensuring optimal uninterrupted operations and service delivery during the tax season, which may be disrupted by natural or manmade disasters, extreme weather conditions, pandemics or endemics, catastrophes, or a wide variety of events within or outside of our control. Any unanticipated changes to federal or state tax filing deadlines may further amplify the impact of seasonality on our business and affect the comparability of our financial results from period to period. If we experience significant business disruptions during the tax season or if we are unable to effectively address the challenges described above and related challenges associated with a seasonal business, we could experience a loss, disruption, or change in timing of business, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

We rely on the performance of key personnel, including our executive leadership and other key associates, and we may be unable to attract and retain key personnel or fully control or accurately predict our labor costs.
Our business depends on our ability to attract, develop, motivate, and retain key personnel in a timely manner, including members of our executive team and those in seasonal tax preparation positions (which may be required on short notice during any extended tax season or to serve extended filers) or with other required specialized expertise, such as technical positions (including with respect to cybersecurity, artificial intelligence, and machine learning). Changes in our management team resulting from the hiring or departure of executives and key associates from time to time could disrupt our business. Executive leadership transition periods may negatively impact operations due to increased or unanticipated expenses, operational inefficiencies, uncertainty, decreased employee morale and productivity, or increased turnover.
The market for key personnel is extremely competitive, and there can be no assurance that we will be successful in our efforts to attract and retain the required qualified personnel within necessary timeframes, or at expected cost levels. As the global labor market continues to evolve, our current and prospective key personnel may seek new or different opportunities based on pay levels, benefits, or remote work flexibility that are different from what we offer, or may determine to leave the workforce, making it difficult to attract and retain them. If we are unable to attract, develop, motivate, and retain key personnel, our business, operations, and financial results could be negatively impacted. In addition, if our costs of labor or related costs increase, if new or revised labor laws, rules, or regulations are adopted or implemented that impact our seasonal workforce and increase our labor costs, or if our labor costs are unpredictable due to tax season fluctuations or otherwise, there could be a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

H&R Block, Inc. | 2024 Form 10-K	13

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
We have international operations, including tax preparation businesses in Canada and Australia, a technology and shared services center in India, a technology center in Ireland, and Wave in Canada. We may consider expansion opportunities in additional countries in the future and there is uncertainty about our ability to generate revenues from new or emerging foreign operations or expand into other international markets. Additionally, there are risks inherent in doing business internationally, including: (1) changes in trade regulations; (2) difficulties in managing foreign operations as a result of distance, language, and cultural differences; (3) profit repatriation restrictions, and fluctuations in foreign currency exchange rates; (4) geopolitical events, including acts of war and terrorism, and economic and political instability; (5) compliance with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and other applicable foreign anti-corruption laws; (6) compliance with U.S. and international laws and regulations, including those concerning privacy and data protection and retention; and (7) risks related to other government regulation or required compliance with local laws. These risks inherent in international operations and expansion could prevent us from expanding into other international markets or increase our costs of doing business internationally and could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

14	2024 Form 10-K | H&R Block, Inc.

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
We offer a range of services and products to our clients, including tax return preparation solutions, financial services and products, and small business solutions through our company-owned or franchise offices and online. Due to the nature of these services and products, we use multiple digital technologies to collect, transmit, and store high volumes of client personal information. We also collect, use, and retain other sensitive, nonpublic information, such as employee social security numbers, healthcare information, and payroll information, as well as confidential, nonpublic business information. Certain third parties and vendors have access to personal information to help deliver client benefits, services, and products, or may host certain of our and our clients’ sensitive and personal information and data. Information security risks continue to increase due in part to the increased adoption of and reliance upon digital technologies by companies and consumers. Our risk and exposure to these matters remain heightened due to a variety of factors including, among other things, (1) the evolving nature of these threats and related regulation, (2) the increased activity and sophistication of hostile foreign governments, organized crime, cyber criminals, and hackers that may initiate cyberattacks against us or third-party systems on which we rely using technology and other strategies that continue to evolve, including artificial intelligence and social engineering, (3) the prominence of our brand, (4) our and our franchisees' extensive office footprint, (5) our plans to continue to implement strategies for our online and mobile applications and our desktop software, (6) our use of third-party vendors, (7) our use of certain new technologies, such as artificial intelligence

H&R Block, Inc. | 2024 Form 10-K	15

and machine learning, and (8) the usage of remote working arrangements by our associates, franchisees, and third-party vendors, which has significantly expanded in recent years.
Cybersecurity risks may result from fraud or malice from external or internal actors (a cyberattack), human error, or accidental technological failure. Cyberattacks are designed to electronically circumvent network security for malicious purposes such as unlawfully obtaining personal information, disrupting our ability to offer services, damaging our brand and reputation, stealing our intellectual property, or advancing social or political agendas. We face a variety of cyberattack threats including computer viruses, malicious codes, worms, phishing attacks, social engineering, denial of service attacks, ransomware, and other sophisticated attacks.
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
LEGAL AND REGULATORY RISKS
Regulations promulgated by state and federal regulators, including the Consumer Financial Protection Bureau (CFPB), may affect our financial services businesses in new or unexpected ways, which may impact our ability to offer certain financial products or require changes to the financial products we offer, our services, and contracts.
The CFPB has broad powers to administer, investigate compliance with, and, in some cases, enforce U.S. federal financial consumer protection laws. The CFPB has broad rule-making authority for a wide range of financial consumer protection laws that apply to certain of the financial products we offer, including the authority to prohibit or allege "unfair, deceptive, or abusive" acts and practices. In addition, state or local jurisdictions in which we operate have passed, and may in the future pass, new laws related to banking and the offering of financial products. These laws may contain different requirements or may be interpreted and applied inconsistently from

16	2024 Form 10-K | H&R Block, Inc.

jurisdiction to jurisdiction. Regulators are interpreting existing laws, regulations, and rules in new and different ways as they attempt to apply them more broadly. For example, bank partnership arrangements are increasingly subject to heightened scrutiny at the federal and state level. It is difficult to predict how currently proposed or new regulations, or new interpretations of existing regulations, may impact the financial products we offer.
The CFPB and other federal or state regulators may examine, investigate, and take enforcement actions against our subsidiaries that offer consumer financial services and products, as well as financial institutions and other third parties upon which our subsidiaries rely to provide consumer financial services and products. State regulators also have certain authority in enforcing and promulgating financial consumer protection laws. As a result, some states have issued new and broader financial consumer protection laws and others may in the future, which are more comprehensive than existing U.S. federal regulations. In addition, state attorneys general may in some cases bring actions to enforce federal consumer protection laws.
Currently proposed or new federal and state laws and regulations, or expanded interpretations of current laws and regulations that differ from our existing interpretations, may result in legal actions, may impact our ability to offer certain financial products, or may require changes to the financial products we offer, our services or contracts, and this could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
Given the nature of our businesses, we are subject to various additional federal, state, local, and foreign laws and regulations, including, without limitation, in the areas of labor, immigration, marketing and advertising, consumer protection, financial services and products, payment processing, privacy and data security, anti-competition, environmental, health and safety, insurance, and healthcare. There have been significant new or proposed regulations and/or heightened focus by the government and others in some of these areas, including, for example, privacy and data security, climate change, interchange fees, consumer financial services and products, endorsements and testimonials, telemarketing, web and wireless marketing technologies, non-competition agreements and other restrictive covenants, and labor, including overtime and exemption regulations, state and local laws on minimum wage, worker classification, and other labor-related issues. In addition, as we continue to

H&R Block, Inc. | 2024 Form 10-K	17

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
We face legal actions in connection with our various business activities, both past and present, and current or future legal actions may damage our reputation, impair our product offerings, or result in material liabilities and losses.
We have been named and, in the future will likely continue to be named, in various legal actions, including class or representative actions, individual or mass arbitrations, actions or inquiries by state attorneys general and other regulators, and other litigation arising in connection with our various business activities, including relating to our various service and product offerings. For example, as previously reported, we are subject to legal actions and have received and are responding to certain governmental inquiries and other matters relating to the IRS Free File program and other aspects of our DIY tax preparation services, including the use of pixels. These inquiries and other matters include, among other things, requests for information and subpoenas from various regulators and state attorneys general and private legal actions, including class actions and mass arbitrations.
In addition, our discontinued operations, which include the results of operations of Sand Canyon Corporation, formerly known as Option One Mortgage Corporation (including its subsidiaries, collectively, SCC), have been, and may in the future be, subject to loss contingencies, which may result in significant financial losses. The creditors of SCC or other potential claimants may attempt to assert claims against us for payment of SCC's obligations.
We cannot predict whether the legal actions described above could lead to further inquiries, further litigation, fines, damages, injunctions or other regulatory or legislative actions, or impacts on our brand, reputation and business. See discussion in Item 8, note 12 to the consolidated financial statements for additional information.
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

18	2024 Form 10-K | H&R Block, Inc.

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
We need liquidity sufficient to fund payments of dividends on our common stock and repurchases of our common stock. In addition, holders of our common stock are only entitled to receive such dividends, and the Company may only repurchase shares, as our Board of Directors may authorize out of funds legally available for such payments. Due to the seasonal nature of our business and the fact that our business is not asset-intensive, we have had, and are likely to continue to have, a negative net worth under U.S. generally accepted accounting principles (GAAP) at various times throughout the year. Therefore, the payment of dividends or stock repurchases at such times would cause us to further increase that GAAP negative net worth. In addition, our stock repurchase program does not have an expiration date and we are not obligated to repurchase a specified number of shares. Our repurchase program may be suspended or terminated at any time, and there can be no assurance that our repurchase program will enhance long-term shareholder value.
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

H&R Block, Inc. | 2024 Form 10-K	19

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
To help address cybersecurity threats, we have developed a strategy and implemented a program to identify, assess, and prioritize cybersecurity risks as part of our broader ERM program. We are committed to a risk-centric, layered information security approach to secure our data, systems, and services. We prioritize our data security initiatives and processes based on our assessment of known and anticipated threats to our data security. Utilizing the National Institute of Standards and Technology (NIST) Cybersecurity Framework, we strive for continuous improvement and utilize a metrics-based approach to identify and mitigate data security risks that could potentially impact our business operations or clients.
We maintain multiple levels of protection to mitigate data security risks, and we regularly test our systems to discover and address potential vulnerabilities, including without limitation:
•using a multi-layered, zero-trust principled approach to secure systems;
•systematic monitoring of our sites and services to detect and respond to unauthorized activity; and
•regular security audits and vulnerability assessments conducted by our dedicated internal information security team, our internal auditors, and by external third parties.
In addition, we engage in a broad range of activities to secure and protect the data that we obtain through our business operations including, but not limited to:
•continued development and enhancement of our controls, processes, and practices designed to protect our systems, computers, software, data, and networks from attack, damage, or unauthorized access;
•security and business controls to appropriately limit access to and use of personal information, including adaptive and multifactor authentication;

20	2024 Form 10-K | H&R Block, Inc.

•comprehensive data protections, including encryption, to facilitate the secure storage, use, and transmission of sensitive data;
•annual privacy/data security training to all employees and contractors and regular awareness and testing activities year-round regarding social engineering threats, such as phishing, for employees;
•background checks on our employees, as permitted;
•due diligence requirements and controls for third parties (e.g., service providers) with access to sensitive data throughout the lifecycle of the relationship; and
•a dedicated global information security team that partners with all technology groups to monitor, prioritize, and remediate risks to the enterprise.
Governance
The Audit Committee of the Board of Directors has the primary responsibility of assisting our Board in the oversight of policies and processes pertaining to the ERM program and specifically considers risks and controls relating to, among other things, data and cybersecurity. Risks associated with cybersecurity threats are a top priority for ongoing oversight by the ERM team and the Enterprise Risk Committee. Our Chief Risk Officer oversees the activities of the Enterprise Risk Committee and, together with the Chief Information Security Officer (CISO), briefs the Audit Committee and the Board of Directors on information security risk matters as a part of regular ERM reports, with a deep dive focused on information security at least annually (or more frequently if appropriate).
In addition, the Audit Committee receives regular reports on cybersecurity matters from the Chief Information Officer (CIO) and the CISO. The Board of Directors is also updated by the CIO and CISO on a periodic basis. Our CIO, who reports directly to the President and CEO, has over 30 years of leadership experience in technology-based roles across multiple industries. Our CISO, who reports directly to the CIO, has extensive cybersecurity knowledge and skills gained from over 25 years of information technology experience, with more than 15 years of Information Security specialization. Our CISO is responsible for understanding, managing, and communicating cybersecurity risks internally to our management (including the Enterprise Risk Committee on which he serves), and works closely with our Legal department to oversee compliance with legal, regulatory, and contractual security requirements.
Our CISO heads the Information Security team, which is responsible for implementing, monitoring, and maintaining cybersecurity and data protection practices across our business. The Information Security team covers a wide range of cyber and information security responsibilities. Our CISO also receives reports on cybersecurity threats on an ongoing basis and regularly reviews risk management measures implemented by us to identify and mitigate cybersecurity risks. In addition to our internal capabilities, we also periodically engage external consultants, legal counsel, or other third-party advisors to assist with assessing, identifying, and managing cybersecurity risks.
Material Cybersecurity Risks, Threats, and Incidents
We have been, and continue to be, the subject of cybersecurity threats, and we describe how risks from these threats, if realized, are reasonably likely to materially affect us. See further discussion of these items in our Item 1A. Risk Factors of this Form 10-K. As of the date of this report, we have not identified risks from any known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our business strategy, results of operations, or financial condition. However, there can be no assurance that cybersecurity threats will not have a material impact on us, including our business strategy, results of operations, or financial condition, in the future.
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

H&R Block, Inc. | 2024 Form 10-K	21

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
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS – H&R Block's common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On July 31, 2024, there were 12,147 shareholders of record and the closing stock price on the NYSE was $57.94 per share.
DIVIDENDS – Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER – A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2024 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May be Purchased Under the Plans or Programs (2)(3)
April 1 – April 30	1	$47.02	—	$350,000
May 1 - May 31	9	$47.96	—	$350,000
June 1 - June 30	1	$49.64	—	$350,000
	11	$47.98	—

(1)We purchased approximately 11 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)In August 2022, we announced that our Board of Directors approved a $1.25 billion share repurchase program, effective through June 2025.
(3)On August 15, 2024, we announced that our Board of Directors authorized a new $1.5 billion share repurchase program. This repurchase program does not have an expiration date and replaced the previously existing share repurchase program.

22	2024 Form 10-K | H&R Block, Inc.

PERFORMANCE GRAPH – The following graph compares the cumulative five-year total return provided to shareholders of H&R Block, Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P 400 Consumer Services Industry index.
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on June 30, 2019, and its relative performance is tracked through June 30, 2024.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

H&R Block, Inc. | 2024 Form 10-K	23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Our subsidiaries provide assisted and DIY tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our bank partners, to the general public primarily in the U.S., Canada and Australia. Tax returns are either prepared by H&R Block tax professionals in one of our 6,643 company-owned or 2,168 franchise offices (as of March 31, 2024), virtually or via an online review or prepared and filed by our clients through our DIY tax solutions. We also offer small business solutions through our company-owned and franchise offices (including in-person, online and virtual) and online through Wave. We report a single segment that includes all of our continuing operations.
In fiscal year 2024, revenue increased $138.2 million over the prior year. U.S. assisted tax preparation revenues were higher $107.7 million due to an increase in net average charge and company-owned tax return volumes. U.S. DIY tax preparation revenues increased $35.1 million due to increases in online paid returns and paid net average charge. Operating expenses increased $81.6 million due to higher labor costs and bad debt expense, which was partially offset by lower consulting and outsourced services expenses. This resulted in an increase in pretax income of $51.1 million, or 7.2%. Net income from continuing operations of $598.0 million increased $36.2 million from the prior year.

Fiscal Year 2024 Compared to Fiscal Year 2023

Revenues		Operating Expenses		Net Income from Continuing Operations
$3.61B	4.0%	$2.81B	3.0%	$598.0M		6.4%

Diluted EPS from Continuing Operations			EBITDA(1) from Continuing Operations
$4.14	Reported:	16.3%	$963.2M		5.3%

$4.41	Adjusted(1):	15.4%

(1) See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

24	2024 Form 10-K | H&R Block, Inc.

Consolidated – Financial Results			(in 000s, except per share amounts)
Year ended June 30,	2024	2023	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$2,274,835	$2,167,138	$107,697	5.0%
Royalties	204,802	210,631	(5,829)	(2.8)%
DIY tax preparation	349,812	314,758	35,054	11.1%
Refund Transfers	142,249	143,310	(1,061)	(0.7)%
Peace of Mind® Extended Service Plan	93,087	95,181	(2,094)	(2.2)%
Tax Identity Shield®	33,386	38,265	(4,879)	(12.8)%
Other	51,555	45,252	6,303	13.9%
Total U.S. tax preparation and related services	3,149,726	3,014,535	135,191	4.5%
Financial services:
Emerald Card® and SpruceSM	76,093	84,651	(8,558)	(10.1)%
Interest and fee income on Emerald Advance®	40,933	47,554	(6,621)	(13.9)%
Total financial services	117,026	132,205	(15,179)	(11.5)%
International	247,123	235,131	11,992	5.1%
Wave	96,472	90,314	6,158	6.8%
Total revenues	$3,610,347	$3,472,185	$138,162	4.0%
Compensation and benefits:
Field wages	869,002	841,742	(27,260)	(3.2)%
Other wages	298,819	273,850	(24,969)	(9.1)%
Benefits and other compensation	228,723	220,530	(8,193)	(3.7)%
	1,396,544	1,336,122	(60,422)	(4.5)%
Occupancy	432,461	428,167	(4,294)	(1.0)%
Marketing and advertising	277,747	286,255	8,508	3.0%
Depreciation and amortization	121,784	130,501	8,717	6.7%
Bad debt	91,523	60,401	(31,122)	(51.5)%
Other	485,011	482,041	(2,970)	(0.6)%
Total operating expenses	2,805,070	2,723,487	(81,583)	(3.0)%
Other income (expense), net	36,125	35,492	633	1.8%
Interest expense on borrowings	(79,080)	(72,978)	(6,102)	(8.4)%
Income from continuing operations before income taxes	762,322	711,212	51,110	7.2%
Income taxes	164,359	149,412	(14,947)	(10.0)%
Net income from continuing operations	597,963	561,800	36,163	6.4%
Net loss from discontinued operations	(2,646)	(8,100)	5,454	67.3%
Net income	$595,317	$553,700	$41,617	7.5%
DILUTED EARNINGS PER SHARE:
Continuing operations	$4.14	$3.56	$0.58	16.3%
Discontinued operations	(0.02)	(0.05)	0.03	60.0%
Consolidated	$4.12	$3.51	$0.61	17.4%
Adjusted diluted EPS(1)	$4.41	$3.82	$0.59	15.4%
EBITDA(1)	$963,186	$914,691	$48,495	5.3%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | 2024 Form 10-K	25

FISCAL YEAR 2024 COMPARED TO FISCAL YEAR 2023
Revenues increased $138.2 million, or 4.0%, from the prior year. U.S. assisted tax preparation revenues increased $107.7 million, or 5.0%, due to a 4.0% increase in net average charge combined with higher company-owned tax return volumes in the current year. U.S. royalties revenue decreased $5.8 million, or 2.8%, due to lower franchise tax return volumes. During the year we purchased franchise offices which results in increasing tax preparation revenues and decreasing royalties as the revenues and returns become company-owned after the acquisition. During the year ended June 30, 2024 our total assisted tax return volume, which includes both company-owned and franchise offices, decreased 1.3% from the prior year.
U.S. DIY tax preparation revenues increased $35.1 million, or 11.1%, due to a 5.4% increase in online paid returns combined with a 6.8% increase in paid net average charge compared to the prior year.
Emerald Card® and SpruceSM revenues decreased $8.6 million, or 10.1%, due to lower Emerald Card® activity in the current year as a result of less funds being loaded on the cards. Interest and fee income on Emerald Advance® decreased $6.6 million, or 13.9%, due to lower customer fees under the new EA term loans, partially offset by higher interest income due to the increase in EA term loans and a longer loan term in the current year.
International revenues increased $12.0 million, or 5.1%, due to higher tax returns prepared by our Canadian and Australian operations, partially offset by unfavorable foreign currency exchange rates. Wave revenues increased $6.2 million, or 6.8%, due to higher small business payments processing volumes.
Total operating expenses increased $81.6 million, or 3.0%, from the prior year. Field wages increased $27.3 million, or 3.2%, due to higher wages in the current year primarily resulting from an increase in company-owned volumes. Other wages increased $25.0 million, or 9.1%, due to higher corporate bonuses and wages in the current year. Benefits and other compensation increased $8.2 million, or 3.7%, due to higher payroll taxes.
Marketing and advertising expense decreased $8.5 million, or 3.0%, due to vendor refunds for expired customer incentives and lower agency fees. Depreciation and amortization decreased $8.7 million, or 6.7%, due to lower amortization of capitalized software. Bad debt expense increased $31.1 million, or 51.5%, due to higher EA bad debt rates coupled with an increase in EAs and RTs compared to the prior year.
Other operating expenses increased $3.0 million, or 0.6%. The components of other expenses are as follows:

				(in 000s)
Year ended June 30,	2024	2023	$ Change	% Change
Consulting and outsourced services	$92,737	$109,120	$16,383	15.0%
Bank partner fees	28,856	24,108	(4,748)	(19.7)%
Client claims and refunds	25,623	29,484	3,861	13.1%
Employee and travel expenses	33,473	39,262	5,789	14.7%
Technology-related expenses	108,694	102,753	(5,941)	(5.8)%
Credit card/bank charges	102,377	96,074	(6,303)	(6.6)%
Insurance	12,075	8,806	(3,269)	(37.1)%
Legal fees and settlements	28,536	12,058	(16,478)	(136.7)%
Supplies	23,090	29,278	6,188	21.1%
Other	29,550	31,098	1,548	5.0%
	$485,011	$482,041	$(2,970)	(0.6)%

Consulting and outsourced services expense decreased $16.4 million, or 15.0%, due to lower contract labor, Emerald Card® data processing and call center expenses in the current year. Legal fees and settlements expense increased $16.5 million in the current year.
We recorded income tax expense of $164.4 million in the current year compared to $149.4 million in the prior year. The increase is due to higher pretax income and effective tax rate in the current year. The effective tax rate for the year ended June 30, 2024, and 2023 was 21.6% and 21.0%, respectively. See Item 8, note 9 to the consolidated financial statements for additional discussion.

26	2024 Form 10-K | H&R Block, Inc.

FISCAL YEAR 2023 COMPARED TO FISCAL YEAR 2022
The comparison of fiscal year 2023 to 2022 has been omitted from this Form 10-K, but can be found in our Form 10-K for the fiscal year ended June 30, 2023, filed on August 17, 2023.
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
Given the likely availability of a number of liquidity options discussed herein, we believe that in the absence of any unexpected developments, our existing sources of capital as of June 30, 2024 are sufficient to meet our future operating and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for fiscal year 2024 and 2023. See Item 8 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Year ended June 30,	2024	2023
Net cash provided by (used in):
Operating activities	$720,860	$821,841
Investing activities	(93,858)	(101,389)
Financing activities	(564,311)	(750,992)
Effects of exchange rates on cash	(2,814)	(4,857)
Net increase (decrease) in cash and cash equivalents, including restricted balances	$59,877	$(35,397)

    Operating Activities. Cash provided by operating activities totaled $720.9 million for the year ended June 30, 2024 compared to $821.8 million in the prior year period. The change is primarily due to deferred taxes, the receipt of income tax receivables in the prior year, and higher receivables in the current year, partially offset by lower bonus payments in the current year.
    Investing Activities. Cash used in investing activities totaled $93.9 million for the year ended June 30, 2024 compared to $101.4 million for the prior year period. The decrease is primarily due to lower capital expenditures and payments to acquire businesses in the current year.
    Financing Activities. Cash used in financing activities totaled $564.3 million for the year ended June 30, 2024 compared to $751.0 million for the prior year period. The change is primarily due to lower share repurchases in the current year.
    CASH REQUIREMENTS –
    Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
    We have consistently paid quarterly dividends. Dividends paid totaled $179.8 million and $177.9 million in the years ended June 30, 2024 and 2023, respectively. Although we have historically paid dividends and plan to

H&R Block, Inc. | 2024 Form 10-K	27

continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
On August 15, 2024, our Board of Directors authorized a new share repurchase program under which we may repurchase up to $1.5 billion of our outstanding common stock. This repurchase program does not have an expiration date and replaced the previously existing share repurchase program.
During the year ended June 30, 2024, we repurchased $350.1 million of our common stock at an average price of $43.66 per share under the previously existing share repurchase authorization. In the prior year, we repurchased $550.2 million of our common stock at an average price of $37.59 per share.
Share repurchases are subject to prevailing market prices, may be made in open market transactions (some of which may be effectuated under SEC Rule 10b5-1) and remain subject to the discretion of our Board of Directors. The Company may cancel or suspend the repurchase of shares at any time. Any repurchases will be funded primarily through available cash and cash from operations. There can be no assurance that we will repurchase any shares.
The following table summarizes our shares outstanding, shares repurchased, and annual dividends per share:

(in 000s, except per share amounts)
Year ended June 30,	2024	2023	2022
Shares outstanding	139,591	146,150	159,930
Shares repurchased	8,020	14,635	23,085
Dividends declared per share	$1.28	$1.16	$1.08
    Capital Investment. Capital expenditures totaled $63.7 million and $69.7 million for the years ended June 30, 2024 and 2023, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchise and competitor businesses totaling $43.4 million and $48.2 million during the years ended June 30, 2024 and 2023, respectively. See Item 8, note 6 for additional information on our acquisitions.
Contractual Obligations and Commercial Commitments. Effective October 20, 2023, we amended the Program Management Agreement (PMA) with Pathward and entered into a new participation agreement related to EAs. Additionally, on April 1, 2024, we further amended the PMA to facilitate an interest-bearing feature for Spruce savings accounts. We are party to many contractual obligations involving commitments to make payments to third parties, which impact our short-term and long-term liquidity and capital resource needs. Our contractual obligations primarily consist of operating leases, contingent acquisition payments, and long-term debt and related interest payments. See Item 8, note 7, 10, and 11 to the consolidated financial statements for additional information.
    FINANCING RESOURCES – Our CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with our CLOC covenants as of June 30, 2024. As of June 30, 2024, amounts available to borrow under the CLOC were not limited by the debt-to-EBITDA covenant. We had no balance outstanding under our CLOC as of June 30, 2024.
    See Item 8, note 7 to the consolidated financial statements for discussion of our CLOC and Senior Notes.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of June 30, 2024 and 2023:

As of	June 30, 2024			June 30, 2023
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Positive
S&P	A-2	BBB	Stable	A-2	BBB	Stable
CASH AND OTHER ASSETS – As of June 30, 2024, we held cash and cash equivalents, excluding restricted amounts, of $1.1 billion, including $170.8 million held by our foreign subsidiaries.

28	2024 Form 10-K | H&R Block, Inc.

Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of June 30, 2024.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $2.8 million and $4.9 million during the years ended June 30, 2024 and 2023, respectively.
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

SUMMARIZED BALANCE SHEET	(in 000s)
As of June 30, 2024	GUARANTOR AND ISSUER
Current assets	$44,423
Noncurrent assets	1,778,832
Current liabilities	77,848
Noncurrent liabilities	1,492,211

SUMMARIZED STATEMENTS OF OPERATIONS	(in 000s)
Year ended June 30, 2024	GUARANTOR AND ISSUER
Total revenues	$144,206
Income from continuing operations before income taxes	75,819
Net income from continuing operations	57,441
Net income	54,795

The table above reflects $1.7 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries.

H&R Block, Inc. | 2024 Form 10-K	29

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
Sensitivity of Estimate to Change. It is reasonably possible that pending or future litigation and other related loss contingencies may vary from the amounts accrued. Our estimate of the aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a liability has not been accrued but we believe a loss is reasonably possible. This aggregate range represents only those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. As of June 30, 2024, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, was not material.
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
Assumptions and Approach Used. Differences between a tax position taken or expected to be taken in our tax returns and the amount of benefit recorded in our financial statements result in uncertain tax positions. Uncertain tax positions are recorded in the balance sheet as either a liability or reductions to recorded tax assets as applicable. Our uncertain tax positions arise from items such as apportionment of income for state purposes, transfer pricing, and the deductibility of intercompany transactions. We evaluate each uncertain tax position based

30	2024 Form 10-K | H&R Block, Inc.

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
GOODWILL –
Nature of Estimates Required. We test goodwill for impairment annually as of February 1 or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. Our goodwill impairment analysis utilizes both income and market approaches, which includes revenue and expense forecasts, selection of market multiples of comparable publicly traded companies and selection of a discount rate, all of which are highly subjective.
Assumptions and Approach Used. Our goodwill impairment analysis is performed at the reporting unit level. Our valuation methods include a discounted cash flow model for the income approach and the guideline public company method for the market approach. The income approach requires significant management judgment with respect to revenue and expense forecasts and selection of an appropriate discount rate. The market approach requires significant assumptions related to the selection of comparable publicly traded companies and the market multiples. Changes in projections or assumptions could materially affect our estimate of reporting unit fair values. The use of different assumptions could increase or decrease estimated discounted future operating cash flows and could affect our conclusion regarding the existence or amount of potential impairment.
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
REGULATORY ENVIRONMENT
The federal government, various state, local, provincial and foreign governments, and some self-regulatory organizations have enacted statutes and ordinances, or adopted rules and regulations, regulating many aspects of our business. These aspects include, but are not limited to, commercial income tax return preparation, income tax courses, the electronic filing of income tax returns, the offering of RTs and RAs, privacy and data security, consumer protection, marketing and advertising, franchising, antitrust and competition, sales methods, and financial services and products. We work to comply with those laws that are applicable to us or our services or products, and we continue to monitor developments in the regulatory environment in which we operate.

H&R Block, Inc. | 2024 Form 10-K	31

There has been recent increased regulatory focus in the area of financial services and products, which has impacted or may in the future impact our program, our contractual arrangements with our bank partner or other partners, or the offering of financial products and services to our clients. For example, as previously disclosed, in 2017 the CFPB published a final rule regulating certain consumer credit products (Payday Rule). The Payday Rule was challenged through litigation, which stayed the compliance deadline. On May 16, 2024, the U.S. Supreme Court upheld the constitutionality of the CFPB, and the new effective date of the Payday Rule is currently set for March 30, 2025, though further developments are possible. Though we do not expect the Payday Rule to have a material adverse impact on us, we will continue to monitor and analyze the potential impact of this and other current and future regulatory developments related to financial services and products.
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
The following is a reconciliation of net income to EBITDA from continuing operations, which is a non-GAAP financial measure:

(in 000s)
Year ended	June 30, 2024	June 30, 2023
Net income - as reported	$595,317	$553,700
Discontinued operations, net	2,646	8,100
Net income from continuing operations - as reported	597,963	561,800
Add back:
Income taxes	164,359	149,412
Interest expense	79,080	72,978
Depreciation and amortization	121,784	130,501
	365,223	352,891
EBITDA from continuing operations	$963,186	$914,691

32	2024 Form 10-K | H&R Block, Inc.

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
Year ended	June 30, 2024	June 30, 2023
Net income from continuing operations - as reported	$597,963	$561,800
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	50,835	51,411
Tax effect of adjustments(1)	(11,751)	(10,797)
Adjusted net income from continuing operations	$637,047	$602,414
Diluted earnings per share from continuing operations - as reported	$4.14	$3.56
Adjustments, net of tax	0.27	0.26
Adjusted diluted earnings per share from continuing operations	$4.41	$3.82

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
Interest expense on our CLOC borrowings is determined based on short-term interest rates. As our CLOC borrowings are generally seasonal, interest rate risk typically increases during the months of November through March. We had no outstanding balance on our CLOC as of June 30, 2024.
Our long-term debt as of June 30, 2024, consists of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings until these notes mature or are refinanced. The interest we pay on our Senior Notes is fixed and is subject to adjustment based upon our credit ratings. See Item 8, note 7 to the consolidated financial statements.
FOREIGN EXCHANGE RATE RISK
Our operations in international markets are exposed to movements in currency exchange rates. The currencies primarily involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders' equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $2.8 million and $4.9 million during the years ended June 30, 2024 and 2023, respectively. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income for the years ended June 30, 2024 and 2023 by $4.3 million and $3.8 million, respectively, and cash balances, excluding restricted balances, as of June 30, 2024 and 2023 by $16.7 million and $13.0 million, respectively.
We generally use foreign exchange forward contracts to mitigate foreign currency exchange rate risk for loans we advance to our Canadian operations. We had no forward contracts outstanding at June 30, 2024 or 2023.

H&R Block, Inc. | 2024 Form 10-K	33

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
Deloitte & Touche LLP audited our consolidated financial statements for the fiscal years 2024, 2023 and 2022. The audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework, as of June 30, 2024.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO, using the 2013 framework. The Company's external auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ Jeffrey J. Jones II	/s/ Tony G. Bowen
Jeffrey J. Jones II	Tony G. Bowen
President and Chief Executive Officer	Chief Financial Officer

34	2024 Form 10-K | H&R Block, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of H&R Block, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

H&R Block, Inc. | 2024 Form 10-K	35

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
The Company tests goodwill for impairment annually as of February 1 ("measurement date"), or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. The Company determines the fair value of the Wave reporting unit using the income approach ("discounted cash flow model") and the market approach ("guideline public company method"). The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and the discount rate. The determination of the fair value using the guideline public company method requires management to make significant assumptions related to the selection of market multiples of comparable publicly traded companies. The goodwill balance was $780 million as of February 1, 2024, of which $180 million relates to the Wave reporting unit. The estimated fair value of the Wave reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
We identified the Company's goodwill impairment assessment for the Wave reporting unit as of the measurement date as a critical audit matter because of the significant judgments made by management to estimate the fair value of Wave. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues and operating margins and selection of market multiples of comparable publicly traded companies and the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and operating margins ("forecasts") and selection of market multiples of comparable publicly traded companies and the discount rate for the Wave reporting unit included the following, among others:

36	2024 Form 10-K | H&R Block, Inc.

•We tested the effectiveness of the control over management’s evaluation and determination of estimates and assumptions related to the forecast of future revenues and operating margins and selection of market multiples of comparable publicly traded companies and the discount rate.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue and operating margin forecasts by comparing the forecasts to (1) the Company's historical revenue growth and operating margin rates, (2) internal communications to management and the Board of Directors, (3) forecasted information included in industry reports, applicable market data, and guideline public company information, and (4) underlying analyses detailing business strategies and growth plans.
•With the assistance of our fair value specialists, we evaluated the discount rate, including testing the mathematical accuracy of the calculations, developing a range of independent estimates, and comparing those to the discount rate selected by management.
•With the assistance of our fair value specialists, we evaluated the market multiples, including comparing the reporting unit’s growth and profitability to the guideline public companies, testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to the guideline companies.

/s/ Deloitte & Touche LLP
Kansas City, Missouri
August 15, 2024

We have served as the Company's auditor since 2007.

H&R Block, Inc. | 2024 Form 10-K	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of H&R Block, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated August 15, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Kansas City, Missouri
August 15, 2024

38	2024 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME		(in 000s, except per share amounts)
Year ended June 30,	2024	2023	2022
REVENUES:
Service revenues	$3,302,337	$3,156,921	$3,134,686
Royalty, product and other revenues	308,010	315,264	328,584
	3,610,347	3,472,185	3,463,270
OPERATING EXPENSES:
Costs of revenues	1,991,566	1,923,452	1,881,262
Selling, general and administrative	813,504	800,035	837,111
Total operating expenses	2,805,070	2,723,487	2,718,373
Other income (expense), net	36,125	35,492	2,454
Interest expense on borrowings	(79,080)	(72,978)	(88,282)
Income from continuing operations before income taxes	762,322	711,212	659,069
Income taxes	164,359	149,412	98,423
Net income from continuing operations	597,963	561,800	560,646
Net loss from discontinued operations, net of tax benefits of $790, $2,423 and $2,093	(2,646)	(8,100)	(6,972)
NET INCOME	$595,317	$553,700	$553,674
BASIC EARNINGS PER SHARE:
Continuing operations	$4.20	$3.63	$3.31
Discontinued operations	(0.02)	(0.05)	(0.04)
Consolidated	$4.18	$3.58	$3.27
DILUTED EARNINGS PER SHARE:
Continuing operations	$4.14	$3.56	$3.26
Discontinued operations	(0.02)	(0.05)	(0.04)
Consolidated	$4.12	$3.51	$3.22
COMPREHENSIVE INCOME:
Net income	$595,317	$553,700	$553,674
Change in foreign currency translation adjustments	(11,746)	(15,454)	(21,733)
Other comprehensive loss	(11,746)	(15,454)	(21,733)
Comprehensive income	$583,571	$538,246	$531,941

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2024 Form 10-K	39

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of	June 30, 2024	June 30, 2023
ASSETS
Cash and cash equivalents	$1,053,326	$986,975
Cash and cash equivalents - restricted	21,867	28,341
Receivables, less allowance for credit losses of $61,182 and $55,502	69,075	59,987
Prepaid expenses and other current assets	95,208	112,183
Total current assets	1,239,476	1,187,486
Property and equipment, at cost, less accumulated depreciation and amortization of $838,814 and $846,177	131,319	130,015
Operating lease right of use asset	461,986	438,299
Intangible assets, net	264,102	277,043
Goodwill	785,226	775,453
Deferred tax assets and income taxes receivable	271,658	211,391
Other noncurrent assets	65,043	52,571
Total assets	$3,218,810	$3,072,258
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$155,830	$159,901
Accrued salaries, wages and payroll taxes	105,548	95,154
Accrued income taxes and reserves for uncertain tax positions	318,830	271,800
Operating lease liabilities	206,070	205,391
Deferred revenue and other current liabilities	191,050	206,536
Total current liabilities	977,328	938,782
Long-term debt	1,491,095	1,488,974
Deferred tax liabilities and reserves for uncertain tax positions	291,063	264,567
Operating lease liabilities	265,373	240,543
Deferred revenue and other noncurrent liabilities	103,357	107,328
Total liabilities	3,128,216	3,040,194
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 170,915,771 and 178,935,578	1,709	1,789
Additional paid-in capital	762,583	770,376
Accumulated other comprehensive loss	(48,845)	(37,099)
Retained earnings (deficit)	12,654	(48,677)
Less treasury shares, at cost, of 31,324,609 and 32,785,658	(637,507)	(654,325)
Total stockholders' equity	90,594	32,064
Total liabilities and stockholders' equity	$3,218,810	$3,072,258

See accompanying notes to consolidated financial statements.

40	2024 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS			(in 000s)
Year ended June 30,	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$595,317	$553,700	$553,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,784	130,501	142,178
Provision for credit losses	82,567	52,290	66,807
Deferred taxes	(40,940)	49,579	(53,352)
Stock-based compensation	34,277	31,326	34,252
Changes in assets and liabilities, net of acquisitions:
Receivables	(108,394)	(57,244)	(37,889)
Prepaid expenses, other current and noncurrent assets	(7,287)	(7,011)	(1,944)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(4,662)	(67,627)	(19,645)
Deferred revenue, other current and noncurrent liabilities	(28,507)	(4,773)	7,342
Income tax receivables, accrued income taxes and income tax reserves	75,444	144,164	118,713
Other, net	1,261	(3,064)	(1,599)
Net cash provided by operating activities	720,860	821,841	808,537
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(63,678)	(69,698)	(61,955)
Payments made for business acquisitions, net of cash acquired	(43,358)	(48,246)	(35,920)
Franchise loans funded	(18,891)	(21,633)	(18,467)
Payments from franchisees	24,926	27,350	30,899
Other, net	7,143	10,838	8,902
Net cash used in investing activities	(93,858)	(101,389)	(76,541)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(1,025,000)	(970,000)	(705,000)
Proceeds from line of credit borrowings	1,025,000	970,000	705,000
Repayments of long-term debt	—	—	(500,000)
Dividends paid	(179,775)	(177,925)	(186,476)
Repurchase of common stock, including shares surrendered	(379,569)	(568,952)	(563,174)
Other, net	(4,967)	(4,115)	(7,696)
Net cash used in financing activities	(564,311)	(750,992)	(1,257,346)
Effects of exchange rate changes on cash	(2,814)	(4,857)	(8,101)
Net increase (decrease) in cash and cash equivalents, including restricted balances	59,877	(35,397)	(533,451)
Cash, cash equivalents and restricted cash, beginning of the period	1,015,316	1,050,713	1,584,164
Cash, cash equivalents and restricted cash, end of the period	$1,075,193	$1,015,316	$1,050,713
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid (received), net	$131,173	$(45,539)	$31,689
Interest paid on borrowings	75,694	69,554	81,960
Accrued additions to property and equipment	3,052	2,238	4,315
Accrued dividends payable to common shareholders	44,653	42,953	43,093

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2024 Form 10-K	41

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2021	216,656	$2,167	$779,465	$88	$286,694	(34,842)	$(680,356)	$388,058
Net income	—	—	—	—	553,674	—	—	553,674
Other comprehensive loss	—	—	—	(21,733)	—	—	—	(21,733)
Stock-based compensation	—	—	28,189	—	—	—	—	28,189
Stock-based awards exercised or vested	—	—	(21,622)	—	(3,126)	1,634	31,937	7,189
Acquisition of treasury shares(2)	—	—	—	—	—	(433)	(12,828)	(12,828)
Repurchase and retirement of common shares	(23,085)	(231)	(13,850)	—	(536,265)	—	—	(550,346)
Cash dividends declared - $1.08 per share	—	—	—	—	(180,572)	—	—	(180,572)
Balances as of June 30, 2022	193,571	$1,936	$772,182	$(21,645)	$120,405	(33,641)	$(661,247)	$211,631
Net income	—	—	—	—	553,700	—	—	553,700
Other comprehensive loss	—	—	—	(15,454)	—	—	—	(15,454)
Stock-based compensation	—	—	27,086	—	—	—	—	27,086
Stock-based awards exercised or vested	—	—	(20,258)	—	(1,899)	1,298	25,656	3,499
Acquisition of treasury shares(2)	—	—	—	—	—	(443)	(18,734)	(18,734)
Repurchase and retirement of common shares	(14,635)	(147)	(8,634)	—	(543,098)	—	—	(551,879)
Cash dividends declared - $1.16 per share	—	—	—	—	(177,785)	—	—	(177,785)
Balances as of June 30, 2023	178,936	$1,789	$770,376	$(37,099)	$(48,677)	(32,786)	$(654,325)	$32,064
Net income	—	—	—	—	595,317	—	—	595,317
Other comprehensive loss	—	—	—	(11,746)	—	—	—	(11,746)
Stock-based compensation	—	—	30,733	—	—	—	—	30,733
Stock-based awards exercised or vested	—	—	(33,794)	—	(3,703)	2,305	46,267	8,770
Acquisition of treasury shares(2)	—	—	—	—	—	(844)	(29,449)	(29,449)
Repurchase and retirement of common shares	(8,020)	(80)	(4,732)	—	(348,808)	—	—	(353,620)
Cash dividends declared - $1.28 per share	—	—	—	—	(181,475)	—	—	(181,475)
Balances as of June 30, 2024	170,916	$1,709	$762,583	$(48,845)	$12,654	(31,325)	$(637,507)	$90,594

(1)     The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2)    Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
    See accompanying notes to consolidated financial statements.

42	2024 Form 10-K | H&R Block, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS – Our subsidiaries provide assisted and do-it-yourself (DIY) tax return preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded services and products, including those of our bank partners, to the general public primarily in the United States (U.S.), Canada and Australia. Tax returns are either prepared by H&R Block tax professionals (in company-owned or franchise offices, virtually or via an online review) or prepared and filed by our clients through our DIY tax solutions. We also offer small business solutions through our company-owned and franchise offices (including in-person, online and virtual) and online through Wave.
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
MANAGEMENT ESTIMATES – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates, assumptions and judgments are applied in the evaluation of contingent losses associated with pending claims and litigation, reserves for uncertain tax positions, and fair value of reporting units. Estimates have been prepared based on the best information available as of each balance sheet date. As such, actual results could differ materially from those estimates.
CASH AND CASH EQUIVALENTS – All non-restricted highly liquid instruments maturing within three months at acquisition are considered to be cash equivalents.
Outstanding checks in excess of funds on deposit (book overdrafts) included in accounts payable totaled $2.8 million and $3.3 million as of June 30, 2024 and 2023, respectively.
CASH AND CASH EQUIVALENTS – RESTRICTED – Cash and cash equivalents – restricted consists primarily of cash held by our captive insurance subsidiary that is expected to be used to pay claims.
RECEIVABLES AND RELATED ALLOWANCES – Our trade receivables consist primarily of accounts receivable from tax clients for tax return preparation and related fees. The allowance for credit losses for these receivables requires management's judgment regarding collectibility and current economic conditions to establish an amount considered by management to be adequate to cover estimated losses as of the balance sheet date. Losses from tax clients for tax return preparation and related fees are not specifically identified and charged off; instead they are evaluated on a pooled basis. At the end of the fiscal year the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent years. We establish an allowance for credit losses at an amount that we believe reflects the receivable at net realizable value. Typically in December of each year we charge-off the receivables to an amount we believe represents the net realizable value.
Our financing receivables consist primarily of participations in H&R Block Emerald Advance® (EA) term loans, loans made to franchisees, and amounts due under H&R Block's Instant Refund® (Instant Refund).
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

H&R Block, Inc. | 2024 Form 10-K	43

years for purchased software and up to eight years for leasehold improvements. Property and equipment is retired when no longer in use.
GOODWILL AND INTANGIBLE ASSETS – Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not amortized, but rather is tested for impairment annually as of February 1, or more frequently if indications of potential impairment exist.
Intangible assets, including internally-developed software, with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Intangible assets are typically amortized over the estimated useful life of the assets using the straight-line method. Fully amortized intangible assets are retired at the end of their economic useful life.
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
FOREIGN CURRENCY – The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in net income, but are recorded as a separate component of other comprehensive income in stockholders' equity. Foreign currency gains and losses included in operating results for fiscal years 2024, 2023 and 2022 were not material.
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

44	2024 Form 10-K | H&R Block, Inc.

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
REVENUE RECOGNITION – Revenue is recognized when a contract has been established with a customer and when we satisfy the performance obligations by the transfer of a service or product to the customer. Revenue is the amount of consideration we expect to receive for our services and products and excludes sales taxes. The majority of our services and products have multiple performance obligations. We have certain services for which, the various performance obligations are generally provided simultaneously at a point in time, and revenue is recognized at that time. We have certain services and products where we have multiple performance obligations that are provided at various points in time. For these services and products, we allocate the transaction price to the various performance obligations based on relative standalone selling prices and recognize the revenue when the respective performance obligations have been satisfied. We have determined that our contracts do not contain a significant financing component.
Service revenues consist of assisted and online tax preparation revenues, fees for electronic filing, revenues from RTs, Emerald Card®, SpruceSM, Peace of Mind® (POM), Tax Identity Shield® (TIS) and Wave.
Assisted tax preparation. Services include tax preparation and electronic filing or printing of the completed tax return. Revenues from tax preparation and printing for clients that choose to print and mail their returns, are recognized when a completed return is accepted by the customer. Revenues for electronic filing are recognized when the return is electronically filed.
Royalties. Revenues are based on contractual percentages of franchise gross receipts and are generally recorded in the period in which the services are provided by the franchisee to the customer.
DIY tax preparation. Revenues include fees for online and desktop tax preparation software and for electronic filing or printing. Revenues for online software and printing for clients that choose to print and mail their returns, are recognized when the customer uses the software to complete a return. Revenues for desktop software are recognized when the software is sold to the end user. Revenues for electronic filing are recognized when the return is electronically filed.
Refund Transfer. Revenues are recognized when the Internal Revenue Service (IRS) filing acknowledgment is received and the bank account is established at our bank partner, PathwardTM, N.A. (Pathward), a wholly-owned subsidiary of Pathward Financial, Inc.
Emerald Card® and SpruceSM. Revenues consist of interchange income from the use of debit cards and fees paid by cardholders. Interchange income is a fee paid by merchants to our bank partner through the card networks. Revenues associated with Emerald Card® and SpruceSM are recognized based on authorization of cardholder transactions.
Peace of Mind® Extended Service Plan. Revenues are initially deferred and recognized over the term of the plan, based on the historical pattern of actual claims paid, as claims paid represent the transfer of POM services to the customer. The plan is effective for the life of the tax return, which can be up to six years; however, the majority

H&R Block, Inc. | 2024 Form 10-K	45

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
Tax Identity Shield®. Revenues are initially deferred and are recognized as the various services are provided to the client, either by us or a third party, throughout the term of the contract, which generally ends on April 30th of the following year. TIS has multiple performance obligations where we provide clients assistance in helping protect their tax identity and access to services to help restore their tax identity, if necessary. Protection services include a daily scan of the dark web for personal information, a monthly scan for the client's social security number in credit header data, notifying clients if their information is detected on a tax return filed through H&R Block, and obtaining additional IRS identity protections when eligible.
Interest and fee income on Emerald Advance®. Interest income is recorded over the life of the loan and late fees are recorded when the loan becomes 15 days past due.
Wave®. Revenues primarily consist of fees received to process payment transactions and are generally calculated as a percentage of the transaction amounts processed. Revenues are recognized upon authorization of the transaction.
MARKETING AND ADVERTISING – Marketing and advertising costs are expensed as used and totaled $277.7 million, $286.3 million and $284.2 million in fiscal years 2024, 2023 and 2022, respectively.
EMPLOYEE BENEFIT PLANS – We have a 401(k) defined contribution plan in the U.S., and similar plans internationally, covering eligible full-time and seasonal employees following the completion of an eligibility period. Employer contributions to these plans are discretionary and totaled $25.7 million, $25.6 million and $25.1 million for continuing operations in fiscal years 2024, 2023 and 2022, respectively.
We have severance plans covering executives and eligible regular full-time or part-time active employees who incur a qualifying termination. Expenses related to severance benefits for continuing operations totaled $2.6 million, $6.9 million and $2.6 million in fiscal years 2024, 2023 and 2022, respectively.
NEW ACCOUNTING PRONOUNCEMENTS – In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-07 (ASU 2023-07), “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. ASU 2023-07 will be effective for annual periods beginning in fiscal year 2025 and interim periods beginning in fiscal year 2026. ASU 2023-07 must be applied retrospectively to all prior periods presented in the financial statements.

46	2024 Form 10-K | H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. tax services business. The following table disaggregates our U.S. revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

			(in 000s)
Year ended June 30,	2024	2023	2022
Revenues:
U.S. assisted tax preparation	$2,274,835	$2,167,138	$2,094,612
U.S. royalties	204,802	210,631	225,242
U.S. DIY tax preparation	349,812	314,758	319,086
Refund Transfers	142,249	143,310	162,893
Peace of Mind® Extended Service Plan	93,087	95,181	94,637
Tax Identity Shield®	33,386	38,265	39,114
Emerald Card® and SpruceSM	76,093	84,651	125,444
Interest and fee income on Emerald Advance®	40,933	47,554	43,981
International	247,123	235,131	231,335
Wave	96,472	90,314	80,965
Other	51,555	45,252	45,961
Total revenues	$3,610,347	$3,472,185	$3,463,270

Changes in the balances of deferred revenue and wages for POM are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Year ended June 30,	2024	2023	2024	2023
Balance, beginning of the year	$167,257	$173,486	$21,828	$19,495
Amounts deferred	97,125	103,136	11,819	14,247
Amounts recognized on previous deferrals	(107,772)	(109,365)	(13,435)	(11,914)
Balance, end of the year	$156,610	$167,257	$20,212	$21,828

As of June 30, 2024, deferred revenue related to POM was $156.6 million. We expect that $93.3 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years. POM deferred revenues are included in deferred revenue and other liabilities in the consolidated balance sheets. POM deferred wages are included in prepaid expenses and other current assets and other noncurrent assets.
As of June 30, 2024 and 2023, TIS deferred revenue was $21.4 million and $25.2 million, respectively. The related liabilities are included in deferred revenue and other current liabilities in the consolidated balance sheets. All deferred revenue related to TIS as of June 30, 2024 will be recognized by April 2025.
A significant portion of our accounts receivable balances arise from services and products that we provide to our customers, with the exception of those related to EAs which arise from purchased participation interests with our bank partner. The majority of our receivables are related to RTs. Generally the prices of our services and products are fixed and determinable at the time of sale. For RTs, we record a receivable for our fees which is then collected at the time the IRS issues the client’s refund. Our receivables from customers are generally collected on a periodic basis during and subsequent to the tax season. See note 4 for our accounts receivable balances.
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

H&R Block, Inc. | 2024 Form 10-K	47

The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
Year ended June 30,	2024	2023	2022
Net income from continuing operations attributable to shareholders	$597,963	$561,800	$560,646
Amounts allocated to participating securities	(2,390)	(2,272)	(2,468)
Net income from continuing operations attributable to common shareholders	$595,573	$559,528	$558,178

Basic weighted average common shares	141,932	154,044	168,519
Potential dilutive shares	1,958	3,204	2,916
Dilutive weighted average common shares	143,890	157,248	171,435

Earnings per share from continuing operations attributable to common shareholders:
Basic	$4.20	$3.63	$3.31
Diluted	4.14	3.56	3.26

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.1 million, 0.6 million and 0.4 million shares of stock for fiscal years 2024, 2023 and 2022, respectively, as the effect would be antidilutive.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	June 30, 2024		June 30, 2023
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$5,917	$16,498	$6,344	$19,206
Receivables for U.S. assisted and DIY tax preparation and related fees	18,440	5,332	11,061	6,824
H&R Block's Instant Refund® receivables	2,947	207	8,499	414
Emerald Advance®	17,867	21,360	10,834	7,089
Software receivables from retailers	1,029	—	1,650	—
Royalties and other receivables from franchisees	5,808	—	3,416	—
Wave payment processing receivables	1,078	—	964	—
Other	15,989	427	17,219	1,108
	$69,075	$43,824	$59,987	$34,641

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
Loans to Franchisees. Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and short-term lines of credit primarily for the purpose of funding seasonal working capital needs. As of June 30, 2024 and 2023 loans with a principal balance more than 90 days past due, or on non-accrual status, are not material.
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

48	2024 Form 10-K | H&R Block, Inc.

H&R Block's Instant Refund®. Our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), in exchange for a fee. The total fee we charge for this service is mandated by legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund is then sent by the CRA directly to us. The amount we advance to clients under this program is the amount of their estimated refund, less our fees, any amounts expected to be withheld by the CRA for amounts the client may owe to government authorities and any amounts owed to us from prior years. The CRA system for tracking amounts due to various government agencies also indicates if the client has already filed a return, does not exist in CRA records, or is bankrupt. This serves to greatly reduce the amounts of uncollectible receivables and the risk of fraudulent returns. H&R Block's Instant Refund® amounts are generally received from the CRA within 60 days of filing the client's return, with the remaining balance collectible from the client.
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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by tax return year of origination, as of June 30, 2024 are as follows:

		(in 000s)
Tax return year of origination	Balance	More Than 60 Days Past Due
2023	$2,589	$1,832
2022 and prior	1,575	1,575
	4,164	$3,407
Allowance	(1,010)
Net balance	$3,154

H&R Block Emerald Advance®. Historically, Emerald Advance® lines of credit have been offered to clients in our offices from mid-November through mid-January. If the borrower met certain criteria as agreed in the loan terms, the line of credit could be utilized year-round (Revolving Loan). In fiscal year 2024, EAs were offered as term loans, and we discontinued EA lines of credit, including the Revolving Loans. EA lines of credit required an annual paydown on February 15, and any amounts unpaid were placed on non-accrual status as of March 1. EA term loans are interest bearing with principal and interest due in full on March 31, late fees assessed as of April 15, and any amounts unpaid are placed on non-accrual status as of April 30. EA term loans are offered by our bank partner. We purchase participation interests in their loans, as discussed further in note 10.
Credit losses from EAs are not specifically identified and charged off; instead we review the credit quality of our purchased participation interest in EA receivables on a pooled basis, which are segregated by the fiscal year of origination with older years being deemed more unlikely to be repaid. At the end of the fiscal year, the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent years. We establish an allowance for credit losses at an amount that we believe reflects the receivable at net realizable value. Typically, in December of each year, we charge-off the receivables and the related allowance for EA lines of credit, excluding Revolving Loans, to an amount we believe represents the net realizable value. However, due to the discontinuation of EA lines of credit, we charged-off the receivables and the related allowance of EA lines of credit and Revolving Loans during the quarter ended September 30, 2023 to an amount that we believe represents net realizable value.

H&R Block, Inc. | 2024 Form 10-K	49

Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by fiscal year of origination as of June 30, 2024, are as follows:

		(in 000s)
Fiscal year of origination	Balance	Non-Accrual
2024	$64,847	$64,847
2023 and prior – Lines of credit and Revolving Loans	7,916	7,916
	72,763	$72,763
Allowance	(33,536)
Net balance	$39,227

Allowance for Credit Losses. Activity in the allowance for credit losses for EAs and all other short-term and long-term receivables for the years ended June 30, 2024, 2023 and 2022 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2021	$27,704	$60,272	$87,976
Provision for credit losses	14,814	51,993	66,807
Charge-offs, recoveries and other	(16,377)	(61,139)	(77,516)
Balances as of June 30, 2022	26,141	51,126	77,267
Provision for credit losses	16,059	36,231	52,290
Charge-offs, recoveries and other	(14,814)	(52,249)	(67,063)
Balances as of June 30, 2023	27,386	35,108	62,494
Provision for credit losses	33,864	48,703	82,567
Charge-offs, recoveries and other	(27,714)	(38,484)	(66,198)
Balances as of June 30, 2024	$33,536	$45,327	$78,863

Gross charge-offs of EAs were $27.7 million for the year ended June 30, 2024, of which $15.4 million related to EA lines of credit originated in fiscal year 2023 and $12.3 million related to Revolving Loans.
NOTE 5: PROPERTY AND EQUIPMENT
The components of property and equipment, net of accumulated depreciation and amortization, are as follows:

(in 000s)
As of	June 30, 2024	June 30, 2023
Buildings	$23,200	$28,954
Computers and other equipment	46,880	49,750
Leasehold improvements	59,553	49,428
Purchased software	247	506
Land and other non-depreciable assets	1,439	1,377
	$131,319	$130,015

Depreciation expense of property and equipment from continuing operations for fiscal years 2024, 2023 and 2022 was $60.7 million, $58.5 million and $64.7 million, respectively.
The carrying value of long-lived assets held outside the U.S., which is comprised of property and equipment, totaled $20.0 million and $19.2 million as of June 30, 2024 and 2023 respectively.

50	2024 Form 10-K | H&R Block, Inc.

NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the periods ended June 30, 2024 and 2023 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1,2022	$898,698	$(138,297)	$760,401
Acquisitions(1)	23,832	—	23,832
Disposals and foreign currency changes, net	(8,780)	—	(8,780)
Impairments	—	—	—
Balances as of June 30, 2023	913,750	(138,297)	775,453
Acquisitions(1)	19,086	—	19,086
Disposals and foreign currency changes, net	(9,313)	—	(9,313)
Impairments	—	—	—
Balances as of June 30, 2024	$923,523	$(138,297)	$785,226

(1)    All goodwill added during the period is expected to be tax-deductible for federal income tax reporting.
We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.
Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2024:
Reacquired franchise rights	$403,955	$(228,157)	$175,798
Customer relationships	331,435	(270,245)	61,190
Internally-developed software	122,673	(119,610)	3,063
Noncompete agreements	21,977	(19,494)	2,483
Purchased technology	70,100	(51,432)	18,668
Trade name	5,800	(2,900)	2,900
	$955,940	$(691,838)	$264,102
June 30, 2023:
Reacquired franchise rights	$392,452	$(212,495)	$179,957
Customer relationships	351,695	(301,062)	50,633
Internally-developed software	133,380	(120,054)	13,326
Noncompete agreements	42,596	(39,617)	2,979
Franchise agreements	19,201	(18,668)	533
Purchased technology	122,700	(96,565)	26,135
Trade name	5,800	(2,320)	3,480
	$1,067,824	$(790,781)	$277,043

Amortization of intangible assets from continuing operations for the fiscal years ended June 30, 2024, 2023 and 2022 was $61.1 million, $72.0 million and $77.5 million, respectively. Estimated amortization of intangible assets for fiscal years 2025, 2026, 2027, 2028 and 2029 is $43.3 million, $33.6 million, $27.0 million, $19.1 million and $11.1 million, respectively.

H&R Block, Inc. | 2024 Form 10-K	51

We made payments to acquire businesses totaling $43.4 million, $48.2 million and $35.9 million during the fiscal years ended June 30, 2024, 2023 and 2022, respectively. The amounts and weighted-average lives of assets acquired during fiscal year 2024 are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Customer relationships	$35,040	5
Reacquired franchise rights	11,778	5
Noncompete agreements	1,611	5
Total	$48,429	5

NOTE 7: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
As of	June 30, 2024	June 30, 2023
Senior Notes, 5.250%, due October 2025 (1)	$350,000	$350,000
Senior Notes, 2.500%, due July 2028 (1)	500,000	500,000
Senior Notes, 3.875%, due August 2030 (1)	650,000	650,000
Debt issuance costs and discounts	(8,905)	(11,025)
Total long-term debt	1,491,095	1,488,975
Less: Current portion	—	—
Long-term portion	$1,491,095	$1,488,975
Estimated fair value of long-term debt	$1,391,000	$1,339,000

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of June 30, 2024.
We had no outstanding balance under our CLOC as of June 30, 2024 and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of June 30, 2024.
OTHER INFORMATION – The aggregate payments required to retire long-term debt are $350.0 million in fiscal year 2026, $500.0 million in fiscal year 2029 and $650.0 million in fiscal year 2031.

52	2024 Form 10-K | H&R Block, Inc.

NOTE 8: STOCK-BASED COMPENSATION
We have a stock-based Long Term Incentive Plan (Plan), under which we can grant stock options, restricted shares, performance-based share units, restricted share units, deferred stock units and other forms of equity to employees, non-employee directors and consultants. Stock-based compensation expense and related tax items are as follows:

			(in 000s)
Year ended June 30,	2024	2023	2022
Stock-based compensation expense	$34,277	$31,326	$34,252
Tax benefit	11,567	7,386	6,494
Realized tax benefit	10,939	6,942	5,438

As of June 30, 2024, we had 8.6 million shares reserved for future awards under our Plan. We issue treasury shares to satisfy the exercise or vesting of stock-based awards and believe we have adequate treasury shares available for future issuances.
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
Options and restricted share units (other than performance-based share units) granted to employees typically vest pro-rata based upon service over a three-year period with a portion vesting each year. Performance-based share units granted to employees typically cliff vest at the end of a three-year period based upon satisfaction of both service-based and performance-based requirements. The number of performance-based share units that ultimately vest can range from zero up to 200 percent of the number granted, based on the form of the award, which can vary by year of grant. The performance metrics for these awards typically consist of earnings before interest, taxes, depreciation and amortization (EBITDA), total shareholder return or our stock price. Deferred stock units granted to non-employee directors vest when they are granted and are settled six months after the director separates from service as a director of the Company, except in the case of death.
All share units granted to employees and non-employee directors receive cumulative dividend equivalents to the extent of the units ultimately vesting at the time of distribution. Options granted under our Plan have a maximum contractual term of ten years.
A summary of restricted share units and deferred stock units, including those that are performance-based, for the year ended June 30, 2024, is as follows:

(shares in 000s)
	Restricted Share Units and Deferred Stock Units		Performance-Based Share Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of the year	1,750	$30.96	1,687	$25.04
Granted(1)	673	40.30	1,041	43.62
Released	(423)	33.99	(1,641)	16.56
Forfeited	(133)	38.45	(66)	39.99
Outstanding, end of the year	1,867	$33.31	1,021	$37.91

(1)    Includes adjustments for performance achievement and dividend equivalents.
The total fair value of shares vesting during fiscal years 2024, 2023 and 2022 was $39.1 million, $33.6 million and $33.3 million, respectively. As of June 30, 2024, we had $40.8 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.

H&R Block, Inc. | 2024 Form 10-K	53

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

Year ended June 30,	2024	2023	2022
Expected volatility	10.17% - 157.11%	24.80% - 163.58%	23.19% - 88.48%
Expected term	3 years	3 years	3 years
Dividend yield (1)	0%	0%	0%
Risk-free interest rate	4.54%	3.43%	0.37%
Weighted-average fair value	$44.06	$48.58	$27.07

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
The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
Year ended June 30,	2024	2023	2022
Domestic	$489,912	$447,900	$478,166
Foreign	272,410	263,312	180,903
	$762,322	$711,212	$659,069

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

54	2024 Form 10-K | H&R Block, Inc.

The reconciliation between the statutory U.S. federal tax rate and our effective tax rate from continuing operations is as follows:

Year ended June 30,	2024	2023	2022
U.S. statutory tax rate	21.0%	21.0%	21.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	1.4%	1.6%	2.1%
Earnings taxed in foreign jurisdictions	(1.9)%	(2.9)%	(2.4)%
Permanent differences	0.7%	0.6%	0.9%
Uncertain tax positions	(0.4)%	(0.9)%	(6.3)%
U.S. tax on income from foreign affiliates	4.1%	3.1%	2.0%
Federal income tax credits	(2.4)%	(1.3)%	(2.6)%
Foreign investment recapture	2.6%	—%	0.6%
Change in valuation allowance - domestic	—%	(0.4)%	0.2%
Change in valuation allowance - foreign	(2.8)%	0.7%	(0.3)%
Other	(0.7)%	(0.5)%	(0.3)%
Effective tax rate	21.6%	21.0%	14.9%

The components of income tax expense for continuing operations are as follows:

(in 000s)
Year ended June 30,	2024	2023	2022
Current:
Federal	$191,664	$97,430	$121,319
State	9,695	19,023	25,108
Foreign	18,240	18,214	8,956
	219,599	134,667	155,383
Deferred:
Federal	(59,441)	23,367	(58,487)
State	(11,749)	1,860	(2,016)
Foreign	15,950	(10,482)	3,543
	(55,240)	14,745	(56,960)
Total income taxes for continuing operations	$164,359	$149,412	$98,423

H&R Block, Inc. | 2024 Form 10-K	55

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
The significant components of deferred tax assets and liabilities are reflected in the following table:

(in 000s)
As of	June 30, 2024	June 30, 2023
Deferred tax assets:
Accrued expenses	$3,796	$2,540
Deferred revenue	50,944	17,702
Allowance for credit losses	30,581	22,715
Deferred and stock-based compensation	8,060	6,629
Net operating loss carry-forward	63,398	116,956
Lease liabilities	117,483	111,721
Federal tax benefits related to state unrecognized tax benefits	26,841	22,037
Property and equipment	2,260	—
Internally developed software	15,063	—
Intangibles - intellectual property	71,367	80,879
Valuation allowance	(16,569)	(57,566)
Total deferred tax assets	373,224	323,613
Deferred tax liabilities:
Prepaid expenses and other	(3,001)	(5,954)
Lease right of use assets	(115,128)	(109,814)
Property and equipment	—	(1,421)
Income tax method change	—	(1,018)
Intangibles	(51,398)	(56,651)
Total deferred tax liabilities	(169,527)	(174,858)
Net deferred tax assets	$203,697	$148,755

A reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the consolidated balance sheets is as follows:

(in 000s)
As of	June 30, 2024	June 30, 2023
Deferred income tax assets	$203,697	$152,699
Deferred tax liabilities	—	(3,944)
Net deferred tax asset	$203,697	$148,755

56	2024 Form 10-K | H&R Block, Inc.

Changes in our valuation allowance for fiscal years 2024, 2023 and 2022 are as follows:

(in 000s)
Year ended June 30,	2024	2023	2022
Balance, beginning of the year	$57,566	$55,172	$55,784
Additions charged to costs and expenses	4,584	6,438	4,752
Deductions	(45,581)	(4,044)	(5,364)
Balance, end of the year	$16,569	$57,566	$55,172

Our valuation allowance on deferred tax assets has a net decrease of $41.0 million during the current period. The $4.6 million of additions charged to costs and expenses were due to net operating loss deferred tax assets generated by current year foreign and domestic losses that we do not expect to utilize in future years. This increase is offset by a $45.6 million decrease for adjustments to certain foreign net operating losses utilized in the current fiscal year or for adjustments to net operating losses that are no longer available due to expiration. Of the net $41.0 million decrease in valuation allowance, $21.6 million impacted the effective tax rate due to state and foreign net operating losses we were able to utilize in the current period or now expect to utilize in future periods. The remaining $19.4 million decrease in valuation allowance was offset by decreases to net operating loss deferred tax assets and therefore did not impact the effective tax rate.
Certain of our subsidiaries file stand-alone returns in various state, local and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. As of June 30, 2024, we had net operating losses of $63.4 million in various states and foreign jurisdictions. The amount of state and foreign net operating losses varies by taxing jurisdiction. We maintain a valuation allowance of $5.6 million on state net operating losses and $5.6 million on foreign net operating losses for the portion of such loses that, more likely than not, will not be realized. Of the total net operating loss deferred tax assets, $52.2 million are more likely than not to be realized. Net operating loss deferred tax assets of $11.2 million will expire in varying amounts during fiscal years 2025 through 2042 and the remaining $52.2 million have no expiration.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability; therefore, no provision has been made for income taxes that might be payable upon remittance of such earnings. The amount of unrecognized tax liability on these foreign earnings, net of expected foreign tax credits, is immaterial as of June 30, 2024.
Changes in unrecognized tax benefits for fiscal years 2024, 2023 and 2022 are as follows:

(in 000s)
Year ended June 30,	2024	2023	2022
Balance, beginning of the year	$240,063	$232,004	$264,323
Additions based on tax positions related to prior years	1,232	1,252	2,499
Reductions based on tax positions related to prior years	(4,604)	—	(5,332)
Additions based on tax positions related to the current year	37,063	33,330	32,948
Reductions related to settlements with tax authorities	(4,472)	(661)	(9,800)
Expiration of statute of limitations	(17,495)	(25,862)	(52,634)
Balance, end of the year	$251,787	$240,063	$232,004

Included in the total gross unrecognized tax benefit ending balance as of June 30, 2024, 2023 and 2022 are $207.5 million, $209.0 million and $203.7 million respectively, which if recognized, would impact our effective tax rate. Increases from prior year are primarily related to additions based on current year tax positions offset by expirations of statute of limitations and settlements with taxing authorities.
We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $122.0 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations, anticipated closure of various tax matters currently under examination, and settlements with tax authorities. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.

H&R Block, Inc. | 2024 Form 10-K	57

Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The total gross interest recorded to income tax expense for periods ending June 30, 2024, 2023 and 2022 totaled $14.1 million, $10.1 million and $3.7 million, respectively. The total penalties, if any, recorded for the same periods were immaterial. The total gross interest and penalties accrued as of June 30, 2024 and 2023 totaled $42.0 million and $32.6 million, respectively.
NOTE 10: COMMITMENTS AND CONTINGENCIES
Our U.S. and Canadian businesses offer our 100% accuracy guarantee. Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000, if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $14.1 million and $15.8 million as of June 30, 2024 and 2023, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $26.9 million and $18.3 million as of June 30, 2024 and 2023, respectively, with amounts recorded in deferred revenue and other liabilities. These liabilities will be settled within the nine years. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short-term lines of credit for the purpose of meeting their seasonal working capital needs. Our total obligation under these lines of credit was $0.4 million as of June 30, 2024, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $0.2 million.
In March 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to provide economic and other relief as a result of the COVID-19 pandemic. The CARES Act includes, among other items, provisions relating to refundable employee retention payroll tax credits. Due to the complex nature of the employee retention credit computations, we deferred benefits related to these credits until both the receipt of the benefit and the resolution of the uncertainties, including, but not limited to, the completion of any potential audit or examination, or the expiration of the related statute of limitations. As of June 30, 2023, we had deferred $15.4 million related to these credits which were recorded in deferred revenue and other current liabilities. Due to the expiration of the statute of limitations, we recognized the deferred credits during fiscal year 2024 as an offset to related operating expenses.
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
We have a deferred compensation plan that permits certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in deferred revenue and other liabilities is $10.1 million and $10.5 million as of June 30, 2024 and 2023, respectively, reflecting our obligation under this plan.
Effective October 20, 2023, we amended the Program Management Agreement and entered into a new participation agreement related to EA term loans originated by Pathward. In fiscal year 2024, EAs were offered as term loans and we discontinued EA lines of credit. We continue to purchase a 90% participation interest in each loan made by Pathward in accordance with the participation agreement. See note 4 for additional information about these balances.
Refund Advance loans are originated by Pathward and offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by Pathward. We pay fees primarily based on loan size and customer type.

58	2024 Form 10-K | H&R Block, Inc.

We have provided a guarantee up to $18.0 million related to certain loans to clients prior to the IRS accepting electronic filing. We accrued an estimated liability of $1.4 million at June 30, 2024 related to this guarantee. As of June 30, 2023 we had $0.7 million accrued under the Refund Advance guarantee agreement, and we paid $0.7 million, net of recoveries, related to that guarantee during the fiscal year ended June 30, 2024.
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
NOTE 11: LEASES
Our lease costs and other information related to operating leases consisted of the following:

			(dollars in 000s)
Year ended June 30,	2024	2023	2022
Operating lease costs	$242,372	$238,899	$233,004
Variable lease costs	88,629	85,239	79,923
Subrental income	(508)	(575)	(520)
Total lease costs	$330,493	$323,563	$312,407

Cash paid for operating lease costs	$239,292	$236,423	$236,946
New operating right of use assets and related lease liabilities	$266,970	$253,755	$222,352
Weighted-average remaining operating lease term (years)	3	2	2
Weighted-average operating lease discount rate	5.0%	4.1%	2.8%

Aggregate operating lease maturities as of June 30, 2024 are as follows:

(in 000s)
2025	$223,914
2026	133,307
2027	80,386
2028	37,535
2029	15,955
2030 and thereafter	11,438
Total future undiscounted operating lease payments	502,535
Less imputed interest	(31,092)
Total operating lease liabilities	$471,443

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

H&R Block, Inc. | 2024 Form 10-K	59

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of June 30, 2024. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of June 30, 2024 and 2023 our total accrued liabilities were $7.2 million and $0.2 million, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of June 30, 2024, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

60	2024 Form 10-K | H&R Block, Inc.

On February 23, 2024, the Federal Trade Commission (FTC) filed an administrative complaint before the FTC alleging unfair or deceptive business acts or practices in connection with certain aspects of our DIY tax preparation services. A hearing before an administrative law judge (ALJ) of the FTC is scheduled for October 23, 2024. We filed a complaint in federal court in the Western District of Missouri challenging the constitutionality of the ALJ’s removal protections and seeking to enjoin the ALJ’s participation in the adjudication of the matter. The federal court denied our motion for a preliminary injunction on August 1, 2024. We filed an appeal with the Eighth Circuit Court of Appeals, which is pending. We have also received and are responding to certain governmental inquiries and other matters relating to the IRS Free File Program and other aspects of our DIY tax preparation services, including the use of pixels. An accrual related to these matters is included in our loss contingency accrual.
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
(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 based on the criteria established in "Internal Control –

H&R Block, Inc. | 2024 Form 10-K	61

Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company's external auditors that audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended June 30, 2024, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is included under the caption "Information About Our Executive Officers" in Item 1 of this report on Form 10-K.
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after June 30, 2024, is incorporated herein by reference:
▪Information appearing under the heading "Proposal 1 – Election of Directors";
▪Information appearing under the heading "Delinquent Section 16(a) Reports" (if applicable);
▪Information appearing under the heading "Board of Directors' Meetings and Committees" regarding identification of the Audit Committee and Audit Committee financial experts;
▪Information appearing under the heading “Other Executive Compensation Practices and Policies” regarding the Company’s Insider Trading Policy.
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
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2024, in the sections entitled "Director Compensation," "Director Compensation Table," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Risk Assessment in Compensation Programs," and "Executive Compensation," and is incorporated herein by reference.

62	2024 Form 10-K | H&R Block, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2024, in the sections entitled "Equity Compensation Plans" and "Information Regarding Security Holders," and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2024, in the sections entitled "Employment Agreements, Change in Control and Other Arrangements," "Review of Related Person Transactions," and "Corporate Governance," and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item relating to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2024, in the section entitled "Audit Fees," and is incorporated herein by reference.

H&R Block, Inc. | 2024 Form 10-K	63

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

64	2024 Form 10-K | H&R Block, Inc.

10.4	*
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

10.6	*
First Amendment to the Company's 2003 Long-Term Executive Compensation Plan, effective May 10, 2012, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed May 11, 2012, file number 1-06089, is incorporated herein by reference.

10.7	*
Form of 2003 Long-Term Executive Compensation Plan Grant Agreement for Stock Options as approved on June 20, 2012, filed as Exhibit 10.3 to the Company's current report on Form 8-K filed June 26, 2012, file number 1-06089, is incorporated herein by reference.

10.8	*
H&R Block Deferred Compensation Plan for Executives, as amended and restated effective January 1, 2022, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2021, file number 1-06089, is incorporated herein by reference.

10.9	*
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

10.11	*
H&R Block Severance Plan, as amended and restated on May 15, 2021, filed as Exhibit 10.17 to the Company's annual report on Form 10-K for the fiscal year ended April 30, 2021, file number 1-06089, is incorporated herein by reference.

10.12	*
H&R Block Inc. Executive Severance Plan, as amended and restated effective May 9, 2022, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2022, file number 1-06089, is incorporated herein by reference.

10.13	*
Form of Indemnification Agreement with Directors and Officers, filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2012, file number 1-06089, is incorporated herein by reference.

10.14	*
2008 Deferred Stock Unit Plan for Outside Directors, as amended on September 14, 2011, filed as Exhibit 10.27 to the Company's annual report on Form 10-K for the year ended April 30, 2012, file number 1-06089, is incorporated herein by reference.

10.15	*
Employment Agreement dated November 4, 2021, between H&R Block, Inc., HRB Professional Resources LLC, and Jeffrey J. Jones II, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed November 4, 2021, file number 1-06089, is incorporated herein by reference.

10.16	*	H&R Block, Inc. 2018 Long Term Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.
10.17	*
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

10.20	*
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

H&R Block, Inc. | 2024 Form 10-K	65

10.24	*
Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on August 11, 2022, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed August 17, 2022, file number 1-06089, is incorporated herein by reference.

10.25
Fourth Amended and Restated Credit and Guarantee Agreement dated June 11, 2021, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed June 15, 2021, file number 1-06089, is incorporated herein by reference.

10.26
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

10.27
Program Management Agreement, dated August 5, 2020, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2020, file number 1-06089, is incorporated herein by reference.

10.28
First Amendment to Program Management Agreement, dated December 20, 2021, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed December 23, 2021, file number 1-06089, is incorporated herein by reference.

10.29
Second Amendment to Program Management Agreement, dated October 20, 2023, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2023, file number 1-06089, is incorporated herein by reference.

10.30		Third Amendment to Program Management Agreement, dated April 1, 2024, by and between Emerald Financial Services, LLC and Pathward, N.A.
19.1		H&R Block, Inc. Insider Trading Policy
21		Subsidiaries of the Company.
22		List of Guarantor and Issuer Subsidiaries.
23		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
97		H&R Block, Inc. Policy for the Recovery of Erroneously Awarded Compensation
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Indicates management contracts, compensatory plans or arrangements.
** Furnished, not filed.

66	2024 Form 10-K | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
August 15, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on August 15, 2024.

/s/ Jeffrey J. Jones II	/s/ Tony G. Bowen	/s/ Kellie J. Logerwell
Jeffrey J. Jones II	Tony G. Bowen	Kellie J. Logerwell
President, Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer
and Director	(principal financial officer)	(principal accounting officer)
(principal executive officer)

/s/ Robert A. Gerard	/s/ Sean H. Cohan	/s/ Anuradha Gupta
Robert A. Gerard	Sean H. Cohan	Anuradha Gupta
Director, Chairman of the Board	Director	Director

/s/ Richard A. Johnson	/s/ Mia F. Mends	/s/ Yolande G. Piazza
Richard A. Johnson	Mia F. Mends	Yolande G. Piazza
Director	Director	Director

/s/ Victoria J. Reich	/s/ Matthew E. Winter
Victoria J. Reich	Matthew E. Winter
Director	Director

H&R Block, Inc. | 2024 Form 10-K	67