Form 10-Q
period 2024-09-30
H&R BLOCK INC
filed 2024-11-07
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on October 31, 2024: 137,046,262 shares.

Form 10-Q for the Period ended September 30, 2024

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS:	(unaudited, in 000s, except per share amounts)
	Three months ended September 30,
	2024	2023
REVENUES:
Service revenues	$181,771	$171,726
Royalty, product and other revenues	12,039	12,074
	193,810	183,800
OPERATING EXPENSES:
Costs of revenues	269,581	259,358
Selling, general and administrative	152,560	130,768
Total operating expenses	422,141	390,126

Other income (expense), net	11,917	9,836
Interest expense on borrowings	(15,847)	(15,870)
Loss from continuing operations before income tax benefit	(232,261)	(212,360)
Income tax benefit	(60,840)	(49,487)
Net loss from continuing operations	(171,421)	(162,873)
Net loss from discontinued operations, net of tax benefits of $345 and $182	(1,155)	(609)
NET LOSS	$(172,576)	$(163,482)
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.23)	$(1.11)
Discontinued operations	(0.01)	(0.01)
Consolidated	$(1.24)	$(1.12)
DIVIDENDS DECLARED PER SHARE	$0.375	$0.32
COMPREHENSIVE LOSS:
Net loss	$(172,576)	$(163,482)
Change in foreign currency translation adjustments	6,117	(10,914)
Other comprehensive income (loss)	6,117	(10,914)
Comprehensive loss	$(166,459)	$(174,396)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q1 FY2025 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	September 30, 2024	June 30, 2024
ASSETS
Cash and cash equivalents	$415,860	$1,053,326
Cash and cash equivalents - restricted	23,157	21,867
Receivables, less allowance for credit losses of $57,978 and $61,182	69,929	69,075
Prepaid expenses and other current assets	102,657	95,208
Total current assets	611,603	1,239,476
Property and equipment, at cost, less accumulated depreciation and amortization of $840,343 and $838,814	135,533	131,319
Operating lease right of use assets	426,990	461,986
Intangible assets, net	256,053	264,102
Goodwill	792,195	785,226
Deferred tax assets and income taxes receivable	261,384	271,658
Other noncurrent assets	66,209	65,043
Total assets	$2,549,967	$3,218,810
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$161,620	$155,830
Accrued salaries, wages and payroll taxes	58,294	105,548
Accrued income taxes and reserves for uncertain tax positions	205,470	318,830
Operating lease liabilities	189,432	206,070
Deferred revenue and other current liabilities	181,069	191,050
Total current liabilities	795,885	977,328
Long-term debt	1,491,621	1,491,095
Deferred tax liabilities and reserves for uncertain tax positions	296,370	291,063
Operating lease liabilities	247,062	265,373
Deferred revenue and other noncurrent liabilities	87,094	103,357
Total liabilities	2,918,032	3,128,216
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 167,615,221 and 170,915,771	1,676	1,709
Additional paid-in capital	744,076	762,583
Accumulated other comprehensive loss	(42,728)	(48,845)
Retained earnings (deficit)	(424,548)	12,654
Less treasury shares, at cost, of 30,572,921 and 31,324,609	(646,541)	(637,507)
Total stockholders' equity (deficiency)	(368,065)	90,594
Total liabilities and stockholders' equity	$2,549,967	$3,218,810

See accompanying notes to consolidated financial statements.

2	Q1 FY2025 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Three months ended September 30,	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(172,576)	$(163,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,831	30,225
Provision for credit losses	1,024	1,098
Deferred taxes	19,006	(37,757)
Stock-based compensation	8,727	7,550
Changes in assets and liabilities, net of acquisitions:
Receivables	1,029	4,981
Prepaid expenses, other current and noncurrent assets	8,836	6,396
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(66,017)	(71,202)
Deferred revenue, other current and noncurrent liabilities	(27,025)	(42,657)
Income tax receivables, accrued income taxes and income tax reserves	(129,397)	(70,301)
Other, net	(1,019)	160
Net cash used in operating activities	(328,581)	(334,989)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,735)	(12,916)
Payments made for business acquisitions, net of cash acquired	(5,901)	(6,919)
Franchise loans funded	(7,109)	(5,380)
Payments from franchisees	211	937
Other, net	5,140	388
Net cash used in investing activities	(26,394)	(23,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(44,653)	(42,953)
Repurchase of common stock, including shares surrendered	(238,376)	(150,442)
Other, net	(1,421)	(1,803)
Net cash used in financing activities	(284,450)	(195,198)
Effects of exchange rate changes on cash	3,249	(3,679)
Net decrease in cash and cash equivalents, including restricted balances	(636,176)	(557,756)
Cash, cash equivalents and restricted cash, beginning of period	1,075,193	1,015,316
Cash, cash equivalents and restricted cash, end of period	$439,017	$457,560
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net (includes payments for purchased investment tax credits)	$48,343	$58,337
Interest paid on borrowings	19,792	19,792
Accrued additions to property and equipment	6,341	3,316
New operating right of use assets and related lease liabilities	21,861	38,468
Accrued dividends payable to common shareholders	52,307	46,901
Accrued purchase of common stock	7,131	10,003

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2025 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2024	170,916	$1,709	$762,583	$(48,845)	$12,654	(31,325)	$(637,507)	$90,594
Net loss	—	—	—	—	(172,576)	—	—	(172,576)
Other comprehensive income	—	—	—	6,117	—	—	—	6,117
Stock-based compensation	—	—	7,463	—	—	—	—	7,463
Stock-based awards exercised or vested	—	—	(23,990)	—	(2,611)	1,319	26,848	247
Acquisition of treasury shares(2)	—	—	—	—	—	(567)	(35,882)	(35,882)
Repurchase and retirement of common shares	(3,301)	(33)	(1,980)	—	(209,708)	—	—	(211,721)
Cash dividends declared - $0.375 per share	—	—	—	—	(52,307)	—	—	(52,307)
Balances as of September 30, 2024	167,615	$1,676	$744,076	$(42,728)	$(424,548)	(30,573)	$(646,541)	$(368,065)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2023	178,936	$1,789	$770,376	$(37,099)	$(48,677)	(32,786)	$(654,325)	$32,064
Net loss	—	—	—	—	(163,482)	—	—	(163,482)
Other comprehensive loss	—	—	—	(10,914)	—	—	—	(10,914)
Stock-based compensation	—	—	6,211	—	—	—	—	6,211
Stock-based awards exercised or vested	—	—	(34,226)	—	(3,220)	1,867	37,348	(98)
Acquisition of treasury shares(2)	—	—	—	—	—	(823)	(28,464)	(28,464)
Repurchase and retirement of common shares	(3,265)	(32)	(1,927)	—	(131,341)	—	—	(133,300)
Cash dividends declared - $0.32 per share	—	—	—	—	(46,901)	—	—	(46,901)
Balances as of September 30, 2023	175,671	$1,757	$740,434	$(48,013)	$(393,621)	(31,742)	$(645,441)	$(344,884)

(1) The balance of our accumulated other comprehensive loss consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

4	Q1 FY2025 Form 10-Q| H&R Block, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of September 30, 2024 and June 30, 2024, the consolidated statements of operations and comprehensive loss for the three months ended September 30, 2024 and 2023, the consolidated statements of cash flows for the three months ended September 30, 2024 and 2023, and the consolidated statements of stockholders' equity for the three months ended September 30, 2024 and 2023 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2024 and 2023 and for all periods presented, have been made.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc., to H&R Block, Inc. and its subsidiaries, or to H&R Block, Inc.'s operating subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our June 30, 2024 Annual Report on Form 10-K. All amounts presented herein as of June 30, 2024 or for the year then ended are derived from our Annual Report on Form 10-K.
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
DISCONTINUED OPERATIONS – Our discontinued operations include the results of operations of Sand Canyon Corporation, previously known as Option One Mortgage Corporation, which exited its mortgage business in fiscal year 2008.

H&R Block, Inc. |Q1 FY2025 Form 10-Q	5

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our United States (U.S.) tax services business. The following table disaggregates our U.S. revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

		(in 000s)
	Three months ended September 30,
	2024	2023
Revenues:
U.S. assisted tax preparation	$42,963	$39,263
U.S. royalties	5,852	5,701
U.S. DIY tax preparation	3,236	3,848
Refund Transfers	860	1,142
Peace of Mind® Extended Service Plan	23,097	24,847
Tax Identity Shield®	3,909	4,580
Emerald Card® and SpruceSM	8,826	8,633
Interest and fee income on Emerald Advance®	—	298
International	64,855	60,565
Wave	26,403	23,943
Other	13,809	10,980
Total revenues	$193,810	$183,800

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Three months ended September 30,	2024	2023	2024	2023
Balance, beginning of the period	$156,610	$167,257	$20,212	$21,828
Amounts deferred	1,563	1,450	15	6
Amounts recognized on previous deferrals	(27,450)	(28,772)	(3,629)	(3,323)
Balance, end of the period	$130,723	$139,935	$16,598	$18,511

As of September 30, 2024, deferred revenue related to POM was $130.7 million. We expect that $87.5 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of September 30, 2024 and 2023, Tax Identity Shield® (TIS) deferred revenue was $17.7 million and $20.8 million, respectively. Deferred revenue related to TIS was $21.4 million and $25.2 million as of June 30, 2024 and 2023, respectively. All deferred revenue related to TIS will be recognized by April 2025.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 2.7 million and 3.5 million shares for the three months ended September 30, 2024 and 2023, respectively, as the effect would be antidilutive due to the net loss from continuing operations during the periods.

6	Q1 FY2025 Form 10-Q| H&R Block, Inc.

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended September 30,
	2024	2023
Net loss from continuing operations attributable to shareholders	$(171,421)	$(162,873)
Amounts allocated to participating securities	(229)	(177)
Net loss from continuing operations attributable to common shareholders	$(171,650)	$(163,050)

Basic weighted average common shares	139,154	146,273
Potential dilutive shares	—	—
Dilutive weighted average common shares	139,154	146,273

Loss per share from continuing operations attributable to common shareholders:
Basic	$(1.23)	$(1.11)
Diluted	(1.23)	(1.11)

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – We granted 1.0 million and 1.6 million shares, including adjustments for performance achievement and dividend equivalents, under our stock-based compensation plans during the three months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense of our continuing operations totaled $8.7 million and $7.6 million for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, unrecognized compensation cost for nonvested shares and units totaled $67.9 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	September 30, 2024		June 30, 2024
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$11,133	$18,958	$5,917	$16,498
Receivables for U.S. assisted and DIY tax preparation and related fees	14,899	5,162	18,440	5,332
H&R Block's Instant Refund® receivables	1,880	135	2,947	207
Emerald Advance®	15,879	23,993	17,867	21,360
Software receivables from retailers	111	—	1,029	—
Royalties and other receivables from franchisees	8,339	—	5,808	—
Wave payment processing receivables	728	—	1,078	—
Other	16,960	404	15,989	427
Total	$69,929	$48,652	$69,075	$43,824

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of September 30, 2024 and June 30, 2024, loans with a principal balance more than 90 days past due or on non-accrual status were $2.3 million and $1.1 million, respectively.

H&R Block, Inc. |Q1 FY2025 Form 10-Q	7

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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by tax return year of origination, as of September 30, 2024 are as follows:

		(in 000s)
Tax return year of origination	Balance	More Than 60 Days Past Due
2023	$1,649	$1,617
2022 and prior	1,390	1,390
	3,039	$3,007
Allowance	(1,024)
Net balance	$2,015

EMERALD ADVANCE® – We review the credit quality of our purchased participation interests in EA receivables based on pools, which are segregated by the fiscal year of origination, with older years being deemed more unlikely to be repaid. We establish an allowance for credit losses at an amount that we believe reflects the receivable at net realizable value. Typically, in December of each year, we charge-off the receivables and the related allowance for EAs to an amount we believe represents the net realizable value.
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by fiscal year of origination, as of September 30, 2024 are as follows:

(in 000s)
Fiscal year of origination	Balance	Non-Accrual
2024	$65,608	$65,608
2023 and prior	7,800	7,800
	73,408	$73,408
Allowance	(33,536)
Net balance	$39,872

8	Q1 FY2025 Form 10-Q| H&R Block, Inc.

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for our EA and all other short-term and long-term receivables for the three months ended September 30, 2024 and 2023 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2024	$33,536	$45,327	$78,863
Provision for credit losses	—	1,024	1,024
Charge-offs, recoveries and other	—	(1,462)	(1,462)
Balances as of September 30, 2024	$33,536	$44,889	$78,425
Balances as of July 1, 2023	$27,386	$35,108	$62,494
Provision for credit losses	328	770	1,098
Charge-offs, recoveries and other	(27,714)	(409)	(28,123)
Balances as of September 30, 2023	$—	$35,469	$35,469

There were no gross charge-offs of EAs for the three months ended September 30, 2024.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended September 30, 2024 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2024	$923,523	$(138,297)	$785,226
Acquisitions(1)	3,243	—	3,243
Disposals and foreign currency changes, net	3,726	—	3,726
Impairments	—	—	—
Balances as of September 30, 2024	$930,492	$(138,297)	$792,195

(1)    All goodwill added during the period is expected to be tax-deductible for federal income tax reporting.
We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block, Inc. |Q1 FY2025 Form 10-Q	9

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of September 30, 2024:
Reacquired franchise rights	$406,195	$(232,023)	$174,172
Customer relationships	334,067	(275,742)	58,325
Internally-developed software	122,731	(121,407)	1,324
Noncompete agreements	22,070	(19,705)	2,365
Purchased technology	70,100	(52,988)	17,112
Trade name	5,800	(3,045)	2,755
	$960,963	$(704,910)	$256,053
As of June 30, 2024:
Reacquired franchise rights	$403,955	$(228,157)	$175,798
Customer relationships	331,435	(270,245)	61,190
Internally-developed software	122,673	(119,610)	3,063
Noncompete agreements	21,977	(19,494)	2,483
Purchased technology	70,100	(51,432)	18,668
Trade name	5,800	(2,900)	2,900
	$955,940	$(691,838)	$264,102

We made payments to acquire businesses totaling $5.9 million and $6.9 million during the three months ended September 30, 2024 and 2023, respectively. The amounts and weighted-average lives of intangible assets acquired during the three months ended September 30, 2024 are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Customer relationships	$2,500	5
Reacquired franchise rights	2,191	5
Noncompete agreements	84	5
Total	$4,775	5

Amortization of intangible assets for the three months ended September 30, 2024 was $12.9 million compared to $15.8 million for the three months ended September 30, 2023. Estimated amortization of intangible assets for fiscal years ending June 30, 2025, 2026, 2027, 2028, and 2029 is $44.1 million, $34.6 million, $27.9 million, $20.1 million and $12.0 million, respectively.

10	Q1 FY2025 Form 10-Q| H&R Block, Inc.

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	September 30, 2024	June 30, 2024
Senior Notes, 5.250%, due October 2025	$350,000	$350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Debt issuance costs and discounts	(8,379)	(8,905)
Total long-term debt	1,491,621	1,491,095
Less: Current portion	—	—
Long-term portion	$1,491,621	$1,491,095
Estimated fair value of long-term debt	$1,434,000	$1,391,000

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of September 30, 2024.
We had no outstanding balance under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of September 30, 2024.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state, local, and foreign jurisdictions.
We had gross unrecognized tax benefits of $251.4 million and $251.8 million as of September 30, 2024 and June 30, 2024, respectively. The gross unrecognized tax benefits decreased by $0.4 million during the three months ended September 30, 2024. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $144.4 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations, anticipated closure of various tax matters currently under examination, and settlements with tax authorities. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 26.2% and 23.3% for the three months ended September 30, 2024 and 2023, respectively.

H&R Block, Inc. |Q1 FY2025 Form 10-Q	11

Consistent with prior years, our pretax loss for the three months ended September 30, 2024 is expected to be offset by income in our third and fourth quarters due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the three months ended September 30, 2024 reflects management’s estimate of the annual effective tax rate applied to year-to-date loss from continuing operations adjusted for the tax impact of discrete items for the periods presented.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Our U.S. and Canadian businesses offer our 100% accuracy guarantee. Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $12.0 million and $14.1 million as of September 30, 2024 and June 30, 2024, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $28.0 million and $26.9 million as of September 30, 2024 and June 30, 2024 respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short-term lines of credit for the purpose of meeting their seasonal working capital needs. Our total obligation under these lines of credit was $15.7 million at September 30, 2024, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $10.0 million.
During the three months ended September 30, 2024, the Company entered into an agreement to purchase federal investment tax credits (“ITC”), if certain conditions are met. During the three months ended September 30, 2024, we paid $22.9 million for ITCs. As of September 30, 2024, the Company has a remaining commitment to purchase additional ITCs, estimated to be $74.0 million if certain conditions set forth in the agreement are satisfied, with the final payment anticipated to occur by June 30, 2025.
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

12	Q1 FY2025 Form 10-Q| H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of September 30, 2024. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Our accrued liabilities were $11.1 million and $7.2 million as of September 30, 2024 and June 30, 2024, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of September 30, 2024, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

H&R Block, Inc. |Q1 FY2025 Form 10-Q	13

We have received and are responding to certain governmental inquiries, class actions and mass arbitrations relating to the IRS Free File Program and other aspects of our DIY tax preparation services, including the use of pixels. Related to one of these matters, on February 23, 2024, the Federal Trade Commission (FTC) filed an administrative complaint before the FTC alleging unfair or deceptive business acts or practices in connection with certain aspects of our DIY tax preparation services. A hearing before an administrative law judge (ALJ) of the FTC was scheduled to begin on October 23, 2024. We filed a complaint in federal court in the Western District of Missouri challenging the constitutionality of the ALJ’s removal protections and seeking to enjoin the ALJ’s participation in the adjudication of the matter. The federal court denied our motion for a preliminary injunction on August 1, 2024. We filed an appeal with the Eighth Circuit Court of Appeals. On October 21, 2024, we entered into a proposed Consent Agreement to resolve the allegations of the complaint through a proposed Decision and Order, which is subject to final approval by the Commission. If approved, the proposed Decision and Order will fully resolve the claims. Proceedings before the ALJ are stayed pending a determination by the Commission. An accrual related to these matters is included in our loss contingency accrual.
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

14	Q1 FY2025 Form 10-Q| H&R Block, Inc.

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended September 30,	2024	2023	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$42,963	$39,263	$3,700	9.4%
Royalties	5,852	5,701	151	2.6%
DIY tax preparation	3,236	3,848	(612)	(15.9)%
Refund Transfers	860	1,142	(282)	(24.7)%
Peace of Mind® Extended Service Plan	23,097	24,847	(1,750)	(7.0)%
Tax Identity Shield®	3,909	4,580	(671)	(14.7)%
Other	13,809	10,980	2,829	25.8%
Total U.S. tax preparation and related services	93,726	90,361	3,365	3.7%
Financial services:
Emerald Card® and SpruceSM	8,826	8,633	193	2.2%
Interest and fee income on Emerald Advance®	—	298	(298)	(100.0)%
Total financial services	8,826	8,931	(105)	(1.2)%
International	64,855	60,565	4,290	7.1%
Wave	26,403	23,943	2,460	10.3%
Total revenues	$193,810	$183,800	$10,010	5.4%
Compensation and benefits:
Field wages	68,094	62,435	(5,659)	(9.1)%
Other wages	77,335	72,098	(5,237)	(7.3)%
Benefits and other compensation	38,754	35,248	(3,506)	(9.9)%
	184,183	169,781	(14,402)	(8.5)%
Occupancy	101,318	99,285	(2,033)	(2.0)%
Marketing and advertising	9,972	5,481	(4,491)	(81.9)%
Depreciation and amortization	28,831	30,225	1,394	4.6%
Bad debt	2,730	4,798	2,068	43.1%
Other	95,107	80,556	(14,551)	(18.1)%
Total operating expenses	422,141	390,126	(32,015)	(8.2)%
Other income (expense), net	11,917	9,836	2,081	21.2%
Interest expense on borrowings	(15,847)	(15,870)	23	0.1%
Pretax loss	(232,261)	(212,360)	(19,901)	(9.4)%
Income tax benefit	(60,840)	(49,487)	11,353	22.9%
Net loss from continuing operations	(171,421)	(162,873)	(8,548)	(5.2)%
Net loss from discontinued operations	(1,155)	(609)	(546)	(89.7)%
Net loss	$(172,576)	$(163,482)	$(9,094)	(5.6)%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.23)	$(1.11)	$(0.12)	(10.8)%
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$(1.24)	$(1.12)	$(0.12)	(10.7)%
Adjusted diluted EPS(1)	$(1.17)	$(1.05)	$(0.12)	(11.4)%
EBITDA (1)	$(187,583)	$(166,265)	$(21,318)	(12.8)%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. |Q1 FY2025 Form 10-Q	15

Three months ended September 30, 2024 compared to September 30, 2023
Revenues increased $10.0 million, or 5.4%, from the prior year. U.S. assisted tax preparation revenues increased $3.7 million, or 9.4%, due to higher company-owned tax return volumes combined with an increase in net average charge in the current year. Other revenues increased $2.8 million, or 25.8%, primarily due to higher bookkeeping fees.
International tax preparation revenues increased $4.3 million, or 7.1%, primarily due to higher tax return volumes in Australia combined with favorable foreign currency exchange rates. Wave revenues increased $2.5 million, or 10.3%, due to higher accounting, invoicing and receipts subscriptions and small business payments processing volumes.
Total operating expenses increased $32.0 million, or 8.2%, from the prior year. Field wages increased $5.7 million, or 9.1%, due to higher U.S. and Australian tax professional wages due to higher volumes in the current year. Other wages increased $5.2 million, or 7.3%, due to higher corporate wages primarily due to higher headcount. Benefits and other compensation increased $3.5 million, or 9.9%, primarily due to higher stock-based compensation and severance pay in the current year. Marketing and advertising expense increased $4.5 million, or 81.9%, primarily due to lower vendor refunds for expired customer incentives and higher online advertising in the current year.
Other operating expenses increased $14.6 million, or 18.1%. The components of other expenses are as follows:

				(in 000s)
Three months ended September 30,	2024	2023	$ Change	% Change
Consulting and outsourced services	$15,444	$13,134	$(2,310)	(17.6)%
Bank partner fees	47	48	1	2.1%
Client claims and refunds	5,944	6,239	295	4.7%
Employee and travel expenses	6,117	5,686	(431)	(7.6)%
Technology-related expenses	24,501	23,078	(1,423)	(6.2)%
Credit card/bank charges	18,149	17,169	(980)	(5.7)%
Insurance	3,544	3,350	(194)	(5.8)%
Legal fees and settlements	14,462	3,008	(11,454)	(380.8)%
Supplies	2,907	2,763	(144)	(5.2)%
Other	3,992	6,081	2,089	34.4%
	$95,107	$80,556	$(14,551)	(18.1)%

Legal expenses increased $11.5 million primarily due to higher outside legal counsel spend.
We recorded an income tax benefit of $60.8 million in the current year compared to $49.5 million in the prior year. The effective tax rate for the three months ended September 30, 2024, and 2023 was 26.2% and 23.3%, respectively.
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

16	Q1 FY2025 Form 10-Q| H&R Block, Inc.

January. We typically have relied on available cash balances from the prior tax season and borrowings to meet liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of September 30, 2024 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the three months ended September 30, 2024 and 2023. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Three months ended September 30,	2024	2023
Net cash provided by (used in):
Operating activities	$(328,581)	$(334,989)
Investing activities	(26,394)	(23,890)
Financing activities	(284,450)	(195,198)
Effects of exchange rates on cash	3,249	(3,679)
Net decrease in cash and cash equivalents, including restricted balances	$(636,176)	$(557,756)

Operating Activities. Cash used in operations totaled $328.6 million for the three months ended September 30, 2024 compared to $335.0 million in the prior year period. The change is primarily due to changes in accrued liabilities compared to the prior year period.
Investing Activities. Cash used in investing activities totaled $26.4 million for the three months ended September 30, 2024 compared to $23.9 million in the prior year period. The change is primarily due to higher capital expenditures in the current year.
Financing Activities. Cash used in financing activities totaled $284.5 million for the three months ended September 30, 2024 compared to $195.2 million in the prior year period. The change is primarily due to higher repurchases of common stock in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $44.7 million and $43.0 million for the three months ended September 30, 2024 and 2023, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
On August 15, 2024, the Board of Directors approved a $1.5 billion share repurchase program. The repurchase program does not have an expiration date and replaced the previously existing share repurchase program. During the three months ended September 30, 2024, we repurchased $209.6 million of our common stock at an average price of $63.51 per share, excluding excise taxes in connection with such repurchases. In the prior year period, we repurchased $132.0 million of our common stock at an average price of $40.43 per share, excluding excise taxes in connection with such repurchases. Our current share repurchase program has remaining authorization of $1.3 billion and does not have an expiration date.
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
    Capital Investment. Capital expenditures totaled $18.7 million and $12.9 million for the three months ended September 30, 2024 and 2023, respectively. Our capital expenditures relate primarily to recurring improvements to

H&R Block, Inc. |Q1 FY2025 Form 10-Q	17

retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $5.9 million and $6.9 million during the three months ended September 30, 2024 and 2023, respectively. See Item 1, note 5 for additional information on our acquisitions.
FINANCING RESOURCES – The CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We had no outstanding balance under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of September 30, 2024.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of September 30, 2024 and June 30, 2024:

As of	September 30, 2024			June 30, 2024
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable

Other than described above, there have been no material changes in our borrowings from those reported as of June 30, 2024 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of September 30, 2024, we held cash and cash equivalents, excluding restricted amounts, of $415.9 million, including $183.5 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of September 30, 2024.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in an increase of $3.2 million during the three months ended September 30, 2024 and in a decrease of $3.7 million during the three months ended September 30, 2023.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – The Company entered into an agreement to purchase federal Investment tax credits (“ITC”). During the three months ended September 30, 2024, we paid $22.9 million for ITCs. As of September 30, 2024, the Company has a remaining commitment to purchase additional ITCs, estimated to be $74.0 million, with the final closing payment anticipated to occur by June 30, 2025.
Effective October 18, 2024, we amended our Program Management Agreement (PMA) with Pathward®, N.A to extend the term of the PMA for two years until June 30, 2027. There have been no other material changes in our contractual obligations and commercial commitments from those reported in our June 30, 2024 Annual Report on Form 10-K.
SUMMARIZED GUARANTOR FINANCIAL STATEMENTS – Block Financial is a 100% owned subsidiary of H&R Block, Inc. Block Financial is the Issuer and H&R Block, Inc. is the full and unconditional Guarantor of our Senior Notes, CLOC and other indebtedness issued from time to time.

18	Q1 FY2025 Form 10-Q| H&R Block, Inc.

The following table presents summarized financial information for H&R Block, Inc. (Guarantor) and Block Financial (Issuer) on a combined basis after intercompany eliminations and excludes investments in and equity earnings in non-guarantor subsidiaries.

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	September 30, 2024	June 30, 2024
Current assets	$48,965	$44,423
Noncurrent assets	1,781,716	1,778,832
Current liabilities	89,972	77,848
Noncurrent liabilities	1,500,355	1,492,211

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Three months ended September 30, 2024	Twelve months ended June 30, 2024
Total revenues	$9,758	$144,206
Income from continuing operations before income taxes	11,588	75,819
Net income from continuing operations	8,906	57,441
Net income	7,750	54,795

The table above reflects $1.7 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of September 30, 2024 and June 30, 2024, respectively.
REGULATORY ENVIRONMENT
There have been no material changes in our regulatory environment from what was reported in our June 30, 2024 Annual Report on Form 10-K.
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

H&R Block, Inc. |Q1 FY2025 Form 10-Q	19

The following is a reconciliation of net loss to EBITDA from continuing operations, which is a non-GAAP financial measure:

		(in 000s)
	Three months ended September 30,
	2024	2023
Net loss - as reported	$(172,576)	$(163,482)
Discontinued operations, net	1,155	609
Net loss from continuing operations - as reported	(171,421)	(162,873)
Add back:
Income tax benefit	(60,840)	(49,487)
Interest expense	15,847	15,870
Depreciation and amortization	28,831	30,225
	(16,162)	(3,392)
EBITDA from continuing operations	$(187,583)	$(166,265)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
	Three months ended September 30,
	2024	2023
Net loss from continuing operations - as reported	$(171,421)	$(162,873)
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	11,128	12,555
Tax effect of adjustments (1)	(2,645)	(2,936)
Adjusted net loss from continuing operations	$(162,938)	$(153,254)
Diluted loss per share from continuing operations - as reported	$(1.23)	$(1.11)
Adjustments, net of tax	0.06	0.06
Adjusted diluted loss per share from continuing operations	$(1.17)	$(1.05)

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

20	Q1 FY2025 Form 10-Q| H&R Block, Inc.

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
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Policies" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported in our June 30, 2024 Annual Report on Form 10-K.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported in our June 30, 2024 Annual Report on Form 10-K.

H&R Block, Inc. |Q1 FY2025 Form 10-Q	21

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended September 30, 2024 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	3	$54.74	—	$1,500,000
August 1 - August 31	1,077	$63.62	513	$1,467,237
September 1 - September 30	2,788	$63.41	2,788	$1,290,424
	3,868	$63.46	3,301

(1)We purchased approximately 567 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)On August 15, 2024, we announced that our Board of Directors approved a $1.5 billion share repurchase program. The repurchase program does not have an expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Director and Section 16 Officer Trading Arrangements
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

22	Q1 FY2025 Form 10-Q| H&R Block, Inc.

ITEM 6.    EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1
Fourth Amendment to Program Management Agreement, dated October 18, 2024, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed October 23, 2024, file number 1-06089, is incorporated herein by reference.

22	List of Guarantor and Issuer Subsidiaries, filed as Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, file number 1-06089, is incorporated herein by reference.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

H&R Block, Inc. |Q1 FY2025 Form 10-Q	23

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
November 7, 2024

/s/ Tiffany L. Mason
Tiffany L. Mason
Chief Financial Officer
November 7, 2024

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
November 7, 2024

24	Q1 FY2025 Form 10-Q| H&R Block, Inc.