Form 10-Q
period 2024-12-31
H&R BLOCK INC
filed 2025-02-06
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on January 31, 2025: 133,849,262 shares.

Form 10-Q for the Period ended December 31, 2024

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS:			(unaudited, in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
REVENUES:
Service revenues	$152,968	$149,081	$334,739	$320,807
Royalty, product and other revenues	26,102	30,002	38,141	42,076
	179,070	179,083	372,880	362,883
OPERATING EXPENSES:
Costs of revenues	314,209	299,827	583,790	559,185
Selling, general and administrative	158,152	146,688	310,712	277,456
Total operating expenses	472,361	446,515	894,502	836,641

Other income (expense), net	2,744	5,922	14,661	15,758
Interest expense on borrowings	(21,752)	(21,364)	(37,599)	(37,234)
Loss from continuing operations before income tax benefit	(312,299)	(282,874)	(544,560)	(495,234)
Income tax benefit	(69,833)	(93,758)	(130,673)	(143,245)
Net loss from continuing operations	(242,466)	(189,116)	(413,887)	(351,989)
Net loss from discontinued operations, net of tax benefits of $286, $191, $631 and $373	(954)	(639)	(2,109)	(1,248)
NET LOSS	$(243,420)	$(189,755)	$(415,996)	$(353,237)
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.79)	$(1.33)	$(3.02)	$(2.44)
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Consolidated	$(1.80)	$(1.33)	$(3.03)	$(2.45)
DIVIDENDS DECLARED PER SHARE	$0.375	$0.32	$0.75	$0.64
COMPREHENSIVE LOSS:
Net loss	$(243,420)	$(189,755)	$(415,996)	$(353,237)
Change in foreign currency translation adjustments	(29,034)	11,559	(22,917)	645
Other comprehensive income (loss)	(29,034)	11,559	(22,917)	645
Comprehensive loss	$(272,454)	$(178,196)	$(438,913)	$(352,592)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q2 FY2025 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	December 31, 2024	June 30, 2024
ASSETS
Cash and cash equivalents	$320,051	$1,053,326
Cash and cash equivalents - restricted	21,473	21,867
Receivables, less allowance for credit losses of $20,025 and $61,182	321,171	69,075
Prepaid expenses and other current assets	114,658	95,208
Total current assets	777,353	1,239,476
Property and equipment, at cost, less accumulated depreciation and amortization of $849,691 and $838,814	143,833	131,319
Operating lease right of use assets	389,629	461,986
Intangible assets, net	270,601	264,102
Goodwill	783,286	785,226
Deferred tax assets and income taxes receivable	281,694	271,658
Other noncurrent assets	65,924	65,043
Total assets	$2,712,320	$3,218,810
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$136,893	$155,830
Accrued salaries, wages and payroll taxes	64,993	105,548
Accrued income taxes and reserves for uncertain tax positions	149,255	318,830
Current portion of long-term debt	349,611	—
Operating lease liabilities	170,726	206,070
Deferred revenue and other current liabilities	187,885	191,050
Total current liabilities	1,059,363	977,328
Long-term debt and line of credit borrowings	1,932,545	1,491,095
Deferred tax liabilities and reserves for uncertain tax positions	292,643	291,063
Operating lease liabilities	228,041	265,373
Deferred revenue and other noncurrent liabilities	72,188	103,357
Total liabilities	3,584,780	3,128,216
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 164,367,434 and 170,915,771	1,644	1,709
Additional paid-in capital	752,093	762,583
Accumulated other comprehensive loss	(71,762)	(48,845)
Retained earnings (deficit)	(908,785)	12,654
Less treasury shares, at cost, of 30,522,962 and 31,324,609	(645,650)	(637,507)
Total stockholders' equity (deficiency)	(872,460)	90,594
Total liabilities and stockholders' equity	$2,712,320	$3,218,810

See accompanying notes to consolidated financial statements.

2	Q2 FY2025 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Six months ended December 31,	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(415,996)	$(353,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,026	60,331
Provision for credit losses	20,727	21,536
Deferred taxes	(1,531)	(35,525)
Stock-based compensation	17,945	17,525
Changes in assets and liabilities, net of acquisitions:
Receivables	(262,348)	(348,833)
Prepaid expenses, other current and noncurrent assets	2,588	(7,395)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(76,806)	(58,543)
Deferred revenue, other current and noncurrent liabilities	(45,170)	(58,520)
Income tax receivables, accrued income taxes and income tax reserves	(192,340)	(180,706)
Other, net	(733)	1,201
Net cash used in operating activities	(895,638)	(942,166)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,115)	(32,708)
Payments made for business acquisitions, net of cash acquired	(28,017)	(27,158)
Franchise loans funded	(17,442)	(15,491)
Payments from franchisees	971	2,747
Other, net	6,110	1,565
Net cash used in investing activities	(87,493)	(71,045)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(100,000)	(25,000)
Proceeds from line of credit borrowings	890,000	825,000
Dividends paid	(96,960)	(89,854)
Repurchase of common stock, including shares surrendered	(436,233)	(378,709)
Other, net	1,791	4,011
Net cash provided by financing activities	258,598	335,448
Effects of exchange rate changes on cash	(9,136)	671
Net decrease in cash and cash equivalents, including restricted balances	(733,669)	(677,092)
Cash, cash equivalents and restricted cash, beginning of period	1,075,193	1,015,316
Cash, cash equivalents and restricted cash, end of period	$341,524	$338,224
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net (includes payments for purchased investment tax credits)	$62,290	$72,160
Interest paid on borrowings	33,412	35,496
Accrued additions to property and equipment	3,798	4,036
New operating right of use assets and related lease liabilities	47,135	70,532
Accrued dividends payable to common shareholders	50,176	45,273

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2025 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2024	170,916	$1,709	$762,583	$(48,845)	$12,654	(31,325)	$(637,507)	$90,594
Net loss	—	—	—	—	(172,576)	—	—	(172,576)
Other comprehensive income	—	—	—	6,117	—	—	—	6,117
Stock-based compensation	—	—	7,463	—	—	—	—	7,463
Stock-based awards exercised or vested	—	—	(23,990)	—	(2,611)	1,319	26,848	247
Acquisition of treasury shares(2)	—	—	—	—	—	(567)	(35,882)	(35,882)
Repurchase and retirement of common shares	(3,301)	(33)	(1,980)	—	(209,708)	—	—	(211,721)
Cash dividends declared - $0.375 per share	—	—	—	—	(52,307)	—	—	(52,307)
Balances as of September 30, 2024	167,615	$1,676	$744,076	$(42,728)	$(424,548)	(30,573)	$(646,541)	$(368,065)
Net loss	—	—	—	—	(243,420)	—	—	(243,420)
Other comprehensive loss	—	—	—	(29,034)	—	—	—	(29,034)
Stock-based compensation	—	—	9,156	—	—	—	—	9,156
Stock-based awards exercised or vested	—	—	810	—	(245)	54	1,144	1,709
Acquisition of treasury shares(2)	—	—	—	—	—	(4)	(253)	(253)
Repurchase and retirement of common shares	(3,248)	(32)	(1,949)	—	(190,396)	—	—	(192,377)
Cash dividends declared - $0.375 per share	—	—	—	—	(50,176)	—	—	(50,176)
Balances as of December 31, 2024	164,367	$1,644	$752,093	$(71,762)	$(908,785)	(30,523)	$(645,650)	$(872,460)

(1) The balance of our accumulated other comprehensive loss consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

4	Q2 FY2025 Form 10-Q| H&R Block, Inc.

					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2023	178,936	$1,789	$770,376	$(37,099)	$(48,677)	(32,786)	$(654,325)	$32,064
Net loss	—	—	—	—	(163,482)	—	—	(163,482)
Other comprehensive loss	—	—	—	(10,914)	—	—	—	(10,914)
Stock-based compensation	—	—	6,211	—	—	—	—	6,211
Stock-based awards exercised or vested	—	—	(34,226)	—	(3,220)	1,867	37,348	(98)
Acquisition of treasury shares(2)	—	—	—	—	—	(823)	(28,464)	(28,464)
Repurchase and retirement of common shares	(3,265)	(32)	(1,927)	—	(131,341)	—	—	(133,300)
Cash dividends declared - $0.32 per share	—	—	—	—	(46,901)	—	—	(46,901)
Balances as of September 30, 2023	175,671	$1,757	$740,434	$(48,013)	$(393,621)	(31,742)	$(645,441)	$(344,884)
Net loss	—	—	—	—	(189,755)	—	—	(189,755)
Other comprehensive income	—	—	—	11,559	—	—	—	11,559
Stock-based compensation	—	—	9,270	—	—	—	—	9,270
Stock-based awards exercised or vested	—	—	(165)	—	(46)	348	7,087	6,876
Acquisition of treasury shares(2)	—	—	—	—	—	(3)	(125)	(125)
Repurchase and retirement of common shares	(4,755)	(48)	(2,805)	—	(217,467)	—	—	(220,320)
Cash dividends declared - $0.32 per share	—	—	—	—	(45,273)	—	—	(45,273)
Balances as of December 31, 2023	170,916	$1,709	$746,734	$(36,454)	$(846,162)	(31,397)	$(638,479)	$(772,652)

(1) The balance of our accumulated other comprehensive loss consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q2 FY2025 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of December 31, 2024 and June 30, 2024, the consolidated statements of operations and comprehensive loss for the three and six months ended December 31, 2024 and 2023, the consolidated statements of cash flows for the six months ended December 31, 2024 and 2023, and the consolidated statements of stockholders' equity for the three and six months ended December 31, 2024 and 2023 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2024 and 2023 and for all periods presented, have been made.
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

6	Q2 FY2025 Form 10-Q| H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our United States (U.S.) tax services business. The following table disaggregates our U.S. revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

				(in 000s)
	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Revenues:
U.S. assisted tax preparation	$48,380	$48,342	$91,343	$87,605
U.S. royalties	3,499	5,454	9,351	11,155
U.S. DIY tax preparation	13,744	13,111	16,980	16,959
Refund Transfers	637	813	1,497	1,955
Peace of Mind® Extended Service Plan	16,145	17,440	39,242	42,287
Tax Identity Shield®	4,013	4,694	7,922	9,274
Emerald Card® and SpruceSM	10,148	11,700	18,974	20,333
Interest and fee income on Emerald Advance®	12,308	15,235	12,308	15,533
International	31,811	29,569	96,666	90,134
Wave	26,561	23,133	52,964	47,076
Other	11,824	9,592	25,633	20,572
Total revenues	$179,070	$179,083	$372,880	$362,883

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Six months ended December 31,	2024	2023	2024	2023
Balance, beginning of the period	$156,610	$167,257	$20,212	$21,828
Amounts deferred	3,209	3,601	15	8
Amounts recognized on previous deferrals	(46,962)	(48,995)	(6,092)	(5,590)
Balance, end of the period	$112,857	$121,863	$14,135	$16,246

As of December 31, 2024, deferred revenue related to POM was $112.9 million. We expect that $83.0 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of December 31, 2024 and 2023, Tax Identity Shield® (TIS) deferred revenue was $14.1 million and $16.5 million, respectively. Deferred revenue related to TIS was $21.4 million and $25.2 million as of June 30, 2024 and 2023, respectively. All deferred revenue related to TIS will be recognized by April 2025.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 2.7 million shares for the three and six months ended December 31, 2024 and 3.2 million

H&R Block, Inc. |Q2 FY2025 Form 10-Q	7

shares for the three and six months ended December 31, 2023, as the effect would be antidilutive due to the net loss from continuing operations during the periods.
The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Net loss from continuing operations attributable to shareholders	$(242,466)	$(189,116)	$(413,887)	$(351,989)
Amounts allocated to participating securities	(240)	(192)	(469)	(369)
Net loss from continuing operations attributable to common shareholders	$(242,706)	$(189,308)	$(414,356)	$(352,358)

Basic weighted average common shares	135,563	142,340	137,359	144,307
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	135,563	142,340	137,359	144,307

Loss per share from continuing operations attributable to common shareholders:
Basic	$(1.79)	$(1.33)	$(3.02)	$(2.44)
Diluted	(1.79)	(1.33)	(3.02)	(2.44)

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – We granted 1.1 million and 1.7 million shares, including adjustments for performance achievement and dividend equivalents, under our stock-based compensation plans during the six months ended December 31, 2024 and 2023, respectively. Stock-based compensation expense of our continuing operations totaled $9.2 million and $17.9 million for the three and six months ended December 31, 2024, respectively, and $9.9 million and $17.5 million for the three and six months ended December 31, 2023, respectively. As of December 31, 2024, unrecognized compensation cost for nonvested shares and units totaled $59.5 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	December 31, 2024		June 30, 2024
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$19,764	$20,861	$5,917	$16,498
Receivables for U.S. assisted and DIY tax preparation and related fees	9,823	5,440	18,440	5,332
H&R Block's Instant Refund® receivables	1,375	184	2,947	207
Emerald Advance®	266,110	23,643	17,867	21,360
Software receivables from retailers	2,073	—	1,029	—
Royalties and other receivables from franchisees	6,955	—	5,808	—
Wave payment processing receivables	693	—	1,078	—
Other	14,378	659	15,989	427
Total	$321,171	$50,787	$69,075	$43,824

8	Q2 FY2025 Form 10-Q| H&R Block, Inc.

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. As of December 31, 2024 and June 30, 2024, loans with a principal balance more than 90 days past due or on non-accrual status were $2.2 million and $1.1 million, respectively.
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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by tax return year of origination, as of December 31, 2024 are as follows:

		(in 000s)
Tax return year of origination	Balance	More Than 60 Days Past Due
2023	$375	$316
2022 and prior	1,184	1,184
	1,559	$1,500
Allowance	—
Net balance	$1,559

EMERALD ADVANCE® – We review the credit quality of our purchased participation interests in Emerald Advance® (EA) receivables based on pools, which are segregated by the fiscal year of origination, with older years being deemed more unlikely to be repaid. We establish an allowance for credit losses at an amount that we believe reflects the receivable at net realizable value. Typically, in December of each year, we charge-off the receivables and the related allowance for EAs to an amount we believe represents the net realizable value.
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by fiscal year of origination, as of December 31, 2024 are as follows:

(in 000s)
Fiscal year of origination	Balance	Non-Accrual
2025	$270,393	$—
2024 and prior	38,469	38,469
	308,862	$38,469
Allowance	(19,109)
Net balance	$289,753

H&R Block, Inc. |Q2 FY2025 Form 10-Q	9

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for EA and all other short-term and long-term receivables for the six months ended December 31, 2024 and 2023 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2024	$33,536	$45,327	$78,863
Provision for credit losses	19,109	1,618	20,727
Charge-offs, recoveries and other	(33,536)	(45,552)	(79,088)
Balances as of December 31, 2024	$19,109	$1,393	$20,502
Balances as of July 1, 2023	$27,386	$35,108	$62,494
Provision for credit losses	17,885	3,651	21,536
Charge-offs, recoveries and other	(27,714)	(37,613)	(65,327)
Balances as of December 31, 2023	$17,557	$1,146	$18,703

For the six months ended December 31, 2024, there were $33.5 million of gross charge-offs related to EAs which were originated in fiscal year 2024.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended December 31, 2024 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2024	$923,523	$(138,297)	$785,226
Acquisitions(1)	12,761	—	12,761
Disposals and foreign currency changes, net	(14,701)	—	(14,701)
Impairments	—	—	—
Balances as of December 31, 2024	$921,583	$(138,297)	$783,286

(1)    All goodwill added during the period is expected to be tax-deductible for federal income tax reporting.
We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

10	Q2 FY2025 Form 10-Q| H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of December 31, 2024:
Reacquired franchise rights	$413,752	$(235,650)	$178,102
Customer relationships	350,700	(280,481)	70,219
Internally-developed software	123,495	(122,332)	1,163
Noncompete agreements	22,807	(19,857)	2,950
Purchased technology	70,100	(54,543)	15,557
Trade name	5,800	(3,190)	2,610
	$986,654	$(716,053)	$270,601
As of June 30, 2024:
Reacquired franchise rights	$403,955	$(228,157)	$175,798
Customer relationships	331,435	(270,245)	61,190
Internally-developed software	122,673	(119,610)	3,063
Noncompete agreements	21,977	(19,494)	2,483
Purchased technology	70,100	(51,432)	18,668
Trade name	5,800	(2,900)	2,900
	$955,940	$(691,838)	$264,102

We made payments to acquire businesses totaling $28.0 million and $27.2 million during the six months ended December 31, 2024 and 2023, respectively. The amounts and weighted-average lives of intangible assets acquired during the six months ended December 31, 2024, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Customer relationships	$19,705	5
Reacquired franchise rights	9,983	6
Internally-developed software	1,027	3
Noncompete agreements	871	5
Total	$31,586	5

Amortization of intangible assets for the three and six months ended December 31, 2024 was $12.1 million and $25.0 million, respectively, compared to $15.4 million and $31.2 million for the three and six months ended December 31, 2023. Estimated amortization of intangible assets for fiscal years ending June 30, 2025, 2026, 2027, 2028, and 2029 is $47.0 million, $39.9 million, $33.1 million, $24.9 million and $16.5 million, respectively.

H&R Block, Inc. |Q2 FY2025 Form 10-Q	11

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	December 31, 2024	June 30, 2024
Senior Notes, 5.250%, due October 2025	$350,000	$350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Committed line of credit borrowings	790,000	—
Debt issuance costs and discounts	(7,844)	(8,905)
Total long-term debt	2,282,156	1,491,095
Less: Current portion	(349,611)	—
Long-term portion	$1,932,545	$1,491,095
Estimated fair value of long-term debt	$2,193,000	$1,391,000

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of December 31, 2024.
We had an outstanding balance of $790.0 million under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of December 31, 2024.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state, local, and foreign jurisdictions.
We had gross unrecognized tax benefits of $244.1 million and $251.8 million as of December 31, 2024 and June 30, 2024, respectively. The gross unrecognized tax benefits decreased by $7.7 million during the six months ended December 31, 2024. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $148.4 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations, anticipated closure of various tax matters currently under examination, and settlements with tax authorities. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.

12	Q2 FY2025 Form 10-Q| H&R Block, Inc.

Our effective tax rate for continuing operations, including the effects of discrete tax items, was 24.0% and 28.9% for the six months ended December 31, 2024 and 2023, respectively. Discrete items increased the effective tax rate by 0.3% and 5.4% for the six months ended December 31, 2024, and 2023, respectively. Discrete income tax benefits of $1.5 million and $26.6 million were recorded in the six months ended December 31, 2024 and 2023, respectively. The discrete tax benefit recorded in the current period primarily resulted from investment tax credit purchases. The discrete tax benefit recorded in the prior period primarily resulted from settlements with taxing authorities and state statute of limitations expirations. The impact of discrete tax items combined with the seasonal nature of our business can cause the effective tax rate in our second quarter to be significantly different than the rate for our full fiscal year.
Consistent with prior years, our pretax loss for the six months ended December 31, 2024 is expected to be offset by income in our third and fourth quarters due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the six months ended December 31, 2024 reflects management’s estimate of the annual effective tax rate applied to year-to-date loss from continuing operations adjusted for the tax impact of discrete items for the periods presented.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Our U.S. and Canadian businesses offer our 100% accuracy guarantee. Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $9.7 million and $14.1 million as of December 31, 2024 and June 30, 2024, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $38.3 million and $26.9 million as of December 31, 2024 and June 30, 2024 respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short-term lines of credit for the purpose of meeting their seasonal working capital needs. Our total obligation under these lines of credit was $20.9 million at December 31, 2024, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $5.8 million.
During the six months ended December 31, 2024, the Company entered into an agreement to purchase federal investment tax credits (“ITC”), if certain conditions are met. During the six months ended December 31, 2024, we paid $22.9 million for ITCs. As of December 31, 2024, the Company has a remaining commitment to purchase additional ITCs, for approximately $80.0 million if certain conditions set forth in the agreement are satisfied, with the final payment anticipated to occur by June 30, 2025.
Emerald Advance® term loans are originated by Pathward® N.A. (Pathward). We purchase participation interests, at par, in all EAs originated by Pathward in accordance with our participation agreement. Our participation interest varies by jurisdiction. At December 31, 2024, the principal balance of purchased participation interests for the current year totaled $257.9 million, which represents 87% of total EA volume originated by Pathward.
NOTE 9: LITIGATION AND OTHER RELATED CONTINGENCIES
We are a defendant in numerous litigation and arbitration matters, arising both in the ordinary course of business and otherwise, including as described below. The matters described below are not all of the lawsuits or arbitrations to which we are subject. In some of the matters, very large or indeterminate amounts, including

H&R Block, Inc. |Q2 FY2025 Form 10-Q	13

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of December 31, 2024. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Our accrued liabilities were $11.1 million and $7.2 million as of December 31, 2024 and June 30, 2024, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of December 31, 2024, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

14	Q2 FY2025 Form 10-Q| H&R Block, Inc.

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
We have received and are responding to certain governmental inquiries, class actions and mass arbitrations relating to the IRS Free File Program and other aspects of our DIY tax preparation services, including the use of pixels. Related to one of these matters, on February 23, 2024, the Federal Trade Commission (FTC) filed an administrative complaint before the FTC alleging unfair or deceptive business acts or practices in connection with certain aspects of our DIY tax preparation services. A hearing before an administrative law judge (ALJ) of the FTC was scheduled to begin on October 23, 2024. We filed a complaint in federal court in the Western District of Missouri challenging the constitutionality of the ALJ’s removal protections and seeking to enjoin the ALJ’s participation in the adjudication of the matter. The federal court denied our motion for a preliminary injunction on August 1, 2024. We filed an appeal with the Eighth Circuit Court of Appeals. On October 21, 2024, we entered into a Consent Agreement to resolve the allegations of the complaint through a Decision and Order, which became final and effective on January 8, 2025. The complaint filed in the Missouri federal court and the corresponding appeal were subsequently dismissed by consent of the parties. An accrual related to these matters is included in our loss contingency accrual.
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

H&R Block, Inc. |Q2 FY2025 Form 10-Q	15

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended December 31,	2024	2023	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$48,380	$48,342	$38	0.1%
Royalties	3,499	5,454	(1,955)	(35.8)%
DIY tax preparation	13,744	13,111	633	4.8%
Refund Transfers	637	813	(176)	(21.6)%
Peace of Mind® Extended Service Plan	16,145	17,440	(1,295)	(7.4)%
Tax Identity Shield®	4,013	4,694	(681)	(14.5)%
Other	11,824	9,592	2,232	23.3%
Total U.S. tax preparation and related services	98,242	99,446	(1,204)	(1.2)%
Financial services:
Emerald Card® and SpruceSM	10,148	11,700	(1,552)	(13.3)%
Interest and fee income on Emerald Advance®	12,308	15,235	(2,927)	(19.2)%
Total financial services	22,456	26,935	(4,479)	(16.6)%
International	31,811	29,569	2,242	7.6%
Wave	26,561	23,133	3,428	14.8%
Total revenues	$179,070	$179,083	$(13)	—%
Compensation and benefits:
Field wages	81,565	77,795	(3,770)	(4.8)%
Other wages	78,731	74,671	(4,060)	(5.4)%
Benefits and other compensation	38,402	36,063	(2,339)	(6.5)%
	198,698	188,529	(10,169)	(5.4)%
Occupancy	104,999	101,194	(3,805)	(3.8)%
Marketing and advertising	14,863	11,305	(3,558)	(31.5)%
Depreciation and amortization	29,195	30,107	912	3.0%
Bad debt	19,416	21,754	2,338	10.7%
Other	105,190	93,626	(11,564)	(12.4)%
Total operating expenses	472,361	446,515	(25,846)	(5.8)%
Other income (expense), net	2,744	5,922	(3,178)	(53.7)%
Interest expense on borrowings	(21,752)	(21,364)	(388)	(1.8)%
Pretax loss	(312,299)	(282,874)	(29,425)	(10.4)%
Income tax benefit	(69,833)	(93,758)	(23,925)	(25.5)%
Net loss from continuing operations	(242,466)	(189,116)	(53,350)	(28.2)%
Net loss from discontinued operations	(954)	(639)	(315)	(49.3)%
Net loss	$(243,420)	$(189,755)	$(53,665)	(28.3)%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.79)	$(1.33)	$(0.46)	(34.6)%
Discontinued operations	(0.01)	—	(0.01)	**
Consolidated	$(1.80)	$(1.33)	$(0.47)	(35.3)%
Adjusted diluted EPS(1)	$(1.73)	$(1.27)	$(0.46)	(36.2)%
EBITDA (1)	$(261,352)	$(231,403)	$(29,949)	(12.9)%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

16	Q2 FY2025 Form 10-Q| H&R Block, Inc.

Three months ended December 31, 2024 compared to December 31, 2023
Revenues of $179.1 million were flat compared to the prior year. Interest and fee income on Emerald Advance® revenues decreased $2.9 million, or 19.2%, primarily due to a decrease in EA loans originated in the current year.
International tax preparation revenues increased $2.2 million, or 7.6%, primarily due to higher tax return volumes in Australia combined with favorable foreign currency exchange rates. Wave revenues increased $3.4 million, or 14.8%, due to higher accounting, invoicing and receipts subscriptions and small business payments processing volumes.
Total operating expenses increased $25.8 million, or 5.8%, from the prior year. Field wages increased $3.8 million, or 4.8%, due to higher tax professional wages in the current year. Other wages increased $4.1 million, or 5.4%, due to higher corporate wages primarily due to salary increases. Occupancy expense increased $3.8 million, or 3.8%, primarily due to higher lease and office-related expenses. Marketing and advertising expense increased $3.6 million, or 31.5%, primarily due to the timing of advertising and lower vendor refunds for expired customer incentives in the current year.
Other operating expenses increased $11.6 million, or 12.4%. The components of other expenses are as follows:

				(in 000s)
Three months ended December 31,	2024	2023	$ Change	% Change
Consulting and outsourced services	$18,439	$16,267	$(2,172)	(13.4)%
Bank partner fees	1,316	(1,113)	(2,429)	**
Client claims and refunds	4,332	3,107	(1,225)	(39.4)%
Employee and travel expenses	12,495	12,375	(120)	(1.0)%
Technology-related expenses	28,062	27,261	(801)	(2.9)%
Credit card/bank charges	18,546	17,768	(778)	(4.4)%
Insurance	4,256	2,076	(2,180)	(105.0)%
Legal fees and settlements	7,192	5,421	(1,771)	(32.7)%
Supplies	3,570	4,355	785	18.0%
Other	6,982	6,109	(873)	(14.3)%
	$105,190	$93,626	$(11,564)	(12.4)%

Other income (expense), net decreased $3.2 million, or 53.7%, primarily due to higher foreign currency losses and lower interest income in the current year.
We recorded an income tax benefit of $69.8 million in the current year compared to $93.8 million in the prior year. The effective tax rate for the three months ended December 31, 2024, and 2023 was 22.4% and 33.1%, respectively.

H&R Block, Inc. |Q2 FY2025 Form 10-Q	17

Consolidated - Financial Results		(in 000s, except per share amounts)
Six months ended December 31,	2024	2023	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$91,343	$87,605	$3,738	4.3%
Royalties	9,351	11,155	(1,804)	(16.2)%
DIY tax preparation	16,980	16,959	21	0.1%
Refund Transfers	1,497	1,955	(458)	(23.4)%
Peace of Mind® Extended Service Plan	39,242	42,287	(3,045)	(7.2)%
Tax Identity Shield®	7,922	9,274	(1,352)	(14.6)%
Other	25,633	20,572	5,061	24.6%
Total U.S. tax preparation and related services	191,968	189,807	2,161	1.1%
Financial services:
Emerald Card® and SpruceSM	18,974	20,333	(1,359)	(6.7)%
Interest and fee income on Emerald Advance®	12,308	15,533	(3,225)	(20.8)%
Total financial services	31,282	35,866	(4,584)	(12.8)%
International	96,666	90,134	6,532	7.2%
Wave	52,964	47,076	5,888	12.5%
Total revenues	$372,880	$362,883	$9,997	2.8%
Compensation and benefits:
Field wages	149,659	140,230	(9,429)	(6.7)%
Other wages	156,066	146,769	(9,297)	(6.3)%
Benefits and other compensation	77,156	71,311	(5,845)	(8.2)%
	382,881	358,310	(24,571)	(6.9)%
Occupancy	206,317	200,479	(5,838)	(2.9)%
Marketing and advertising	24,835	16,786	(8,049)	(48.0)%
Depreciation and amortization	58,026	60,332	2,306	3.8%
Bad debt	22,146	26,552	4,406	16.6%
Other	200,297	174,182	(26,115)	(15.0)%
Total operating expenses	894,502	836,641	(57,861)	(6.9)%
Other income (expense), net	14,661	15,758	(1,097)	(7.0)%
Interest expense on borrowings	(37,599)	(37,234)	(365)	(1.0)%
Pretax loss	(544,560)	(495,234)	(49,326)	(10.0)%
Income tax benefit	(130,673)	(143,245)	(12,572)	(8.8)%
Net loss from continuing operations	(413,887)	(351,989)	(61,898)	(17.6)%
Net loss from discontinued operations	(2,109)	(1,248)	(861)	(69.0)%
Net loss	$(415,996)	$(353,237)	$(62,759)	(17.8)%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(3.02)	$(2.44)	$(0.58)	(23.8)%
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$(3.03)	$(2.45)	$(0.58)	(23.7)%
Adjusted diluted EPS(1)	$(2.89)	$(2.31)	$(0.58)	(25.1)%
EBITDA (1)	$(448,935)	$(397,668)	$(51,267)	(12.9)%

(1) All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

18	Q2 FY2025 Form 10-Q| H&R Block, Inc.

Six months ended December 31, 2024 compared to December 31, 2023
Revenues increased $10.0 million, or 2.8%, from the prior year. U.S. assisted tax preparation revenues increased $3.7 million, or 4.3%, primarily due to an increase in net average charge.
Peace of Mind® revenue decreased $3.0 million, or 7.2%, due to lower prior year sales of Peace of Mind®. Peace of Mind® revenues are initially deferred and recognized over the term of the plan. Other revenues increased $5.1 million, or 24.6%, primarily due to higher bookkeeping fees. Interest and fee income on Emerald Advance® revenues decreased $3.2 million, or 20.8%, primarily due to a decrease in EA loans originated in the current year.
International revenues increased $6.5 million, or 7.2%, primarily due to higher tax return volumes in Australia combined with favorable foreign currency exchange rates. Wave revenues increased $5.9 million, or 12.5%, due to higher accounting, invoicing and receipts subscriptions and small business payments processing volumes.
Total operating expenses increased $57.9 million, or 6.9%, from the prior year period. Field wages increased $9.4 million, or 6.7%, due to higher tax professional wages in the current year. Other wages increased $9.3 million, or 6.3%, primarily due to higher corporate wages due to salary increases in the current year. Benefits and other compensation increased $5.8 million, or 8.2%, due to higher employee insurance and severance pay in the current year. Occupancy expense increased $5.8 million, or 2.9%, primarily due to higher lease and office-related expenses. Marketing and advertising expense increased $8.0 million, or 48.0%, due to the timing of advertising and lower vendor refunds for expired customer incentives in the current year.
Other operating expenses increased $26.1 million, or 15.0%. The components of other expenses are as follows:

				(in 000s)
Six months ended December 31,	2024	2023	$ Change	% Change
Consulting and outsourced services	$33,883	$29,401	$(4,482)	(15.2)%
Bank partner fees	1,363	(1,065)	(2,428)	**
Client claims and refunds	10,276	9,346	(930)	(10.0)%
Employee and travel expenses	18,612	18,061	(551)	(3.1)%
Technology-related expenses	52,563	50,339	(2,224)	(4.4)%
Credit card/bank charges	36,695	34,937	(1,758)	(5.0)%
Insurance	7,800	5,426	(2,374)	(43.8)%
Legal fees and settlements	21,654	8,429	(13,225)	(156.9)%
Supplies	6,477	7,118	641	9.0%
Other	10,974	12,190	1,216	10.0%
	$200,297	$174,182	$(26,115)	(15.0)%

Legal expense increased $13.2 million primarily due to higher outside legal counsel spend.
We recorded income tax expense of $130.7 million in the current year compared to $143.2 million in the prior year. The effective tax rate for the six months ended December 31, 2024, and 2023 was 24.0% and 28.9%, respectively. See Item 1, note 7 to the consolidated financial statements for additional discussion.
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

H&R Block, Inc. |Q2 FY2025 Form 10-Q	19

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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of December 31, 2024 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the six months ended December 31, 2024 and 2023. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Six months ended December 31,	2024	2023
Net cash provided by (used in):
Operating activities	$(895,638)	$(942,166)
Investing activities	(87,493)	(71,045)
Financing activities	258,598	335,448
Effects of exchange rates on cash	(9,136)	671
Net decrease in cash and cash equivalents, including restricted balances	$(733,669)	$(677,092)

Operating Activities. Cash used in operations totaled $895.6 million for the six months ended December 31, 2024 compared to $942.2 million in the prior year period. The change is primarily due to lower EA loans originated in the current year and changes in deferred taxes, partially offset by a higher net loss in the current year.
Investing Activities. Cash used in investing activities totaled $87.5 million for the six months ended December 31, 2024 compared to $71.0 million in the prior year period. The change is primarily due to higher capital expenditures in the current year.
Financing Activities. Cash provided by financing activities totaled $258.6 million for the six months ended December 31, 2024 compared to $335.4 million in the prior year period. The change is primarily due to higher repurchases of common stock in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $97.0 million and $89.9 million for the six months ended December 31, 2024 and 2023, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
On August 15, 2024, the Board of Directors approved a $1.5 billion share repurchase program. The repurchase program does not have an expiration date and replaced the previously existing share repurchase program. During the six months ended December 31, 2024, we repurchased $400.1 million of our common stock at an average price of $61.10 per share, excluding excise taxes in connection with such repurchases. In the prior year period, we repurchased $350.1 million of our common stock at an average price of $43.66 per share, excluding excise taxes in connection with such repurchases. Our current share repurchase program has remaining authorization of $1.1 billion and does not have an expiration date.
Share repurchases may be effectuated through open market transactions, some of which may be effectuated under SEC Rule 10b5-1. The Company may cancel, suspend, or extend the period for the purchase of shares at any

20	Q2 FY2025 Form 10-Q| H&R Block, Inc.

time. Any repurchases will be funded primarily through available cash and cash from operations. Although we may continue to repurchase shares, there is no assurance that we will purchase up to the full Board authorization.
    Capital Investment. Capital expenditures totaled $49.1 million and $32.7 million for the six months ended December 31, 2024 and 2023, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $28.0 million and $27.2 million during the six months ended December 31, 2024 and 2023, respectively. See Item 1, note 5 for additional information on our acquisitions.
FINANCING RESOURCES – The CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We had an outstanding balance of $790.0 million under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of December 31, 2024.
Our Senior Notes due in October 2025 (2025 Senior Notes) are classified as a current liability as of December 31, 2024. We are considering various financing options in regard to the maturing 2025 Senior Notes and anticipate these options will provide adequate liquidity to fund the cash requirements at or prior to maturity.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of December 31, 2024 and June 30, 2024:

As of	December 31, 2024			June 30, 2024
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable

Other than described above, there have been no material changes in our borrowings from those reported as of June 30, 2024 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of December 31, 2024, we held cash and cash equivalents, excluding restricted amounts, of $320.1 million, including $158.6 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of December 31, 2024.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $9.1 million during the six months ended December 31, 2024 and in an increase of $0.7 million during the six months ended December 31, 2023.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – The Company entered into an agreement to purchase federal Investment tax credits (“ITC”). During the six months ended December 31, 2024, we paid $22.9 million for ITCs. As of December 31, 2024, the Company has a remaining commitment to purchase additional ITCs, for approximately $80.0 million if certain conditions set forth in the agreement are satisfied, with the final closing payment anticipated to occur by June 30, 2025.
Effective October 18, 2024, we amended our Program Management Agreement (PMA) with Pathward®, N.A to extend the term of the PMA for two years until June 30, 2027. We purchased participation interests in EAs of $257.9 million during the six months ended December 31, 2024. See Item 1, note 8 for additional information on our commitments.
There have been no other material changes in our contractual obligations and commercial commitments from those reported in our June 30, 2024 Annual Report on Form 10-K.

H&R Block, Inc. |Q2 FY2025 Form 10-Q	21

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

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	December 31, 2024	June 30, 2024
Current assets	$304,264	$44,423
Noncurrent assets	2,317,461	1,778,832
Current liabilities	437,886	77,848
Noncurrent liabilities	1,938,745	1,492,211

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Six months ended December 31, 2024	Twelve months ended June 30, 2024
Total revenues	$33,436	$144,206
Income (loss) from continuing operations before income taxes	(3,363)	75,819
Net income (loss) from continuing operations	(2,592)	57,441
Net income (loss)	(4,702)	54,795

The table above reflects $2.3 billion and $1.7 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of December 31, 2024 and June 30, 2024, respectively.
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

22	Q2 FY2025 Form 10-Q| H&R Block, Inc.

The following is a reconciliation of net loss to EBITDA from continuing operations, which is a non-GAAP financial measure:

				(in 000s)
	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Net loss - as reported	$(243,420)	$(189,755)	$(415,996)	$(353,237)
Discontinued operations, net	954	639	2,109	1,248
Net loss from continuing operations - as reported	(242,466)	(189,116)	(413,887)	(351,989)
Add back:
Income tax benefit	(69,833)	(93,758)	(130,673)	(143,245)
Interest expense	21,752	21,364	37,599	37,234
Depreciation and amortization	29,195	30,107	58,026	60,332
	(18,886)	(42,287)	(35,048)	(45,679)
EBITDA from continuing operations	$(261,352)	$(231,403)	$(448,935)	$(397,668)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Net loss from continuing operations - as reported	$(242,466)	$(189,116)	$(413,887)	$(351,989)
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	10,910	12,269	22,038	24,824
Tax effect of adjustments (1)	(2,539)	(3,087)	(5,184)	(6,022)
Adjusted net loss from continuing operations	$(234,095)	$(179,934)	$(397,033)	$(333,187)
Diluted loss per share from continuing operations - as reported	$(1.79)	$(1.33)	$(3.02)	$(2.44)
Adjustments, net of tax	0.06	0.06	0.13	0.13
Adjusted diluted loss per share from continuing operations	$(1.73)	$(1.27)	$(2.89)	$(2.31)

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

H&R Block, Inc. |Q2 FY2025 Form 10-Q	23

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported in our June 30, 2024 Annual Report on Form 10-K.

24	Q2 FY2025 Form 10-Q| H&R Block, Inc.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended December 31, 2024 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	2	$62.63	—	$1,290,424
November 1 - November 30	3,130	$58.62	3,128	$1,107,066
December 1 - December 31	120	$59.02	120	$1,100,000
	3,252	$58.64	3,248

(1)We purchased approximately 4 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)On August 15, 2024, we announced that our Board of Directors approved a $1.5 billion share repurchase program. The repurchase program does not have an expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Director and Section 16 Officer Trading Arrangements
On November 11, 2024, Jeffrey J. Jones II, President, Chief Executive Officer and Director, adopted a Rule 10b5-1 plan (Rule 10b5-1 Plan) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Jones’s Rule 10b5-1 Plan provides for the sale of up to 212,963 shares of the Company’s common stock, pursuant to the terms of the Rule 10b5-1 Plan. The Rule 10b5-1 Plan expires on November 11, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.
No other director or Section 16 officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K during the three months ended December 31, 2024.

H&R Block, Inc. |Q2 FY2025 Form 10-Q	25

ITEM 6.    EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

22	List of Guarantor and Issuer Subsidiaries, filed as Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, file number 1-06089, is incorporated herein by reference.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

26	Q2 FY2025 Form 10-Q| H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
February 6, 2025

/s/ Tiffany L. Mason
Tiffany L. Mason
Chief Financial Officer
February 6, 2025

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
February 6, 2025

H&R Block, Inc. |Q2 FY2025 Form 10-Q	27