Form 10-Q
period 2025-03-31
H&R BLOCK INC
filed 2025-05-07
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on April 30, 2025: 133,880,414 shares.

Form 10-Q for the Period ended March 31, 2025

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME:			(unaudited, in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
REVENUES:
Service revenues	$2,099,481	$1,993,556	$2,434,220	$2,314,363
Royalty, product and other revenues	177,623	191,278	215,764	233,354
	2,277,104	2,184,834	2,649,984	2,547,717
OPERATING EXPENSES:
Costs of revenues	969,392	926,008	1,553,182	1,485,193
Selling, general and administrative	329,399	330,622	640,111	608,078
Total operating expenses	1,298,791	1,256,630	2,193,293	2,093,271

Other income (expense), net	4,554	5,224	19,215	20,982
Interest expense on borrowings	(24,686)	(26,070)	(62,285)	(63,304)
Income from continuing operations before income taxes	958,181	907,358	413,621	412,124
Income taxes	235,253	215,772	104,580	72,527
Net income from continuing operations	722,928	691,586	309,041	339,597
Net loss from discontinued operations, net of tax benefits of $180, $254, $811 and $627	(598)	(849)	(2,707)	(2,097)
NET INCOME	$722,330	$690,737	$306,334	$337,500
BASIC EARNINGS PER SHARE:
Continuing operations	$5.38	$4.94	$2.26	$2.37
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Consolidated	$5.37	$4.93	$2.24	$2.36
DILUTED EARNINGS PER SHARE:
Continuing operations	$5.32	$4.87	$2.23	$2.34
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Consolidated	$5.31	$4.86	$2.21	$2.32
DIVIDENDS DECLARED PER SHARE	$0.375	$0.32	$1.125	$0.96
COMPREHENSIVE INCOME:
Net income	$722,330	$690,737	$306,334	$337,500
Change in foreign currency translation adjustments	445	(9,882)	(22,472)	(9,237)
Other comprehensive income (loss)	445	(9,882)	(22,472)	(9,237)
Comprehensive income	$722,775	$680,855	$283,862	$328,263

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q3 FY2025 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	March 31, 2025	June 30, 2024
ASSETS
Cash and cash equivalents	$772,946	$1,053,326
Cash and cash equivalents - restricted	16,744	21,867
Receivables, less allowance for credit losses of $49,315 and $61,182	352,398	69,075
Prepaid expenses and other current assets	104,450	95,208
Total current assets	1,246,538	1,239,476
Property and equipment, at cost, less accumulated depreciation and amortization of $864,681 and $838,814	146,456	131,319
Operating lease right of use assets	417,197	461,986
Intangible assets, net	270,007	264,102
Goodwill	785,936	785,226
Deferred tax assets and income taxes receivable	308,989	271,658
Other noncurrent assets	69,888	65,043
Total assets	$3,245,011	$3,218,810
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$243,754	$155,830
Accrued salaries, wages and payroll taxes	269,849	105,548
Accrued income taxes and reserves for uncertain tax positions	346,733	318,830
Current portion of long-term debt	349,787	—
Operating lease liabilities	173,902	206,070
Deferred revenue and other current liabilities	205,778	191,050
Total current liabilities	1,589,803	977,328
Long-term debt and line of credit borrowings	1,142,890	1,491,095
Deferred tax liabilities and reserves for uncertain tax positions	337,634	291,063
Operating lease liabilities	252,630	265,373
Deferred revenue and other noncurrent liabilities	114,892	103,357
Total liabilities	3,437,849	3,128,216
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 164,367,434 and 170,915,771	1,644	1,709
Additional paid-in capital	758,821	762,583
Accumulated other comprehensive loss	(71,317)	(48,845)
Retained earnings (deficit)	(236,909)	12,654
Less treasury shares, at cost, of 30,487,639 and 31,324,609	(645,077)	(637,507)
Total stockholders' equity (deficiency)	(192,838)	90,594
Total liabilities and stockholders' equity	$3,245,011	$3,218,810

See accompanying notes to consolidated financial statements.

2	Q3 FY2025 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Nine months ended March 31,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$306,334	$337,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,247	91,004
Provision for credit losses	56,042	61,359
Deferred taxes	(12,503)	(58,223)
Stock-based compensation	25,420	25,310
Changes in assets and liabilities, net of acquisitions:
Receivables	(335,605)	(348,106)
Prepaid expenses, other current and noncurrent assets	(7,504)	(18,037)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	240,246	223,045
Deferred revenue, other current and noncurrent liabilities	20,684	12,483
Income tax receivables, accrued income taxes and income tax reserves	50,049	93,961
Other, net	(1,088)	(32)
Net cash provided by operating activities	429,322	420,264
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71,784)	(53,831)
Payments made for business acquisitions, net of cash acquired	(35,323)	(43,163)
Franchise loans funded	(21,455)	(18,815)
Payments from franchisees	11,478	12,884
Other, net	6,194	3,282
Net cash used in investing activities	(110,890)	(99,643)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(1,950,000)	(1,025,000)
Proceeds from line of credit borrowings	1,950,000	1,025,000
Dividends paid	(147,136)	(135,127)
Repurchase of common stock, including shares surrendered	(436,516)	(379,018)
Other, net	(11,854)	(6,358)
Net cash used in financing activities	(595,506)	(520,503)
Effects of exchange rate changes on cash	(8,429)	(2,739)
Net decrease in cash and cash equivalents, including restricted balances	(285,503)	(202,621)
Cash, cash equivalents and restricted cash, beginning of period	1,075,193	1,015,316
Cash, cash equivalents and restricted cash, end of period	$789,690	$812,695
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net (includes payments for purchased investment tax credits)	$65,505	$35,888
Interest paid on borrowings	63,251	66,464
Accrued additions to property and equipment	2,448	1,477
New operating right of use assets and related lease liabilities	135,372	139,872
Accrued dividends payable to common shareholders	50,194	44,648

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2025 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2024	170,916	$1,709	$762,583	$(48,845)	$12,654	(31,325)	$(637,507)	$90,594
Net loss	—	—	—	—	(172,576)	—	—	(172,576)
Other comprehensive income	—	—	—	6,117	—	—	—	6,117
Stock-based compensation	—	—	7,463	—	—	—	—	7,463
Stock-based awards exercised or vested	—	—	(23,990)	—	(2,611)	1,319	26,848	247
Acquisition of treasury shares(2)	—	—	—	—	—	(567)	(35,882)	(35,882)
Repurchase and retirement of common shares	(3,301)	(33)	(1,980)	—	(209,708)	—	—	(211,721)
Cash dividends declared - $0.375 per share	—	—	—	—	(52,307)	—	—	(52,307)
Balances as of September 30, 2024	167,615	$1,676	$744,076	$(42,728)	$(424,548)	(30,573)	$(646,541)	$(368,065)
Net loss	—	—	—	—	(243,420)	—	—	(243,420)
Other comprehensive loss	—	—	—	(29,034)	—	—	—	(29,034)
Stock-based compensation	—	—	9,156	—	—	—	—	9,156
Stock-based awards exercised or vested	—	—	810	—	(245)	54	1,144	1,709
Acquisition of treasury shares(2)	—	—	—	—	—	(4)	(253)	(253)
Repurchase and retirement of common shares	(3,248)	(32)	(1,949)	—	(190,396)	—	—	(192,377)
Cash dividends declared - $0.375 per share	—	—	—	—	(50,176)	—	—	(50,176)
Balances as of December 31, 2024	164,367	$1,644	$752,093	$(71,762)	$(908,785)	(30,523)	$(645,650)	$(872,460)
Net income	—	—	—	—	722,330	—	—	722,330
Other comprehensive income	—	—	—	445	—	—	—	445
Stock-based compensation	—	—	7,424	—	—	—	—	7,424
Stock-based awards exercised or vested	—	—	(696)	—	(260)	41	856	(100)
Acquisition of treasury shares(2)	—	—	—	—	—	(6)	(283)	(283)
Cash dividends declared - $0.375 per share	—	—	—	—	(50,194)	—	—	(50,194)
Balances as of March 31, 2025	164,367	$1,644	$758,821	$(71,317)	$(236,909)	(30,488)	$(645,077)	$(192,838)

(1) The balance of our accumulated other comprehensive loss consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

4	Q3 FY2025 Form 10-Q| H&R Block, Inc.

					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2023	178,936	$1,789	$770,376	$(37,099)	$(48,677)	(32,786)	$(654,325)	$32,064
Net loss	—	—	—	—	(163,482)	—	—	(163,482)
Other comprehensive loss	—	—	—	(10,914)	—	—	—	(10,914)
Stock-based compensation	—	—	6,211	—	—	—	—	6,211
Stock-based awards exercised or vested	—	—	(34,226)	—	(3,220)	1,867	37,348	(98)
Acquisition of treasury shares(2)	—	—	—	—	—	(823)	(28,464)	(28,464)
Repurchase and retirement of common shares	(3,265)	(32)	(1,927)	—	(131,341)	—	—	(133,300)
Cash dividends declared - $0.32 per share	—	—	—	—	(46,901)	—	—	(46,901)
Balances as of September 30, 2023	175,671	$1,757	$740,434	$(48,013)	$(393,621)	(31,742)	$(645,441)	$(344,884)
Net loss	—	—	—	—	(189,755)	—	—	(189,755)
Other comprehensive income	—	—	—	11,559	—	—	—	11,559
Stock-based compensation	—	—	9,270	—	—	—	—	9,270
Stock-based awards exercised or vested	—	—	(165)	—	(46)	348	7,087	6,876
Acquisition of treasury shares(2)	—	—	—	—	—	(3)	(125)	(125)
Repurchase and retirement of common shares	(4,755)	(48)	(2,805)	—	(217,467)	—	—	(220,320)
Cash dividends declared - $0.32 per share	—	—	—	—	(45,273)	—	—	(45,273)
Balances as of December 31, 2023	170,916	$1,709	$746,734	$(36,454)	$(846,162)	(31,397)	$(638,479)	$(772,652)
Net income	—	—	—	—	690,737	—	—	690,737
Other comprehensive loss	—	—	—	(9,882)	—	—	—	(9,882)
Stock-based compensation	—	—	7,140	—	—	—	—	7,140
Stock-based awards exercised or vested	—	—	(269)	—	(223)	16	300	(192)
Acquisition of treasury shares(2)	—	—	—	—	—	(7)	(309)	(309)
Cash dividends declared - $0.32 per share	—	—	—	—	(44,648)	—	—	(44,648)
Balances as of March 31, 2024	170,916	$1,709	$753,605	$(46,336)	$(200,296)	(31,388)	$(638,488)	$(129,806)

(1) The balance of our accumulated other comprehensive loss consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q3 FY2025 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of March 31, 2025 and June 30, 2024, the consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2025 and 2024, the consolidated statements of cash flows for the nine months ended March 31, 2025 and 2024, and the consolidated statements of stockholders' equity for the three and nine months ended March 31, 2025 and 2024 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2025 and 2024 and for all periods presented, have been made.
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

6	Q3 FY2025 Form 10-Q| H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our United States (U.S.) tax services business. The following table disaggregates our U.S. revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

				(in 000s)
	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Revenues:
U.S. assisted tax preparation	$1,635,877	$1,534,825	$1,727,220	$1,622,430
U.S. royalties	133,961	141,915	143,312	153,070
U.S. DIY tax preparation	214,666	198,570	231,646	215,529
Refund Transfers	113,732	118,937	115,229	120,892
Peace of Mind® Extended Service Plan	15,625	16,813	54,867	59,100
Tax Identity Shield®	7,025	7,536	14,947	16,810
Emerald Card® and SpruceSM	40,195	41,160	59,169	61,493
Interest and fee income on Emerald Advance®	14,286	21,169	26,594	36,702
International	60,438	68,264	157,104	158,398
Wave	26,717	23,580	79,681	70,656
Other	14,582	12,065	40,215	32,637
Total revenues	$2,277,104	$2,184,834	$2,649,984	$2,547,717

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Nine months ended March 31,	2025	2024	2025	2024
Balance, beginning of the period	$156,610	$167,257	$20,212	$21,828
Amounts deferred	70,536	72,369	7,222	8,324
Amounts recognized on previous deferrals	(64,885)	(68,445)	(8,396)	(8,324)
Balance, end of the period	$162,261	$171,181	$19,038	$21,828

As of March 31, 2025, deferred revenue related to POM was $162.3 million. We expect that $91.8 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of March 31, 2025 and 2024, Tax Identity Shield® (TIS) deferred revenue was $31.2 million and $31.6 million, respectively. Deferred revenue related to TIS was $21.4 million and $25.2 million as of June 30, 2024 and 2023, respectively. All deferred revenue related to TIS will be recognized through April 2026.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.6 million and 0.5 million shares for the three and nine months ended March 31, 2025,

H&R Block, Inc. |Q3 FY2025 Form 10-Q	7

respectively, and one thousand and 0.2 million shares for the three and nine months ended March 31, 2024, respectively, as the effect would be antidilutive.
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Net income from continuing operations attributable to shareholders	$722,928	$691,586	$309,041	$339,597
Amounts allocated to participating securities	(3,442)	(2,788)	(1,408)	(1,350)
Net income from continuing operations attributable to common shareholders	$719,486	$688,798	$307,633	$338,247

Basic weighted average common shares	133,853	139,525	136,207	142,724
Potential dilutive shares	1,476	2,015	1,737	1,870
Dilutive weighted average common shares	135,329	141,540	137,944	144,594

Earnings per share from continuing operations attributable to common shareholders:
Basic	$5.38	$4.94	$2.26	$2.37
Diluted	5.32	4.87	2.23	2.34

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – We granted 1.1 million and 1.7 million shares, including adjustments for performance achievement and dividend equivalents, under our stock-based compensation plans during the nine months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense of our continuing operations totaled $7.5 million and $25.4 million for the three and nine months ended March 31, 2025, respectively, and $7.8 million and $25.3 million for the three and nine months ended March 31, 2024, respectively. As of March 31, 2025, unrecognized compensation cost for nonvested shares and units totaled $50.8 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	March 31, 2025		June 30, 2024
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$17,267	$17,979	$5,917	$16,498
Receivables for U.S. assisted and DIY tax preparation and related fees	221,510	9,282	18,440	5,332
H&R Block's Instant Refund® receivables	24,162	808	2,947	207
Emerald Advance®	22,385	22,635	17,867	21,360
Software receivables from retailers	11,097	—	1,029	—
Royalties and other receivables from franchisees	32,394	—	5,808	—
Wave payment processing receivables	1,801	—	1,078	—
Other	21,782	612	15,989	427
Total	$352,398	$51,316	$69,075	$43,824

8	Q3 FY2025 Form 10-Q| H&R Block, Inc.

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. Loans with a principal balance more than 90 days past due or on non-accrual status were $2.2 million and $1.1 million as of March 31, 2025 and June 30, 2024, respectively.
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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by tax return year of origination, as of March 31, 2025 are as follows:

		(in 000s)
Tax return year of origination	Balance	More Than 60 Days Past Due
2024	$24,713	$—
2023 and prior	1,027	1,027
	25,740	$1,027
Allowance	(770)
Net balance	$24,970

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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by fiscal year of origination, as of March 31, 2025 are as follows:

(in 000s)
Fiscal year of origination	Balance	Non-Accrual
2025	$40,017	$—
2024 and prior	24,374	24,374
	64,391	$24,374
Allowance	(19,371)
Net balance	$45,020

H&R Block, Inc. |Q3 FY2025 Form 10-Q	9

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for EA and all other short-term and long-term receivables for the nine months ended March 31, 2025 and 2024 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2024	$33,536	$45,327	$78,863
Provision for credit losses	19,371	36,671	56,042
Charge-offs, recoveries and other	(33,536)	(45,864)	(79,400)
Balances as of March 31, 2025	$19,371	$36,134	$55,505
Balances as of July 1, 2023	$27,386	$35,108	$62,494
Provision for credit losses	21,011	40,348	61,359
Charge-offs, recoveries and other	(27,714)	(37,455)	(65,169)
Balances as of March 31, 2024	$20,683	$38,001	$58,684

For the nine months ended March 31, 2025, there were $33.5 million of gross charge-offs related to EAs which were originated in fiscal year 2024.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended March 31, 2025 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2024	$923,523	$(138,297)	$785,226
Acquisitions(1)	15,374	—	15,374
Disposals and foreign currency changes, net	(14,664)	—	(14,664)
Impairments	—	—	—
Balances as of March 31, 2025	$924,233	$(138,297)	$785,936

(1)    All goodwill added during the period is expected to be tax-deductible for federal income tax reporting.
In conjunction with our annual impairment test, we tested goodwill for impairment during the quarter and did not identify any impairment.

10	Q3 FY2025 Form 10-Q| H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of March 31, 2025:
Reacquired franchise rights	$415,419	$(239,452)	$175,967
Customer relationships	358,442	(286,040)	72,402
Internally-developed software	124,420	(122,357)	2,063
Noncompete agreements	23,190	(20,081)	3,109
Purchased technology	70,100	(56,099)	14,001
Trade name	5,800	(3,335)	2,465
	$997,371	$(727,364)	$270,007
As of June 30, 2024:
Reacquired franchise rights	$403,955	$(228,157)	$175,798
Customer relationships	331,435	(270,245)	61,190
Internally-developed software	122,673	(119,610)	3,063
Noncompete agreements	21,977	(19,494)	2,483
Purchased technology	70,100	(51,432)	18,668
Trade name	5,800	(2,900)	2,900
	$955,940	$(691,838)	$264,102

We made payments to acquire businesses totaling $35.3 million and $43.2 million during the nine months ended March 31, 2025 and 2024, respectively. The amounts and weighted-average lives of intangible assets acquired during the nine months ended March 31, 2025, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Customer relationships	$27,435	5
Reacquired franchise rights	11,649	6
Internally-developed software	1,949	3
Noncompete agreements	1,254	5
Total	$42,287	5

Amortization of intangible assets for the three and nine months ended March 31, 2025 was $11.3 million and $36.3 million, respectively, compared to $15.0 million and $46.2 million for the three and nine months ended March 31, 2024, respectively. Estimated amortization of intangible assets for fiscal years ending June 30, 2025, 2026, 2027, 2028, and 2029 is $47.6 million, $41.5 million, $34.7 million, $26.5 million and $18.1 million, respectively.

H&R Block, Inc. |Q3 FY2025 Form 10-Q	11

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	March 31, 2025	June 30, 2024
Senior Notes, 5.250%, due October 2025	$350,000	$350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Debt issuance costs and discounts	(7,323)	(8,905)
Total long-term debt	1,492,677	1,491,095
Less: Current portion	(349,787)	—
Long-term portion	$1,142,890	$1,491,095
Estimated fair value of long-term debt	$1,422,000	$1,391,000

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
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of March 31, 2025.
We had no outstanding balance under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of March 31, 2025.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state, local, and foreign jurisdictions.
We had gross unrecognized tax benefits of $284.0 million and $251.8 million as of March 31, 2025 and June 30, 2024, respectively. The gross unrecognized tax benefits increased by $32.2 million during the nine months ended March 31, 2025. The increase is primarily related to various current federal and state tax positions expected to be taken in our income tax returns. We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $148.4 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations, anticipated closure of various tax matters currently under examination, and settlements with tax authorities. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.

12	Q3 FY2025 Form 10-Q| H&R Block, Inc.

Our effective tax rate for continuing operations, including the effects of discrete tax items, was 25.3% and 17.6% for the nine months ended March 31, 2025 and 2024, respectively. Discrete items increased the effective tax rate by 0.9% for the nine months ended March 31, 2025 and decreased the effective tax rate by 6.3% for the nine months ended March 31, 2024. Discrete income tax expense of $3.8 million and benefit of $26.0 million were recorded in the nine months ended March 31, 2025, and 2024, respectively. The discrete tax expense recorded in the current period primarily resulted from interest expense on uncertain tax positions, partially offset by benefits related to investment tax credit purchases and stock-based compensation vesting. The discrete tax benefit recorded in the prior period primarily resulted from settlements with taxing authorities and state statute of limitations expirations. The impact discrete tax items have on our tax rate through the third quarter are slightly exaggerated versus the impact discrete tax items have on the full fiscal year tax rate.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Our U.S. and Canadian businesses offer our 100% accuracy guarantee. Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client up to a maximum of $10,000 if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $11.3 million and $14.1 million as of March 31, 2025 and June 30, 2024, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $32.4 million and $26.9 million as of March 31, 2025 and June 30, 2024 respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short-term lines of credit for the purpose of meeting their seasonal working capital needs. Our total obligation under these lines of credit was $21.0 million at March 31, 2025, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $9.1 million.
During the nine months ended March 31, 2025, the Company entered into an agreement to purchase federal investment tax credits (ITC), if certain conditions are met. During the nine months ended March 31, 2025, we paid $22.9 million for ITCs. As of March 31, 2025, the Company has a remaining commitment to purchase additional ITCs, for approximately $75.1 million if certain conditions set forth in the agreement are satisfied, with the final payment anticipated to occur by June 30, 2025.
Emerald Advance® term loans are originated by Pathward®, N.A. (Pathward). We purchase participation interests, at par, in all EAs originated by Pathward in accordance with our participation agreement. Our participation interest varies by jurisdiction. At March 31, 2025, the principal balance of purchased participation interests for the current year totaled $260.6 million, which represents 87% of total EA volume originated by Pathward.
Refund Advance loans are originated by Pathward and offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by Pathward. We pay fees primarily based on loan size and customer type. We have provided a guarantee up to $18.0 million related to certain loans to clients prior to the IRS accepting electronic filing. At March 31, 2025, we accrued an estimated liability of $2.4 million related to this guarantee, compared to $1.4 million at June 30, 2024.
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

H&R Block, Inc. |Q3 FY2025 Form 10-Q	13

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of March 31, 2025. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Our accrued liabilities were $5.5 million and $7.2 million as of March 31, 2025 and June 30, 2024, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of March 31, 2025, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

14	Q3 FY2025 Form 10-Q| H&R Block, Inc.

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
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Our subsidiaries provide assisted and do-it-yourself (DIY) tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our bank partners, to the general public primarily in the United States (U.S.), Canada and Australia. Tax returns are either prepared by H&R Block tax professionals in one of our 6,701 company-owned or 2,013 franchise offices (as of March 31, 2025), virtually or via an online review or prepared and filed by our clients through our DIY tax solutions. We also offer small business solutions through our company-owned and franchise offices (including in-person, online and virtual) and online through Wave. We report a single segment that includes all of our continuing operations.

H&R Block, Inc. |Q3 FY2025 Form 10-Q	15

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended March 31,	2025	2024	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$1,635,877	$1,534,825	$101,052	6.6%
Royalties	133,961	141,915	(7,954)	(5.6)%
DIY tax preparation	214,666	198,570	16,096	8.1%
Refund Transfers	113,732	118,937	(5,205)	(4.4)%
Peace of Mind® Extended Service Plan	15,625	16,813	(1,188)	(7.1)%
Tax Identity Shield®	7,025	7,536	(511)	(6.8)%
Other	14,582	12,065	2,517	20.9%
Total U.S. tax preparation and related services	2,135,468	2,030,661	104,807	5.2%
Financial services:
Emerald Card® and SpruceSM	40,195	41,160	(965)	(2.3)%
Interest and fee income on Emerald Advance®	14,286	21,169	(6,883)	(32.5)%
Total financial services	54,481	62,329	(7,848)	(12.6)%
International	60,438	68,264	(7,826)	(11.5)%
Wave	26,717	23,580	3,137	13.3%
Total revenues	$2,277,104	$2,184,834	$92,270	4.2%
Compensation and benefits:
Field wages	532,916	510,299	(22,617)	(4.4)%
Other wages	74,621	75,356	735	1.0%
Benefits and other compensation	111,575	99,653	(11,922)	(12.0)%
	719,112	685,308	(33,804)	(4.9)%
Occupancy	119,709	119,364	(345)	(0.3)%
Marketing and advertising	196,667	194,349	(2,318)	(1.2)%
Depreciation and amortization	29,221	30,672	1,451	4.7%
Bad debt	40,479	41,008	529	1.3%
Other	193,603	185,929	(7,674)	(4.1)%
Total operating expenses	1,298,791	1,256,630	(42,161)	(3.4)%
Other income (expense), net	4,554	5,224	(670)	(12.8)%
Interest expense on borrowings	(24,686)	(26,070)	1,384	5.3%
Pretax income	958,181	907,358	50,823	5.6%
Income taxes	235,253	215,772	(19,481)	(9.0)%
Net income from continuing operations	722,928	691,586	31,342	4.5%
Net loss from discontinued operations	(598)	(849)	251	29.6%
Net income	$722,330	$690,737	$31,593	4.6%
DILUTED EARNINGS PER SHARE
Continuing operations	$5.32	$4.87	$0.45	9.2%
Discontinued operations	(0.01)	(0.01)	—	**
Consolidated	$5.31	$4.86	$0.45	9.3%
Adjusted diluted EPS(1)	$5.38	$4.94	$0.44	8.9%
EBITDA (1)	$1,012,088	$964,100	$47,988	5.0%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

16	Q3 FY2025 Form 10-Q| H&R Block, Inc.

Three months ended March 31, 2025 compared to March 31, 2024
Revenues increased $92.3 million, or 4.2%, from the prior year. U.S. assisted tax preparation revenues increased $101.1 million, or 6.6%, due to a 5.0% increase in net average charge combined with a 1.5% increase in company-owned tax return volumes in the current year. U.S. royalty revenue decreased $8.0 million, or 5.6%, due to lower franchise tax return volumes which was primarily driven by franchise acquisitions. During the year we purchased franchise offices which results in increasing tax preparation revenues and decreasing royalties as the revenues and returns become company-owned after the acquisition. For the three months ended March 31, 2025 our total assisted tax return volume, which includes both company-owned and franchise offices, decreased 0.6% from the prior year.
U.S. DIY tax preparation revenues increased $16.1 million, or 8.1%, primarily due to an 8.9% increase in online paid net average charge and higher desktop software sales, offset by slightly lower online paid volumes.
Interest and fee income on Emerald Advance® revenues decreased $6.9 million, or 32.5%, primarily due to a decrease in EA loans originated in the current year.
International tax preparation revenues decreased $7.8 million, or 11.5%, primarily due to lower tax return volumes in Canada combined with unfavorable foreign currency exchange rates.
Total operating expenses increased $42.2 million, or 3.4%, from the prior year. Field wages increased $22.6 million, or 4.4%, due to higher tax professional wages in the current year primarily due to the increase in company-owned volumes. Benefits and other compensation increased $11.9 million, or 12.0%, due to higher payroll taxes and 401K match in the current year.
Other operating expenses increased $7.7 million, or 4.1%. The components of other expenses are as follows:

				(in 000s)
Three months ended March 31,	2025	2024	$ Change	% Change
Consulting and outsourced services	$38,887	$37,896	$(991)	(2.6)%
Bank partner fees	30,836	29,681	(1,155)	(3.9)%
Client claims and refunds	8,420	8,117	(303)	(3.7)%
Employee and travel expenses	8,552	8,368	(184)	(2.2)%
Technology-related expenses	34,472	30,623	(3,849)	(12.6)%
Credit card/bank charges	39,605	36,702	(2,903)	(7.9)%
Insurance	4,644	2,645	(1,999)	(75.6)%
Legal fees and settlements	7,986	11,286	3,300	29.2%
Supplies	10,407	11,231	824	7.3%
Other	9,794	9,380	(414)	(4.4)%
	$193,603	$185,929	$(7,674)	(4.1)%

We recorded an income tax expense of $235.3 million in the current year compared to $215.8 million in the prior year. The effective tax rate for the three months ended March 31, 2025, and 2024 was 24.6% and 23.8%, respectively.

H&R Block, Inc. |Q3 FY2025 Form 10-Q	17

Consolidated - Financial Results		(in 000s, except per share amounts)
Nine months ended March 31,	2025	2024	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$1,727,220	$1,622,430	$104,790	6.5%
Royalties	143,312	153,070	(9,758)	(6.4)%
DIY tax preparation	231,646	215,529	16,117	7.5%
Refund Transfers	115,229	120,892	(5,663)	(4.7)%
Peace of Mind® Extended Service Plan	54,867	59,100	(4,233)	(7.2)%
Tax Identity Shield®	14,947	16,810	(1,863)	(11.1)%
Other	40,215	32,637	7,578	23.2%
Total U.S. tax preparation and related services	2,327,436	2,220,468	106,968	4.8%
Financial services:
Emerald Card® and SpruceSM	59,169	61,493	(2,324)	(3.8)%
Interest and fee income on Emerald Advance®	26,594	36,702	(10,108)	(27.5)%
Total financial services	85,763	98,195	(12,432)	(12.7)%
International	157,104	158,398	(1,294)	(0.8)%
Wave	79,681	70,656	9,025	12.8%
Total revenues	$2,649,984	$2,547,717	$102,267	4.0%
Compensation and benefits:
Field wages	682,575	650,529	(32,046)	(4.9)%
Other wages	230,687	222,125	(8,562)	(3.9)%
Benefits and other compensation	188,731	170,964	(17,767)	(10.4)%
	1,101,993	1,043,618	(58,375)	(5.6)%
Occupancy	326,026	319,843	(6,183)	(1.9)%
Marketing and advertising	221,502	211,135	(10,367)	(4.9)%
Depreciation and amortization	87,247	91,004	3,757	4.1%
Bad debt	62,625	67,560	4,935	7.3%
Other	393,900	360,111	(33,789)	(9.4)%
Total operating expenses	2,193,293	2,093,271	(100,022)	(4.8)%
Other income (expense), net	19,215	20,982	(1,767)	(8.4)%
Interest expense on borrowings	(62,285)	(63,304)	1,019	1.6%
Pretax income	413,621	412,124	1,497	0.4%
Income taxes	104,580	72,527	(32,053)	(44.2)%
Net income from continuing operations	309,041	339,597	(30,556)	(9.0)%
Net loss from discontinued operations	(2,707)	(2,097)	(610)	(29.1)%
Net income	$306,334	$337,500	$(31,166)	(9.2)%
DILUTED EARNINGS PER SHARE
Continuing operations	$2.23	$2.34	$(0.11)	(4.7)%
Discontinued operations	(0.02)	(0.02)	—	—%
Consolidated	$2.21	$2.32	$(0.11)	(4.7)%
Adjusted diluted EPS(1)	$2.41	$2.54	$(0.13)	(5.1)%
EBITDA (1)	$563,153	$566,432	$(3,279)	(0.6)%

(1) All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

18	Q3 FY2025 Form 10-Q| H&R Block, Inc.

Nine months ended March 31, 2025 compared to March 31, 2024
Revenues increased $102.3 million, or 4.0%, from the prior year. U.S. assisted tax preparation revenues increased $104.8 million, or 6.5%, primarily due to a 5.0% increase in net average charge combined with a 1.4% increase in company-owned tax return volumes in the current year. U.S. royalty revenue decreased $9.8 million, or 6.4%, primarily due to lower franchise tax return volumes which was primarily driven by franchise acquisitions. During the year we purchased franchise offices which results in increasing tax preparation revenues and decreasing royalties as the revenues and returns become company-owned after the acquisition. Through the nine months ended March 31, 2025 our total assisted tax return volume, which includes both company-owned and franchise offices, decreased 0.6% from the prior year.
U.S. DIY tax preparation revenues increased $16.1 million, or 7.5%, primarily due to a 8.4% increase in online paid net average charge and higher desktop software sales, partially offset by lower online paid volumes.
Interest and fee income on Emerald Advance® revenues decreased $10.1 million, or 27.5%, primarily due to a decrease in EA loans originated in the current year. Wave revenues increased $9.0 million, or 12.8%, due to higher accounting, invoicing and receipts subscriptions and small business payments processing volumes.
Total operating expenses increased $100.0 million, or 4.8%, from the prior year period. Field wages increased $32.0 million, or 4.9%, due to higher tax professional wages in the current year primarily due to the increase in company-owned volumes. Other wages increased $8.6 million, or 3.9%, primarily due to higher corporate wages due to salary increases in the current year. Benefits and other compensation increased $17.8 million, or 10.4%, due to higher payroll taxes, 401K match and higher employee insurance in the current year. Marketing and advertising expense increased $10.4 million, or 4.9%, due to the higher spend and lower vendor refunds for expired customer incentives in the current year.
Other operating expenses increased $33.8 million, or 9.4%. The components of other expenses are as follows:

				(in 000s)
Nine months ended March 31,	2025	2024	$ Change	% Change
Consulting and outsourced services	$72,770	$67,297	$(5,473)	(8.1)%
Bank partner fees	32,199	28,616	(3,583)	(12.5)%
Client claims and refunds	18,696	17,463	(1,233)	(7.1)%
Employee and travel expenses	27,164	26,429	(735)	(2.8)%
Technology-related expenses	87,035	80,962	(6,073)	(7.5)%
Credit card/bank charges	76,300	71,639	(4,661)	(6.5)%
Insurance	12,444	8,071	(4,373)	(54.2)%
Legal fees and settlements	29,640	19,715	(9,925)	(50.3)%
Supplies	16,884	18,349	1,465	8.0%
Other	20,768	21,570	802	3.7%
	$393,900	$360,111	$(33,789)	(9.4)%

Legal expense increased $9.9 million, or 50.3%, primarily due to higher outside legal counsel spend.
We recorded income tax expense of $104.6 million in the current year compared to $72.5 million in the prior year. The effective tax rate for the nine months ended March 31, 2025, and 2024 was 25.3% and 17.6%, respectively. See Item 1, note 7 to the consolidated financial statements for additional discussion.
Assisted tax return volume, which includes our company-owned and franchise operations, decreased 0.8% from July 1, 2024 through April 30, 2025 compared to the prior year period. DIY online paid tax return volume from July 1, 2024 through April 30, 2025, decreased 0.3% compared to the prior year period. Our business is highly seasonal and results for the nine months ended March 31, as well as results for the period ended April 30, may not be indicative of results for the fiscal year ended June 30, 2025.

H&R Block, Inc. |Q3 FY2025 Form 10-Q	19

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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of March 31, 2025 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the nine months ended March 31, 2025 and 2024. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Nine months ended March 31,	2025	2024
Net cash provided by (used in):
Operating activities	$429,322	$420,264
Investing activities	(110,890)	(99,643)
Financing activities	(595,506)	(520,503)
Effects of exchange rates on cash	(8,429)	(2,739)
Net decrease in cash and cash equivalents, including restricted balances	$(285,503)	$(202,621)

Operating Activities. Cash provided by operations totaled $429.3 million for the nine months ended March 31, 2025 compared to $420.3 million in the prior year period. The increase is primarily due to changes in accounts payable and accounts receivable, partially offset by a lower net income in the current year.
Investing Activities. Cash used in investing activities totaled $110.9 million for the nine months ended March 31, 2025 compared to $99.6 million in the prior year period. The change is primarily due to higher capital expenditures, partially offset by lower payments made for business acquisitions in the current year.
Financing Activities. Cash used in financing activities totaled $595.5 million for the nine months ended March 31, 2025 compared to $520.5 million in the prior year period. The change is primarily due to higher repurchases of common stock and dividends in the current year.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $147.1 million and $135.1 million for the nine months ended March 31, 2025 and 2024, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.

20	Q3 FY2025 Form 10-Q| H&R Block, Inc.

On August 15, 2024, the Board of Directors approved a $1.5 billion share repurchase program. The repurchase program does not have an expiration date and replaced the previously existing share repurchase program. During the nine months ended March 31, 2025, we repurchased $400.1 million of our common stock at an average price of $61.10 per share, excluding excise taxes in connection with such repurchases. In the prior year period, we repurchased $350.1 million of our common stock at an average price of $43.66 per share, excluding excise taxes in connection with such repurchases. Our current share repurchase program has remaining authorization of $1.1 billion and does not have an expiration date.
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
    Capital Investment. Capital expenditures totaled $71.8 million and $53.8 million for the nine months ended March 31, 2025 and 2024, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $35.3 million and $43.2 million during the nine months ended March 31, 2025 and 2024, respectively. See Item 1, note 5 for additional information on our acquisitions.
FINANCING RESOURCES – The CLOC has capacity up to $1.5 billion and is scheduled to expire in June 2026. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We had no outstanding balance under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of March 31, 2025.
Our Senior Notes due in October 2025 (2025 Senior Notes) are classified as a current liability as of March 31, 2025. We are considering various financing options in regard to the maturing 2025 Senior Notes and anticipate these options will provide adequate liquidity to fund the cash requirements at or prior to maturity.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of March 31, 2025 and June 30, 2024:

As of	March 31, 2025			June 30, 2024
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable

Other than described above, there have been no material changes in our borrowings from those reported as of June 30, 2024 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of March 31, 2025, we held cash and cash equivalents, excluding restricted amounts, of $772.9 million, including $153.0 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of March 31, 2025.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $8.4 million during the nine months ended March 31, 2025 and in a decrease of $2.7 million during the nine months ended March 31, 2024.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – The Company entered into an agreement to purchase federal Investment tax credits (ITC). During the nine months ended March 31, 2025, we paid $22.9 million for ITCs. As of March 31, 2025, the Company has a remaining commitment to purchase additional ITCs, for

H&R Block, Inc. |Q3 FY2025 Form 10-Q	21

approximately $75.1 million if certain conditions set forth in the agreement are satisfied, with the final closing payment anticipated to occur by June 30, 2025.
Effective October 18, 2024, we amended our Program Management Agreement (PMA) with Pathward®, N.A to extend the term of the PMA for two years until June 30, 2027. We purchased participation interests in EAs of $260.6 million during the nine months ended March 31, 2025. See Item 1, note 8 for additional information on our commitments.
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

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	March 31, 2025	June 30, 2024
Current assets	$74,093	$44,423
Noncurrent assets	1,789,807	1,778,832
Current liabilities	432,944	77,848
Noncurrent liabilities	1,148,515	1,492,211

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Nine months ended March 31, 2025	Twelve months ended June 30, 2024
Total revenues	$104,642	$144,206
Income from continuing operations before income taxes	45,242	75,819
Net income from continuing operations	34,837	57,441
Net income	32,129	54,795

The table above reflects $1.7 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of March 31, 2025 and June 30, 2024.
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

22	Q3 FY2025 Form 10-Q| H&R Block, Inc.

operations, adjusted diluted earnings per share from continuing operations, free cash flow and free cash flow yield. We also use EBITDA from continuing operations and pretax income of continuing operations, each subject to permitted adjustments, as performance metrics in incentive compensation calculations for our employees.
The following is a reconciliation of net income to EBITDA from continuing operations, which is a non-GAAP financial measure:

				(in 000s)
	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Net income - as reported	$722,330	$690,737	$306,334	$337,500
Discontinued operations, net	598	849	2,707	2,097
Net income from continuing operations - as reported	722,928	691,586	309,041	339,597
Add back:
Income taxes	235,253	215,772	104,580	72,527
Interest expense	24,686	26,070	62,285	63,304
Depreciation and amortization	29,221	30,672	87,247	91,004
	289,160	272,514	254,112	226,835
EBITDA from continuing operations	$1,012,088	$964,100	$563,153	$566,432

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Net income from continuing operations - as reported	$722,928	$691,586	$309,041	$339,597
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	11,278	12,869	33,316	37,693
Tax effect of adjustments (1)	(2,927)	(2,793)	(8,111)	(8,815)
Adjusted net income from continuing operations	$731,279	$701,622	$334,246	$368,475
Diluted earnings per share from continuing operations - as reported	$5.32	$4.87	$2.23	$2.34
Adjustments, net of tax	0.06	0.07	0.18	0.20
Adjusted diluted earnings per share from continuing operations	$5.38	$4.94	$2.41	$2.54

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

H&R Block, Inc. |Q3 FY2025 Form 10-Q	23

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported in our June 30, 2024 Annual Report on Form 10-K.

24	Q3 FY2025 Form 10-Q| H&R Block, Inc.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended March 31, 2025 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	4	$55.23	—	$1,100,000
February 1 - February 28	2	$54.43	—	$1,100,000
March 1 - March 31	—	$—	—	$1,100,000
	6	$55.05	—

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
ITEM 5.    OTHER INFORMATION
Director and Section 16 Officer Trading Arrangements
During the three months ended March 31, 2025, no director or Section 16 officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

H&R Block, Inc. |Q3 FY2025 Form 10-Q	25

ITEM 6.    EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

22	List of Guarantor and Issuer Subsidiaries, filed as Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, file number 1-06089, is incorporated herein by reference.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

26	Q3 FY2025 Form 10-Q| H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
May 7, 2025

/s/ Tiffany L. Mason
Tiffany L. Mason
Chief Financial Officer
May 7, 2025

/s/ Kellie J. Logerwell
Kellie J. Logerwell
Chief Accounting Officer
May 7, 2025

H&R Block, Inc. |Q3 FY2025 Form 10-Q	27