Form 10-K
period 2025-06-30
H&R BLOCK INC
filed 2025-08-15
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☑
The aggregate market value of the registrant's Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on December 31, 2024, was $7,028,811,568.
Number of shares of the registrant's Common Stock, without par value, outstanding on July 31, 2025: 133,947,444.
Documents incorporated by reference
The definitive proxy statement for the registrant's 2025 Annual Meeting of Shareholders, to be filed no later than 120 days after June 30, 2025, is incorporated by reference in Part III to the extent described therein.

2025 FORM 10-K AND ANNUAL REPORT

INTRODUCTION
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc., to H&R Block, Inc. and its subsidiaries, or to H&R Block, Inc.'s operating subsidiaries, as appropriate to the context.
Specified portions of our proxy statement are "incorporated by reference" in response to certain items. Our proxy statement will be made available to shareholders no later than 120 days after June 30, 2025, and will also be available on our website at www.hrblock.com.
FORWARD-LOOKING STATEMENTS
This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words or variation of words such as "expects," "anticipates," "intends," "plans," "believes," "commits," "seeks," "estimates," "projects," "forecasts," "targets," "would," "will," "should," "could," "may" or other similar expressions. Forward-looking statements provide management's current expectations or predictions of future conditions, events or results. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. They may include estimates of revenues, client trajectory, income, effective tax rate, earnings per share, cost savings, capital expenditures, dividends, share repurchases, liquidity, capital structure, market share, industry volumes or other financial items, descriptions of management's plans or objectives for future operations, services or products, or descriptions of assumptions underlying any of the above. They may also include the expected impact of external events beyond the Company's control, such as outbreaks of infectious disease, severe weather events, natural or man-made disasters, or changes in the regulatory environment in which we operate.
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

H&R Block, Inc. | 2025 Form 10-K	1

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
H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri. A complete list of our subsidiaries as of June 30, 2025 can be found in Exhibit 21.

During fiscal year 2025, we prepared
11.3 million U.S. assisted tax returns(1)
and our clients filed
3.8 million DIY online paid tax returns(1)
which contributed to our consolidated revenues of
$3.8 billion,
net income from continuing operations of
$609.5 million,
EBITDA(2) from continuing operations of
$976.3 million,
and diluted EPS from continuing operations of
$4.42 per share.
We repurchased
6.5 million shares of our common stock,
and declared dividends of
$1.50 per share,
which was an increase of
$0.22, or 17.2%, per share from the prior year.
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
(2) See "Non-GAAP Financial Information" in Item 7 for a reconciliation of non-GAAP measures.

2	2025 Form 10-K | H&R Block, Inc.

RECENT DEVELOPMENTS
On July 11, 2025, we entered into a Fifth Amended and Restated Credit and Guarantee Agreement, which amended and restated the existing unsecured committed line of credit (CLOC), extended the scheduled maturity date to July 11, 2030, maintained the aggregate principal amount of $1.5 billion, and revised the interest rate table. Other material terms remain substantially unchanged from our existing CLOC. See our Current Report on Form 8-K filed on July 15, 2025 for additional information.
On August 7, 2025, Jeffrey J. Jones II notified the Board of Directors of the Company of his intention to retire as President and Chief Executive Officer of the Company, effective as of December 31, 2025. Mr. Jones will also retire from the Board of Directors, effective on December 31, 2025. On August 8, 2025, the Board appointed Curtis A. Campbell, currently the Company's President, Global Consumer Tax and Chief Product Officer, to succeed Mr. Jones as President and Chief Executive Officer, effective immediately upon Mr. Jones’ retirement. See our Current Report on Form 8-K filed on August 11, 2025 for more information.

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

Fiscal 2025 Revenues

Financial products and services, 3%
Wave, 3%
International, 7%
U.S. tax preparation related services, 8%
U.S. royalties, 5%
U.S. tax preparation, 74%

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
Our online software may be accessed through our website at www.hrblock.com or in a mobile application, while our desktop software may be purchased online and through third-party retail stores. Our generative AI powered technology, AI Tax Assist, and human help is offered to clients who prepare a paid DIY online return at no additional charge.
Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a tax return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client (up to a maximum of $10,000 in the U.S.) if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that the client would otherwise not have been required to pay.
We offer franchises as a way to expand our presence in certain geographic areas. In the U.S., our franchisees pay us approximately 30% of gross tax return preparation and related service revenues as a franchise royalty.

H&R Block, Inc. | 2025 Form 10-K	3

OTHER OFFERINGS
During fiscal year 2025, we also offered U.S. clients a number of additional services, including Refund Transfers (RT), our Peace of Mind® Extended Service Plan (POM), H&R Block Emerald Prepaid Mastercard® (Emerald Card®), SpruceSM, H&R Block Emerald Advance® (EA) term loans, Tax Identity Shield® (TIS), Refund Advances (RA), and small business financial solutions. For our Canadian clients, we also offer POM, H&R Block's Instant Refund®, H&R Block Pay With Refund®, and small business financial solutions.
Refund Transfers. RTs enable clients to receive their tax refunds by their chosen method of disbursement and include a feature enabling clients to authorize payment of their tax preparation and related fees from their tax refunds. Depending on circumstances, clients may choose to receive their RT funds by a load to their Emerald Card®, a deposit to their SpruceSM spending account, by receiving a check or by direct deposit to an existing account. RTs are available to U.S. clients and are frequently obtained by those who: (1) do not have bank accounts into which the Internal Revenue Service (IRS) can direct deposit their refunds; (2) like the convenience and benefits of a temporary bank account for receipt of their refund; and/or (3) prefer to have their tax preparation fees paid directly out of their refunds. RTs are offered through our relationship with our bank partner. We offer a similar program, H&R Block Pay With Refund®, to our Canadian clients through a Canadian chartered bank.
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
H&R Block Emerald Prepaid Mastercard® and SpruceSM. The Emerald Card® and SpruceSM debit cards can be used for everyday purchases and ATM withdrawals anywhere Debit Mastercard® (Mastercard is a registered trademark of Mastercard International Incorporated) is accepted. Clients can receive their tax refunds and RT funds and direct EA or RA proceeds directly onto an Emerald Card® or into their SpruceSM spending account offered through our bank partner. Additional funds can be added to the Emerald Card® and to SpruceSM year-round, such as through direct deposit or at participating retail reload providers. The Emerald Card® and SpruceSM debit card can be added to clients' mobile wallets. We distribute the Emerald Card® and the SpruceSM debit card issued by our bank partner.
H&R Block Emerald Advance® Term Loans. EA term loans are offered by our bank partner to clients, in November and December, in amounts of $350 to $1,300. EA term loans are interest bearing with principal and interest due in full on March 31, and there are no annual fees or required monthly payments.
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
Refund Advance Loans. RAs are interest-free loans offered by our bank partner, which are available to eligible U.S. assisted clients in company-owned and participating franchise locations, including virtual clients, in January and February. In tax season 2025, RAs were offered in amounts of $250, $500, $750, $1,250 and $4,000, based on client eligibility as determined by our bank partner.
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

4	2025 Form 10-K | H&R Block, Inc.

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
We are one of the largest providers of tax return preparation solutions and electronic filing services in the U.S., Canada, and Australia with 22.8 million returns filed by or through H&R Block in fiscal year 2025.
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
Associates. We had approximately 4,300 regular full-time associates as of June 30, 2025. Our business is dependent on the availability of a seasonal workforce, including tax professionals, and our ability to hire, train, and supervise these associates. The highest number of persons we employed during the fiscal year ended June 30, 2025, including seasonal associates, was approximately 70,100.
Associate Engagement. We administer an annual survey to all associates to better understand their levels of engagement and identify areas where we can improve. We compare our scores to the top 25th and 10th percentile of the global benchmark to challenge our associates and leaders and to yield reports that are easier for leaders to identify opportunities to take action. Across the company, 89% of culture and engagement questions measured were at or above the top 25th percentile of the global benchmark, which is two times the amount of questions that were over benchmark in the previous year. When looking at the top 10th percentile, 61% of questions were at or above the benchmark. We are also pleased with our overall employee satisfaction score which currently exceeds the Top 10 benchmark by 2 points. Individual leaders at all levels create and monitor culture and engagement-related goals.
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

H&R Block, Inc. | 2025 Form 10-K	5

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
Our expertise is delivered each year through our tax professional network. H&R Block tax professionals receive extensive annual tax training on topics including recent tax code changes and filing practices, and we offer additional education opportunities for tax professionals to enhance their knowledge and skills. In preparation for the upcoming tax season, our tax professionals receive training on H&R Block products, soft skills, and tax office best practices. These resources ultimately enable us to continue enhancing our services and impressing our clients.
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
In the workplace we are committed to creating an environment where everyone feels they belong, and we believe that this commitment makes us a stronger, more successful company. We continually reflect on our management approaches to improve the workplace, including discussions with our Board of Directors, to review how we can provide a sense of belonging within the company for our associates - what we call Belonging@Block.
One of the many ways we work to foster a Connected Culture across the organization for all associates to connect, support, motivate, and inspire is through our associate-led Belonging Groups.
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

6	2025 Form 10-K | H&R Block, Inc.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (as of June 30, 2025)

Jeffrey J. Jones II, 57, became our President and Chief Executive Officer in October 2017 and was our President and Chief Executive Officer-Designate from August 2017 to October 2017. Before joining the Company, he served as the President of Ridesharing at Uber Technologies, Inc. from October 2016 until March 2017. He also served as the Executive Vice President and Chief Marketing Officer of Target Corporation from April 2012 until September 2016. He will be retiring as President and Chief Executive Officer effective December 31, 2025.

Tiffany L. Mason, 50, became our Chief Financial Officer in September 2024. Prior to that, she served as Executive Vice President and Chief Financial Officer of Driven Brands Holdings Inc. from March 2020 until May 2023. She also held various roles of increasing responsibility at Lowe's Companies, Inc. from February 2006 until October 2019, including as interim Chief Financial Officer in 2018 and Senior Vice President, Corporate Finance and Treasurer from 2015 to 2019.

Kellie J. Logerwell, 55, became our Chief Accounting Officer in July 2016. Prior to that, she served as our Vice President of Corporate and Field Accounting from December 2014 until July 2016 and as our Assistant Controller from December 2010 until December 2014.

Dara S. Redler, 58, became our Chief Legal Officer in January 2022 and our Chief Legal and Administrative Officer in April 2025. Prior to joining the Company, she served as General Counsel and Corporate Secretary for Tilray, Inc. from January 2019 until September 2021. She also held various legal roles of increasing responsibility with The Coca-Cola Company from September 2001 until December 2018.

Curtis A. Campbell, 52, became our President, Global Consumer Tax and Chief Product Officer in June 2024. Prior to that, he served as the Chief Executive Officer of TaxAct where he ran TaxAct from 2018 until it was sold by Blucora, Inc. in 2022. He continued to lead TaxAct after the sale until 2023. Prior to TaxAct, Mr. Campbell served Capital One Financial Corporation as Managing Vice President from 2017 to 2018. He also served in Vice President roles at Intuit Inc, leading Product Management and Strategy from 2014 to 2017.

Scott R. Manuel, 50, became our Chief Strategy and Operations Officer in August 2024. Prior to that, he served as President, General Manager of Tribute Technology from 2022 until 2024. Mr. Manuel served as Chief Product Officer, General Manager of McClatchy Media Company from 2017 until 2020, and he also served in various Vice President roles at Thomson Reuters from 2010 to 2017.

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
▪The Amended and Restated Articles of Incorporation of H&R Block, Inc.;
▪The Amended and Restated Bylaws of H&R Block, Inc.;
▪The H&R Block, Inc. Corporate Governance Guidelines;
▪The H&R Block, Inc. Code of Business Ethics and Conduct;
▪The H&R Block, Inc. Board of Directors Independence Standards;
▪The H&R Block, Inc. Audit Committee Charter;
▪The H&R Block, Inc. Compensation Committee Charter;

H&R Block, Inc. | 2025 Form 10-K	7

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
ITEM 1A. RISK FACTORS
Our business activities expose us to a variety of risks. Identifying, monitoring, and managing these risks is essential to the success of our operations and the financial soundness of H&R Block. Senior management and the Board of Directors, acting as a whole and through its committees, take an active role in our risk management process and have delegated certain activities related to the oversight of risk management to the Company's enterprise risk management (ERM) team and the Enterprise Risk Committee, which is comprised of Vice Presidents of major business and control functions and members of the ERM team. The Company’s ERM team, working in coordination with the Enterprise Risk Committee, is responsible for identifying and monitoring risk exposures and related mitigation and leading the continued development of our risk management policies and practices.
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

8	2025 Form 10-K | H&R Block, Inc.

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
Technology advances quickly and in new and unexpected ways, and it is difficult to predict the manner in which these changes will impact the tax return preparation industry, the problems we may encounter in enhancing our services and products, or the time and resources we may need to devote to the creation, support, and maintenance of technological enhancements. New technologies we utilize, such as those related to artificial intelligence, machine learning, automation, and algorithms, involve risks and may have unexpected consequences, which may be due to their limitations, potential manipulation or unintended uses, or our failure to use or implement them effectively. There can be no assurance that we or our clients will realize the expected benefits from our investments in these new technologies. If: (1) we are slow to enhance our services, products, or technologies; (2) our competitors are able to achieve results more quickly than us; (3) there are new and unexpected entrants into the industry; or (4) there are new technologies available that provide products or services that compete with ours, we may lose, or fail to capture a significant share of the market.
Additionally, we and many other tax return preparation firms compete by offering one or more of RTs, prepaid cards, RAs, other financial services and products, and other tax-related services and products, many of which are subject to regulatory scrutiny, litigation, and other risks. From time to time we may make changes to certain of our services and products and we can make no assurances that we will be able to offer, or that we will continue to offer, all of these services and products. Any such changes to our services or products or any failure to continue offering such services and products could negatively impact our financial results and ability to compete. Intense competition could result in a reduction of our market share, lower revenues, lower margins, and lower profitability. In addition, our small business solutions face intense competition, and we may be unsuccessful in competing with other providers, which may diminish our revenue and profitability, and harm our ability to acquire and retain clients.
We may not be effective in achieving our strategic and operating objectives.
Beginning in fiscal year 2026, we are launching a new growth strategy. While we believe that we have identified and will continue to identify strategic objectives that are appropriate, it is possible that our objectives may not deliver projected long-term growth in revenue and profitability due to competition, inadequate execution, incorrect assumptions, sub-optimal resource allocation, or other reasons, including any of the other risks described in this “Risk Factors” section.
As a part of our strategy, we expect to continue to seek growth through acquisitions. Our future growth and profitability may depend, in part, upon our successful execution of those acquisitions. However, we may not be able to execute on our acquisition growth strategy due to a number of factors, including an inability to identify sufficient suitable acquisition candidates, an unwillingness of businesses to sell to us, an inability to generate the funds necessary to fully execute desired acquisitions, or an inability to successfully integrate acquired businesses into our business model and operate them effectively.
If we are unable to realize the desired benefits from our business strategy, our ability to compete across our business and our consolidated financial position, results of operations, and cash flows could be adversely affected.

H&R Block, Inc. | 2025 Form 10-K	9

Offers of free services or products could adversely affect our revenues and profitability.
U.S. federal, state, and foreign governmental authorities in certain jurisdictions in which we operate currently offer, or facilitate the offering of, tax return preparation and electronic filing options to taxpayers at no charge, and certain volunteer organizations also prepare tax returns at no charge for low-income taxpayers. In addition, many of our competitors offer certain tax preparation services and products, and other financial services and products, at no charge. Government tax authorities, volunteer organizations, our competitors, and potential new market entrants have implemented, and may expand free offerings in the future. For example, in tax seasons 2024 and 2025, the IRS offered a limited free direct tax filing system, which it may continue or expand in the future. In addition, certain members of private industry offer free DIY tax software to certain taxpayers through Free File, Inc., which operates under an agreement among the IRS and those industry participants that is currently set to expire in October 2029. Taxpayer adoption of these or similar programs could expand in the future, including in the event of increased awareness and support. As a result of these or other programs, the government has, and could further, become our direct competitor, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
Unfavorable changes in economic conditions, which are typically beyond our control, including without limitation, inflation, slowing growth, rising interest rates, recession, changes in the political climate, significant armed conflicts, acts of war or terrorism, supply chain or labor market disruptions, tariffs or trade wars, banking or financial market disruptions, pandemics or endemics, or other adverse changes, could negatively affect our business and financial condition. Difficult economic conditions are frequently characterized by high unemployment levels and declining consumer and business spending. These poor economic conditions may negatively affect demand and pricing for our services and products. In the event of difficult economic conditions that include high unemployment levels, clients may elect not to file tax returns or utilize lower cost preparation and filing alternatives.
In addition, difficult economic conditions may disproportionately impact small business owners. Our small business revenues may be negatively impacted in the event of a sustained economic slowdown or recession. Difficult economic conditions, including an economic recession or high inflationary period, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
OPERATIONAL AND EXECUTION RISKS
Our failure to effectively address fraud within our offerings could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Many industries have experienced an increased variety and amount of attempted fraudulent activities by third parties, and those fraudulent activities are becoming increasingly sophisticated through the use of artificial intelligence, social engineering, and other technological developments and strategies. Though this fraud is not uniquely targeted at our offerings, our failure to effectively address any such fraud may adversely impact our business and our consolidated financial position, results of operations, and cash flows. A number of companies, including those in the tax return preparation and financial services industries, have reported instances where criminals created new accounts, or gained access to consumer information or user accounts maintained on their systems by using stolen identity information (e.g., email, username, password information, or credit history) obtained from third-party sources. We have experienced, and in the future may continue to experience, this form of unauthorized and illegal use and/or access to our systems, despite no breach in the security of our systems.
In addition to losses directly from such fraud, which could occur in some cases, we may also suffer a loss of confidence by our clients or by governmental agencies in our ability to detect and mitigate fraudulent activity, and

10	2025 Form 10-K | H&R Block, Inc.

such governmental authorities may refuse to allow us to continue to offer such services or products. For example, a person with malicious intent may create a new account with stolen information or unlawfully take existing user account and password information from our clients to electronically file fraudulent federal and state tax returns, which could impede our clients' ability to file their tax returns and receive refunds (or other amounts due) and diminish public perception of the security and reliability of our services and products, despite no breach in the security of our systems. We have also experienced, and may in the future continue to experience, first party fraud, whereby an individual uses their own identity or account to engage in fraudulent activities.
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
Furthermore, as fraudulent activity continues to become more pervasive and sophisticated, fraud detection and prevention measures that we implement could make it less convenient for legitimate clients to obtain and use our services and products, which may adversely affect the demand for our services and products, our reputation, and our financial performance.
An interruption in our information systems, or those of our franchisees or a third party on which we rely, or an interruption in our access to the internet, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
We, our franchisees, and other third parties material to our business operations rely heavily upon communications, networks, and information systems and the internet to conduct our business (including third-party internet-based or cloud computing services, and the information systems of our key vendors). These networks, systems, and operations are potentially vulnerable to damage or interruption from upgrades and maintenance, network failure, hardware failure, software failure, power or telecommunications failures, cyberattacks, human error, and natural disasters. As our tax preparation business is seasonal, our systems must be capable of processing high volumes during our peak periods. Therefore, any failure or interruption in our information systems, or information systems of our franchisees or a private or government third party on which we rely, or an interruption in our access to the internet or other critical business capability during our busiest periods, could negatively impact our business operations and reputation, and increase our risk of loss.
We have experienced systems outages in the past, and there can be no assurance that system or internet failures or interruptions in critical business capabilities will not occur in the future, and, if they do occur, that we, our franchisees or the private or governmental third parties on whom we rely, will adequately address them. The precautionary measures that we, or third parties on whom we rely, have implemented to avoid systems outages and to minimize the effects of any data or communication systems interruptions or failures may not be adequate, and we and such third parties may not have anticipated or addressed all of the potential events that could threaten or undermine our or such third parties' information systems or other critical business capabilities. We do not have redundancy for all of our systems and our disaster recovery planning may not account for all eventualities. Our software and computer systems utilize cloud computing services provided by Microsoft Corporation. If the Microsoft Azure Cloud is unavailable for any reason, it could negatively impact our ability to deliver our services and products and our clients may not be able to access certain of our products or features, any of which could significantly impact our operations, business, and financial results.
The occurrence of any systems or internet failure, or other business interruption, could negatively impact our ability to serve our clients, which in turn could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Any significant delays in launching our tax service and product offerings, changes in government regulations or processes (including the acceptance of tax returns and the issuance of refunds and other amounts to clients by the IRS or state tax agencies) that affect how we provide such offerings to our clients, or significant problems

H&R Block, Inc. | 2025 Form 10-K	11

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
Further, changes in governmental regulations or a significant reduction in governmental resources could result in a delay of the start of the tax season or in processing returns, create uncertainty, or result in further and unanticipated changes in requirements or processes, which may require us to make corresponding changes to our client service systems and procedures immediately prior to, or during, a tax season. In addition, unanticipated changes in governmental processes, or newly implemented processes, for (1) accepting tax filings and related forms, including the ability of taxing authorities to accept electronic tax return filings, or (2) distributing tax refunds or other amounts to clients, may result in processing delays by us or applicable taxing authorities.
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
Historically, we have contracted, and in the future we will likely continue to contract, with a single vendor or a limited number of vendors to provide certain key services or products for our tax, financial, and other services and products. A few examples of this type of reliance include: our relationships with Fidelity National Information Services, Inc. (FIS), Galileo Financial Technologies, LLC, or similar vendors, for data processing and card production services; Pathward®, N.A. (Pathward), a wholly-owned subsidiary of Pathward Financial, Inc., for the issuance of RTs, EAs, RAs, Emerald Cards, and Spruce accounts; and Microsoft Corporation, for technology. In certain instances, we are vulnerable to vendor error, service inefficiencies, data breaches, service interruptions, or service delays, and such issues by our key vendors in providing services to or for us could result in material losses for us due to the nature of the services being provided or our contractual relationships with our vendors. If any material adverse event were to affect one of our key vendors or if we are no longer able to contract with our key vendors for any reason, we may be forced to find an alternative provider for these critical services. It may not be possible to find a replacement vendor on terms that are acceptable to us or at all.
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

12	2025 Form 10-K | H&R Block, Inc.

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
Our business is highly seasonal, with the substantial portion of our revenue earned from February through April in a typical year. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us, including (1) cash and resource management during the remainder of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season, (2) responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season, (3) disruptions, delays, or extensions in a tax season, including those caused by reduced governmental resources (including workforce reductions), pandemics, or severe weather, (4) client dissatisfaction issues or negative social media campaigns, which may not be timely discovered or satisfactorily addressed, and (5) ensuring optimal uninterrupted operations and service delivery during the tax season, which may be disrupted by natural or manmade disasters, extreme weather conditions, pandemics or endemics, catastrophes, or a wide variety of events within or outside of our control. Any unanticipated changes to federal or state tax filing deadlines may further amplify the impact of seasonality on our business and affect the comparability of our financial results from period to period. If we experience significant business disruptions during the tax season or if we are unable to effectively address the challenges described above and related challenges associated with a seasonal business, we could experience a loss, disruption, or change in timing of business, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

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
The market for key personnel is extremely competitive, and there can be no assurance that we will be successful in our efforts to attract and retain the required qualified personnel within necessary timeframes, or at expected cost levels. As the global labor market continues to evolve, our current and prospective key personnel may seek new or different opportunities based on pay levels, benefits, or remote work policies that are different from what we offer, or may determine to leave the workforce, making it difficult to attract and retain them. If we are unable to attract, develop, motivate, and retain key personnel, our business, operations, and financial results could be negatively impacted. In addition, if our costs of labor or related costs increase, if new or revised labor laws, rules, or regulations are adopted or implemented that impact our seasonal workforce and increase our labor costs, or if our labor costs are unpredictable due to tax season fluctuations or otherwise, there could be a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Our business depends on our strong reputation and the value of our brands.
Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future services and products and is an important element in attracting new clients. In addition, our franchisees operate their businesses under our brands. Adverse publicity (whether or not justified) relating to events or activities involving or attributed to us, our franchisees, employees, vendors, or agents or our services or products, which may be enhanced due to the nature of social media, may tarnish our reputation and reduce the value of our brands. Our reputation also may be damaged by negative perceptions that our clients, employees, franchisees, and

H&R Block, Inc. | 2025 Form 10-K	13

shareholders may have about our action or inaction on social or political issues. In addition, steps have been taken to reduce government spending, including with respect to the IRS. A significant reduction in IRS resources may increase the likelihood of governmental delays or errors in processing returns or refunds, as well as poor customer service experiences, and clients may mistakenly attribute such delays, errors, or experiences to our services or products. Damage to our reputation and loss of brand equity may reduce demand for our services and products and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of our brands.
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
We have international operations, including tax preparation businesses in Canada and Australia, a technology and shared services center in India, a technology center in Ireland, and Wave in Canada. We may consider expansion opportunities in additional countries in the future and there is uncertainty about our ability to generate revenues from new or emerging foreign operations or expand into other international markets. Additionally, there are risks inherent in doing business internationally, including: (1) changes in trade regulations; (2) difficulties in managing foreign operations as a result of distance, language, and cultural differences; (3) profit repatriation restrictions and fluctuations in foreign currency exchange rates; (4) geopolitical events, including acts of war and terrorism, and economic and political instability; (5) compliance with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and other applicable foreign anti-corruption laws; (6) compliance with U.S. and international laws and regulations, including those concerning privacy and data protection and retention; and (7) risks related to other government regulation or required compliance with local laws. These risks inherent in international operations could prevent us from expanding into other international markets or increase our costs of doing business internationally and could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
Costs for us to comply with such laws, regulations, and policies that are applicable to us could be significant. We may also face audits or investigations by one or more foreign governmental agencies relating to these laws, regulations, and policies that could result in the imposition of penalties or fines.

14	2025 Form 10-K | H&R Block, Inc.

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
Numerous jurisdictions have passed, and may in the future pass, new laws related to the collection, use, and retention of consumer or employee information and this area continues to be an area of interest for U.S. federal, state, and foreign governmental authorities. For example, several states have adopted comprehensive privacy laws. Subject to certain exceptions, many of these laws impose requirements on how businesses collect, process, manage, and retain certain personal information, and they often provide individuals with various rights regarding personal information collected by a business. In addition, other jurisdictions have adopted or may in the future adopt their own different privacy laws These laws may contain different requirements or may be interpreted and applied inconsistently from jurisdiction to jurisdiction. Furthermore, various jurisdictions are considering regulatory frameworks for artificial intelligence and have passed, or may in the future pass, laws and regulations that impact existing privacy and data protection requirements.
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

H&R Block, Inc. | 2025 Form 10-K	15

increased adoption of and reliance upon digital technologies by companies and consumers, as well as the advancements of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated approaches and more frequent attacks. Our risk and exposure to these matters remain heightened due to a variety of factors including, among other things, (1) the evolving nature of these threats and related regulation, (2) the increased activity and sophistication of hostile foreign governments, organized crime, cyber criminals, and hackers that may initiate cyberattacks against us or third-party systems on which we rely using technology and other strategies that continue to evolve, including artificial intelligence and social engineering, (3) the prominence of our brand, (4) our and our franchisees' extensive office footprint, (5) our plans to continue to implement strategies for our online and mobile applications and our desktop software, (6) our use of third-party vendors, (7) our use of certain new technologies, such as artificial intelligence and machine learning, and (8) the usage of remote working arrangements by our associates, franchisees, and third-party vendors, which has significantly expanded in recent years.
Cybersecurity risks may result from fraud or malice from external or internal actors (a cyberattack), human error, or accidental technological failure. Cyberattacks are designed to electronically circumvent network security for malicious purposes such as unlawfully obtaining personal information, extortion, disrupting our ability to offer services, damaging our brand and reputation, stealing our intellectual property, or advancing social or political agendas. We face a variety of cyberattack threats including malware, phishing attacks, social engineering, denial of service attacks, ransomware, and other sophisticated attacks.
Although we use security and business controls to limit access to and use of personal information and expend significant resources to maintain multiple levels of protection to address or otherwise mitigate the risk of a security breach, such measures do not and cannot provide absolute security. We regularly test our systems to discover and address potential vulnerabilities, and we rely on training and testing of our employees regarding heightened phishing and social engineering threats. We also conduct certain background checks on our employees, as allowed by law. Due to the structure of our business model, we also rely on our franchisees, vendors, and other private and governmental third parties to maintain secure systems and respond to cybersecurity risks. Where appropriate, we impose certain requirements and controls on these third parties, but it is possible that they may not appropriately employ these controls or that such controls (or their own separate requirements and controls) may be insufficient to protect personal information.
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
Unauthorized access to personal information has in the past, and may in the future, cause us to determine that it is required or advisable for us to notify affected individuals, regulators, or others under applicable privacy laws and regulations or otherwise. Security breach remediation could also require us to expend significant resources to assist impacted individuals, repair damaged systems, implement modified information security measures, and maintain client and business relationships. Other consequences could include reduced client demand for our services and products, loss of valuable intellectual property, reduced growth and profitability and negative impacts to future financial results, loss of our ability to deliver one or more services or products (e.g., inability to provide financial services or products or to accept and process client credit card transactions or tax returns), modifying or stopping existing business practices, legal actions, harm to our reputation and brands, fines, penalties, and other damages, and further regulation and oversight by U.S. federal, state, or foreign governmental authorities.
A security breach or other unauthorized access to our systems, or third-party systems on which we rely, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

16	2025 Form 10-K | H&R Block, Inc.

LEGAL AND REGULATORY RISKS
Regulations promulgated by federal and state regulators may affect our financial services and products businesses in new or unexpected ways, which may impact our ability to offer certain financial services or products or require changes to certain financial services or products.
Federal and state regulators have broad powers to administer, investigate compliance with, and enforce laws governing financial services and products. In addition, state or local jurisdictions in which we operate have passed, and may in the future pass, new laws related to banking and the offering of financial products. These laws may contain different requirements or may be interpreted and applied inconsistently from jurisdiction to jurisdiction. Regulators may interpret existing laws, regulations, and rules in new and different ways as they attempt to apply them more broadly. For example, bank partnership arrangements are increasingly subject to heightened scrutiny at the federal and state level. It is difficult to predict how currently proposed or new regulations, or new interpretations of existing regulations, may impact the financial products we offer.
Federal or state regulators may examine, investigate, and take enforcement actions against our subsidiaries that offer consumer financial services and products, as well as financial institutions and other third parties upon which our subsidiaries rely to provide consumer financial services and products. Federal and state regulators also have certain authority in enforcing and promulgating laws governing financial services and products. As a result, some regulators have issued new and broader laws and others may in the future, including certain state regulations that are more comprehensive than existing U.S. federal regulations. In addition, state attorneys general may in some cases bring actions to enforce federal laws.
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
Additionally, our offering of consumer financial services and products are subject to various rules and regulations, including potential limitations or restrictions on the amount of interchange fees. There can be no assurance that future government regulation or changes by the payment networks will not impact interchange revenues substantially. If interchange rates decline, whether due to actions by the payment networks or future government regulation, it could impact the profitability of our consumer financial services and products or our ability to offer such services or products.

H&R Block, Inc. | 2025 Form 10-K	17

Furthermore, certain of our services and product offerings may require licenses to operate, and if we fail or are unable to comply with existing or new license requirements, we may be subject to fines or penalties and our ability to operate in certain jurisdictions may be materially restricted or prohibited entirely.
Given the nature of our businesses, we are subject to various additional federal, state, local, and foreign laws and regulations, including, without limitation, in the areas of labor, immigration, marketing and advertising, consumer protection, financial services and products, payment processing, privacy and data security, artificial intelligence, anti-competition, environmental, health and safety, insurance, and healthcare. There have been significant new or proposed regulations and/or heightened focus by the government and others in some of these areas, including, for example, privacy and data security, climate change, interchange fees, consumer financial services and products, endorsements and testimonials, telemarketing, web and wireless marketing technologies, non-competition agreements and other restrictive covenants, and labor, including overtime and exemption regulations, state and local laws on minimum wage, worker classification, and other labor-related issues. In addition, as we continue to incorporate additional or emerging technologies into our business, such as in the areas of artificial intelligence and machine learning, we may become subject to increased government regulation or regulatory scrutiny.
The above requirements and business implications are subject to change and evolving application, including by means of new legislation, legislative changes, and/or executive orders, and there may be additional regulatory actions or enforcement priorities, or new interpretations of existing requirements that differ from ours. These developments could impose unanticipated limitations or require changes to our business, which may make elements of our business more expensive, less efficient, or impossible to conduct, and may require us to modify our current or future services or products, which effects may be heightened given the nature, broad geographic scope, and seasonality of our business. Any perceived or actual failure to comply with applicable laws, rules, and regulations could damage our reputation and result in fines, penalties, and other legal actions or require us to modify our business practices, which could have a material adverse effect on our financial position, results of operations, and cash flows.
We face legal actions in connection with our various business activities, both past and present, and current or future legal actions may damage our reputation, impair our product offerings, or result in material liabilities and losses.
We have been named and, in the future will likely continue to be named, in various legal actions, including class or representative actions, individual or mass arbitrations, actions or inquiries by state attorneys general and other regulators, and other litigation arising in connection with our various business activities, including relating to our various service and product offerings. For example, as previously reported, we are subject to legal actions and have received and are responding to certain governmental inquiries and other matters relating to the IRS Free File program and other aspects of our DIY tax preparation services, including the use of pixels. These inquiries and other matters include, among other things, requests for information and subpoenas from various regulators and state attorneys general and private legal actions, including class actions and mass arbitrations. The fees and legal expenses incurred in connection with such matters may be significant irrespective of the merits.
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

18	2025 Form 10-K | H&R Block, Inc.

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

H&R Block, Inc. | 2025 Form 10-K	19

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
Legislatures and taxing authorities in jurisdictions in which we operate may propose additional changes to their tax rules in response to economic conditions, or as part of broader tax reformation initiatives. In the U.S, on July 4, 2025, H.R. 1 was signed into law and includes significant changes to U.S. federal income tax law. The legislation will require additional clarifying guidance which could change interpretations or assumptions we may make.
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

20	2025 Form 10-K | H&R Block, Inc.

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
Governance
The Audit Committee of the Board of Directors has the primary responsibility of assisting our Board in the oversight of policies and processes pertaining to the ERM program and specifically considers risks and controls relating to, among other things, data and cybersecurity. Risks associated with cybersecurity threats are a top priority for ongoing oversight by the ERM team and the Enterprise Risk Committee. Our Vice President, Legal and Corporate Secretary, oversees the activities of the Enterprise Risk Committee and, together with the Chief Information Security Officer (CISO), briefs the Audit Committee and the Board of Directors on information security risk matters as a part of regular ERM reports, with a deep dive focused on information security at least annually (or more frequently if appropriate).
In addition, the Audit Committee receives regular reports on cybersecurity matters from the Chief Legal and Administrative Officer (CLAO) and the CISO. The Board of Directors is also updated by the CLAO and CISO on a periodic basis. Our CLAO, who reports directly to the President and CEO, has over 30 years of leadership experience across multiple industries in roles responsible for overseeing and managing risk. Our CISO, who reports directly to the CLAO, has extensive cybersecurity knowledge and skills gained from over 30 years of experience in consulting and technology roles, with more than 18 years of Information Security specialization. Our CISO is responsible for understanding, managing, and communicating cybersecurity risks internally to our management (including the Enterprise Risk Committee on which he serves), and works closely with our Legal department to oversee compliance with legal, regulatory, and contractual security requirements.
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

H&R Block, Inc. | 2025 Form 10-K	21

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
We own our corporate headquarters, which is located in Kansas City, Missouri. Our Canadian executive offices are located in a leased office in Calgary, Alberta. Our Australian executive offices are located in a leased office in Thornleigh, New South Wales. Wave's headquarters are located in leased offices in Toronto, Ontario. We also lease shared services centers in Hyderabad and Trivandrum, India.
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
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS – H&R Block's common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On July 31, 2025, there were 11,433 shareholders of record and the closing stock price on the NYSE was $54.34 per share.
DIVIDENDS – Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER – A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2025 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May be Purchased Under the Plans or Programs (2)
April 1 – April 30	—	$56.73	—	$1,100,000
May 1 - May 31	9	$62.46	—	$1,100,000
June 1 - June 30	1	$58.91	—	$1,100,000
	10	$61.90	—

(1)We purchased approximately 10 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)On August 15, 2024, we announced that our Board of Directors approved a new $1.5 billion share repurchase program. The repurchase program does not have an expiration date.

22	2025 Form 10-K | H&R Block, Inc.

PERFORMANCE GRAPH – The following graph compares the cumulative five-year total return provided to shareholders of H&R Block, Inc.'s common stock relative to the cumulative total returns of the S&P Midcap 400 index and the S&P 400 Consumer Services Industry index.
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on June 30, 2020, and its relative performance is tracked through June 30, 2025.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

H&R Block, Inc. | 2025 Form 10-K	23

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
A summary of our fiscal year 2025 results is as follows:
•Revenue increased $150.6 million, or 4.2%, largely due to increases in U.S. company-owned net average charge and tax return volume coupled with increases in DIY online paid net average charge. These increases were partially offset by lower interest and fee income on Emerald Advance® due to a decrease in EA loans originated.
•Operating expenses increased $128.0 million, or 4.6%, due to higher compensation and benefits, marketing, consulting, technology, and legal costs, partially offset by lower bad debt.
•Pretax income increased $19.1 million, or 2.5%.
•Net income from continuing operations of $609.5 million increased 1.9% from the prior year.
•EBITDA(1) of $976.3 million increased $13.2 million, or 1.4%.
•Diluted earnings per share from continuing operations increased $0.28, or 6.8%, and adjusted diluted earnings per share from continuing operations(1) increased $0.25, or 5.7%.
(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

24	2025 Form 10-K | H&R Block, Inc.

Consolidated – Financial Results			(in 000s, except per share amounts)
Year ended June 30,	2025	2024	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$2,413,229	$2,274,835	$138,394	6.1%
Royalties	192,877	204,802	(11,925)	(5.8)%
DIY tax preparation	383,738	349,812	33,926	9.7%
Refund Transfers	137,526	142,249	(4,723)	(3.3)%
Peace of Mind® Extended Service Plan	87,326	93,087	(5,761)	(6.2)%
Tax Identity Shield®	29,920	33,386	(3,466)	(10.4)%
Other	58,318	51,555	6,763	13.1%
Total U.S. tax preparation and related services	3,302,934	3,149,726	153,208	4.9%
Financial services:
Emerald Card® and SpruceSM	72,888	76,093	(3,205)	(4.2)%
Interest and fee income on Emerald Advance®	28,958	40,933	(11,975)	(29.3)%
Total financial services	101,846	117,026	(15,180)	(13.0)%
International	246,993	247,123	(130)	(0.1)%
Wave	109,222	96,472	12,750	13.2%
Total revenues	$3,760,995	$3,610,347	$150,648	4.2%
Compensation and benefits:
Field wages	927,360	869,002	(58,358)	(6.7)%
Other wages	306,999	298,819	(8,180)	(2.7)%
Benefits and other compensation	250,729	228,723	(22,006)	(9.6)%
	1,485,088	1,396,544	(88,544)	(6.3)%
Occupancy	438,868	432,461	(6,407)	(1.5)%
Marketing and advertising	285,800	277,747	(8,053)	(2.9)%
Depreciation and amortization	116,827	121,784	4,957	4.1%
Bad debt	74,584	91,523	16,939	18.5%
Other	531,858	485,011	(46,847)	(9.7)%
Total operating expenses	2,933,025	2,805,070	(127,955)	(4.6)%
Other income (expense), net	31,546	36,125	(4,579)	(12.7)%
Interest expense on borrowings	(78,113)	(79,080)	967	1.2%
Income from continuing operations before income taxes	781,403	762,322	19,081	2.5%
Income taxes	171,953	164,359	(7,594)	(4.6)%
Net income from continuing operations	609,450	597,963	11,487	1.9%
Net loss from discontinued operations	(3,677)	(2,646)	(1,031)	(39.0)%
Net income	$605,773	$595,317	$10,456	1.8%
DILUTED EARNINGS PER SHARE:
Continuing operations	$4.42	$4.14	$0.28	6.8%
Discontinued operations	(0.03)	(0.02)	(0.01)	(50.0)%
Consolidated	$4.39	$4.12	$0.27	6.6%
Adjusted diluted EPS(1)	$4.66	$4.41	$0.25	5.7%
EBITDA(1)	$976,343	$963,186	$13,157	1.4%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | 2025 Form 10-K	25

FISCAL YEAR 2025 COMPARED TO FISCAL YEAR 2024
Revenues increased $150.6 million, or 4.2%, from the prior year. U.S. assisted tax preparation revenues increased $138.4 million, or 6.1%, due to a 5.1% increase in net average charge combined with a 1.0% increase in company-owned tax return volumes in the current year. U.S. royalties revenue decreased $11.9 million, or 5.8%, due to lower franchise tax return volumes, which was primarily driven by franchise acquisitions. During the year we purchased franchise offices, which results in increasing tax preparation revenues and decreasing royalties as the revenues and returns become company-owned after the acquisition. During the year ended June 30, 2025 our total assisted tax return volume, which includes both company-owned and franchise offices, decreased 0.9% from the prior year.
U.S. DIY tax preparation revenues increased $33.9 million, or 9.7%, due to a 9.8% increase in paid net average charge and higher desktop software revenues compared to the prior year.
Interest and fee income on Emerald Advance® decreased $12.0 million, or 29.3%, due to a decrease in EA loans originated during the current year. Wave revenues increased $12.8 million, or 13.2%, due to higher accounting, invoicing and receipts subscriptions and small business payments processing volumes.
Total operating expenses increased $128.0 million, or 4.6%, from the prior year. Field wages increased $58.4 million, or 6.7%, due to higher tax professional wages in the current year primarily resulting from an increase in U.S. assisted tax preparation revenues. Other wages increased $8.2 million, or 2.7%, due to higher corporate wages due to salary increases in the current year. Benefits and other compensation increased $22.0 million, or 9.6%, due to higher employee insurance, severance pay and payroll taxes in the current year.
Marketing and advertising expense increased $8.1 million, or 2.9%, primarily due to higher advertising agency and customer incentive expenses. Bad debt expense decreased $16.9 million, or 18.5%, due to lower EA bad debt rates coupled with a decrease in EA loans originated during the current year.
Other operating expenses increased $46.8 million, or 9.7%. The components of other expenses are as follows:

				(in 000s)
Year ended June 30,	2025	2024	$ Change	% Change
Consulting and outsourced services	$104,003	$92,737	$(11,266)	(12.1)%
Bank partner fees	32,152	28,856	(3,296)	(11.4)%
Client claims and refunds	27,422	25,623	(1,799)	(7.0)%
Employee and travel expenses	35,646	33,473	(2,173)	(6.5)%
Technology-related expenses	119,241	108,694	(10,547)	(9.7)%
Credit card/bank charges	109,202	102,377	(6,825)	(6.7)%
Insurance	17,225	12,075	(5,150)	(42.7)%
Legal fees and settlements	37,819	28,536	(9,283)	(32.5)%
Supplies	20,777	23,090	2,313	10.0%
Other	28,371	29,550	1,179	4.0%
	$531,858	$485,011	$(46,847)	(9.7)%

Consulting and outsourced services expense increased $11.3 million, or 12.1%, due to higher Emerald Card® data processing and spend related to various strategic projects. Technology-related expenses increased by $10.5 million, or 9.7%, due to higher cloud-related technology spend. Legal fees and settlements expense increased $9.3 million, primarily due to higher outside counsel spend in the current year.
We recorded income tax expense of $172.0 million in the current year compared to $164.4 million in the prior year. The increase is due to higher pretax income and effective tax rate in the current year. The effective tax rate for the year ended June 30, 2025, and 2024 was 22.0% and 21.6%, respectively. See Item 8, note 9 to the consolidated financial statements for additional discussion.
FISCAL YEAR 2024 COMPARED TO FISCAL YEAR 2023
The comparison of fiscal year 2024 to 2023 has been omitted from this Form 10-K, but can be found in our Form 10-K for the fiscal year ended June 30, 2024, filed on August 15, 2024.

26	2025 Form 10-K | H&R Block, Inc.

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
Given the likely availability of a number of liquidity options discussed herein, we believe that in the absence of any unexpected developments, our existing sources of capital as of June 30, 2025 are sufficient to meet our future operating and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for fiscal year 2025 and 2024. See Item 8 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Year ended June 30,	2025	2024
Net cash provided by (used in):
Operating activities	$680,883	$720,860
Investing activities	(105,373)	(93,858)
Financing activities	(647,443)	(564,311)
Effects of exchange rates on cash	(121)	(2,814)
Net increase (decrease) in cash and cash equivalents, including restricted balances	$(72,054)	$59,877

    Operating Activities. Cash provided by operating activities totaled $680.9 million for the year ended June 30, 2025 compared to $720.9 million in the prior year period. The decrease is primarily due to changes in income tax reserves and accounts payable.
    Investing Activities. Cash used in investing activities totaled $105.4 million for the year ended June 30, 2025 compared to $93.9 million for the prior year period. The increase is primarily due to higher capital expenditures, partially offset by lower payments made for business acquisitions in the current year.
    Financing Activities. Cash used in financing activities totaled $647.4 million for the year ended June 30, 2025 compared to $564.3 million for the prior year period. The increase is primarily due to higher repurchases of common stock and dividends in the current year.
    CASH REQUIREMENTS –
    Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
    We have consistently paid quarterly dividends. Dividends paid totaled $197.3 million and $179.8 million in the years ended June 30, 2025 and 2024, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.

H&R Block, Inc. | 2025 Form 10-K	27

On August 15, 2024, the Board of Directors approved a $1.5 billion share repurchase program. The repurchase program does not have an expiration date and replaced the previously existing share repurchase program.
During the year ended June 30, 2025, we repurchased $400.1 million of our common stock at an average price of $61.10 per share, excluding excise taxes in connection with such repurchases. In the prior year, we repurchased $350.1 million of our common stock at an average price of $43.66 per share, excluding excise taxes in connection with such repurchases. Our current share repurchase program has remaining authorization of $1.1 billion and does not have an expiration date.
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
The following table summarizes our shares outstanding, shares repurchased, and annual dividends per share:

(in 000s, except per share amounts)
Year ended June 30,	2025	2024	2023
Shares outstanding	133,947	139,591	146,150
Shares repurchased	6,549	8,020	14,635
Dividends declared per share	$1.50	$1.28	$1.16
    Capital Investment. Capital expenditures totaled $82.0 million and $63.7 million for the years ended June 30, 2025 and 2024, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchise and competitor businesses totaling $35.5 million and $43.4 million during the years ended June 30, 2025 and 2024, respectively. See Item 8, note 6 for additional information on our acquisitions.
Contractual Obligations and Commercial Commitments. Effective October 18, 2024, we amended our Program Management Agreement (PMA) with Pathward®, N.A to extend the term of the PMA for two years until June 30, 2027. We are party to many contractual obligations involving commitments to make payments to third parties, which may impact our short-term and long-term liquidity and capital resource needs. Our contractual obligations primarily consist of operating leases, contingent acquisition payments, and long-term debt and related interest payments. See Item 8, note 7, 10, and 11 to the consolidated financial statements for additional information.
    FINANCING RESOURCES – During fiscal year 2025, our existing CLOC had capacity of up to $1.5 billion and was scheduled to expire in June 2026. On July 11, 2025, we entered into a Fifth Amended and Restated Credit and Guarantee Agreement, which amended and restated our existing CLOC, extended the scheduled maturity date to July 11, 2030, maintained the aggregate principal amount of $1.5 billion, and revised the interest rate table. Other material terms remain substantially unchanged from the Fourth Amended and Restated Credit and Guarantee Agreement. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with our CLOC covenants as of June 30, 2025. As of June 30, 2025, amounts available to borrow under the CLOC were not limited by the debt-to-EBITDA covenant. We had no balance outstanding under our CLOC as of June 30, 2025.
    See Item 8, note 7 to the consolidated financial statements for discussion of our CLOC and Senior Notes, including discussion of the amendment and restatement of our CLOC effective July 11, 2025.

28	2025 Form 10-K | H&R Block, Inc.

The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of June 30, 2025 and 2024:

As of	June 30, 2025			June 30, 2024
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable
CASH AND OTHER ASSETS – As of June 30, 2025, we held cash and cash equivalents, excluding restricted amounts, of $983.3 million, including $205.9 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of June 30, 2025.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $0.1 million and $2.8 million during the years ended June 30, 2025 and 2024, respectively.
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

SUMMARIZED BALANCE SHEET	(in 000s)
As of June 30, 2025	GUARANTOR AND ISSUER
Current assets	$38,254
Noncurrent assets	1,836,847
Current liabilities	432,139
Noncurrent liabilities	1,148,806

SUMMARIZED STATEMENTS OF OPERATIONS	(in 000s)
Year ended June 30, 2025	GUARANTOR AND ISSUER
Total revenues	$126,240
Income from continuing operations before income taxes	58,596
Net income from continuing operations	45,120
Net income	41,443

The table above reflects $1.8 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries.

H&R Block, Inc. | 2025 Form 10-K	29

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
Sensitivity of Estimate to Change. It is reasonably possible that pending or future litigation and other related loss contingencies may vary from the amounts accrued. Our estimate of the aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a liability has not been accrued but we believe a loss is reasonably possible. This aggregate range represents only those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. As of June 30, 2025, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

30	2025 Form 10-K | H&R Block, Inc.

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
REGULATORY ENVIRONMENT
The federal government, various state, local, provincial and foreign governments, and some self-regulatory organizations have enacted statutes and ordinances, or adopted rules and regulations, regulating many aspects of our business. These aspects include, but are not limited to, commercial income tax return preparation, income tax courses, the electronic filing of income tax returns, the offering of RTs and RAs, privacy and data security, consumer protection, marketing and advertising, artificial intelligence, franchising, antitrust and competition, sales methods, and financial services and products. Regulatory attention in the area of financial services and products may in the future impact our program, our contractual arrangements with our bank partner or other partners, or the offering of financial services and products to our clients. We work to comply with those laws that are

H&R Block, Inc. | 2025 Form 10-K	31

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
The following is a reconciliation of net income to EBITDA from continuing operations, which is a non-GAAP financial measure:

(in 000s)
Year ended	June 30, 2025	June 30, 2024
Net income - as reported	$605,773	$595,317
Discontinued operations, net	3,677	2,646
Net income from continuing operations - as reported	609,450	597,963
Add back:
Income taxes	171,953	164,359
Interest expense	78,113	79,080
Depreciation and amortization	116,827	121,784
	366,893	365,223
EBITDA from continuing operations	$976,343	$963,186

32	2025 Form 10-K | H&R Block, Inc.

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
Year ended	June 30, 2025	June 30, 2024
Net income from continuing operations - as reported	$609,450	$597,963
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	44,673	50,835
Tax effect of adjustments(1)	(10,865)	(11,751)
Adjusted net income from continuing operations	$643,258	$637,047
Diluted earnings per share from continuing operations - as reported	$4.42	$4.14
Adjustments, net of tax	0.24	0.27
Adjusted diluted earnings per share from continuing operations	$4.66	$4.41

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
Interest expense on our CLOC borrowings is determined based on short-term interest rates. As our CLOC borrowings are generally seasonal, interest rate risk typically increases during the months of November through March. We had no outstanding balance on our CLOC as of June 30, 2025.
Our long-term debt as of June 30, 2025, consists of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings until these notes mature or are refinanced. The interest we pay on our Senior Notes is fixed and is subject to adjustment based upon our credit ratings. See Item 8, note 7 to the consolidated financial statements.
FOREIGN EXCHANGE RATE RISK
Our operations in international markets are exposed to movements in currency exchange rates. The currencies primarily involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders' equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $0.1 million and $2.8 million during the years ended June 30, 2025 and 2024, respectively. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income for the years ended June 30, 2025 and 2024 by $4.5 million and $4.3 million, respectively, and cash balances, excluding restricted balances, as of June 30, 2025 and 2024 by $19.7 million and $16.7 million, respectively.
We generally use foreign exchange forward contracts to mitigate foreign currency exchange rate risk for loans we advance to our Canadian operations. We had no forward contracts outstanding at June 30, 2025 or 2024.

H&R Block, Inc. | 2025 Form 10-K	33

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
Deloitte & Touche LLP audited our consolidated financial statements for the fiscal years 2025, 2024 and 2023. The audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework, as of June 30, 2025.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO, using the 2013 framework. The Company's external auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ Jeffrey J. Jones II	/s/ Tiffany L. Mason
Jeffrey J. Jones II	Tiffany L. Mason
President and Chief Executive Officer	Chief Financial Officer

34	2025 Form 10-K | H&R Block, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of H&R Block, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 15, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

H&R Block, Inc. | 2025 Form 10-K	35

Transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact the mix of earnings in countries with differing statutory tax rates. The Company accrues a liability for unrecognized tax benefits arising from uncertain tax positions reflecting their judgment as to the ultimate resolution of the applicable issues. For each position, management considers all applicable information including relevant tax laws, the taxing authorities’ potential position, management’s tax return position, and the possible settlement outcomes to determine the amount of liability to record.
We identified the Company’s determination of uncertain tax positions measured in accordance with the Company’s transfer pricing policies as a critical audit matter because of the significant judgment in the application of the tax law in applying the arm’s-length standard to intercompany transactions and scrutiny by local tax authorities. The significant level of judgment increases the uncertainty in evaluating the valuation of tax balances, including any uncertain tax positions that relate to the Company’s transfer pricing. As a result, we utilized a high degree of auditor judgment and increased the extent of work performed, including involving our income tax specialists to evaluate whether management’s judgments in interpreting and applying tax laws were appropriate.
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
The Company tests goodwill for impairment annually as of February 1 ("measurement date"), or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value. The Company determines the fair value of the Wave reporting unit using the income approach ("discounted cash flow model") and the market approach ("guideline public company method"). The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins, and the discount rate. The determination of the fair value using the guideline public company method requires management to make significant assumptions related to the selection of market multiples of comparable publicly traded companies. The goodwill balance was $783 million as of February 1, 2025, of which $159 million relates to the Wave reporting unit. The estimated fair value of the Wave reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

36	2025 Form 10-K | H&R Block, Inc.

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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and operating margins ("forecasts"), selection of market multiples of comparable publicly traded companies, and the discount rate for the Wave reporting unit included the following, among others:
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
•We tested the source information underlying the determination of the discount rate.
•With the assistance of our fair value specialists, we performed the following:
◦Evaluated the valuation methodologies
◦Tested the mathematical accuracy of the discount rate calculations
◦Evaluated the market multiples, including comparing the reporting unit’s growth and profitability to the guideline public companies, testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to the guideline companies.

/s/ Deloitte & Touche LLP
Kansas City, Missouri
August 15, 2025

We have served as the Company's auditor since 2007.

H&R Block, Inc. | 2025 Form 10-K	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of H&R Block, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the "Company") as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated August 15, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Kansas City, Missouri
August 15, 2025

38	2025 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME		(in 000s, except per share amounts)
Year ended June 30,	2025	2024	2023
REVENUES:
Service revenues	$3,473,932	$3,302,337	$3,156,921
Royalty, product and other revenues	287,063	308,010	315,264
	3,760,995	3,610,347	3,472,185
OPERATING EXPENSES:
Costs of revenues	2,086,111	1,991,566	1,923,452
Selling, general and administrative	846,914	813,504	800,035
Total operating expenses	2,933,025	2,805,070	2,723,487
Other income (expense), net	31,546	36,125	35,492
Interest expense on borrowings	(78,113)	(79,080)	(72,978)
Income from continuing operations before income taxes	781,403	762,322	711,212
Income taxes	171,953	164,359	149,412
Net income from continuing operations	609,450	597,963	561,800
Net loss from discontinued operations, net of tax benefits of $1,100, $790 and $2,423	(3,677)	(2,646)	(8,100)
NET INCOME	$605,773	$595,317	$553,700
BASIC EARNINGS PER SHARE:
Continuing operations	$4.47	$4.20	$3.63
Discontinued operations	(0.02)	(0.02)	(0.05)
Consolidated	$4.45	$4.18	$3.58
DILUTED EARNINGS PER SHARE:
Continuing operations	$4.42	$4.14	$3.56
Discontinued operations	(0.03)	(0.02)	(0.05)
Consolidated	$4.39	$4.12	$3.51
COMPREHENSIVE INCOME:
Net income	$605,773	$595,317	$553,700
Change in foreign currency translation adjustments	1,090	(11,746)	(15,454)
Other comprehensive income (loss)	1,090	(11,746)	(15,454)
Comprehensive income	$606,863	$583,571	$538,246

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2025 Form 10-K	39

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of	June 30, 2025	June 30, 2024
ASSETS
Cash and cash equivalents	$983,277	$1,053,326
Cash and cash equivalents - restricted	19,862	21,867
Receivables, less allowance for credit losses of $55,775 and $61,182	63,621	69,075
Prepaid expenses and other current assets	95,788	95,208
Total current assets	1,162,548	1,239,476
Property and equipment, at cost, less accumulated depreciation and amortization of $828,744 and $838,814	135,068	131,319
Operating lease right of use asset	521,215	461,986
Intangible assets, net	259,412	264,102
Goodwill	802,053	785,226
Deferred tax assets and income taxes receivable	317,691	271,658
Other noncurrent assets	65,911	65,043
Total assets	$3,263,898	$3,218,810
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$144,046	$155,830
Accrued salaries, wages and payroll taxes	107,375	105,548
Accrued income taxes and reserves for uncertain tax positions	296,244	318,830
Current portion of long-term debt	349,893	—
Operating lease liabilities	209,203	206,070
Deferred revenue and other current liabilities	191,849	191,050
Total current liabilities	1,298,610	977,328
Long-term debt	1,143,305	1,491,095
Deferred tax liabilities and reserves for uncertain tax positions	306,134	291,063
Operating lease liabilities	322,847	265,373
Deferred revenue and other noncurrent liabilities	104,106	103,357
Total liabilities	3,175,002	3,128,216
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 164,367,434 and 170,915,771	1,644	1,709
Additional paid-in capital	766,998	762,583
Accumulated other comprehensive loss	(47,755)	(48,845)
Retained earnings	12,061	12,654
Less treasury shares, at cost, of 30,420,033 and 31,324,609	(644,052)	(637,507)
Total stockholders' equity	88,896	90,594
Total liabilities and stockholders' equity	$3,263,898	$3,218,810

See accompanying notes to consolidated financial statements.

40	2025 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS			(in 000s)
Year ended June 30,	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$605,773	$595,317	$553,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,827	121,784	130,501
Provision for credit losses	65,191	82,567	52,290
Deferred taxes	(34,612)	(40,940)	49,579
Stock-based compensation	32,503	34,277	31,326
Changes in assets and liabilities, net of acquisitions:
Receivables	(62,247)	(108,394)	(57,244)
Prepaid expenses, other current and noncurrent assets	3,183	(7,287)	(7,011)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(23,009)	(4,662)	(67,627)
Deferred revenue, other current and noncurrent liabilities	(1,575)	(28,507)	(4,773)
Income tax receivables, accrued income taxes and income tax reserves	(20,613)	75,444	144,164
Other, net	(538)	1,261	(3,064)
Net cash provided by operating activities	680,883	720,860	821,841
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(82,034)	(63,678)	(69,698)
Payments made for business acquisitions, net of cash acquired	(35,518)	(43,358)	(48,246)
Franchise loans funded	(21,705)	(18,891)	(21,633)
Payments from franchisees	23,786	24,926	27,350
Other, net	10,098	7,143	10,838
Net cash used in investing activities	(105,373)	(93,858)	(101,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(1,950,000)	(1,025,000)	(970,000)
Proceeds from line of credit borrowings	1,950,000	1,025,000	970,000
Dividends paid	(197,330)	(179,775)	(177,925)
Repurchase of common stock, including shares surrendered	(437,133)	(379,569)	(568,952)
Other, net	(12,980)	(4,967)	(4,115)
Net cash used in financing activities	(647,443)	(564,311)	(750,992)
Effects of exchange rate changes on cash	(121)	(2,814)	(4,857)
Net increase (decrease) in cash and cash equivalents, including restricted balances	(72,054)	59,877	(35,397)
Cash, cash equivalents and restricted cash, beginning of the period	1,075,193	1,015,316	1,050,713
Cash, cash equivalents and restricted cash, end of the period	$1,003,139	$1,075,193	$1,015,316
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid (received), net (includes payments for purchased investment tax credits)	$226,820	$131,173	$(45,539)
Interest paid on borrowings	74,639	75,694	69,554
Accrued additions to property and equipment	2,591	3,052	2,238
Accrued dividends payable to common shareholders	50,208	44,653	42,953

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2025 Form 10-K	41

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2022	193,571	$1,936	$772,182	$(21,645)	$120,405	(33,641)	$(661,247)	$211,631
Net income	—	—	—	—	553,700	—	—	553,700
Other comprehensive loss	—	—	—	(15,454)	—	—	—	(15,454)
Stock-based compensation	—	—	27,086	—	—	—	—	27,086
Stock-based awards exercised or vested	—	—	(20,258)	—	(1,899)	1,298	25,656	3,499
Acquisition of treasury shares(2)	—	—	—	—	—	(443)	(18,734)	(18,734)
Repurchase and retirement of common shares	(14,635)	(147)	(8,634)	—	(543,098)	—	—	(551,879)
Cash dividends declared - $1.16 per share	—	—	—	—	(177,785)	—	—	(177,785)
Balances as of June 30, 2023	178,936	$1,789	$770,376	$(37,099)	$(48,677)	(32,786)	$(654,325)	$32,064
Net income	—	—	—	—	595,317	—	—	595,317
Other comprehensive loss	—	—	—	(11,746)	—	—	—	(11,746)
Stock-based compensation	—	—	30,733	—	—	—	—	30,733
Stock-based awards exercised or vested	—	—	(33,794)	—	(3,703)	2,305	46,267	8,770
Acquisition of treasury shares(2)	—	—	—	—	—	(844)	(29,449)	(29,449)
Repurchase and retirement of common shares	(8,020)	(80)	(4,732)	—	(348,808)	—	—	(353,620)
Cash dividends declared - $1.28 per share	—	—	—	—	(181,475)	—	—	(181,475)
Balances as of June 30, 2024	170,916	$1,709	$762,583	$(48,845)	$12,654	(31,325)	$(637,507)	$90,594
Net income	—	—	—	—	605,773	—	—	605,773
Other comprehensive income	—	—	—	1,090	—	—	—	1,090
Stock-based compensation	—	—	31,132	—	—	—	—	31,132
Stock-based awards exercised or vested	—	—	(22,788)	—	(3,377)	1,492	30,490	4,325
Acquisition of treasury shares(2)	—	—	—	—	—	(587)	(37,035)	(37,035)
Repurchase and retirement of common shares	(6,549)	(65)	(3,929)	—	(400,104)	—	—	(404,098)
Cash dividends declared - $1.50 per share	—	—	—	—	(202,885)	—	—	(202,885)
Balances as of June 30, 2025	164,367	$1,644	$766,998	$(47,755)	$12,061	(30,420)	$(644,052)	$88,896

(1)     The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2)    Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
    See accompanying notes to consolidated financial statements.

42	2025 Form 10-K | H&R Block, Inc.

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
Outstanding checks in excess of funds on deposit (book overdrafts) included in accounts payable totaled $2.4 million and $2.8 million as of June 30, 2025 and 2024, respectively.
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

H&R Block, Inc. | 2025 Form 10-K	43

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
FOREIGN CURRENCY – The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in net income, but are recorded as a separate component of other comprehensive income in stockholders' equity. Foreign currency gains and losses included in operating results for fiscal years 2025, 2024 and 2023 were not material.
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

44	2025 Form 10-K | H&R Block, Inc.

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

H&R Block, Inc. | 2025 Form 10-K	45

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
MARKETING AND ADVERTISING – Marketing and advertising costs are expensed as used and totaled $285.8 million, $277.7 million and $286.3 million in fiscal years 2025, 2024 and 2023, respectively.
EMPLOYEE BENEFIT PLANS – We have a 401(k) defined contribution plan in the U.S., and similar plans internationally, covering eligible full-time and seasonal employees following the completion of an eligibility period. Employer contributions to these plans are discretionary and totaled $28.9 million, $25.7 million and $25.6 million for continuing operations in fiscal years 2025, 2024 and 2023, respectively.
We have severance plans covering executives and eligible regular full-time or part-time active employees who incur a qualifying termination. Expenses related to severance benefits for continuing operations totaled $8.4 million, $2.6 million and $6.9 million in fiscal years 2025, 2024 and 2023, respectively.
NEW ACCOUNTING PRONOUNCEMENTS – In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-07 (ASU 2023-07), “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. We adopted ASU 2023-07 during the year ended June 30, 2025, and retrospectively applied to all periods presented. The requirements of this ASU are disclosure-related and did not have an impact on our statement of operations or balance sheet. See note 13.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09 (ASU 2023-09), “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires companies to consistently categorize and disclose more detailed information about the income tax rate reconciliation and income taxes paid. The new disclosures include specific categories in the rate reconciliation, income taxes paid by federal, state, and foreign jurisdiction, and disaggregated pretax income and income tax expense between domestic and foreign jurisdictions. ASU 2023-09 will be effective for annual periods beginning in fiscal year 2026 and will be applied on a prospective basis with the option to apply the standard retrospectively.

46	2025 Form 10-K | H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. tax services business. The following table disaggregates our U.S. revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

			(in 000s)
Year ended June 30,	2025	2024	2023
Revenues:
U.S. assisted tax preparation	$2,413,229	$2,274,835	$2,167,138
U.S. royalties	192,877	204,802	210,631
U.S. DIY tax preparation	383,738	349,812	314,758
Refund Transfers	137,526	142,249	143,310
Peace of Mind® Extended Service Plan	87,326	93,087	95,181
Tax Identity Shield®	29,920	33,386	38,265
Emerald Card® and SpruceSM	72,888	76,093	84,651
Interest and fee income on Emerald Advance®	28,958	40,933	47,554
International	246,993	247,123	235,131
Wave	109,222	96,472	90,314
Other	58,318	51,555	45,252
Total revenues	$3,760,995	$3,610,347	$3,472,185

Changes in the balances of deferred revenue and wages for POM are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Year ended June 30,	2025	2024	2025	2024
Balance, beginning of the year	$156,610	$167,257	$20,212	$21,828
Amounts deferred	94,888	97,125	12,755	11,819
Amounts recognized on previous deferrals	(102,196)	(107,772)	(13,083)	(13,435)
Balance, end of the year	$149,302	$156,610	$19,884	$20,212

As of June 30, 2025, deferred revenue related to POM was $149.3 million. We expect that $87.4 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years. POM deferred revenues are included in deferred revenue and other liabilities in the consolidated balance sheets. POM deferred wages are included in prepaid expenses and other current assets and other noncurrent assets.
As of June 30, 2025 and 2024, TIS deferred revenue was $22.6 million and $21.4 million, respectively. The related liabilities are included in deferred revenue and other current liabilities in the consolidated balance sheets. All deferred revenue related to TIS as of June 30, 2025 will be recognized by April 2026.
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

H&R Block, Inc. | 2025 Form 10-K	47

The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
Year ended June 30,	2025	2024	2023
Net income from continuing operations attributable to shareholders	$609,450	$597,963	$561,800
Amounts allocated to participating securities	(2,771)	(2,390)	(2,272)
Net income from continuing operations attributable to common shareholders	$606,679	$595,573	$559,528

Basic weighted average common shares	135,629	141,932	154,044
Potential dilutive shares	1,711	1,958	3,204
Dilutive weighted average common shares	137,340	143,890	157,248

Earnings per share from continuing operations attributable to common shareholders:
Basic	$4.47	$4.20	$3.63
Diluted	4.42	4.14	3.56

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.3 million, 0.1 million and 0.6 million shares of stock for fiscal years 2025, 2024 and 2023, respectively, as the effect would be antidilutive.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	June 30, 2025		June 30, 2024
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$7,386	$16,402	$5,917	$16,498
Receivables for U.S. assisted and DIY tax preparation and related fees	15,896	6,361	18,440	5,332
H&R Block's Instant Refund® receivables	2,243	939	2,947	207
Emerald Advance®	13,899	22,816	17,867	21,360
Software receivables from retailers	2,582	—	1,029	—
Royalties and other receivables from franchisees	4,414	—	5,808	—
Wave payment processing receivables	1,533	—	1,078	—
Other	15,668	498	15,989	427
	$63,621	$47,016	$69,075	$43,824

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
Loans to Franchisees. Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and short-term lines of credit primarily for the purpose of funding seasonal working capital needs. Loans with a principal balance more than 90 days past due or on non-accrual status were $3.1 million and $1.1 million as of June 30, 2025 and June 30, 2024, respectively.
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

48	2025 Form 10-K | H&R Block, Inc.

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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by tax return year of origination, as of June 30, 2025 are as follows:

		(in 000s)
Tax return year of origination	Balance	More Than 60 Days Past Due
2024	$3,451	$3,254
2023 and prior	819	819
	4,270	$4,073
Allowance	(1,088)
Net balance	$3,182

H&R Block Emerald Advance®. EA term loans are offered by our bank partner to clients, in November and December, in amounts of $350 to $1,300. EA term loans are interest bearing with principal and interest due in full on March 31, late fees assessed as of April 14, and any amounts unpaid are placed on non-accrual status as of April 30. We purchase participation interests in their loans, as discussed further in note 10.
Credit losses from EAs are not specifically identified and charged off; instead we review the credit quality of our purchased participation interest in EA receivables on a pooled basis, which are segregated by the fiscal year of origination with older years being deemed more unlikely to be repaid. At the end of the fiscal year, the outstanding balances on these receivables are evaluated based on collections received and expected collections over subsequent years. We establish an allowance for credit losses at an amount that we believe reflects the receivable at net realizable value. In December of each year, we charge-off the receivables and the related allowance for EA term loans to an amount we believe represents the net realizable value.
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by fiscal year of origination as of June 30, 2025, are as follows:

		(in 000s)
Fiscal year of origination	Balance	Non-Accrual
2025	$33,723	$33,723
2024 and prior	22,655	22,655
	56,378	$56,378
Allowance	(19,663)
Net balance	$36,715

H&R Block, Inc. | 2025 Form 10-K	49

Allowance for Credit Losses. Activity in the allowance for credit losses for EAs and all other short-term and long-term receivables for the years ended June 30, 2025, 2024 and 2023 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2022	$26,141	$51,126	$77,267
Provision for credit losses	16,059	36,231	52,290
Charge-offs, recoveries and other	(14,814)	(52,249)	(67,063)
Balances as of June 30, 2023	27,386	35,108	62,494
Provision for credit losses	33,864	48,703	82,567
Charge-offs, recoveries and other	(27,714)	(38,484)	(66,198)
Balances as of June 30, 2024	33,536	45,327	78,863
Provision for credit losses	19,663	45,528	65,191
Charge-offs, recoveries and other	(33,536)	(45,699)	(79,235)
Balances as of June 30, 2025	$19,663	$45,156	$64,819

For the year ended June 30, 2025, there were $33.5 million of gross charge-offs related to EAs which were originated in fiscal year 2024.
NOTE 5: PROPERTY AND EQUIPMENT
The components of property and equipment, net of accumulated depreciation and amortization, are as follows:

(in 000s)
As of	June 30, 2025	June 30, 2024
Buildings	$12,919	$23,200
Computers and other equipment	54,853	46,880
Leasehold improvements	66,758	59,553
Purchased software	151	247
Land and other non-depreciable assets	387	1,439
	$135,068	$131,319

Depreciation expense of property and equipment from continuing operations for fiscal years 2025, 2024 and 2023 was $69.1 million, $60.7 million and $58.5 million, respectively.
The carrying value of long-lived assets held outside the U.S., which is comprised of property and equipment, totaled $20.9 million and $20.0 million as of June 30, 2025 and 2024 respectively.
NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the periods ended June 30, 2025 and 2024 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2023	$913,750	$(138,297)	$775,453
Acquisitions(1)	19,086	—	19,086
Disposals and foreign currency changes, net	(9,313)	—	(9,313)
Impairments	—	—	—
Balances as of June 30, 2024	923,523	(138,297)	785,226
Acquisitions(1)	15,579	—	15,579
Disposals and foreign currency changes, net	1,248	—	1,248
Impairments	—	—	—
Balances as of June 30, 2025	$940,350	$(138,297)	$802,053

(1) All goodwill added during the period is expected to be tax-deductible for federal income tax reporting.

50	2025 Form 10-K | H&R Block, Inc.

We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.
Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2025:
Reacquired franchise rights	$415,700	$(243,330)	$172,370
Customer relationships	354,107	(287,067)	67,040
Internally-developed software	119,959	(117,604)	2,355
Noncompete agreements	23,070	(20,188)	2,882
Purchased technology	68,100	(55,655)	12,445
Trade name	5,800	(3,480)	2,320
	$986,736	$(727,324)	$259,412
June 30, 2024:
Reacquired franchise rights	$403,955	$(228,157)	$175,798
Customer relationships	331,435	(270,245)	61,190
Internally-developed software	122,673	(119,610)	3,063
Noncompete agreements	21,977	(19,494)	2,483
Purchased technology	70,100	(51,432)	18,668
Trade name	5,800	(2,900)	2,900
	$955,940	$(691,838)	$264,102

Amortization of intangible assets from continuing operations for the fiscal years ended June 30, 2025, 2024 and 2023 was $47.7 million, $61.1 million and $72.0 million, respectively. Estimated amortization of intangible assets for fiscal years 2026, 2027, 2028, 2029 and 2030 is $42.0 million, $35.3 million, $27.0 million, $18.4 million and $8.8 million, respectively.
We made payments to acquire businesses totaling $35.5 million, $43.4 million and $48.2 million during the fiscal years ended June 30, 2025, 2024 and 2023, respectively. The amounts and weighted-average lives of assets acquired during fiscal year 2025, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Customer relationships	$27,712	5
Reacquired franchise rights	11,738	6
Internally-developed software	2,305	3
Noncompete agreements	1,259	5
Total	$43,014	5

H&R Block, Inc. | 2025 Form 10-K	51

NOTE 7: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
As of	June 30, 2025	June 30, 2024
Senior Notes, 5.250%, due October 2025 (1)	$350,000	$350,000
Senior Notes, 2.500%, due July 2028 (1)	500,000	500,000
Senior Notes, 3.875%, due August 2030 (1)	650,000	650,000
Debt issuance costs and discounts	(6,802)	(8,905)
Total long-term debt	1,493,198	1,491,095
Less: Current portion	(349,893)	—
Long-term portion	$1,143,305	$1,491,095
Estimated fair value of long-term debt	$1,437,000	$1,391,000

(1)    The Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. The interest rates on our Senior Notes are subject to adjustment based upon our credit ratings.
Our unsecured committed line of credit (CLOC) provides for an unsecured senior revolving credit facility in the aggregate principal amount of $1.5 billion, which includes a $175.0 million sublimit for swingline loans and a $50.0 million sublimit for standby letters of credit. We may request increases in the aggregate principal amount of the revolving credit facility of up to $500.0 million, subject to obtaining commitments from lenders and meeting certain other conditions. Our CLOC includes an annual facility fee, which will vary depending on our then current credit ratings and was scheduled to expire on June 11, 2026. On July 11, 2025, we entered into a Fifth Amended and Restated Credit and Guarantee Agreement, which amended and restated our existing CLOC, extended the maturity date to July 11, 2030, maintained the aggregate principal amount of $1.5 billion, and revised the interest rate table. Other material terms remain substantially unchanged from our existing CLOC.
The CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of June 30, 2025.
We had no outstanding balance under our CLOC as of June 30, 2025 and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of June 30, 2025.
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
NOTE 8: STOCK-BASED COMPENSATION
We have a stock-based Long Term Incentive Plan (Plan), under which we can grant stock options, restricted shares, performance-based share units, restricted share units, deferred stock units and other forms of equity to employees, non-employee directors and consultants. Stock-based compensation expense and related tax items are as follows:

52	2025 Form 10-K | H&R Block, Inc.

			(in 000s)
Year ended June 30,	2025	2024	2023
Stock-based compensation expense	$32,503	$34,277	$31,326
Tax benefit	11,621	11,567	7,386
Realized tax benefit	12,942	10,939	6,942

As of June 30, 2025, we had 8.4 million shares reserved for future awards under our Plan. We issue treasury shares to satisfy the exercise or vesting of stock-based awards and believe we have adequate treasury shares available for future issuances.
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
A summary of restricted share units and deferred stock units, including those that are performance-based, for the year ended June 30, 2025, is as follows:

(shares in 000s)
	Restricted Share Units and Deferred Stock Units		Performance-Based Share Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of the year	1,867	$33.31	1,021	$37.91
Granted(1)	463	63.09	640	66.79
Released	(598)	37.03	(863)	27.97
Forfeited	(134)	47.07	(106)	48.02
Outstanding, end of the year	1,598	$39.10	692	$52.57

(1)    Includes adjustments for performance achievement and dividend equivalents.
The total fair value of shares vesting during fiscal years 2025, 2024 and 2023 was $46.3 million, $39.1 million and $33.6 million, respectively. As of June 30, 2025, we had $41.3 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.
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

H&R Block, Inc. | 2025 Form 10-K	53

Year ended June 30,	2025	2024	2023
Expected volatility	14.95% - 109.03%	10.17% - 157.11%	24.80% - 163.58%
Expected term	3 years	3 years	3 years
Dividend yield (1)	0%	0%	0%
Risk-free interest rate	3.77%	4.54%	3.43%
Weighted-average fair value	$67.09	$44.06	$48.58

(1)The valuation model assumes that dividends are reinvested by the Company on a continuous basis.
NOTE 9: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the IRS and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. With respect to federal, state and local jurisdictions and countries outside of the U.S., we are typically subject to examination for three to six years after the income tax returns have been filed. On November 7, 2022, the IRS commenced their examination of our 2020 tax return and related carryback claims to tax years 2015 through 2018. Our U.S. federal income tax returns for tax years 2021, 2019, and 2014 and prior are closed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
Year ended June 30,	2025	2024	2023
Domestic	$437,971	$489,912	$447,900
Foreign	343,432	272,410	263,312
	$781,403	$762,322	$711,212

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

54	2025 Form 10-K | H&R Block, Inc.

The reconciliation between the statutory U.S. federal tax rate and our effective tax rate from continuing operations is as follows:

Year ended June 30,	2025	2024	2023
U.S. statutory tax rate	21.0%	21.0%	21.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	1.3%	1.4%	1.6%
Earnings taxed in foreign jurisdictions	(2.1)%	(1.9)%	(2.9)%
Permanent differences	0.7%	0.7%	0.6%
Uncertain tax positions	1.9%	(0.4)%	(0.9)%
U.S. tax on income from foreign affiliates	1.7%	4.1%	3.1%
Federal income tax credits	(1.6)%	(2.4)%	(1.3)%
Foreign investment recapture	—%	2.6%	—%
Change in valuation allowance - domestic	0.3%	—%	(0.4)%
Change in valuation allowance - foreign	—%	(2.8)%	0.7%
Other	(1.2)%	(0.7)%	(0.5)%
Effective tax rate	22.0%	21.6%	21.0%

The components of income tax expense for continuing operations are as follows:

(in 000s)
Year ended June 30,	2025	2024	2023
Current:
Federal	$143,298	$191,664	$97,430
State	30,716	9,695	19,023
Foreign	21,689	18,240	18,214
	195,703	219,599	134,667
Deferred:
Federal	(52,659)	(59,441)	23,367
State	(4,454)	(11,749)	1,860
Foreign	33,363	15,950	(10,482)
	(23,750)	(55,240)	14,745
Total income taxes for continuing operations	$171,953	$164,359	$149,412

H&R Block, Inc. | 2025 Form 10-K	55

In the United States, on July 4, 2025, H.R. 1 was signed into law. Among other provisions, the legislation reinstates immediate expensing for domestic research and experimental expenditures, extends 100% bonus depreciation for qualified property placed in service beginning January 20, 2025, and makes certain other provisions of the Tax Cuts and Jobs Act permanent. We are evaluating the impacts of this legislation and will reflect its impact in our financial statements in fiscal year 2026. At this time, we are unable to reasonably estimate the financial impact of these changes.
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
The significant components of deferred tax assets and liabilities are reflected in the following table:

(in 000s)
As of	June 30, 2025	June 30, 2024
Deferred tax assets:
Deferred revenue	33,435	50,944
Allowance for credit losses	30,098	30,581
Deferred and stock-based compensation	7,204	8,060
Net operating loss carry-forward	38,856	63,398
Lease liabilities	130,911	117,483
Federal tax benefits related to state unrecognized tax benefits	31,061	26,841
Internally developed software	84,301	15,063
Intangibles - intellectual property	61,138	71,367
Other	22,121	6,056
Valuation allowance	(18,538)	(16,569)
Total deferred tax assets	420,587	373,224
Deferred tax liabilities:
Prepaid expenses and other	(20,396)	(3,001)
Lease right of use assets	(128,204)	(115,128)
Intangibles	(43,879)	(51,398)
Total deferred tax liabilities	(192,479)	(169,527)
Net deferred tax assets	$228,108	$203,697

A reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the consolidated balance sheets is as follows:

(in 000s)
As of	June 30, 2025	June 30, 2024
Deferred income tax assets	$228,108	$203,697
Deferred tax liabilities	—	—
Net deferred tax asset	$228,108	$203,697

56	2025 Form 10-K | H&R Block, Inc.

Changes in our valuation allowance for fiscal years 2025, 2024 and 2023 are as follows:

(in 000s)
Year ended June 30,	2025	2024	2023
Balance, beginning of the year	$16,569	$57,566	$55,172
Additions charged to costs and expenses	4,166	4,584	6,438
Deductions	(2,197)	(45,581)	(4,044)
Balance, end of the year	$18,538	$16,569	$57,566

Our valuation allowance on deferred tax assets has a net increase of $2.0 million during the current period. The $4.2 million of additions charged to costs is primarily related to foreign tax credits that we do not expect to utilize in future years. The increase is offset by a $2.2 million decrease to our valuation allowance balance for adjustments related to certain domestic and foreign net operating losses utilized in the current fiscal year and changes in future projections of net operating loss utilization.
Certain of our subsidiaries file stand-alone returns in various state, local and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. As of June 30, 2025, we had net operating losses of $38.9 million in various states and foreign jurisdictions. The amount of state and foreign net operating losses varies by taxing jurisdiction. We maintain a valuation allowance of $4.3 million on state net operating losses and $5.5 million on foreign net operating losses for the portion of such loses that, more likely than not, will not be realized. Of the total net operating loss deferred tax assets, $29.1 million are more likely than not to be realized. Net operating loss deferred tax assets of $10.4 million will expire in varying amounts during fiscal years 2026 through 2045 and the remaining $28.5 million have no expiration.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability; therefore, no provision has been made for income taxes that might be payable upon remittance of such earnings. The amount of unrecognized tax liability on these foreign earnings, net of expected foreign tax credits, is immaterial as of June 30, 2025.
Changes in unrecognized tax benefits for fiscal years 2025, 2024 and 2023 are as follows:

(in 000s)
Year ended June 30,	2025	2024	2023
Balance, beginning of the year	$251,787	$240,063	$232,004
Additions based on tax positions related to prior years	574	1,232	1,252
Reductions based on tax positions related to prior years	—	(4,604)	—
Additions based on tax positions related to the current year	37,883	37,063	33,330
Reductions related to settlements with tax authorities	(379)	(4,472)	(661)
Expiration of statute of limitations	(23,317)	(17,495)	(25,862)
Balance, end of the year	$266,548	$251,787	$240,063

Included in the total gross unrecognized tax benefit ending balance as of June 30, 2025, 2024 and 2023 are $232.8 million, $207.5 million and $209.0 million respectively, which if recognized, would impact our effective tax rate. Increases from prior year are primarily related to additions based on current year tax positions offset by expirations of statute of limitations and settlements with taxing authorities.
We believe it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $152.0 million within the next twelve months. The anticipated decrease is due to the expiration of statutes of limitations, anticipated closure of various tax matters currently under examination, and settlements with tax authorities. For such matters where a change in the balance of unrecognized tax benefits is not yet deemed reasonably possible, no estimate has been included.
Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. The total gross interest recorded to income tax expense for periods ending June 30, 2025, 2024 and 2023 totaled $1.4 million, $14.1 million and $10.1 million, respectively. The total penalties, if any, recorded for the same periods

H&R Block, Inc. | 2025 Form 10-K	57

were immaterial. The total gross interest and penalties accrued as of June 30, 2025 and 2024 totaled $44.7 million and $42.0 million, respectively.
NOTE 10: COMMITMENTS AND CONTINGENCIES
Our U.S. and Canadian businesses offer our 100% accuracy guarantee. Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client (up to a maximum of $10,000 in the U.S), if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $11.4 million and $14.1 million as of June 30, 2025 and 2024, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $29.6 million and $26.9 million as of June 30, 2025 and 2024, respectively, with amounts recorded in deferred revenue and other liabilities. These liabilities will be settled within the next ten years. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short-term lines of credit for the purpose of meeting their seasonal working capital needs. Our total obligation under these lines of credit was $0.4 million as of June 30, 2025, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $0.2 million.
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
We have a deferred compensation plan that permits certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in deferred revenue and other liabilities is $9.0 million and $10.1 million as of June 30, 2025 and 2024, respectively, reflecting our obligation under this plan.
Emerald Advance® term loans are originated by Pathward® N.A. (Pathward). We purchase participation interests, at par, in all EAs originated by Pathward in accordance with our participation agreement. Our participation interest varies by jurisdiction. During fiscal year 2025, our purchased participation interests represented 87% of total EA volume originated by Pathward. See note 4 for additional information about these balances.
Refund Advance loans are originated by Pathward and offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by Pathward. We pay fees primarily based on loan size and customer type. We have provided a guarantee up to $18.0 million related to certain loans to clients prior to the IRS accepting electronic filing. We accrued an estimated liability of $2.2 million at June 30, 2025 related to this guarantee. As of June 30, 2024 we had $1.4 million accrued under the Refund Advance guarantee agreement, and we paid $2.6 million, net of recoveries, related to that guarantee during the fiscal year ended June 30, 2025.
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

58	2025 Form 10-K | H&R Block, Inc.

NOTE 11: LEASES
Our lease costs and other information related to operating leases consisted of the following:

			(dollars in 000s)
Year ended June 30,	2025	2024	2023
Operating lease costs	$244,127	$242,372	$238,899
Variable lease costs	93,216	88,629	85,239
Subrental income	(464)	(508)	(575)
Total lease costs	$336,879	$330,493	$323,563

Cash paid for operating lease costs	$239,792	$239,292	$236,423
New operating right of use assets and related lease liabilities	$293,190	$266,970	$253,755
Weighted-average remaining operating lease term (years)	3	3	2
Weighted-average operating lease discount rate	5.0%	5.0%	4.1%

Aggregate operating lease maturities as of June 30, 2025 are as follows:

(in 000s)
2026	$230,102
2027	166,425
2028	102,033
2029	45,036
2030	19,309
2031 and thereafter	11,898
Total future undiscounted operating lease payments	574,803
Less imputed interest	(42,753)
Total operating lease liabilities	$532,050

NOTE 12: LITIGATION AND OTHER RELATED CONTINGENCIES
We are a respondent in numerous litigation and arbitration matters, arising both in the ordinary course of business and otherwise, including as described below. The matters described below are not all of the lawsuits or arbitrations to which we are subject. In some of the matters, very large or indeterminate amounts, including punitive damages, may be sought. Various jurisdictions and arbitration forums permit considerable variation in the assertion of monetary damages or other relief. The jurisdictions or forums may permit claimants not to specify the monetary damages sought or may permit claimants to state only that the amount sought is sufficient to invoke the jurisdiction or forum. In addition, the jurisdictions or forums may permit claimants to allege monetary damages in amounts well exceeding reasonably possible verdicts in the jurisdiction or forum for similar matters. We believe that the monetary relief which may be specified in a lawsuit or arbitration matter bears little relevance to its merits or disposition value due to this variability in pleadings and our experience in handling and resolving numerous claims over an extended period of time.
The outcome of a matter and the amount or range of potential loss at particular points in time may be difficult to ascertain. Among other things, uncertainties can include how fact finders will evaluate documentary evidence and the credibility and effectiveness of witness testimony, and how courts and arbitrators will apply the law. Disposition valuations are also subject to the uncertainty of how opposing parties and their counsel will view the relevant evidence, circumstances, and applicable law.
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

H&R Block, Inc. | 2025 Form 10-K	59

amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range.
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of June 30, 2025. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of June 30, 2025 and 2024 our total accrued liabilities were $6.2 million and $7.2 million, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of June 30, 2025, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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
We have received and are responding to certain governmental inquiries, class actions, and mass arbitrations relating to the IRS Free File Program and other aspects of our DIY tax preparation services, including the use of pixels. An accrual related to these matters is included in our loss contingency accrual.
We are from time to time a party to litigation, arbitration, and other loss contingencies not discussed herein arising out of our business operations. These matters may include actions by state attorneys general, other state regulators, federal regulators, individual claimants, and cases in which claimants seek to represent others who may be similarly situated.
While we cannot provide assurance that we will ultimately prevail in each instance, we believe the amount, if any, we are required to pay to discharge or settle these other matters will not have a material adverse impact on our business and our consolidated financial position, results of operations, and cash flows.

60	2025 Form 10-K | H&R Block, Inc.

NOTE 13: SEGMENT INFORMATION
We provide assisted and DIY tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded services and products, including those of our bank partners, to the general public primarily in the U.S., Canada and Australia. We report a single segment that includes all of our continuing operations. The majority of our revenues are from our U.S. tax services business.
The Company's Chief Operating Decision Maker (CODM) is our chief executive officer, who regularly reviews consolidated financial information to evaluate financial performance and allocate resources. Specifically, the CODM uses revenues, operating expenses, net income and EBITDA at a consolidated level, as key financial metrics in deciding how to reinvest to grow the business through our strategic imperatives of Block Experience, Financial Products and Small Business. These financial metrics are used by the CODM to make operating decisions and identify growth opportunities. The measure of segment assets is total consolidated assets as presented on the consolidated balance sheet.

H&R Block, Inc. | 2025 Form 10-K	61

The following table presents the significant revenue and expense categories included in the segment's net income from continuing operations as regularly provided to the CODM on a consolidated basis and then reconciled to net income for the years ended June 30, 2025 , 2024 and 2023:

Consolidated – Financial Results	(in 000s, except per share amounts)
Year ended June 30,	2025	2024	2023
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$2,413,229	$2,274,835	$2,167,138
Royalties	192,877	204,802	210,631
DIY tax preparation	383,738	349,812	314,758
Refund Transfers	137,526	142,249	143,310
Peace of Mind® Extended Service Plan	87,326	93,087	95,181
Tax Identity Shield®	29,920	33,386	38,265
Emerald Card® and SpruceSM	72,888	76,093	84,651
Interest and fee income on Emerald Advance®	28,958	40,933	47,554
International	246,993	247,123	235,131
Wave	109,222	96,472	90,314
Other	58,318	51,555	45,252
Total revenues	$3,760,995	$3,610,347	$3,472,185
Compensation and benefits:
Field wages	927,360	869,002	841,742
Other wages	306,999	298,819	273,850
Benefits and other compensation	250,729	228,723	220,530
	1,485,088	1,396,544	1,336,122
Occupancy	438,868	432,461	428,167
Marketing and advertising	285,800	277,747	286,255
Depreciation and amortization	116,827	121,784	130,501
Bad debt	74,584	91,523	60,401
Other	531,858	485,011	482,041
Total operating expenses	2,933,025	2,805,070	2,723,487
Other income (expense), net	31,546	36,125	35,492
Interest expense on borrowings	(78,113)	(79,080)	(72,978)
Income from continuing operations before income taxes	781,403	762,322	711,212
Income taxes	171,953	164,359	149,412
Segment net income from continuing operations	$609,450	$597,963	$561,800

Reconciliation of segment profit:
Reconciling items:
Net loss from discontinued operations	(3,677)	(2,646)	(8,100)
Net income	$605,773	$595,317	$553,700

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

62	2025 Form 10-K | H&R Block, Inc.

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
(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company's external auditors that audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended June 30, 2025, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is included under the caption "Information About Our Executive Officers" in Item 1 of this report on Form 10-K.
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after June 30, 2025, is incorporated herein by reference:
▪Information appearing under the heading "Proposal 1 – Election of Directors";

H&R Block, Inc. | 2025 Form 10-K	63

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
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2025, in the sections entitled "Director Compensation," "Director Compensation Table," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Risk Assessment in Compensation Programs," and "Executive Compensation," and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2025, in the sections entitled "Equity Compensation Plans" and "Information Regarding Security Holders," and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2025, in the sections entitled "Employment Agreements, Change in Control and Other Arrangements," "Review of Related Person Transactions," and "Corporate Governance," and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item relating to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2025, in the section entitled "Audit Fees," and is incorporated herein by reference.

64	2025 Form 10-K | H&R Block, Inc.

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

H&R Block, Inc. | 2025 Form 10-K	65

10.4	*
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

10.11	*	H&R Block Severance Plan, as amended and restated on May 5, 2025
10.12	*
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

10.21	*	Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on August 13, 2025.
10.22	*	Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on August 13, 2025.
10.25
Fourth Amended and Restated Credit and Guarantee Agreement dated June 11, 2021, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed June 15, 2021, file number 1-06089, is incorporated herein by reference.

66	2025 Form 10-K | H&R Block, Inc.

10.26
First Amendment to Fourth Amended and Restated Credit and Guarantee Agreement, dated May 25, 2023, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, including Annex I, which is a conformed copy of the Fourth Amended and Restated Credit and Guarantee Agreement as amended by the First Amendment, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed May 30, 2023, file number 1-06089, is incorporated herein by reference.

10.27
Fifth Amended and Restated Credit and Guarantee Agreement dated July 11, 2025 by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed July 15, 2025, file number 1-06089, is incorporated herein by reference.

10.28
Program Management Agreement, dated August 5, 2020, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2020, file number 1-06089, is incorporated herein by reference.

10.29
First Amendment to Program Management Agreement, dated December 20, 2021, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed December 23, 2021, file number 1-06089, is incorporated herein by reference.

10.30
Second Amendment to Program Management Agreement, dated October 20, 2023, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2023, file number 1-06089, is incorporated herein by reference.

10.31
Third Amendment to Program Management Agreement, dated April 1, 2024, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.30 to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2024, file number 1-06089, is incorporated herein by reference.

10.32
Fourth Amendment to Program Management Agreement, dated October 18, 2024, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on October 23, 2024, file number 1-06089, is incorporated herein by reference.

19.1		H&R Block, Inc. Insider Trading Policy
21		Subsidiaries of the Company.
22		List of Guarantor and Issuer Subsidiaries.
23		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
97		H&R Block, Inc. Policy for the Recovery of Erroneously Awarded Compensation
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Indicates management contracts, compensatory plans or arrangements.
** Furnished, not filed.

H&R Block, Inc. | 2025 Form 10-K	67

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
August 15, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on August 15, 2025.

/s/ Jeffrey J. Jones II	/s/ Tiffany L. Mason	/s/ Kellie J. Logerwell
Jeffrey J. Jones II	Tiffany L. Mason	Kellie J. Logerwell
President, Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer
and Director	(principal financial officer)	(principal accounting officer)
(principal executive officer)

/s/ Richard A. Johnson	/s/ Sean H. Cohan	/s/ Robert A. Gerard
Richard A. Johnson	Sean H. Cohan	Robert A. Gerard
Director, Chairman of the Board	Director	Director

/s/ Anuradha Gupta	/s/ Mia F. Mends	/s/ Victoria J. Reich
Anuradha Gupta	Mia F. Mends	Victoria J. Reich
Director	Director	Director

/s/ Matthew E. Winter
Matthew E. Winter
Director

68	2025 Form 10-K | H&R Block, Inc.