Form 10-Q
period 2025-09-30
H&R BLOCK INC
filed 2025-11-06
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on October 31, 2025: 126,425,305 shares.

Form 10-Q for the Period ended September 30, 2025

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS:	(unaudited, in 000s, except per share amounts)
	Three months ended September 30,
	2025	2024
REVENUES:
Service revenues	$192,111	$181,771
Royalty, product and other revenues	11,440	12,039
	203,551	193,810
OPERATING EXPENSES:
Costs of revenues	274,017	269,581
Selling, general and administrative	136,565	152,560
Total operating expenses	410,582	422,141

Other income (expense), net	8,102	11,917
Interest expense on borrowings	(17,402)	(15,847)
Loss from continuing operations before income tax benefit	(216,331)	(232,261)
Income tax benefit	(50,963)	(60,840)
Net loss from continuing operations	(165,368)	(171,421)
Net loss from discontinued operations, net of tax benefits of $135 and $345	(451)	(1,155)
NET LOSS	$(165,819)	$(172,576)
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.26)	$(1.23)
Discontinued operations	—	(0.01)
Consolidated	$(1.26)	$(1.24)
DIVIDENDS DECLARED PER SHARE	$0.42	$0.375
COMPREHENSIVE LOSS:
Net loss	$(165,819)	$(172,576)
Change in foreign currency translation adjustments	(9,308)	6,117
Other comprehensive income (loss)	(9,308)	6,117
Comprehensive loss	$(175,127)	$(166,459)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q1 FY2026 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	September 30, 2025	June 30, 2025
ASSETS
Cash and cash equivalents	$376,410	$983,277
Cash and cash equivalents - restricted	20,991	19,862
Receivables, less allowance for credit losses of $54,249 and $55,775	64,145	63,621
Prepaid expenses and other current assets	102,692	95,788
Total current assets	564,238	1,162,548
Property and equipment, at cost, less accumulated depreciation and amortization of $844,866 and $828,744	137,623	135,068
Operating lease right of use assets	499,910	521,215
Intangible assets, net	254,136	259,412
Goodwill	797,739	802,053
Deferred tax assets and income taxes receivable	300,251	317,691
Other noncurrent assets	67,425	65,911
Total assets	$2,621,322	$3,263,898
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$145,574	$144,046
Accrued salaries, wages and payroll taxes	62,231	107,375
Accrued income taxes and reserves for uncertain tax positions	156,449	296,244
Current portion of long-term debt	—	349,893
Operating lease liabilities	205,152	209,203
Deferred revenue and other current liabilities	170,145	191,849
Total current liabilities	739,551	1,298,610
Long-term debt and line of credit borrowings	1,734,962	1,143,305
Deferred tax liabilities and reserves for uncertain tax positions	310,722	306,134
Operating lease liabilities	306,000	322,847
Deferred revenue and other noncurrent liabilities	80,997	104,106
Total liabilities	3,172,232	3,175,002
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 156,506,438 and 164,367,434	1,565	1,644
Additional paid-in capital	757,981	766,998
Accumulated other comprehensive loss	(57,063)	(47,755)
Retained earnings (deficit)	(609,299)	12,061
Less treasury shares, at cost, of 30,085,317 and 30,420,033	(644,094)	(644,052)
Total stockholders' equity (deficiency)	(550,910)	88,896
Total liabilities and stockholders' equity	$2,621,322	$3,263,898

See accompanying notes to consolidated financial statements.

2	Q1 FY2026 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Three months ended September 30,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165,819)	$(172,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,922	28,831
Provision for credit losses	975	1,024
Deferred taxes	17,800	19,006
Stock-based compensation	6,173	8,727
Changes in assets and liabilities, net of acquisitions:
Receivables	262	1,029
Prepaid expenses, other current and noncurrent assets	7,530	8,836
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(59,094)	(66,017)
Deferred revenue, other current and noncurrent liabilities	(46,118)	(27,025)
Income tax receivables, accrued income taxes and income tax reserves	(147,233)	(129,397)
Other, net	(236)	(1,019)
Net cash used in operating activities	(356,838)	(328,581)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,188)	(18,735)
Payments made for business acquisitions, net of cash acquired	(5,069)	(5,901)
Franchise loans funded	(3,667)	(7,109)
Payments from franchisees	731	211
Other, net	267	5,140
Net cash used in investing activities	(20,926)	(26,394)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	245,000	—
Repayments of long-term debt	(350,000)	—
Proceeds from issuance of long-term debt	346,980	—
Dividends paid	(50,208)	(44,653)
Repurchase of common stock, including shares surrendered	(412,415)	(238,376)
Other, net	(4,382)	(1,421)
Net cash used in financing activities	(225,025)	(284,450)
Effects of exchange rate changes on cash	(2,949)	3,249
Net decrease in cash and cash equivalents, including restricted balances	(605,738)	(636,176)
Cash, cash equivalents and restricted cash, beginning of period	1,003,139	1,075,193
Cash, cash equivalents and restricted cash, end of period	$397,401	$439,017
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net (includes payments for purchased investment tax credits)	$78,339	$48,343
Interest paid on borrowings	28,471	19,792
Accrued additions to property and equipment	7,734	6,341
New operating right of use assets and related lease liabilities	37,885	21,861
Accrued dividends payable to common shareholders	54,343	52,307
Accrued purchase of common stock	—	7,131

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2026 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2025	164,367	$1,644	$766,998	$(47,755)	$12,061	(30,420)	$(644,052)	$88,896
Net loss	—	—	—	—	(165,819)	—	—	(165,819)
Other comprehensive loss	—	—	—	(9,308)	—	—	—	(9,308)
Stock-based compensation	—	—	6,172	—	—	—	—	6,172
Stock-based awards exercised or vested	—	—	(10,551)	—	(1,797)	579	12,255	(93)
Acquisition of treasury shares(2)	—	—	—	—	—	(244)	(12,297)	(12,297)
Repurchase and retirement of common shares	(7,861)	(79)	(4,638)	—	(399,401)	—	—	(404,118)
Cash dividends declared - $0.42 per share	—	—	—	—	(54,343)	—	—	(54,343)
Balances as of September 30, 2025	156,506	$1,565	$757,981	$(57,063)	$(609,299)	(30,085)	$(644,094)	$(550,910)

					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2024	170,916	$1,709	$762,583	$(48,845)	$12,654	(31,325)	$(637,507)	$90,594
Net loss	—	—	—	—	(172,576)	—	—	(172,576)
Other comprehensive income	—	—	—	6,117	—	—	—	6,117
Stock-based compensation	—	—	7,463	—	—	—	—	7,463
Stock-based awards exercised or vested	—	—	(23,990)	—	(2,611)	1,319	26,848	247
Acquisition of treasury shares(2)	—	—	—	—	—	(567)	(35,882)	(35,882)
Repurchase and retirement of common shares	(3,301)	(33)	(1,980)	—	(209,708)	—	—	(211,721)
Cash dividends declared - $0.375 per share	—	—	—	—	(52,307)	—	—	(52,307)
Balances as of September 30, 2024	167,615	$1,676	$744,076	$(42,728)	$(424,548)	(30,573)	$(646,541)	$(368,065)

(1) The balance of our accumulated other comprehensive loss consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

4	Q1 FY2026 Form 10-Q| H&R Block, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of September 30, 2025 and June 30, 2025, the consolidated statements of operations and comprehensive loss for the three months ended September 30, 2025 and 2024, the consolidated statements of cash flows for the three months ended September 30, 2025 and 2024, and the consolidated statements of stockholders' equity for the three months ended September 30, 2025 and 2024 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2025 and 2024 and for all periods presented, have been made.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc., to H&R Block, Inc. and its subsidiaries, or to H&R Block, Inc.'s operating subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our June 30, 2025 Annual Report on Form 10-K. All amounts presented herein as of June 30, 2025 or for the year then ended are derived from our Annual Report on Form 10-K.
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

H&R Block, Inc. |Q1 FY2026 Form 10-Q	5

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our United States (U.S.) tax services business. The following table disaggregates our U.S. revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

		(in 000s)
	Three months ended September 30,
	2025	2024
Revenues:
U.S. assisted tax preparation	$48,644	$42,963
U.S. royalties	5,849	5,852
U.S. DIY tax preparation	3,745	3,236
Refund Transfers	843	860
Peace of Mind® Extended Service Plan	23,509	23,097
Tax Identity Shield®	4,122	3,909
Emerald Card® and SpruceSM	7,852	8,826
Interest and fee income on Emerald Advance®	—	—
International	65,661	64,855
Wave	29,850	26,403
Other	13,476	13,809
Total revenues	$203,551	$193,810

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Three months ended September 30,	2025	2024	2025	2024
Balance, beginning of the period	$149,302	$156,610	$19,884	$20,212
Amounts deferred	1,534	1,563	8	15
Amounts recognized on previous deferrals	(26,955)	(27,450)	(3,461)	(3,629)
Balance, end of the period	$123,881	$130,723	$16,431	$16,598

As of September 30, 2025, deferred revenue related to POM was $123.9 million. We expect that $83.7 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of September 30, 2025 and 2024, Tax Identity Shield® (TIS) deferred revenue was $18.7 million and $17.7 million, respectively. Deferred revenue related to TIS was $22.6 million and $21.4 million as of June 30, 2025 and 2024, respectively. All deferred revenue related to TIS will be recognized by April 2026.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 2.7 million shares for both the three months ended September 30, 2025 and 2024, as the effect would be antidilutive due to the net loss from continuing operations during the periods.

6	Q1 FY2026 Form 10-Q| H&R Block, Inc.

The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended September 30,
	2025	2024
Net loss from continuing operations attributable to shareholders	$(165,368)	$(171,421)
Amounts allocated to participating securities	(262)	(229)
Net loss from continuing operations attributable to common shareholders	$(165,630)	$(171,650)

Basic weighted average common shares	131,387	139,154
Potential dilutive shares	—	—
Dilutive weighted average common shares	131,387	139,154

Loss per share from continuing operations attributable to common shareholders:
Basic	$(1.26)	$(1.23)
Diluted	(1.26)	(1.23)

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – We granted 0.8 million and 1.0 million shares, including adjustments for performance achievement and dividend equivalents, under our stock-based compensation plans during the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense of our continuing operations totaled $6.2 million and $8.7 million for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, unrecognized compensation cost for nonvested shares and units totaled $68.5 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	September 30, 2025		June 30, 2025
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$10,833	$16,526	$7,386	$16,402
Receivables for U.S. assisted and DIY tax preparation and related fees	12,594	6,392	15,896	6,361
H&R Block's Instant Refund® receivables	841	974	2,243	939
Emerald Advance®	13,100	24,169	13,899	22,816
Software receivables from retailers	338	—	2,582	—
Royalties and other receivables from franchisees	6,366	—	4,414	—
Wave payment processing receivables	1,936	—	1,533	—
Other	18,137	588	15,668	498
Total	$64,145	$48,649	$63,621	$47,016

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. Loans with a principal balance more than 90 days past due or on non-accrual status were $3.5 million and $3.1 million as of September 30, 2025 and June 30, 2025, respectively.

H&R Block, Inc. |Q1 FY2026 Form 10-Q	7

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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by tax return year of origination, as of September 30, 2025 are as follows:

		(in 000s)
Tax return year of origination	Balance	More Than 60 Days Past Due
2024	$2,237	$2,085
2023 and prior	657	657
	2,894	$2,742
Allowance	(1,079)
Net balance	$1,815

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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by fiscal year of origination, as of September 30, 2025 are as follows:

(in 000s)
Fiscal year of origination	Balance	Non-Accrual
2025	$34,444	$34,444
2024 and prior	22,488	22,488
	56,932	$56,932
Allowance	(19,663)
Net balance	$37,269

8	Q1 FY2026 Form 10-Q| H&R Block, Inc.

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for EA and all other short-term and long-term receivables for the three months ended September 30, 2025 and 2024 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2025	$19,663	$45,156	$64,819
Provision for credit losses	—	975	975
Charge-offs, recoveries and other	—	(1,365)	(1,365)
Balances as of September 30, 2025	$19,663	$44,766	$64,429
Balances as of July 1, 2024	$33,536	$45,327	$78,863
Provision for credit losses	—	1,024	1,024
Charge-offs, recoveries and other	—	(1,462)	(1,462)
Balances as of September 30, 2024	$33,536	$44,889	$78,425

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended September 30, 2025 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2025	$940,350	$(138,297)	$802,053
Acquisitions(1)	1,897	—	1,897
Disposals and foreign currency changes, net	(6,211)	—	(6,211)
Impairments	—	—	—
Balances as of September 30, 2025	$936,036	$(138,297)	$797,739

(1)    All goodwill added during the period is expected to be tax-deductible for federal income tax reporting.
We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block, Inc. |Q1 FY2026 Form 10-Q	9

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of September 30, 2025:
Reacquired franchise rights	$417,736	$(246,916)	$170,820
Customer relationships	356,998	(292,643)	64,355
Internally-developed software	120,434	(117,622)	2,812
Noncompete agreements	23,178	(20,405)	2,773
Purchased technology	68,100	(56,899)	11,201
Trade name	5,800	(3,625)	2,175
	$992,246	$(738,110)	$254,136
As of June 30, 2025:
Reacquired franchise rights	$415,700	$(243,330)	$172,370
Customer relationships	354,107	(287,067)	67,040
Internally-developed software	119,959	(117,604)	2,355
Noncompete agreements	23,070	(20,188)	2,882
Purchased technology	68,100	(55,655)	12,445
Trade name	5,800	(3,480)	2,320
	$986,736	$(727,324)	$259,412

We made payments to acquire businesses totaling $5.1 million and $5.9 million during the three months ended September 30, 2025 and 2024, respectively. The amounts and weighted-average lives of intangible assets acquired during the three months ended September 30, 2025, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Customer relationships	$3,043	5
Reacquired franchise rights	2,117	7
Internally-developed software	556	3
Noncompete agreements	127	5
Total	$5,843	6

Amortization of intangible assets for the three months ended September 30, 2025 was $11.1 million compared to $12.9 million for the three months ended September 30, 2024. Estimated amortization of intangible assets for fiscal years ending June 30, 2026, 2027, 2028, 2029, and 2030 is $42.6 million, $36.1 million, $27.8 million, $19.1 million and $9.4 million, respectively.

10	Q1 FY2026 Form 10-Q| H&R Block, Inc.

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	September 30, 2025	June 30, 2025
Senior Notes, 5.250%, due October 2025	$—	$350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Senior Notes, 5.375%, due September 2032	350,000	—
Committed line of credit borrowings	245,000	—
Debt issuance costs and discounts	(10,038)	(6,802)
Total long-term debt	1,734,962	1,493,198
Less: Current portion	—	(349,893)
Long-term portion	$1,734,962	$1,143,305
Estimated fair value of long-term debt	$1,698,000	$1,437,000

On August 26, 2025, we issued $350.0 million of 5.375% Senior Notes due September 15, 2032 (2032 Senior Notes). The 2032 Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. The net proceeds from the 2032 Senior Notes will be used for general corporate purposes, which includes, among other uses, the redemption of the $350.0 million in principal outstanding of our 5.250% notes due October 2025 (2025 Senior Notes). We redeemed our 2025 Senior Notes at 100% of the principal amount, plus accrued and unpaid interest, on September 19, 2025.
UNSECURED COMMITTED LINE OF CREDIT – On July 11, 2025, we entered into a Fifth Amended and Restated Credit and Guarantee Agreement (2025 CLOC), which amended and restated our Fourth Amended and Restated Credit and Guarantee Agreement, extended the scheduled maturity date to July 11, 2030, maintained the aggregate principal amount of $1.5 billion, and revised the interest rate table. All other material terms remain substantially unchanged from our previous CLOC.
The 2025 CLOC provides for an unsecured senior revolving credit facility in the aggregate principal amount of $1.5 billion, which includes a $175.0 million sublimit for swingline loans and a $50.0 million sublimit for standby letters of credit. We may request increases in the aggregate principal amount of the revolving credit facility of up to $500.0 million, subject to obtaining commitments from lenders and meeting certain other conditions. The 2025 CLOC will mature on July 11, 2030, unless extended pursuant to the terms of the 2025 CLOC, at which time all outstanding amounts thereunder will be due and payable. Our 2025 CLOC includes an annual facility fee, which will vary depending on our then current credit ratings.
The 2025 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the 2025 CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2025 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2025 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of September 30, 2025.

H&R Block, Inc. |Q1 FY2026 Form 10-Q	11

We had an outstanding balance of $245.0 million under our 2025 CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of September 30, 2025.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state, local, and foreign jurisdictions.
On July 4,2025, H.R. 1 was signed into law. The legislation did not have a material impact on our tax benefit for the three months ended September 30, 2025, and we do not expect it to materially change our effective income tax rate for the fiscal year ending June 30, 2026.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 23.6% and 26.2% for the three months ended September 30, 2025 and 2024, respectively.
Consistent with prior years, our pretax loss for the three months ended September 30, 2025 is expected to be offset by income in our third and fourth quarters due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the three months ended September 30, 2025 reflects management’s estimate of the annual effective tax rate applied to year-to-date loss from continued operations adjusted for the tax impact of discrete items for the periods presented.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Our U.S. and Canadian businesses offer our 100% accuracy guarantee. Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. Similarly, DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client (up to a maximum of $10,000 in the U.S.) if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $10.4 million and $11.4 million as of September 30, 2025 and June 30, 2025, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $30.6 million and $29.6 million as of September 30, 2025 and June 30, 2025 respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short-term lines of credit for the purpose of meeting their seasonal working capital needs. Our total obligation under these lines of credit was $13.2 million at September 30, 2025, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $8.1 million.
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

12	Q1 FY2026 Form 10-Q| H&R Block, Inc.

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of September 30, 2025. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Our accrued liabilities were $6.8 million and $6.2 million as of September 30, 2025 and June 30, 2025, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of September 30, 2025, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

H&R Block, Inc. |Q1 FY2026 Form 10-Q	13

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
NOTE 10: SEGMENT INFORMATION
We provide assisted and DIY tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded services and products, including those of our bank partners, to the general public primarily in the U.S., Canada and Australia. Tax returns are prepared by H&R Block tax professionals in one of our company-owned or franchise offices, virtually or via an online review, or they are prepared and filed by our clients through our DIY tax solutions. We also offer small business solutions through our company-owned and franchise offices (including in-person, online and virtual) and online through Wave. We report a single segment that includes all of our continuing operations. The majority of our revenues are from our U.S. tax services business.
The Company's Chief Operating Decision Maker (CODM) is our chief executive officer, who regularly reviews consolidated financial information to evaluate financial performance and allocate resources. Specifically, the CODM uses revenues, operating expenses, net income and EBITDA at a consolidated level, as key financial metrics in deciding how to reinvest to grow the business. These financial metrics are used by the CODM to make operating decisions and identify growth opportunities. The measure of segment assets is total consolidated assets as presented on the consolidated balance sheet.
The following table presents the significant revenue and expense categories included in the segment's net income from continuing operations as regularly provided to the CODM on a consolidated basis and then reconciled to net income for the three months ended September 30, 2025 and 2024.

14	Q1 FY2026 Form 10-Q| H&R Block, Inc.

Consolidated – Financial Results	(in 000s, except per share amounts)
Three months ended September 30,	2025	2024
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$48,644	$42,963
Royalties	5,849	5,852
DIY tax preparation	3,745	3,236
Refund Transfers	843	860
Peace of Mind® Extended Service Plan	23,509	23,097
Tax Identity Shield®	4,122	3,909
Emerald Card® and SpruceSM	7,852	8,826
Interest and fee income on Emerald Advance®	—	—
International	65,661	64,855
Wave	29,850	26,403
Other	13,476	13,809
Total revenues	$203,551	$193,810
Compensation and benefits:
Field wages	69,715	68,094
Other wages	79,279	77,335
Benefits and other compensation	36,662	38,754
	185,656	184,183
Occupancy	102,796	101,318
Marketing and advertising	8,342	9,972
Depreciation and amortization	28,922	28,831
Bad debt	2,205	2,730
Other	82,661	95,107
Total operating expenses	410,582	422,141
Other income (expense), net	8,102	11,917
Interest expense on borrowings	(17,402)	(15,847)
Loss from continuing operations before income taxes	(216,331)	(232,261)
Income tax benefit	(50,963)	(60,840)
Segment net income from continuing operations	(165,368)	(171,421)

Reconciliation of segment profit:
Reconciling items:
Net loss from discontinued operations	(451)	(1,155)
Net loss	$(165,819)	$(172,576)

H&R Block, Inc. |Q1 FY2026 Form 10-Q	15

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENT DEVELOPMENTS
On July 11, 2025, we entered into a Fifth Amended and Restated Credit and Guarantee Agreement (2025 CLOC), which amended and restated our Fourth Amended and Restated Credit and Guarantee Agreement, extended the scheduled maturity date to July 11, 2030, maintained the aggregate principal amount of $1.5 billion, and revised the interest rate table. All other material terms remain substantially unchanged from the Fourth Amended and Restated Credit and Guarantee Agreement. See our Current Report on Form 8-K filed on July 15, 2025 for additional information.
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
On August 13, 2025, Kellie J. Logerwell notified H&R Block, Inc. (the “Company”) of her intention to retire as the Company’s Vice President and Chief Accounting Officer, effective as of October 24, 2025. Ms. Logerwell was succeeded as principal accounting officer by April M. Wasleski, who most-recently served as the Company’s Director of Accounting and whose appointment as Vice President and Chief Accounting Officer became effective October 24, 2025. See our Current Report on Form 8-K filed on August 15, 2025 for more information.
On August 26, 2025, we issued $350.0 million of 5.375% Senior Notes due September 15, 2032 (2032 Senior Notes). The 2032 Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. The net proceeds from the 2032 Senior Notes will be used for general corporate purposes, which includes, among other uses, the redemption of the $350.0 million in principal outstanding of our 5.250% notes due October 2025 (2025 Senior Notes). We redeemed our 2025 Senior Notes at 100% of the principal amount, plus accrued and unpaid interest, on September 19, 2025.

RESULTS OF OPERATIONS
Our subsidiaries provide assisted and do-it-yourself (DIY) tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our bank partners, to the general public primarily in the United States (U.S.), Canada and Australia. Tax returns are prepared by H&R Block tax professionals in one of our company-owned or franchise offices, virtually or via an online review, or they are prepared and filed by our clients through our DIY tax solutions. We also offer small business solutions through our company-owned and franchise offices (including in-person, online and virtual) and online through Wave. We report a single segment that includes all of our continuing operations.

16	Q1 FY2026 Form 10-Q| H&R Block, Inc.

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended September 30,	2025	2024	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$48,644	$42,963	$5,681	13.2%
Royalties	5,849	5,852	(3)	(0.1)%
DIY tax preparation	3,745	3,236	509	15.7%
Refund Transfers	843	860	(17)	(2.0)%
Peace of Mind® Extended Service Plan	23,509	23,097	412	1.8%
Tax Identity Shield®	4,122	3,909	213	5.4%
Other	13,476	13,809	(333)	(2.4)%
Total U.S. tax preparation and related services	100,188	93,726	6,462	6.9%
Financial services:
Emerald Card® and SpruceSM	7,852	8,826	(974)	(11.0)%
Interest and fee income on Emerald Advance®	—	—	—	**
Total financial services	7,852	8,826	(974)	(11.0)%
International	65,661	64,855	806	1.2%
Wave	29,850	26,403	3,447	13.1%
Total revenues	$203,551	$193,810	$9,741	5.0%
Compensation and benefits:
Field wages	69,715	68,094	(1,621)	(2.4)%
Other wages	79,279	77,335	(1,944)	(2.5)%
Benefits and other compensation	36,662	38,754	2,092	5.4%
	185,656	184,183	(1,473)	(0.8)%
Occupancy	102,796	101,318	(1,478)	(1.5)%
Marketing and advertising	8,342	9,972	1,630	16.3%
Depreciation and amortization	28,922	28,831	(91)	(0.3)%
Bad debt	2,205	2,730	525	19.2%
Other	82,661	95,107	12,446	13.1%
Total operating expenses	410,582	422,141	11,559	2.7%
Other income (expense), net	8,102	11,917	(3,815)	(32.0)%
Interest expense on borrowings	(17,402)	(15,847)	(1,555)	(9.8)%
Pretax loss	(216,331)	(232,261)	15,930	6.9%
Income tax benefit	(50,963)	(60,840)	(9,877)	(16.2)%
Net loss from continuing operations	(165,368)	(171,421)	6,053	3.5%
Net loss from discontinued operations	(451)	(1,155)	704	61.0%
Net loss	$(165,819)	$(172,576)	$6,757	3.9%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.26)	$(1.23)	$(0.03)	(2.4)%
Discontinued operations	—	(0.01)	0.01	100.0%
Consolidated	$(1.26)	$(1.24)	$(0.02)	(1.6)%
Adjusted diluted EPS(1)	$(1.20)	$(1.17)	$(0.03)	(2.6)%
EBITDA (1)	$(170,007)	$(187,583)	$17,576	9.4%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. |Q1 FY2026 Form 10-Q	17

Three months ended September 30, 2025 compared to September 30, 2024
Revenues increased $9.7 million, or 5.0%, from the prior year. U.S. assisted tax preparation revenues increased $5.7 million, or 13.2%, due to an increase in net average charge and company-owned tax return volumes in the current year.
Wave revenues increased $3.4 million, or 13.1%, due to higher accounting, invoicing, and receipts subscriptions and small business payment processing volumes.
Total operating expenses decreased $11.6 million, or 2.7%, from the prior year. Field wages increased $1.6 million, or 2.4%, due to higher preseason and tax professional wages in the current year. Other wages increased $1.9 million, or 2.5% due to higher corporate wages due to salary increases. Benefits and other compensation decreased $2.1 million, or 5.4% primarily due to lower stock-based compensation expense. Occupancy expense increased $1.5 million, or 1.5%, primarily due to higher lease expenses. Marketing and advertising expense decreased $1.6 million, or 16.3%, due to higher vendor refunds for expired customer incentives and lower online advertising.
Other operating expenses decreased $12.4 million, or 13.1%. The components of other expenses are as follows:

				(in 000s)
Three months ended September 30,	2025	2024	$ Change	% Change
Consulting and outsourced services	$13,157	$15,444	$2,287	14.8%
Bank partner fees	(334)	47	381	**
Client claims and refunds	5,445	5,944	499	8.4%
Employee and travel expenses	5,673	6,117	444	7.3%
Technology-related expenses	26,349	24,501	(1,848)	(7.5)%
Credit card/bank charges	19,377	18,149	(1,228)	(6.8)%
Insurance	2,680	3,544	864	24.4%
Legal fees and settlements	3,462	14,462	11,000	76.1%
Supplies	3,099	2,907	(192)	(6.6)%
Other	3,753	3,992	239	6.0%
	$82,661	$95,107	$12,446	13.1%

Consulting and outsourced services expense decreased $2.3 million, or 14.8%, due to lower call center expenses. Technology-related expenses increased by $1.8 million, or 7.5%, due to higher cloud-related technology spend. Legal expenses decreased $11.0 million primarily due to lower outside legal counsel spend in the current year.
We recorded an income tax benefit of $51.0 million in the current year compared to $60.8 million in the prior year. The effective tax rate for the three months ended September 30, 2025, and 2024 was 23.6% and 26.2%, respectively.
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

18	Q1 FY2026 Form 10-Q| H&R Block, Inc.

January. We typically have relied on available cash balances from the prior tax season and borrowings to meet liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of September 30, 2025 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the three months ended September 30, 2025 and 2024. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Three months ended September 30,	2025	2024
Net cash provided by (used in):
Operating activities	$(356,838)	$(328,581)
Investing activities	(20,926)	(26,394)
Financing activities	(225,025)	(284,450)
Effects of exchange rates on cash	(2,949)	3,249
Net decrease in cash and cash equivalents, including restricted balances	$(605,738)	$(636,176)

Operating Activities. Cash used in operations totaled $356.8 million for the three months ended September 30, 2025 compared to $328.6 million in the prior year period. The increase is primarily due to changes in accrued income taxes and other current liabilities, partially offset by a lower net loss.
Investing Activities. Cash used in investing activities totaled $20.9 million for the three months ended September 30, 2025 compared to $26.4 million in the prior year period. The decrease is primarily due to lower capital expenditures.
Financing Activities. Cash used in financing activities totaled $225.0 million for the three months ended September 30, 2025 compared to $284.5 million in the prior year period. The change is primarily due to proceeds from line of credit borrowings partially offset by higher repurchases of common stock.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $50.2 million and $44.7 million for the three months ended September 30, 2025 and 2024, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
During the three months ended September 30, 2025, we repurchased $400.1 million of our common stock at an average price of $50.90 per share, excluding excise taxes in connection with such repurchases. In the prior year period, we repurchased $209.6 million of our common stock at an average price of $63.51 per share, excluding excise taxes in connection with such repurchases. Our current share repurchase program has remaining authorization of $700.0 million and does not have an expiration date.
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
    Capital Investment. Capital expenditures totaled $13.2 million and $18.7 million for the three months ended September 30, 2025 and 2024, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses

H&R Block, Inc. |Q1 FY2026 Form 10-Q	19

totaling $5.1 million and $5.9 million during the three months ended September 30, 2025 and 2024, respectively. See Item 1, note 5 for additional information on our acquisitions.
FINANCING RESOURCES – The 2025 CLOC has capacity up to $1.5 billion and is scheduled to expire in July 2030. Proceeds under the 2025 CLOC may be used for working capital needs or for other general corporate purposes. We had an outstanding balance of $245.0 million under our 2025 CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of September 30, 2025.
On August 26, 2025, we issued the 2032 Senior Notes. We intend to use the net proceeds from the 2032 Senior Notes for general corporate purposes, which may include, among other uses, redeeming the 2025 Senior Notes. We redeemed our 2025 Senior Notes at 100% of the principal amount, plus accrued and unpaid interest, on September 19, 2025.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of September 30, 2025 and June 30, 2025:

As of	September 30, 2025			June 30, 2025
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable

Other than described above, there have been no material changes in our borrowings from those reported as of June 30, 2025 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of September 30, 2025, we held cash and cash equivalents, excluding restricted amounts, of $376.4 million, including $213.1 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of September 30, 2025.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $2.9 million during the three months ended September 30, 2025 and in an increase of $3.2 million during the three months ended September 30, 2024.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – Except as described in Recent Developments related to the 2025 CLOC, the 2032 Senior Notes issuance and the 2025 Senior Notes redemption, there have been no other material changes in our contractual obligations and commercial commitments from those reported in our June 30, 2025 Annual Report on Form 10-K.
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

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	September 30, 2025	June 30, 2025
Current assets	$40,457	$38,254
Noncurrent assets	2,066,122	1,836,847
Current liabilities	75,409	432,139
Noncurrent liabilities	1,741,597	1,148,806

20	Q1 FY2026 Form 10-Q| H&R Block, Inc.

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Three months ended September 30, 2025	Twelve months ended June 30, 2025
Total revenues	$8,766	$126,240
Income from continuing operations before income taxes	8,687	58,596
Net income from continuing operations	6,672	45,120
Net income	6,221	41,443

The table above reflects $2.0 billion and $1.8 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of September 30, 2025 and June 30, 2025, respectively.
REGULATORY ENVIRONMENT
There have been no material changes in our regulatory environment from what was reported in our June 30, 2025 Annual Report on Form 10-K.
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
The following is a reconciliation of net loss to EBITDA from continuing operations, which is a non-GAAP financial measure:

		(in 000s)
	Three months ended September 30,
	2025	2024
Net loss - as reported	$(165,819)	$(172,576)
Discontinued operations, net	451	1,155
Net loss from continuing operations - as reported	(165,368)	(171,421)
Add back:
Income tax benefit	(50,963)	(60,840)
Interest expense	17,402	15,847
Depreciation and amortization	28,922	28,831
	(4,639)	(16,162)
EBITDA from continuing operations	$(170,007)	$(187,583)

H&R Block, Inc. |Q1 FY2026 Form 10-Q	21

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
	Three months ended September 30,
	2025	2024
Net loss from continuing operations - as reported	$(165,368)	$(171,421)
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	10,979	11,128
Tax effect of adjustments (1)	(2,792)	(2,645)
Adjusted net loss from continuing operations	$(157,181)	$(162,938)
Diluted loss per share from continuing operations - as reported	$(1.26)	$(1.23)
Adjustments, net of tax	0.06	0.06
Adjusted diluted loss per share from continuing operations	$(1.20)	$(1.17)

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
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay

22	Q1 FY2026 Form 10-Q| H&R Block, Inc.

particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Estimates" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported in our June 30, 2025 Annual Report on Form 10-K.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported in our June 30, 2025 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended September 30, 2025 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	—	$56.02	—	$1,100,000
August 1 - August 31	4,278	$50.82	4,034	$894,919
September 1 - September 30	3,827	$50.95	3,827	$700,000
	8,105	$50.88	7,861

(1)We purchased approximately 244 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)On August 15, 2024, we announced that our Board of Directors approved a $1.5 billion share repurchase program. The repurchase program does not have an expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

H&R Block, Inc. |Q1 FY2026 Form 10-Q	23

ITEM 5.    OTHER INFORMATION
Director and Section 16 Officer Trading Arrangements
During the three months ended September 30, 2025, no director or Section 16 officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.    EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

4.1
Fifth Supplemental Indenture, dated August 26, 2025, among H&R Block, Inc., Block Financial LLC (formerly known as Block Financial Corporation), Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and U.S. Bank Trust Company, National Association, as separate and successor trustee, filed as Exhibit 4.1 to the Company's current report on Form 8-K filed August 26, 2025, file number 1-06089, is incorporated herein by reference.

4.2
Officers' Certificate, dated August 26, 2025, of Block Financial LLC (including the Form of the 5.375% Notes due 2032), filed as Exhibit 4.2 to the Company's current report on Form 8-K filed August 26, 2025, file number 1-06089, is incorporated by reference.

10.1
Transition and Strategic Advisor Agreement dated August 9, 2025, among H&R Block, Inc., HRB Professional Resources LLC, and Jeffrey J. Jones II, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on August 11, 2025, file number 1-06089, is incorporated herein by reference.

10.2
Offer Letter dated August 9, 2025, among H&R Block, Inc., HRB Professional Resources LLC, and Curtis A. Campbell, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed on August 11, 2025, file number 1-06089, is incorporated herein by reference.

10.3	Form of 2018 Long Term Incentive Plan Award Agreement for Director Restricted Share Units, as approved on September 16, 2025.
22	List of Guarantor and Issuer Subsidiaries, filed as Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, file number 1-06089, is incorporated herein by reference.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

24	Q1 FY2026 Form 10-Q| H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Jeffrey J. Jones II
Jeffrey J. Jones II
President and Chief Executive Officer
November 6, 2025

/s/ Tiffany L. Mason
Tiffany L. Mason
Chief Financial Officer
November 6, 2025

/s/ April M. Wasleski
April M. Wasleski
Chief Accounting Officer
November 6, 2025

H&R Block, Inc. |Q1 FY2026 Form 10-Q	25