Form 10-Q
period 2025-12-31
H&R BLOCK INC
filed 2026-02-05
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on January 30, 2026: 126,759,738 shares.

Form 10-Q for the Period ended December 31, 2025

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS:			(unaudited, in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
REVENUES:
Service revenues	$167,779	$152,968	$359,890	$334,739
Royalty, product and other revenues	31,086	26,102	42,526	38,141
	198,865	179,070	402,416	372,880
OPERATING EXPENSES:
Costs of revenues	339,919	314,209	613,936	583,790
Selling, general and administrative	157,825	158,152	294,390	310,712
Total operating expenses	497,744	472,361	908,326	894,502

Other income (expense), net	3,034	2,744	11,136	14,661
Interest expense on borrowings	(23,378)	(21,752)	(40,780)	(37,599)
Loss from continuing operations before income tax benefit	(319,223)	(312,299)	(535,554)	(544,560)
Income tax benefit	(77,657)	(69,833)	(128,620)	(130,673)
Net loss from continuing operations	(241,566)	(242,466)	(406,934)	(413,887)
Net loss from discontinued operations, net of tax benefits of $178, $286, $313, and $631	(600)	(954)	(1,051)	(2,109)
NET LOSS	$(242,166)	$(243,420)	$(407,985)	$(415,996)
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.91)	$(1.79)	$(3.16)	$(3.02)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Consolidated	$(1.92)	$(1.80)	$(3.17)	$(3.03)
DIVIDENDS DECLARED PER SHARE	$0.42	$0.375	$0.84	$0.75
COMPREHENSIVE LOSS:
Net loss	$(242,166)	$(243,420)	$(407,985)	$(415,996)
Change in foreign currency translation adjustments	5,725	(29,034)	(3,583)	(22,917)
Other comprehensive income (loss)	5,725	(29,034)	(3,583)	(22,917)
Comprehensive loss	$(236,441)	$(272,454)	$(411,568)	$(438,913)

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q2 FY2026 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	December 31, 2025	June 30, 2025
ASSETS
Cash and cash equivalents	$349,194	$983,277
Cash and cash equivalents - restricted	19,662	19,862
Receivables, less allowance for credit losses of $21,173 and $55,775	352,480	63,621
Prepaid expenses and other current assets	120,442	95,788
Total current assets	841,778	1,162,548
Property and equipment, at cost, less accumulated depreciation and amortization of $864,506 and $828,744	149,554	135,068
Operating lease right of use assets	488,082	521,215
Intangible assets, net	271,054	259,412
Goodwill	815,618	802,053
Deferred tax assets and income taxes receivable	300,074	317,691
Other noncurrent assets	63,850	65,911
Total assets	$2,930,010	$3,263,898
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$145,801	$144,046
Accrued salaries, wages and payroll taxes	74,262	107,375
Accrued income taxes and reserves for uncertain tax positions	44,897	296,244
Current portion of long-term debt	—	349,893
Operating lease liabilities	200,653	209,203
Deferred revenue and other current liabilities	189,216	191,849
Total current liabilities	654,829	1,298,610
Long-term debt and line of credit borrowings	2,435,379	1,143,305
Deferred tax liabilities and reserves for uncertain tax positions	298,986	306,134
Operating lease liabilities	299,003	322,847
Deferred revenue and other noncurrent liabilities	64,891	104,106
Total liabilities	3,753,088	3,175,002
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 156,506,438 and 164,367,434	1,565	1,644
Additional paid-in capital	768,531	766,998
Accumulated other comprehensive loss	(51,338)	(47,755)
Retained earnings (deficit)	(904,840)	12,061
Less treasury shares, at cost, of 29,747,783 and 30,420,033	(636,996)	(644,052)
Total stockholders' equity (deficiency)	(823,078)	88,896
Total liabilities and stockholders' equity	$2,930,010	$3,263,898

See accompanying notes to consolidated financial statements.

2	Q2 FY2026 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Six months ended December 31,	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(407,985)	$(415,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,923	58,026
Provision for credit losses	21,144	20,727
Deferred taxes	18,723	(1,531)
Stock-based compensation	13,799	17,945
Changes in assets and liabilities, net of acquisitions:
Receivables	(300,004)	(262,348)
Prepaid expenses, other current and noncurrent assets	(2,290)	2,588
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(44,968)	(76,806)
Deferred revenue, other current and noncurrent liabilities	(49,863)	(45,170)
Income tax receivables, accrued income taxes and income tax reserves	(276,943)	(192,340)
Other, net	(1,324)	(733)
Net cash used in operating activities	(970,788)	(895,638)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,735)	(49,115)
Payments made for business acquisitions, net of cash acquired	(35,366)	(28,017)
Franchise loans funded	(15,051)	(17,442)
Payments from franchisees	6,016	971
Other, net	1,211	6,110
Net cash used in investing activities	(91,925)	(87,493)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(30,000)	(100,000)
Proceeds from line of credit borrowings	975,000	890,000
Repayments of long-term debt	(350,000)	—
Proceeds from issuance of long-term debt	346,980	—
Dividends paid	(104,551)	(96,960)
Repurchase of common stock, including shares surrendered	(412,645)	(436,233)
Other, net	4,752	1,791
Net cash provided by financing activities	429,536	258,598
Effects of exchange rate changes on cash	(1,106)	(9,136)
Net decrease in cash and cash equivalents, including restricted balances	(634,283)	(733,669)
Cash, cash equivalents and restricted cash, beginning of period	1,003,139	1,075,193
Cash, cash equivalents and restricted cash, end of period	$368,856	$341,524
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net (includes payments for purchased investment tax credits)	$129,250	$62,290
Interest paid on borrowings	35,135	33,412
Accrued additions to property and equipment	3,117	3,798
New operating right of use assets and related lease liabilities	85,455	47,135
Accrued dividends payable to common shareholders	53,215	50,176

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q2 FY2026 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2025	164,367	$1,644	$766,998	$(47,755)	$12,061	(30,420)	$(644,052)	$88,896
Net loss	—	—	—	—	(165,819)	—	—	(165,819)
Other comprehensive loss	—	—	—	(9,308)	—	—	—	(9,308)
Stock-based compensation	—	—	6,172	—	—	—	—	6,172
Stock-based awards exercised or vested	—	—	(10,551)	—	(1,797)	579	12,255	(93)
Acquisition of treasury shares(2)	—	—	—	—	—	(244)	(12,297)	(12,297)
Repurchase and retirement of common shares	(7,861)	(79)	(4,638)	—	(399,401)	—	—	(404,118)
Cash dividends declared - $0.42 per share	—	—	—	—	(54,343)	—	—	(54,343)
Balances as of September 30, 2025	156,506	$1,565	$757,981	$(57,063)	$(609,299)	(30,085)	$(644,094)	$(550,910)
Net loss	—	—	—	—	(242,166)	—	—	(242,166)
Other comprehensive income	—	—	—	5,725	—	—	—	5,725
Stock-based compensation	—	—	7,625	—	—	—	—	7,625
Stock-based awards exercised or vested	—	—	2,925	—	(160)	342	7,328	10,093
Acquisition of treasury shares(2)	—	—	—	—	—	(5)	(230)	(230)
Cash dividends declared - $0.42 per share	—	—	—	—	(53,215)	—	—	(53,215)
Balances as of December 31, 2025	156,506	$1,565	$768,531	$(51,338)	$(904,840)	(29,748)	$(636,996)	$(823,078)

4	Q2 FY2026 Form 10-Q| H&R Block, Inc.

					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2024	170,916	$1,709	$762,583	$(48,845)	$12,654	(31,325)	$(637,507)	$90,594
Net loss	—	—	—	—	(172,576)	—	—	(172,576)
Other comprehensive income	—	—	—	6,117	—	—	—	6,117
Stock-based compensation	—	—	7,463	—	—	—	—	7,463
Stock-based awards exercised or vested	—	—	(23,990)	—	(2,611)	1,319	26,848	247
Acquisition of treasury shares(2)	—	—	—	—	—	(567)	(35,882)	(35,882)
Repurchase and retirement of common shares	(3,301)	(33)	(1,980)	—	(209,708)	—	—	(211,721)
Cash dividends declared - $0.375 per share	—	—	—	—	(52,307)	—	—	(52,307)
Balances as of September 30, 2024	167,615	$1,676	$744,076	$(42,728)	$(424,548)	(30,573)	$(646,541)	$(368,065)
Net loss	—	—	—	—	(243,420)	—	—	(243,420)
Other comprehensive loss	—	—	—	(29,034)	—	—	—	(29,034)
Stock-based compensation	—	—	9,156	—	—	—	—	9,156
Stock-based awards exercised or vested	—	—	810	—	(245)	54	1,144	1,709
Acquisition of treasury shares(2)	—	—	—	—	—	(4)	(253)	(253)
Repurchase and retirement of common shares	(3,248)	(32)	(1,949)	—	(190,396)	—	—	(192,377)
Cash dividends declared - $0.375 per share	—	—	—	—	(50,176)	—	—	(50,176)
Balances as of December 31, 2024	164,367	$1,644	$752,093	$(71,762)	$(908,785)	(30,523)	$(645,650)	$(872,460)

(1) The balance of our accumulated other comprehensive loss consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q2 FY2026 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of December 31, 2025 and June 30, 2025, the consolidated statements of operations and comprehensive loss for the three and six months ended December 31, 2025 and 2024, the consolidated statements of cash flows for the six months ended December 31, 2025 and 2024, and the consolidated statements of stockholders' equity for the three and six months ended December 31, 2025 and 2024 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of December 31, 2025 and 2024 and for all periods presented, have been made.
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

6	Q2 FY2026 Form 10-Q| H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our United States (U.S.) tax services business. The following table disaggregates our U.S. revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

				(in 000s)
	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Revenues:
U.S. assisted tax preparation	$55,919	$48,380	$104,563	$91,343
U.S. royalties	5,108	3,499	10,957	9,351
U.S. DIY tax preparation	16,807	13,744	20,552	16,980
Refund Transfers	638	637	1,481	1,497
Peace of Mind® Extended Service Plan	16,231	16,145	39,740	39,242
Tax Identity Shield®	4,244	4,013	8,366	7,922
Emerald Card® and SpruceSM	9,124	10,148	16,976	18,974
Interest and fee income on Emerald Advance®	13,446	12,308	13,446	12,308
International	34,718	31,811	100,379	96,666
Wave	29,785	26,561	59,635	52,964
Other	12,845	11,824	26,321	25,633
Total revenues	$198,865	$179,070	$402,416	$372,880

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Six months ended December 31,	2025	2024	2025	2024
Balance, beginning of the period	$149,302	$156,610	$19,884	$20,212
Amounts deferred	3,704	3,209	8	15
Amounts recognized on previous deferrals	(45,310)	(46,962)	(5,789)	(6,092)
Balance, end of the period	$107,696	$112,857	$14,103	$14,135

As of December 31, 2025, deferred revenue related to POM was $107.7 million. We expect that $80.2 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of December 31, 2025 and 2024, Tax Identity Shield® (TIS) deferred revenue was $14.9 million and $14.1 million, respectively. Deferred revenue related to TIS was $22.6 million and $21.4 million as of June 30, 2025 and 2024, respectively. All deferred revenue related to TIS will be recognized by April 2026.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 2.4 million shares for the three and six months ended December 31, 2025 and 2.7 million

H&R Block, Inc. |Q2 FY2026 Form 10-Q	7

shares for the three and six months ended December 31, 2024, as the effect would be antidilutive due to the net loss from continuing operations during the periods.
The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Net loss from continuing operations attributable to shareholders	$(241,566)	$(242,466)	$(406,934)	$(413,887)
Amounts allocated to participating securities	(278)	(240)	(540)	(469)
Net loss from continuing operations attributable to common shareholders	$(241,844)	$(242,706)	$(407,474)	$(414,356)

Basic weighted average common shares	126,566	135,563	128,976	137,359
Potential dilutive shares	—	—	—	—
Dilutive weighted average common shares	126,566	135,563	128,976	137,359

Loss per share from continuing operations attributable to common shareholders:
Basic	$(1.91)	$(1.79)	$(3.16)	$(3.02)
Diluted	(1.91)	(1.79)	(3.16)	(3.02)

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – We granted 0.9 million and 1.1 million shares, including adjustments for performance achievement and dividend equivalents, under our stock-based compensation plans during the six months ended December 31, 2025 and 2024, respectively. Stock-based compensation expense of our continuing operations totaled $7.6 million and $13.8 million for the three and six months ended December 31, 2025, respectively, and $9.2 million and $17.9 million for the three and six months ended December 31, 2024, respectively. As of December 31, 2025, unrecognized compensation cost for nonvested shares and units totaled $62.9 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	December 31, 2025		June 30, 2025
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$19,476	$14,773	$7,386	$16,402
Receivables for U.S. assisted and DIY tax preparation and related fees	11,157	6,696	15,896	6,361
H&R Block's Instant Refund® receivables	442	1,097	2,243	939
Emerald Advance®	287,316	24,081	13,899	22,816
Software receivables from retailers	2,409	—	2,582	—
Royalties and other receivables from franchisees	6,658	—	4,414	—
Wave payment processing receivables	7,513	—	1,533	—
Other	17,509	633	15,668	498
Total	$352,480	$47,280	$63,621	$47,016

8	Q2 FY2026 Form 10-Q| H&R Block, Inc.

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. Loans with a principal balance more than 90 days past due or on non-accrual status were $3.0 million and $3.1 million as of December 31, 2025 and June 30, 2025, respectively.
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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by tax return year of origination, as of December 31, 2025 are as follows:

		(in 000s)
Tax return year of origination	Balance	More Than 60 Days Past Due
2024	$978	$918
2023 and prior	561	561
	1,539	$1,479
Allowance	—
Net balance	$1,539

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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by fiscal year of origination, as of December 31, 2025 are as follows:

(in 000s)
Fiscal year of origination	Balance	Non-Accrual
2026	$294,761	$—
2025 and prior	36,529	36,529
	331,290	$36,529
Allowance	(19,893)
Net balance	$311,397

H&R Block, Inc. |Q2 FY2026 Form 10-Q	9

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for EA and all other short-term and long-term receivables for the six months ended December 31, 2025 and 2024 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2025	$19,663	$45,156	$64,819
Provision for credit losses	19,893	1,251	21,144
Charge-offs, recoveries and other	(19,663)	(44,627)	(64,290)
Balances as of December 31, 2025	$19,893	$1,780	$21,673
Balances as of July 1, 2024	$33,536	$45,327	$78,863
Provision for credit losses	19,109	1,618	20,727
Charge-offs, recoveries and other	(33,536)	(45,552)	(79,088)
Balances as of December 31, 2024	$19,109	$1,393	$20,502

For the six months ended December 31, 2025, there were $19.7 million of gross charge-offs related to EAs which were originated in fiscal year 2025.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the six months ended December 31, 2025 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2025	$940,350	$(138,297)	$802,053
Acquisitions(1)	15,720	—	15,720
Disposals and foreign currency changes, net	(2,155)	—	(2,155)
Impairments	—	—	—
Balances as of December 31, 2025	$953,915	$(138,297)	$815,618

(1)    All goodwill added during the period is expected to be tax-deductible for federal income tax reporting.
We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

10	Q2 FY2026 Form 10-Q| H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of December 31, 2025:
Reacquired franchise rights	$429,290	$(250,627)	$178,663
Customer relationships	372,444	(298,667)	73,777
Internally-developed software	121,282	(117,768)	3,514
Noncompete agreements	23,774	(20,660)	3,114
Purchased technology	68,100	(58,144)	9,956
Trade name	5,800	(3,770)	2,030
	$1,020,690	$(749,636)	$271,054
As of June 30, 2025:
Reacquired franchise rights	$415,700	$(243,330)	$172,370
Customer relationships	354,107	(287,067)	67,040
Internally-developed software	119,959	(117,604)	2,355
Noncompete agreements	23,070	(20,188)	2,882
Purchased technology	68,100	(55,655)	12,445
Trade name	5,800	(3,480)	2,320
	$986,736	$(727,324)	$259,412

We made payments to acquire businesses totaling $35.4 million and $28.0 million during the six months ended December 31, 2025 and 2024, respectively. The amounts and weighted-average lives of intangible assets acquired during the six months ended December 31, 2025, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Customer relationships	$18,426	5
Reacquired franchise rights	13,669	6
Internally-developed software	1,348	3
Noncompete agreements	712	5
Total	$34,155	5

Amortization of intangible assets for the three and six months ended December 31, 2025 was $11.3 million and $22.4 million respectively, compared to $12.1 million and $25.0 million for the three and six months ended December 31, 2024. Estimated amortization of intangible assets for fiscal years ending June 30, 2026, 2027, 2028, 2029, and 2030 is $47.3 million, $45.0 million, $36.6 million, $27.7 million and $17.8 million, respectively.

H&R Block, Inc. |Q2 FY2026 Form 10-Q	11

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	December 31, 2025	June 30, 2025
Senior Notes, 5.250%, due October 2025	$—	$350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Senior Notes, 5.375%, due September 2032	350,000	—
Committed line of credit borrowings	945,000	—
Debt issuance costs and discounts	(9,621)	(6,802)
Total long-term debt	2,435,379	1,493,198
Less: Current portion	—	(349,893)
Long-term portion	$2,435,379	$1,143,305
Estimated fair value of long-term debt	$2,401,000	$1,437,000

On August 26, 2025, we issued $350.0 million of 5.375% Senior Notes due September 15, 2032 (2032 Senior Notes). The 2032 Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. The net proceeds from the 2032 Senior Notes were used for general corporate purposes, which includes, among other uses, the redemption of the $350.0 million in principal outstanding of our 5.250% notes due October 2025 (2025 Senior Notes). We redeemed our 2025 Senior Notes at 100% of the principal amount, plus accrued and unpaid interest, on September 19, 2025.
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
The 2025 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the 2025 CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2025 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2025 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of December 31, 2025.

12	Q2 FY2026 Form 10-Q| H&R Block, Inc.

We had an outstanding balance of $945.0 million under our 2025 CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of December 31, 2025.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state, local, and foreign jurisdictions.
On July 4, 2025, H.R. 1 was signed into law. The legislation did not have a material impact on our tax benefit for the six months ended December 31, 2025, and we do not expect it to materially change our effective income tax rate for the fiscal year ending June 30, 2026.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 24.0% for both the six months ended December 31, 2025 and 2024.
Consistent with prior years, our pretax loss for the six months ended December 31, 2025 is expected to be offset by income in our third and fourth quarters due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the six months ended December 31, 2025 reflects management’s estimate of the annual effective tax rate applied to year-to-date loss from continuing operations adjusted for the tax impact of discrete items for the periods presented.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Our U.S. and Canadian businesses offer our 100% accuracy guarantee. Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. Similarly, DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client (up to a maximum of $10,000 in the U.S.) if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $10.9 million and $11.4 million as of December 31, 2025 and June 30, 2025, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $36.9 million and $29.6 million as of December 31, 2025 and June 30, 2025 respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short-term lines of credit for the purpose of meeting their seasonal working capital needs. Our total obligation under these lines of credit was $21.9 million at December 31, 2025, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $5.9 million.
Emerald Advance® term loans are originated by Pathward® N.A. (Pathward). We purchase participation interests, at par, in all EAs originated by Pathward in accordance with our participation agreement. Our participation interest varies by jurisdiction. At December 31, 2025, the principal balance of purchased participation interests for the current year totaled $281.1 million, which represents 87% of total EA volume originated by Pathward.
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

H&R Block, Inc. |Q2 FY2026 Form 10-Q	13

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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of December 31, 2025. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Our accrued liabilities were $10.0 million and $6.2 million as of December 31, 2025 and June 30, 2025, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of December 31, 2025, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

14	Q2 FY2026 Form 10-Q| H&R Block, Inc.

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
The following table presents the significant revenue and expense categories included in the segment's net income from continuing operations as regularly provided to the CODM on a consolidated basis and then reconciled to net income for the three and six months ended December 31, 2025 and 2024.

H&R Block, Inc. |Q2 FY2026 Form 10-Q	15

Consolidated – Financial Results			(in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$55,919	$48,380	$104,563	$91,343
Royalties	5,108	3,499	10,957	9,351
DIY tax preparation	16,807	13,744	20,552	16,980
Refund Transfers	638	637	1,481	1,497
Peace of Mind® Extended Service Plan	16,231	16,145	39,740	39,242
Tax Identity Shield®	4,244	4,013	8,366	7,922
Emerald Card® and SpruceSM	9,124	10,148	16,976	18,974
Interest and fee income on Emerald Advance®	13,446	12,308	13,446	12,308
International	34,718	31,811	100,379	96,666
Wave	29,785	26,561	59,635	52,964
Other	12,845	11,824	26,321	25,633
Total revenues	$198,865	$179,070	$402,416	$372,880
Compensation and benefits:
Field wages	94,177	81,565	163,892	149,659
Other wages	73,005	78,731	152,284	156,066
Benefits and other compensation	39,989	38,402	76,651	77,156
	207,171	198,698	392,827	382,881
Occupancy	109,592	104,999	212,388	206,317
Marketing and advertising	14,995	14,863	23,337	24,835
Depreciation and amortization	30,001	29,195	58,923	58,026
Bad debt	21,816	19,416	24,021	22,146
Other	114,169	105,190	196,830	200,297
Total operating expenses	497,744	472,361	908,326	894,502
Other income (expense), net	3,034	2,744	11,136	14,661
Interest expense on borrowings	(23,378)	(21,752)	(40,780)	(37,599)
Loss from continuing operations before income taxes	(319,223)	(312,299)	(535,554)	(544,560)
Income tax benefit	(77,657)	(69,833)	(128,620)	(130,673)
Segment net loss from continuing operations	(241,566)	(242,466)	(406,934)	(413,887)

Reconciliation of segment profit:
Reconciling items:
Net loss from discontinued operations	(600)	(954)	(1,051)	(2,109)
Net loss	$(242,166)	$(243,420)	$(407,985)	$(415,996)

16	Q2 FY2026 Form 10-Q| H&R Block, Inc.

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
On August 7, 2025, Jeffrey J. Jones II notified the Board of Directors of the Company of his intention to retire as President and Chief Executive Officer of the Company, effective as of December 31, 2025. Mr. Jones retired from the Board of Directors, effective on December 31, 2025. On August 8, 2025, the Board appointed Curtis A. Campbell, the Company's President, Global Consumer Tax and Chief Product Officer, to succeed Mr. Jones as President and Chief Executive Officer, effective immediately upon Mr. Jones’ retirement. See our Current Report on Form 8-K filed on August 11, 2025 for more information.
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
On August 26, 2025, we issued $350.0 million of 5.375% Senior Notes due September 15, 2032 (2032 Senior Notes). The 2032 Senior Notes are not redeemable by the bondholders prior to maturity, although we have the right to redeem some or all of these notes at any time, at specified redemption prices. The net proceeds from the 2032 Senior Notes were used for general corporate purposes, which includes, among other uses, the redemption of the $350.0 million in principal outstanding of our 5.250% notes due October 2025 (2025 Senior Notes). We redeemed our 2025 Senior Notes at 100% of the principal amount, plus accrued and unpaid interest, on September 19, 2025.

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

H&R Block, Inc. |Q2 FY2026 Form 10-Q	17

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended December 31,	2025	2024	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$55,919	$48,380	$7,539	15.6%
Royalties	5,108	3,499	1,609	46.0%
DIY tax preparation	16,807	13,744	3,063	22.3%
Refund Transfers	638	637	1	0.2%
Peace of Mind® Extended Service Plan	16,231	16,145	86	0.5%
Tax Identity Shield®	4,244	4,013	231	5.8%
Other	12,845	11,824	1,021	8.6%
Total U.S. tax preparation and related services	111,792	98,242	13,550	13.8%
Financial services:
Emerald Card® and SpruceSM	9,124	10,148	(1,024)	(10.1)%
Interest and fee income on Emerald Advance®	13,446	12,308	1,138	9.2%
Total financial services	22,570	22,456	114	0.5%
International	34,718	31,811	2,907	9.1%
Wave	29,785	26,561	3,224	12.1%
Total revenues	$198,865	$179,070	$19,795	11.1%
Compensation and benefits:
Field wages	94,177	81,565	(12,612)	(15.5)%
Other wages	73,005	78,731	5,726	7.3%
Benefits and other compensation	39,989	38,402	(1,587)	(4.1)%
	207,171	198,698	(8,473)	(4.3)%
Occupancy	109,592	104,999	(4,593)	(4.4)%
Marketing and advertising	14,995	14,863	(132)	(0.9)%
Depreciation and amortization	30,001	29,195	(806)	(2.8)%
Bad debt	21,816	19,416	(2,400)	(12.4)%
Other	114,169	105,190	(8,979)	(8.5)%
Total operating expenses	497,744	472,361	(25,383)	(5.4)%
Other income (expense), net	3,034	2,744	290	10.6%
Interest expense on borrowings	(23,378)	(21,752)	(1,626)	(7.5)%
Pretax loss	(319,223)	(312,299)	(6,924)	(2.2)%
Income tax benefit	(77,657)	(69,833)	7,824	11.2%
Net loss from continuing operations	(241,566)	(242,466)	900	0.4%
Net loss from discontinued operations	(600)	(954)	354	37.1%
Net loss	$(242,166)	$(243,420)	$1,254	0.5%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(1.91)	$(1.79)	$(0.12)	(6.7)%
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$(1.92)	$(1.80)	$(0.12)	(6.7)%
Adjusted diluted EPS(1)	$(1.84)	$(1.73)	$(0.11)	(6.4)%
EBITDA (1)	$(265,844)	$(261,352)	$(4,492)	(1.7)%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

18	Q2 FY2026 Form 10-Q| H&R Block, Inc.

Three months ended December 31, 2025 compared to December 31, 2024
Revenues increased $19.8 million, or 11.1%, from the prior year. U.S. assisted tax preparation revenues increased $7.5 million, or 15.6%, primarily due to an increase in company-owned tax return volumes and net average charge in the current year.
U.S. DIY tax preparation revenues increased $3.1 million, or 22.3%, primarily due to higher software downloads.
Wave revenues increased $3.2 million, or 12.1%, due to higher accounting, invoicing, and receipts subscriptions and small business payment processing volumes.
Total operating expenses increased $25.4 million, or 5.4%, from the prior year. Compensation and benefits increased $8.5 million, or 4.3%, primarily due to higher tax professional wages as a result of higher assisted revenue and higher corporate wages primarily due to salary increases. Certain wage‑related expenses are now being reported in field wages rather than other wages to better align with how costs are managed and evaluated internally. This change had no impact on total operating expenses, and prior period amounts have not been reclassified.
Other operating expenses increased $9.0 million, or 8.5%. The components of other expenses are as follows:

				(in 000s)
Three months ended December 31,	2025	2024	$ Change	% Change
Consulting and outsourced services	$24,333	$18,439	$(5,894)	(32.0)%
Bank partner fees	(915)	1,316	2,231	**
Client claims and refunds	3,695	4,332	637	14.7%
Employee and travel expenses	12,407	12,495	88	0.7%
Technology-related expenses	29,772	28,062	(1,710)	(6.1)%
Credit card/bank charges	19,547	18,546	(1,001)	(5.4)%
Insurance	4,866	4,256	(610)	(14.3)%
Legal fees and settlements	11,517	7,192	(4,325)	(60.1)%
Supplies	4,558	3,570	(988)	(27.7)%
Other	4,389	6,982	2,593	37.1%
	$114,169	$105,190	$(8,979)	(8.5)%

Consulting and outsourced services expense increased $5.9 million, or 32.0%, due to increased spend on various strategic projects.
We recorded an income tax benefit of $77.7 million in the current year compared to $69.8 million in the prior year. The effective tax rate for the three months ended December 31, 2025, and 2024 was 24.3% and 22.4%, respectively.

H&R Block, Inc. |Q2 FY2026 Form 10-Q	19

Consolidated - Financial Results		(in 000s, except per share amounts)
Six months ended December 31,	2025	2024	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$104,563	$91,343	$13,220	14.5%
Royalties	10,957	9,351	1,606	17.2%
DIY tax preparation	20,552	16,980	3,572	21.0%
Refund Transfers	1,481	1,497	(16)	(1.1)%
Peace of Mind® Extended Service Plan	39,740	39,242	498	1.3%
Tax Identity Shield®	8,366	7,922	444	5.6%
Other	26,321	25,633	688	2.7%
Total U.S. tax preparation and related services	211,980	191,968	20,012	10.4%
Financial services:
Emerald Card® and SpruceSM	16,976	18,974	(1,998)	(10.5)%
Interest and fee income on Emerald Advance®	13,446	12,308	1,138	9.2%
Total financial services	30,422	31,282	(860)	(2.7)%
International	100,379	96,666	3,713	3.8%
Wave	59,635	52,964	6,671	12.6%
Total revenues	$402,416	$372,880	$29,536	7.9%
Compensation and benefits:
Field wages	163,892	149,659	(14,233)	(9.5)%
Other wages	152,284	156,066	3,782	2.4%
Benefits and other compensation	76,651	77,156	505	0.7%
	392,827	382,881	(9,946)	(2.6)%
Occupancy	212,388	206,317	(6,071)	(2.9)%
Marketing and advertising	23,337	24,835	1,498	6.0%
Depreciation and amortization	58,923	58,026	(897)	(1.5)%
Bad debt	24,021	22,146	(1,875)	(8.5)%
Other	196,830	200,297	3,467	1.7%
Total operating expenses	908,326	894,502	(13,824)	(1.5)%
Other income (expense), net	11,136	14,661	(3,525)	(24.0)%
Interest expense on borrowings	(40,780)	(37,599)	(3,181)	(8.5)%
Pretax loss	(535,554)	(544,560)	9,006	1.7%
Income tax benefit	(128,620)	(130,673)	(2,053)	(1.6)%
Net loss from continuing operations	(406,934)	(413,887)	6,953	1.7%
Net loss from discontinued operations	(1,051)	(2,109)	1,058	50.2%
Net loss	$(407,985)	$(415,996)	$8,011	1.9%
BASIC AND DILUTED LOSS PER SHARE:
Continuing operations	$(3.16)	$(3.02)	$(0.14)	4.6%
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$(3.17)	$(3.03)	$(0.14)	4.6%
Adjusted diluted EPS(1)	$(3.03)	$(2.89)	$(0.14)	4.8%
EBITDA (1)	$(435,851)	$(448,935)	$13,084	2.9%

(1) All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

20	Q2 FY2026 Form 10-Q| H&R Block, Inc.

Six months ended December 31, 2025 compared to December 31, 2024
Revenues increased $29.5 million, or 7.9%, from the prior year. U.S. assisted tax preparation revenues increased $13.2 million, or 14.5%, primarily due to an increase in net average charge combined with an increase in company-owned tax return volumes in the current year.
U.S. DIY tax preparation revenues increased $3.6 million, or 21.0%, primarily due to higher software downloads and higher paid online volume.
Wave revenues increased $6.7 million, or 12.6%, due to higher accounting, invoicing, and receipts subscriptions and small business payment processing volumes.
Total operating expenses increased $13.8 million, or 1.5%, from the prior year period. Compensation and benefits increased $9.9 million, or 2.6%, primarily due to higher tax professional wages as a result of higher assisted revenue and higher corporate wages primarily due to salary increases. Certain wage‑related expenses are now being reported in field wages rather than other wages to better align with how costs are managed and evaluated internally. This change had no impact on total operating expenses, and prior period amounts have not been reclassified. Occupancy expense increased $6.1 million, or 2.9%, primarily due to higher lease expenses.
Other operating expenses decreased $3.5 million, or 1.7%. The components of other expenses are as follows:

				(in 000s)
Six months ended December 31,	2025	2024	$ Change	% Change
Consulting and outsourced services	$37,490	$33,883	$(3,607)	(10.6)%
Bank partner fees	(1,249)	1,363	2,612	**
Client claims and refunds	9,140	10,276	1,136	11.1%
Employee and travel expenses	18,080	18,612	532	2.9%
Technology-related expenses	56,121	52,563	(3,558)	(6.8)%
Credit card/bank charges	38,924	36,695	(2,229)	(6.1)%
Insurance	7,546	7,800	254	3.3%
Legal fees and settlements	14,979	21,654	6,675	30.8%
Supplies	7,657	6,477	(1,180)	(18.2)%
Other	8,142	10,974	2,832	25.8%
	$196,830	$200,297	$3,467	1.7%

Legal expense decreased $6.7 million, or 30.8%, primarily due to lower outside legal counsel spend.
We recorded income tax benefit of $128.6 million in the current year compared to $130.7 million in the prior year. The effective tax rate for both the six months ended December 31, 2025, and 2024 was 24.0%. See Item 1, note 7 to the consolidated financial statements for additional discussion.
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

H&R Block, Inc. |Q2 FY2026 Form 10-Q	21

January. We typically have relied on available cash balances from the prior tax season and borrowings to meet liquidity needs.
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of December 31, 2025 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the six months ended December 31, 2025 and 2024. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Six months ended December 31,	2025	2024
Net cash provided by (used in):
Operating activities	$(970,788)	$(895,638)
Investing activities	(91,925)	(87,493)
Financing activities	429,536	258,598
Effects of exchange rates on cash	(1,106)	(9,136)
Net decrease in cash and cash equivalents, including restricted balances	$(634,283)	$(733,669)

Operating Activities. Cash used in operations totaled $970.8 million for the six months ended December 31, 2025 compared to $895.6 million in the prior year period. The increase is primarily due to changes in accrued income taxes and receivables, partially offset by deferred income taxes and a lower net loss.
Investing Activities. Cash used in investing activities totaled $91.9 million for the six months ended December 31, 2025 compared to $87.5 million in the prior year period. The increase is primarily due to higher payments made for business acquisitions.
Financing Activities. Cash provided by financing activities totaled $429.5 million for the six months ended December 31, 2025 compared to $258.6 million in the prior year period. The change is primarily due to higher net proceeds from line of credit borrowings, lower share repurchases for payroll taxes on stock-based awards, partially offset by higher dividends.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $104.6 million and $97.0 million for the six months ended December 31, 2025 and 2024, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
During the six months ended December 31, 2025, we repurchased $400.1 million of our common stock at an average price of $50.90 per share, excluding excise taxes in connection with such repurchases. In the prior year period, we repurchased $400.1 million of our common stock at an average price of $61.10 per share, excluding excise taxes in connection with such repurchases. Our current share repurchase program has remaining authorization of $700.0 million and does not have an expiration date.
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
    Capital Investment. Capital expenditures totaled $48.7 million and $49.1 million for the six months ended December 31, 2025 and 2024, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital

22	Q2 FY2026 Form 10-Q| H&R Block, Inc.

expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $35.4 million and $28.0 million during the six months ended December 31, 2025 and 2024, respectively. See Item 1, note 5 for additional information on our acquisitions.
FINANCING RESOURCES – The 2025 CLOC has capacity up to $1.5 billion and is scheduled to expire in July 2030. Proceeds under the 2025 CLOC may be used for working capital needs or for other general corporate purposes. We had an outstanding balance of $945.0 million under our 2025 CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of December 31, 2025.
On August 26, 2025, we issued the 2032 Senior Notes. We redeemed our 2025 Senior Notes at 100% of the principal amount, plus accrued and unpaid interest, on September 19, 2025.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of December 31, 2025 and June 30, 2025:

As of	December 31, 2025			June 30, 2025
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable

Other than described above, there have been no material changes in our borrowings from those reported as of June 30, 2025 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of December 31, 2025, we held cash and cash equivalents, excluding restricted amounts, of $349.2 million, including $199.7 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of December 31, 2025.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $1.1 million and $9.1 million during the six months ended December 31, 2025 and 2024, respectively.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – EAs are originated by Pathward. We purchase participation interests, at par, in all EAs originated by Pathward in accordance with our participation agreement. Our participation interest varies by jurisdiction. We purchased participation interests of $281.1 million during the six months ended December 31, 2025.
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

H&R Block, Inc. |Q2 FY2026 Form 10-Q	23

The following table presents summarized financial information for H&R Block, Inc. (Guarantor) and Block Financial (Issuer) on a combined basis after intercompany eliminations and excludes investments in and equity earnings in non-guarantor subsidiaries.

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	December 31, 2025	June 30, 2025
Current assets	$330,038	$38,254
Noncurrent assets	2,484,987	1,836,847
Current liabilities	92,043	432,139
Noncurrent liabilities	2,440,727	1,148,806

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Six months ended December 31, 2025	Twelve months ended June 30, 2025
Total revenues	$32,361	$126,240
Income (loss) from continuing operations before income taxes	(7,472)	58,596
Net income (loss) from continuing operations	(5,753)	45,120
Net income (loss)	(6,804)	41,443

The table above reflects $2.4 billion and $1.8 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of December 31, 2025 and June 30, 2025, respectively.
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

24	Q2 FY2026 Form 10-Q| H&R Block, Inc.

The following is a reconciliation of net loss to EBITDA from continuing operations, which is a non-GAAP financial measure:

				(in 000s)
	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Net loss - as reported	$(242,166)	$(243,420)	$(407,985)	$(415,996)
Discontinued operations, net	600	954	1,051	2,109
Net loss from continuing operations - as reported	(241,566)	(242,466)	(406,934)	(413,887)
Add back:
Income tax benefit	(77,657)	(69,833)	(128,620)	(130,673)
Interest expense	23,378	21,752	40,780	37,599
Depreciation and amortization	30,001	29,195	58,923	58,026
	(24,278)	(18,886)	(28,917)	(35,048)
EBITDA from continuing operations	$(265,844)	$(261,352)	$(435,851)	$(448,935)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
	Three months ended December 31,		Six months ended December 31,
	2025	2024	2025	2024
Net loss from continuing operations - as reported	$(241,566)	$(242,466)	$(406,934)	$(413,887)
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	11,252	10,910	22,231	22,038
Tax effect of adjustments (1)	(2,444)	(2,539)	(5,236)	(5,184)
Adjusted net loss from continuing operations	$(232,758)	$(234,095)	$(389,939)	$(397,033)
Diluted loss per share from continuing operations - as reported	$(1.91)	$(1.79)	$(3.16)	$(3.02)
Adjustments, net of tax	0.07	0.06	0.13	0.13
Adjusted diluted loss per share from continuing operations	$(1.84)	$(1.73)	$(3.03)	$(2.89)

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

H&R Block, Inc. |Q2 FY2026 Form 10-Q	25

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported in our June 30, 2025 Annual Report on Form 10-K.

26	Q2 FY2026 Form 10-Q| H&R Block, Inc.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended December 31, 2025 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31	3	$51.23	—	$700,000
November 1 - November 30	1	$50.46	—	$700,000
December 1 - December 31	1	$42.10	—	$700,000
	5	$48.80	—

(1)We purchased approximately 5 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)On August 15, 2024, we announced that our Board of Directors approved a $1.5 billion share repurchase program. The repurchase program does not have an expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Director and Section 16 Officer Trading Arrangements
During the three months ended December 31, 2025, no director or Section 16 officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6.    EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

22	List of Guarantor and Issuer Subsidiaries, filed as Exhibit 22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, file number 1-06089, is incorporated herein by reference.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

H&R Block, Inc. |Q2 FY2026 Form 10-Q	27

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Curtis A. Campbell
Curtis A. Campbell
President and Chief Executive Officer
February 5, 2026

/s/ Tiffany L. Mason
Tiffany L. Mason
Chief Financial Officer
February 5, 2026

/s/ April M. Wasleski
April M. Wasleski
Chief Accounting Officer
February 5, 2026

28	Q2 FY2026 Form 10-Q| H&R Block, Inc.