Form 10-Q
period 2026-03-31
H&R BLOCK INC
filed 2026-05-06
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on April 30, 2026: 126,760,207 shares.

Form 10-Q for the Period ended March 31, 2026

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME:			(unaudited, in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
REVENUES:
Service revenues	$2,226,323	$2,099,481	$2,586,213	$2,434,220
Royalty, product and other revenues	171,784	177,623	214,310	215,764
	2,398,107	2,277,104	2,800,523	2,649,984
OPERATING EXPENSES:
Costs of revenues	1,031,951	969,392	1,645,887	1,553,182
Selling, general and administrative	329,332	329,399	623,722	640,111
Total operating expenses	1,361,283	1,298,791	2,269,609	2,193,293

Other income (expense), net	3,941	4,554	15,077	19,215
Interest expense on borrowings	(24,307)	(24,686)	(65,087)	(62,285)
Income from continuing operations before income taxes	1,016,458	958,181	480,904	413,621
Income taxes	167,678	235,253	39,058	104,580
Net income from continuing operations	848,780	722,928	441,846	309,041
Net loss from discontinued operations, net of tax benefits of $263, $180, $576, and $811	(879)	(598)	(1,930)	(2,707)
NET INCOME	$847,901	$722,330	$439,916	$306,334
BASIC EARNINGS PER SHARE:
Continuing operations	$6.66	$5.38	$3.43	$2.26
Discontinued operations	—	(0.01)	(0.02)	(0.02)
Consolidated	$6.66	$5.37	$3.41	$2.24
DILUTED EARNINGS PER SHARE:
Continuing operations	$6.61	$5.32	$3.40	$2.23
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.02)
Consolidated	$6.60	$5.31	$3.38	$2.21
DIVIDENDS DECLARED PER SHARE	$0.42	$0.375	$1.26	$1.125
COMPREHENSIVE INCOME:
Net income	$847,901	$722,330	$439,916	$306,334
Change in foreign currency translation adjustments	(4,008)	445	(7,591)	(22,472)
Other comprehensive income (loss)	(4,008)	445	(7,591)	(22,472)
Comprehensive income	$843,893	$722,775	$432,325	$283,862

See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q3 FY2026 Form 10-Q	1

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	March 31, 2026	June 30, 2025
ASSETS
Cash and cash equivalents	$867,008	$983,277
Cash and cash equivalents - restricted	19,737	19,862
Receivables, less allowance for credit losses of $53,638 and $55,775	297,636	63,621
Prepaid expenses and other current assets	104,102	95,788
Total current assets	1,288,483	1,162,548
Property and equipment, at cost, less accumulated depreciation and amortization of $880,616 and $828,744	147,694	135,068
Operating lease right of use assets	522,885	521,215
Intangible assets, net	275,966	259,412
Goodwill	815,620	802,053
Deferred tax assets and income taxes receivable	270,090	317,691
Other noncurrent assets	70,980	65,911
Total assets	$3,391,718	$3,263,898
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$303,595	$144,046
Accrued salaries, wages and payroll taxes	299,695	107,375
Accrued income taxes and reserves for uncertain tax positions	262,533	296,244
Current portion of long-term debt	—	349,893
Operating lease liabilities	209,269	209,203
Deferred revenue and other current liabilities	219,321	191,849
Total current liabilities	1,294,413	1,298,610
Long-term debt	1,490,933	1,143,305
Deferred tax liabilities and reserves for uncertain tax positions	187,707	306,134
Operating lease liabilities	325,561	322,847
Deferred revenue and other noncurrent liabilities	117,476	104,106
Total liabilities	3,416,090	3,175,002
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 156,506,438 and 164,367,434	1,565	1,644
Additional paid-in capital	776,872	766,998
Accumulated other comprehensive loss	(55,346)	(47,755)
Retained earnings (deficit)	(110,471)	12,061
Less treasury shares, at cost, of 29,746,662 and 30,420,033	(636,992)	(644,052)
Total stockholders' equity (deficiency)	(24,372)	88,896
Total liabilities and stockholders' equity	$3,391,718	$3,263,898

See accompanying notes to consolidated financial statements.

2	Q3 FY2026 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Nine months ended March 31,	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$439,916	$306,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90,442	87,247
Provision for credit losses	57,523	56,042
Deferred taxes	3,044	(12,503)
Stock-based compensation	22,177	25,420
Changes in assets and liabilities, net of acquisitions:
Receivables	(289,209)	(335,605)
Prepaid expenses, other current and noncurrent assets	(17,548)	(7,504)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	340,925	240,246
Deferred revenue, other current and noncurrent liabilities	41,186	20,684
Income tax receivables, accrued income taxes and income tax reserves	(99,767)	50,049
Other, net	(1,972)	(1,088)
Net cash provided by operating activities	586,717	429,322
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(67,144)	(71,784)
Payments made for business acquisitions, net of cash acquired	(55,047)	(35,323)
Franchise loans funded	(18,201)	(21,455)
Payments from franchisees	16,503	11,478
Other, net	1,329	6,194
Net cash used in investing activities	(122,560)	(110,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(2,375,000)	(1,950,000)
Proceeds from line of credit borrowings	2,375,000	1,950,000
Repayments of long-term debt	(350,000)	—
Proceeds from issuance of long-term debt	346,980	—
Dividends paid	(157,766)	(147,136)
Repurchase of common stock, including shares surrendered	(412,686)	(436,516)
Other, net	(6,009)	(11,854)
Net cash used in financing activities	(579,481)	(595,506)
Effects of exchange rate changes on cash	(1,070)	(8,429)
Net decrease in cash and cash equivalents, including restricted balances	(116,394)	(285,503)
Cash, cash equivalents and restricted cash, beginning of period	1,003,139	1,075,193
Cash, cash equivalents and restricted cash, end of period	$886,745	$789,690
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid, net (includes payments for purchased investment tax credits)	$135,460	$65,505
Interest paid on borrowings	76,480	63,251
Accrued additions to property and equipment	2,020	2,448
New operating right of use assets and related lease liabilities	182,343	135,372
Accrued dividends payable to common shareholders	53,239	50,194

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q3 FY2026 Form 10-Q	3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2025	164,367	$1,644	$766,998	$(47,755)	$12,061	(30,420)	$(644,052)	$88,896
Net loss	—	—	—	—	(165,819)	—	—	(165,819)
Other comprehensive loss	—	—	—	(9,308)	—	—	—	(9,308)
Stock-based compensation	—	—	6,172	—	—	—	—	6,172
Stock-based awards exercised or vested	—	—	(10,551)	—	(1,797)	579	12,255	(93)
Acquisition of treasury shares(2)	—	—	—	—	—	(244)	(12,297)	(12,297)
Repurchase and retirement of common shares	(7,861)	(79)	(4,638)	—	(399,401)	—	—	(404,118)
Cash dividends declared - $0.42 per share	—	—	—	—	(54,343)	—	—	(54,343)
Balances as of September 30, 2025	156,506	$1,565	$757,981	$(57,063)	$(609,299)	(30,085)	$(644,094)	$(550,910)
Net loss	—	—	—	—	(242,166)	—	—	(242,166)
Other comprehensive income	—	—	—	5,725	—	—	—	5,725
Stock-based compensation	—	—	7,625	—	—	—	—	7,625
Stock-based awards exercised or vested	—	—	2,925	—	(160)	342	7,328	10,093
Acquisition of treasury shares(2)	—	—	—	—	—	(5)	(230)	(230)
Cash dividends declared - $0.42 per share	—	—	—	—	(53,215)	—	—	(53,215)
Balances as of December 31, 2025	156,506	$1,565	$768,531	$(51,338)	$(904,840)	(29,748)	$(636,996)	$(823,078)
Net income	—	—	—	—	847,901	—	—	847,901
Other comprehensive loss	—	—	—	(4,008)	—	—	—	(4,008)
Stock-based compensation	—	—	8,379	—	—	—	—	8,379
Stock-based awards exercised or vested	—	—	(38)	—	(293)	3	45	(286)
Acquisition of treasury shares(2)	—	—	—	—	—	(1)	(41)	(41)
Cash dividends declared - $0.42 per share	—	—	—	—	(53,239)	—	—	(53,239)
Balances as of March 31, 2026	156,506	$1,565	$776,872	$(55,346)	$(110,471)	(29,746)	$(636,992)	$(24,372)

4	Q3 FY2026 Form 10-Q| H&R Block, Inc.

					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2024	170,916	$1,709	$762,583	$(48,845)	$12,654	(31,325)	$(637,507)	$90,594
Net loss	—	—	—	—	(172,576)	—	—	(172,576)
Other comprehensive income	—	—	—	6,117	—	—	—	6,117
Stock-based compensation	—	—	7,463	—	—	—	—	7,463
Stock-based awards exercised or vested	—	—	(23,990)	—	(2,611)	1,319	26,848	247
Acquisition of treasury shares(2)	—	—	—	—	—	(567)	(35,882)	(35,882)
Repurchase and retirement of common shares	(3,301)	(33)	(1,980)	—	(209,708)	—	—	(211,721)
Cash dividends declared - $0.375 per share	—	—	—	—	(52,307)	—	—	(52,307)
Balances as of September 30, 2024	167,615	$1,676	$744,076	$(42,728)	$(424,548)	(30,573)	$(646,541)	$(368,065)
Net loss	—	—	—	—	(243,420)	—	—	(243,420)
Other comprehensive loss	—	—	—	(29,034)	—	—	—	(29,034)
Stock-based compensation	—	—	9,156	—	—	—	—	9,156
Stock-based awards exercised or vested	—	—	810	—	(245)	54	1,144	1,709
Acquisition of treasury shares(2)	—	—	—	—	—	(4)	(253)	(253)
Repurchase and retirement of common shares	(3,248)	(32)	(1,949)	—	(190,396)	—	—	(192,377)
Cash dividends declared - $0.375 per share	—	—	—	—	(50,176)	—	—	(50,176)
Balances as of December 31, 2024	164,367	$1,644	$752,093	$(71,762)	$(908,785)	(30,523)	$(645,650)	$(872,460)
Net income	—	—	—	—	722,330	—	—	722,330
Other comprehensive income	—	—	—	445	—	—	—	445
Stock-based compensation	—	—	7,424	—	—	—	—	7,424
Stock-based awards exercised or vested	—	—	(696)	—	(260)	41	856	(100)
Acquisition of treasury shares(2)	—	—	—	—	—	(6)	(283)	(283)
Cash dividends declared - $0.375 per share	—	—	—	—	(50,194)	—	—	(50,194)
Balances as of March 31, 2025	164,367	$1,644	$758,821	$(71,317)	$(236,909)	(30,488)	$(645,077)	$(192,838)

(1) The balance of our accumulated other comprehensive loss consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q3 FY2026 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of March 31, 2026 and June 30, 2025, the consolidated statements of operations and comprehensive income for the three and nine months ended March 31, 2026 and 2025, the consolidated statements of cash flows for the nine months ended March 31, 2026 and 2025, and the consolidated statements of stockholders' equity for the three and nine months ended March 31, 2026 and 2025 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2026 and 2025 and for all periods presented, have been made.
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

6	Q3 FY2026 Form 10-Q| H&R Block, Inc.

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our United States (U.S.) tax services business. The following table disaggregates our U.S. revenues by major service line, with revenues from our international tax services businesses and from Wave included as separate lines:

				(in 000s)
	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Revenues:
U.S. assisted tax preparation	$1,742,135	$1,635,877	$1,846,698	$1,727,220
U.S. royalties	128,182	133,961	139,139	143,312
U.S. DIY tax preparation	215,245	214,666	235,797	231,646
Refund Transfers	119,935	113,732	121,416	115,229
Peace of Mind® Extended Service Plan	14,347	15,625	54,087	54,867
Tax Identity Shield®	8,485	7,025	16,851	14,947
Emerald Card® and SpruceSM	39,590	40,195	56,566	59,169
Interest and fee income on Emerald Advance®	15,198	14,286	28,644	26,594
International	70,119	60,438	170,498	157,104
Wave	29,871	26,717	89,506	79,681
Other	15,000	14,582	41,321	40,215
Total revenues	$2,398,107	$2,277,104	$2,800,523	$2,649,984

Changes in the balances of deferred revenue and wages for our Peace of Mind® Extended Service Plan (POM) are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Nine months ended March 31,	2026	2025	2026	2025
Balance, beginning of the period	$149,302	$156,610	$19,884	$20,212
Amounts deferred	83,409	70,536	9,355	7,222
Amounts recognized on previous deferrals	(61,743)	(64,885)	(7,925)	(8,396)
Balance, end of the period	$170,968	$162,261	$21,314	$19,038

As of March 31, 2026, deferred revenue related to POM was $171.0 million. We expect that $91.9 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
As of March 31, 2026 and 2025, Tax Identity Shield® (TIS) deferred revenue was $37.6 million and $31.2 million, respectively. Deferred revenue related to TIS was $22.6 million and $21.4 million as of June 30, 2025 and 2024, respectively. All deferred revenue related to TIS will be recognized by April 2027.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 1.3 million and 0.8 million shares for the three and nine months ended March 31, 2026,

H&R Block, Inc. |Q3 FY2026 Form 10-Q	7

respectively, and 0.6 million and 0.5 million shares for the three and nine months ended March 31, 2025, respectively, as the effect would be antidilutive.
The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Net income from continuing operations attributable to shareholders	$848,780	$722,928	$441,846	$309,041
Amounts allocated to participating securities	(4,250)	(3,442)	(2,193)	(1,408)
Net income from continuing operations attributable to common shareholders	$844,530	$719,486	$439,653	$307,633

Basic weighted average common shares	126,760	133,853	128,248	136,207
Potential dilutive shares	1,053	1,476	1,241	1,737
Dilutive weighted average common shares	127,813	135,329	129,489	137,944

Earnings per share from continuing operations attributable to common shareholders:
Basic	$6.66	$5.38	$3.43	$2.26
Diluted	6.61	5.32	3.40	2.23

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – We granted 1.0 million and 1.1 million shares, including adjustments for performance achievement and dividend equivalents, under our stock-based compensation plans during the nine months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense of our continuing operations totaled $8.4 million and $22.2 million for the three and nine months ended March 31, 2026, respectively, and $7.5 million and $25.4 million for the three and nine months ended March 31, 2025, respectively. As of March 31, 2026, unrecognized compensation cost for nonvested shares and units totaled $55.3 million.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	March 31, 2026		June 30, 2025
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$16,438	$11,349	$7,386	$16,402
Receivables for U.S. assisted and DIY tax preparation and related fees	179,870	11,250	15,896	6,361
H&R Block's Instant Refund® receivables	17,294	789	2,243	939
Emerald Advance®	20,101	24,219	13,899	22,816
Software receivables from retailers	7,313	—	2,582	—
Royalties and other receivables from franchisees	33,671	—	4,414	—
Wave payment processing receivables	6,274	—	1,533	—
Other	16,675	597	15,668	498
Total	$297,636	$48,204	$63,621	$47,016

8	Q3 FY2026 Form 10-Q| H&R Block, Inc.

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and revolving lines of credit primarily for the purpose of funding working capital needs. Loans with a principal balance more than 90 days past due or on non-accrual status were $3.0 million and $3.1 million as of March 31, 2026 and June 30, 2025, respectively.
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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by tax return year of origination, as of March 31, 2026 are as follows:

		(in 000s)
Tax return year of origination	Balance	More Than 60 Days Past Due
2025	$17,482	$79
2024 and prior	1,163	1,163
	18,645	$1,242
Allowance	(562)
Net balance	$18,083

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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by fiscal year of origination, as of March 31, 2026 are as follows:

(in 000s)
Fiscal year of origination	Balance	Non-Accrual
2026	$35,495	$—
2025 and prior	26,403	26,403
	61,898	$26,403
Allowance	(17,578)
Net balance	$44,320

H&R Block, Inc. |Q3 FY2026 Form 10-Q	9

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for EA and all other short-term and long-term receivables for the nine months ended March 31, 2026 and 2025 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2025	$19,663	$45,156	$64,819
Provision for credit losses	17,578	39,945	57,523
Charge-offs, recoveries and other	(19,663)	(44,803)	(64,466)
Balances as of March 31, 2026	$17,578	$40,298	$57,876
Balances as of July 1, 2024	$33,536	$45,327	$78,863
Provision for credit losses	19,371	36,671	56,042
Charge-offs, recoveries and other	(33,536)	(45,864)	(79,400)
Balances as of March 31, 2025	$19,371	$36,134	$55,505

For the nine months ended March 31, 2026, there were $19.7 million of gross charge-offs related to EAs which were originated in fiscal year 2025.
NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the nine months ended March 31, 2026 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2025	$940,350	$(138,297)	$802,053
Acquisitions(1)	19,055	—	19,055
Disposals and foreign currency changes, net	(5,488)	—	(5,488)
Impairments	—	—	—
Balances as of March 31, 2026	$953,917	$(138,297)	$815,620

(1)    All goodwill added during the period is expected to be tax-deductible for federal income tax reporting.
In conjunction with our annual impairment test, we tested goodwill for impairment during the quarter and did not identify any impairment.

10	Q3 FY2026 Form 10-Q| H&R Block, Inc.

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of March 31, 2026:
Reacquired franchise rights	$431,555	$(254,474)	$177,081
Customer relationships	386,141	(305,246)	80,895
Internally-developed software	121,671	(117,831)	3,840
Noncompete agreements	24,476	(20,923)	3,553
Purchased technology	68,100	(59,388)	8,712
Trade name	5,800	(3,915)	1,885
	$1,037,743	$(761,777)	$275,966
As of June 30, 2025:
Reacquired franchise rights	$415,700	$(243,330)	$172,370
Customer relationships	354,107	(287,067)	67,040
Internally-developed software	119,959	(117,604)	2,355
Noncompete agreements	23,070	(20,188)	2,882
Purchased technology	68,100	(55,655)	12,445
Trade name	5,800	(3,480)	2,320
	$986,736	$(727,324)	$259,412

We made payments to acquire businesses totaling $55.0 million and $35.3 million during the nine months ended March 31, 2026 and 2025, respectively. The amounts and weighted-average lives of intangible assets acquired during the nine months ended March 31, 2026, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Customer relationships	$32,165	5
Reacquired franchise rights	15,975	6
Internally-developed software	1,770	3
Noncompete agreements	1,437	5
Total	$51,347	5

Amortization of intangible assets for the three and nine months ended March 31, 2026 was $12.3 million and $34.7 million respectively, compared to $11.3 million and $36.3 million for the three and nine months ended March 31, 2025. Estimated amortization of intangible assets for fiscal years ending June 30, 2026, 2027, 2028, 2029, and 2030 is $47.2 million, $44.9 million, $36.5 million, $27.6 million and $17.6 million, respectively.

H&R Block, Inc. |Q3 FY2026 Form 10-Q	11

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	March 31, 2026	June 30, 2025
Senior Notes, 5.250%, due October 2025	$—	$350,000
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Senior Notes, 5.375%, due September 2032	350,000	—
Debt issuance costs and discounts	(9,067)	(6,802)
Total long-term debt	1,490,933	1,493,198
Less: Current portion	—	(349,893)
Long-term portion	$1,490,933	$1,143,305
Estimated fair value of long-term debt	$1,422,000	$1,437,000

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
The 2025 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the 2025 CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2025 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2025 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of March 31, 2026.
We had no outstanding balance under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of March 31, 2026.

12	Q3 FY2026 Form 10-Q| H&R Block, Inc.

NOTE 7: INCOME TAXES
We file a consolidated U.S. federal income tax return with the Internal Revenue Service (IRS) and also file income tax returns in various state, local, and foreign jurisdictions.
On July 4, 2025, H.R. 1 was signed into law. The legislation did not have a material impact on our income tax expense for the nine months ended March 31, 2026, and we do not expect it to materially impact our effective income tax rate for the fiscal year ending June 30, 2026.
Our effective income tax rate on continuing operations, including the impact of discrete tax items, was 8.1% for the nine months ended March 31, 2026, compared to 25.3% for the nine months ended March 31, 2025. Discrete tax items decreased the effective tax rate by 16.1% for the nine months ended March 31, 2026, and increased the effective tax rate by 0.9% for the nine months ended March 31, 2025. We recorded a discrete income tax benefit of $77.6 million for the nine months ended March 31, 2026, compared to a discrete income tax expense of $3.8 million for the nine months ended March 31, 2025.
The discrete income tax benefit recognized during the current year period was primarily attributable to the settlement of an IRS examination of our 2020 U.S. federal income tax return and related carryback claims to the 2015 through 2018 tax years. The closure of the IRS examination resulted in a discrete income tax benefit of $84.1 million, which was recorded in income tax expense. The benefit primarily reflects the release of the related unrecognized tax benefits, including reversal of accrued interest through the date of settlement. Due to the seasonality of our business, the impact of discrete tax items on our effective income tax rate for the nine months ended March 31, 2026 is greater than the expected impact on our projected full-year effective income tax rate.
Changes in gross unrecognized tax benefits for the nine months ended March 31, 2026 are as follows:

(in 000s)
Balances as of July 1, 2025	$266,548
Additions based on tax positions related to prior years	528
Reductions based on tax positions related to prior years	(2,998)
Additions based on tax positions related to the current year	16,998
Reductions related to settlements with tax authorities	(122,159)
Expiration of statute of limitations	(1,182)
Balance as of March 31, 2026	$157,735

NOTE 8: COMMITMENTS AND CONTINGENCIES
Our U.S. and Canadian businesses offer our 100% accuracy guarantee. Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. Similarly, DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client (up to a maximum of $10,000 in the U.S.) if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $12.4 million and $11.4 million as of March 31, 2026 and June 30, 2025, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $28.0 million and $29.6 million as of March 31, 2026 and June 30, 2025 respectively, with amounts recorded in deferred revenue and other liabilities. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.

H&R Block, Inc. |Q3 FY2026 Form 10-Q	13

We have contractual commitments to fund certain franchises with approved short-term lines of credit for the purpose of meeting their seasonal working capital needs. Our total obligation under these lines of credit was $22.6 million at March 31, 2026, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $11.2 million.
Emerald Advance® term loans are originated by Pathward® N.A. (Pathward). We purchase participation interests, at par, in all EAs originated by Pathward in accordance with our participation agreement. Our participation interest varies by jurisdiction. For the nine months ended March 31, 2026, the principal balance of purchased participation interests for the current year totaled $283.7 million, which represents 87% of total EA volume originated by Pathward.
Refund Advance loans are originated by Pathward and offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by Pathward. We pay fees primarily based on loan size and customer type. We have provided a guarantee up to $18.0 million related to certain loans to clients prior to the IRS accepting electronic filing. At March 31, 2026 and June 30, 2025, we accrued an estimated liability of $2.2 million related to this guarantee.
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of March 31, 2026. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Our accrued liabilities were $13.3 million and $6.2 million as of March 31, 2026 and June 30, 2025, respectively.
Our estimate of the aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a liability has not been accrued but we believe a loss is reasonably possible. This aggregate range only

14	Q3 FY2026 Form 10-Q| H&R Block, Inc.

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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of March 31, 2026, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

H&R Block, Inc. |Q3 FY2026 Form 10-Q	15

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
The following table presents the significant revenue and expense categories included in the segment's net income from continuing operations as regularly provided to the CODM on a consolidated basis and then reconciled to net income for the three and nine months ended March 31, 2026 and 2025.

16	Q3 FY2026 Form 10-Q| H&R Block, Inc.

Consolidated – Financial Results			(in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$1,742,135	$1,635,877	$1,846,698	$1,727,220
Royalties	128,182	133,961	139,139	143,312
DIY tax preparation	215,245	214,666	235,797	231,646
Refund Transfers	119,935	113,732	121,416	115,229
Peace of Mind® Extended Service Plan	14,347	15,625	54,087	54,867
Tax Identity Shield®	8,485	7,025	16,851	14,947
Emerald Card® and SpruceSM	39,590	40,195	56,566	59,169
Interest and fee income on Emerald Advance®	15,198	14,286	28,644	26,594
International	70,119	60,438	170,498	157,104
Wave	29,871	26,717	89,506	79,681
Other	15,000	14,582	41,321	40,215
Total revenues	$2,398,107	$2,277,104	$2,800,523	$2,649,984
Compensation and benefits:
Field wages	577,513	532,916	741,405	682,575
Other wages	78,703	74,621	230,987	230,687
Benefits and other compensation	118,151	111,575	194,802	188,731
	774,367	719,112	1,167,194	1,101,993
Occupancy	127,312	119,709	339,700	326,026
Marketing and advertising	185,388	196,667	208,725	221,502
Depreciation and amortization	31,519	29,221	90,442	87,247
Bad debt	39,806	40,479	63,827	62,625
Other	202,891	193,603	399,721	393,900
Total operating expenses	1,361,283	1,298,791	2,269,609	2,193,293
Other income (expense), net	3,941	4,554	15,077	19,215
Interest expense on borrowings	(24,307)	(24,686)	(65,087)	(62,285)
Income from continuing operations before income taxes	1,016,458	958,181	480,904	413,621
Income taxes	167,678	235,253	39,058	104,580
Segment net income from continuing operations	848,780	722,928	441,846	309,041

Reconciliation of segment profit:
Reconciling items:
Net loss from discontinued operations	(879)	(598)	(1,930)	(2,707)
Net income	$847,901	$722,330	$439,916	$306,334

H&R Block, Inc. |Q3 FY2026 Form 10-Q	17

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
On August 13, 2025, Kellie J. Logerwell notified the Company of her intention to retire as the Company’s Vice President and Chief Accounting Officer, effective as of October 24, 2025. Ms. Logerwell was succeeded as principal accounting officer by April M. Wasleski, who most-recently served as the Company’s Director of Accounting and whose appointment as Vice President and Chief Accounting Officer became effective October 24, 2025. See our Current Report on Form 8-K filed on August 15, 2025 for more information.
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

RESULTS OF OPERATIONS
Our subsidiaries provide assisted and do-it-yourself (DIY) tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded products and services, including those of our bank partners, to the general public primarily in the United States (U.S.), Canada and Australia. Tax returns are either prepared by H&R Block tax professionals in one of our 6,802 company-owned or 1,814 franchise offices (as of March 31, 2026), virtually or via an online review or prepared and filed by our clients through our DIY tax solutions. We also offer small business solutions through our company-owned and franchise offices (including in-person, online and virtual) and online through Wave. We report a single segment that includes all of our continuing operations.

18	Q3 FY2026 Form 10-Q| H&R Block, Inc.

Consolidated – Financial Results		(in 000s, except per share amounts)
Three months ended March 31,	2026	2025	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$1,742,135	$1,635,877	$106,258	6.5%
Royalties	128,182	133,961	(5,779)	(4.3)%
DIY tax preparation	215,245	214,666	579	0.3%
Refund Transfers	119,935	113,732	6,203	5.5%
Peace of Mind® Extended Service Plan	14,347	15,625	(1,278)	(8.2)%
Tax Identity Shield®	8,485	7,025	1,460	20.8%
Other	15,000	14,582	418	2.9%
Total U.S. tax preparation and related services	2,243,329	2,135,468	107,861	5.1%
Financial services:
Emerald Card® and SpruceSM	39,590	40,195	(605)	(1.5)%
Interest and fee income on Emerald Advance®	15,198	14,286	912	6.4%
Total financial services	54,788	54,481	307	0.6%
International	70,119	60,438	9,681	16.0%
Wave	29,871	26,717	3,154	11.8%
Total revenues	$2,398,107	$2,277,104	$121,003	5.3%
Compensation and benefits:
Field wages	577,513	532,916	(44,597)	(8.4)%
Other wages	78,703	74,621	(4,082)	(5.5)%
Benefits and other compensation	118,151	111,575	(6,576)	(5.9)%
	774,367	719,112	(55,255)	(7.7)%
Occupancy	127,312	119,709	(7,603)	(6.4)%
Marketing and advertising	185,388	196,667	11,279	5.7%
Depreciation and amortization	31,519	29,221	(2,298)	(7.9)%
Bad debt	39,806	40,479	673	1.7%
Other	202,891	193,603	(9,288)	(4.8)%
Total operating expenses	1,361,283	1,298,791	(62,492)	(4.8)%
Other income (expense), net	3,941	4,554	(613)	(13.5)%
Interest expense on borrowings	(24,307)	(24,686)	379	1.5%
Pretax income	1,016,458	958,181	58,277	6.1%
Income taxes	167,678	235,253	67,575	28.7%
Net income from continuing operations	848,780	722,928	125,852	17.4%
Net loss from discontinued operations	(879)	(598)	(281)	(47.0)%
Net income	$847,901	$722,330	$125,571	17.4%
DILUTED EARNINGS PER SHARE
Continuing operations	$6.61	$5.32	$1.29	24.2%
Discontinued operations	(0.01)	(0.01)	—	—%
Consolidated	$6.60	$5.31	$1.29	24.3%
Adjusted diluted EPS(1)	$6.02	$5.38	$0.64	11.9%
EBITDA (1)	$1,072,284	$1,012,088	$60,196	5.9%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. |Q3 FY2026 Form 10-Q	19

Three months ended March 31, 2026 compared to March 31, 2025
Revenues increased $121.0 million, or 5.3%, from the prior year. U.S. assisted tax preparation revenues increased $106.3 million, or 6.5%, primarily due to a 3.8% increase in net average charge combined with a 2.6% increase in company-owned tax return volumes in the current year. U.S. royalties revenue decreased $5.8 million, or 4.3%, due to lower franchise tax return volumes, which was primarily driven by franchise acquisitions. During the year we purchased franchise offices which results in increasing tax preparation revenues and decreasing royalties as the revenues and returns become company-owned after the acquisition. For the three months ended March 31, 2026 our total assisted tax return volume, which includes both company-owned and franchise offices, increased 0.4% from the prior year.
U.S. DIY tax preparation revenues increased $0.6 million, or 0.3%, largely due to a 3.5% increase in online paid net average charge, offset by a 3.0% decrease in online paid volume.
Refund Transfer revenues increased $6.2 million, or 5.5%, primarily due to an increase in Refund Transfer volume.
International tax preparation revenues increased $9.7 million, or 16.0%, primarily due to favorable foreign currency exchange rates in Canada and Australia.
Total operating expenses increased $62.5 million, or 4.8%, from the prior year. Field wages increased $44.6 million, or 8.4%, due to increased tax professional wages resulting from an increase in U.S. assisted tax preparation revenues. Certain wage‑related expenses are now being reported in field wages rather than other wages to better align with how costs are managed and evaluated internally. This change had no impact on total operating expenses, and prior period amounts have not been reclassified. Benefits and other compensation increased $6.6 million or 5.9% due primarily to higher payroll taxes, stock-based compensation and severance pay in the current year. Occupancy expense increased $7.6 million, or 6.4%, primarily due to higher lease expenses and facility repairs. Marketing and advertising expenses decreased $11.3 million, or 5.7%, due to lower online and TV advertising as well as lower customer incentive expenses.
Other operating expenses increased $9.3 million, or 4.8%. The components of other expenses are as follows:

				(in 000s)
Three months ended March 31,	2026	2025	$ Change	% Change
Consulting and outsourced services	$39,046	$38,887	$(159)	(0.4)%
Bank partner fees	34,030	30,836	(3,194)	(10.4)%
Client claims and refunds	8,655	8,420	(235)	(2.8)%
Employee and travel expenses	7,993	8,552	559	6.5%
Technology-related expenses	37,076	34,472	(2,604)	(7.6)%
Credit card/bank charges	41,856	39,605	(2,251)	(5.7)%
Insurance	3,664	4,644	980	21.1%
Legal fees and settlements	10,294	7,986	(2,308)	(28.9)%
Supplies	11,353	10,407	(946)	(9.1)%
Other	8,924	9,794	870	8.9%
	$202,891	$193,603	$(9,288)	(4.8)%

We recorded income tax expense of $167.7 million in the current year compared to $235.3 million in the prior year. The effective tax rate for the three months ended March 31, 2026, and 2025 was 16.5% and 24.6%, respectively. The decrease in the effective tax rate was primarily attributable to the settlement of an IRS examination of our 2020 U.S. federal income tax return and related carryback claims to the 2015 through 2018 tax years. The closure of the IRS examination resulted in a discrete income tax benefit of $84.1 million, which was recorded in income tax expense. See Item 1, note 7 to the consolidated financial statements for additional discussion.

20	Q3 FY2026 Form 10-Q| H&R Block, Inc.

Consolidated - Financial Results		(in 000s, except per share amounts)
Nine months ended March 31,	2026	2025	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$1,846,698	$1,727,220	$119,478	6.9%
Royalties	139,139	143,312	(4,173)	(2.9)%
DIY tax preparation	235,797	231,646	4,151	1.8%
Refund Transfers	121,416	115,229	6,187	5.4%
Peace of Mind® Extended Service Plan	54,087	54,867	(780)	(1.4)%
Tax Identity Shield®	16,851	14,947	1,904	12.7%
Other	41,321	40,215	1,106	2.8%
Total U.S. tax preparation and related services	2,455,309	2,327,436	127,873	5.5%
Financial services:
Emerald Card® and SpruceSM	56,566	59,169	(2,603)	(4.4)%
Interest and fee income on Emerald Advance®	28,644	26,594	2,050	7.7%
Total financial services	85,210	85,763	(553)	(0.6)%
International	170,498	157,104	13,394	8.5%
Wave	89,506	79,681	9,825	12.3%
Total revenues	$2,800,523	$2,649,984	$150,539	5.7%
Compensation and benefits:
Field wages	741,405	682,575	(58,830)	(8.6)%
Other wages	230,987	230,687	(300)	(0.1)%
Benefits and other compensation	194,802	188,731	(6,071)	(3.2)%
	1,167,194	1,101,993	(65,201)	(5.9)%
Occupancy	339,700	326,026	(13,674)	(4.2)%
Marketing and advertising	208,725	221,502	12,777	5.8%
Depreciation and amortization	90,442	87,247	(3,195)	(3.7)%
Bad debt	63,827	62,625	(1,202)	(1.9)%
Other	399,721	393,900	(5,821)	(1.5)%
Total operating expenses	2,269,609	2,193,293	(76,316)	(3.5)%
Other income (expense), net	15,077	19,215	(4,138)	(21.5)%
Interest expense on borrowings	(65,087)	(62,285)	(2,802)	(4.5)%
Pretax income	480,904	413,621	67,283	16.3%
Income taxes	39,058	104,580	65,522	62.7%
Net income from continuing operations	441,846	309,041	132,805	43.0%
Net loss from discontinued operations	(1,930)	(2,707)	777	28.7%
Net income	$439,916	$306,334	$133,582	43.6%
DILUTED EARNINGS PER SHARE
Continuing operations	$3.40	$2.23	$1.17	52.5%
Discontinued operations	(0.02)	(0.02)	—	—%
Consolidated	$3.38	$2.21	$1.17	52.9%
Adjusted diluted EPS(1)	$2.95	$2.41	$0.54	22.4%
EBITDA (1)	$636,433	$563,153	$73,280	13.0%

(1) All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. |Q3 FY2026 Form 10-Q	21

Nine months ended March 31, 2026 compared to March 31, 2025
Revenues increased $150.5 million, or 5.7%, from the prior year. U.S. assisted tax preparation revenues increased $119.5 million, or 6.9%, primarily due to a 4.0% increase in net average charge combined with a 2.7% increase in company-owned tax return volumes in the current year. U.S. royalties revenue decreased $4.2 million, or 2.9%, due to lower franchise tax return volumes, which was primarily driven by franchise acquisitions. During the year we purchased franchise offices which results in increasing tax preparation revenues and decreasing royalties as the revenues and returns become company-owned after the acquisition. Through the nine months ended March 31, 2026 our total assisted tax return volume, which includes both company-owned and franchise offices, increased 0.6% from the prior year.
U.S. DIY tax preparation revenues increased $4.2 million, or 1.8%, largely due to a 3.9% increase in online paid net average charge, offset by a 2.7% decrease in online paid volume.
International revenues increased $13.4 million, or 8.5%, primarily due to favorable foreign currency exchange rates in Canada and Australia.
Total operating expenses increased $76.3 million, or 3.5%, from the prior year period. Field wages increased $58.8 million, or 8.6%, due to increased tax professional wages as a result of higher U.S. assisted tax preparation revenues. Certain wage‑related expenses are now being reported in field wages rather than other wages to better align with how costs are managed and evaluated internally. This change had no impact on total operating expenses, and prior period amounts have not been reclassified. Benefits and other compensation increased $6.1 million, or 3.2%, due to higher payroll taxes, employee insurance, and severance. Occupancy expense increased $13.7 million, or 4.2%, primarily due to higher lease expenses and facility repairs. Marketing and advertising expense decreased $12.8 million, or 5.8%, due to lower online and TV advertising as well as lower customer incentives.
Other operating expenses increased $5.8 million, or 1.5%. The components of other expenses are as follows:

				(in 000s)
Nine months ended March 31,	2026	2025	$ Change	% Change
Consulting and outsourced services	$76,536	$72,770	$(3,766)	(5.2)%
Bank partner fees	32,781	32,199	(582)	(1.8)%
Client claims and refunds	17,795	18,696	901	4.8%
Employee and travel expenses	26,073	27,164	1,091	4.0%
Technology-related expenses	93,197	87,035	(6,162)	(7.1)%
Credit card/bank charges	80,780	76,300	(4,480)	(5.9)%
Insurance	11,210	12,444	1,234	9.9%
Legal fees and settlements	25,273	29,640	4,367	14.7%
Supplies	19,010	16,884	(2,126)	(12.6)%
Other	17,066	20,768	3,702	17.8%
	$399,721	$393,900	$(5,821)	(1.5)%

Technology-related expenses increased $6.2 million, or 7.1%, due to higher third-party technology and software costs.
We recorded income tax expense of $39.1 million in the current year compared to $104.6 million in the prior year. The effective tax rate for the nine months ended March 31, 2026, and 2025 was 8.1% and 25.3% respectively. The decrease in the effective tax rate was primarily attributable to the settlement of an IRS examination of our 2020 U.S. federal income tax return and related carryback claims to the 2015 through 2018 tax years. The closure of the IRS examination resulted in a discrete income tax benefit of $84.1 million, which was recorded in income tax expense. See Item 1, note 7 to the consolidated financial statements for additional discussion.

22	Q3 FY2026 Form 10-Q| H&R Block, Inc.

TAX SEASON UPDATE
Assisted tax return volume, which includes our company-owned and franchise operations, was flat from July 1, 2025 through April 30, 2026 compared to the prior year period. DIY online paid tax return volume from July 1, 2025 through April 30, 2026 decreased 4.2% compared to the prior year period. Our business is highly seasonal and results for the nine months ended March 31, as well as results for the period ended April 30, may not be indicative of results for the fiscal year ended June 30, 2026.
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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of March 31, 2026 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the nine months ended March 31, 2026 and 2025. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Nine months ended March 31,	2026	2025
Net cash provided by (used in):
Operating activities	$586,717	$429,322
Investing activities	(122,560)	(110,890)
Financing activities	(579,481)	(595,506)
Effects of exchange rates on cash	(1,070)	(8,429)
Net decrease in cash and cash equivalents, including restricted balances	$(116,394)	$(285,503)

Operating Activities. Cash provided by operations totaled $586.7 million for the nine months ended March 31, 2026 compared to $429.3 million in the prior year period. The increase is primarily due to higher net income, changes in accounts payable, accrued expenses, salaries, wages and payroll taxes and accounts receivable, partially offset by taxes paid and the release of income tax reserves associated with the settlement of the IRS examination of our 2020 U.S. federal income tax return and related carryback claims to the 2015 through 2018 tax years.
Investing Activities. Cash used in investing activities totaled $122.6 million for the nine months ended March 31, 2026 compared to $110.9 million in the prior year period. The increase is primarily due to higher payments made for business acquisitions in the current year.
Financing Activities. Cash used in financing activities totaled $579.5 million for the nine months ended March 31, 2026 compared to $595.5 million in the prior year period. The change is primarily due to lower share repurchases for payroll taxes on stock based awards, partially offset by higher dividends.

H&R Block, Inc. |Q3 FY2026 Form 10-Q	23

CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $157.8 million and $147.1 million for the nine months ended March 31, 2026 and 2025, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
During the nine months ended March 31, 2026, we repurchased $400.1 million of our common stock at an average price of $50.90 per share, excluding excise taxes in connection with such repurchases. In the prior year period, we repurchased $400.1 million of our common stock at an average price of $61.10 per share, excluding excise taxes in connection with such repurchases. Our current share repurchase program has remaining authorization of $700.0 million and does not have an expiration date.
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
    Capital Investment. Capital expenditures totaled $67.1 million and $71.8 million for the nine months ended March 31, 2026 and 2025, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $55.0 million and $35.3 million during the nine months ended March 31, 2026 and 2025, respectively. See Item 1, note 5 for additional information on our acquisitions.
FINANCING RESOURCES – The 2025 CLOC has capacity up to $1.5 billion and is scheduled to expire in July 2030. Proceeds under the 2025 CLOC may be used for working capital needs or for other general corporate purposes. We had no outstanding balance on our 2025 CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of March 31, 2026.
On August 26, 2025, we issued the 2032 Senior Notes. We redeemed our 2025 Senior Notes at 100% of the principal amount, plus accrued and unpaid interest, on September 19, 2025.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of March 31, 2026 and June 30, 2025:

As of	March 31, 2026			June 30, 2025
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable

Other than described above, there have been no material changes in our borrowings from those reported as of June 30, 2025 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of March 31, 2026, we held cash and cash equivalents, excluding restricted amounts, of $867.0 million, including $196.7 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of March 31, 2026.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability.

24	Q3 FY2026 Form 10-Q| H&R Block, Inc.

The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $1.1 million and $8.4 million during the nine months ended March 31, 2026 and 2025, respectively.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – EAs are originated by Pathward. We purchase participation interests, at par, in all EAs originated by Pathward in accordance with our participation agreement. Our participation interest varies by jurisdiction. For the nine months ended March 31, 2026, the principal balance of purchased participation interests for the current year totaled $283.7 million, which represents 87% of total EA volume originated by Pathward.
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

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	March 31, 2026	June 30, 2025
Current assets	$53,021	$38,254
Noncurrent assets	1,848,462	1,836,847
Current liabilities	82,882	432,139
Noncurrent liabilities	1,495,849	1,148,806

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Nine months ended March 31, 2026	Twelve months ended June 30, 2025
Total revenues	$104,498	$126,240
Income from continuing operations before income taxes	47,726	58,596
Net income from continuing operations	36,749	45,120
Net income	34,820	41,443

The table above reflects $1.8 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of March 31, 2026 and June 30, 2025.
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
We consider our non-GAAP financial measures to be performance measures and a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business. We make adjustments for certain non-GAAP financial measures related to material discrete tax impacts of IRS examination settlements, amortization of intangibles from acquisitions and goodwill impairments. We may

H&R Block, Inc. |Q3 FY2026 Form 10-Q	25

consider whether other significant items that arise in the future should be excluded from our non-GAAP financial measures.
We measure the performance of our business using a variety of metrics, including earnings before interest, taxes, depreciation and amortization (EBITDA) from continuing operations, adjusted EBITDA from continuing operations, adjusted net income from continuing operations, adjusted diluted earnings per share from continuing operations, free cash flow, and free cash flow yield. We also use EBITDA from continuing operations and pretax income of continuing operations, each subject to permitted adjustments, as performance metrics in incentive compensation calculations for our employees.
The following is a reconciliation of net income to EBITDA from continuing operations, which is a non-GAAP financial measure:

				(in 000s)
	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Net income - as reported	$847,901	$722,330	$439,916	$306,334
Discontinued operations, net	879	598	1,930	2,707
Net income from continuing operations - as reported	848,780	722,928	441,846	309,041
Add back:
Income taxes	167,678	235,253	39,058	104,580
Interest expense	24,307	24,686	65,087	62,285
Depreciation and amortization	31,519	29,221	90,442	87,247
	223,504	289,160	194,587	254,112
EBITDA from continuing operations	$1,072,284	$1,012,088	$636,433	$563,153

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
	Three months ended March 31,		Nine months ended March 31,
	2026	2025	2026	2025
Net income from continuing operations - as reported	$848,780	$722,928	$441,846	$309,041
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	12,170	11,278	34,401	33,316
Discrete tax impact of IRS examination settlements	(84,113)	—	(84,113)	—
Tax effect of pretax adjustments (1)	(3,145)	(2,927)	(8,381)	(8,111)
Adjusted net income from continuing operations	$773,692	$731,279	$383,753	$334,246
Diluted earnings per share from continuing operations - as reported	$6.61	$5.32	$3.40	$2.23
Adjustments, net of tax	(0.59)	0.06	(0.45)	0.18
Adjusted diluted earnings per share from continuing operations	$6.02	$5.38	$2.95	$2.41

(1)Tax effect of adjustments is the difference between the tax provision calculated on a GAAP basis and on an adjusted non-GAAP basis.
FORWARD-LOOKING INFORMATION
This report and other documents filed with the Securities and Exchange Commission (SEC) may contain forward-looking statements. In addition, our senior management may make forward-looking statements orally to analysts,

26	Q3 FY2026 Form 10-Q| H&R Block, Inc.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II    OTHER INFORMATION

H&R Block, Inc. |Q3 FY2026 Form 10-Q	27

ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported in our June 30, 2025 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended March 31, 2026 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	1	$41.87	—	$700,000
February 1 - February 28	—	$30.62	—	$700,000
March 1 - March 31	—	$—	—	$700,000
	1	$41.52	—

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
ITEM 5.    OTHER INFORMATION
Director and Section 16 Officer Trading Arrangements
During the three months ended March 31, 2026, no director or Section 16 officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

28	Q3 FY2026 Form 10-Q| H&R Block, Inc.

ITEM 6.    EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

22	List of Guarantor and Issuer Subsidiaries.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

H&R Block, Inc. |Q3 FY2026 Form 10-Q	29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Curtis A. Campbell
Curtis A. Campbell
President and Chief Executive Officer
May 6, 2026

/s/ Tiffany L. Mason
Tiffany L. Mason
Chief Financial Officer
May 6, 2026

/s/ April M. Wasleski
April M. Wasleski
Chief Accounting Officer
May 6, 2026

30	Q3 FY2026 Form 10-Q| H&R Block, Inc.