Form 10-K
period 2026-06-30
H&R BLOCK INC
filed 2026-08-14
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☑
The aggregate market value of the registrant's Common Stock (all voting stock) held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold on December 31, 2025, was $5,481,026,737.
Number of shares of the registrant's Common Stock, without par value, outstanding on July 31, 2026: 123,265,922.
Documents incorporated by reference
The definitive proxy statement for the registrant's 2026 Annual Meeting of Shareholders, to be filed no later than 120 days after June 30, 2026, is incorporated by reference in Part III to the extent described therein.

2026 FORM 10-K AND ANNUAL REPORT

INTRODUCTION
"H&R Block," "the Company," "we," "our" and "us" are used interchangeably to refer to H&R Block, Inc., to H&R Block, Inc. and its subsidiaries, or to H&R Block, Inc.'s operating subsidiaries, as appropriate to the context.
Specified portions of our proxy statement are "incorporated by reference" in response to certain items. Our proxy statement will be made available to shareholders no later than 120 days after June 30, 2026, and will also be available on our website at www.hrblock.com.
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

H&R Block, Inc. | 2026 Form 10-K	1

PART I
ITEM 1. BUSINESS
OVERVIEW
H&R Block provides help and inspires confidence in its clients and communities everywhere through global tax preparation services, financial products, and small business solutions. We blend digital innovation with human expertise and care to help people get the best outcome at tax time and also be better with money by using our mobile banking app, Spruce℠. Through Block Advisors® and Wave®, we help small-business owners thrive with year-round bookkeeping, payroll, advisory and payment processing solutions.
H&R Block, Inc. was organized as a corporation in 1955 under the laws of the State of Missouri. A complete list of our subsidiaries as of June 30, 2026 can be found in Exhibit 21.

During fiscal year 2026, we prepared
11.3 million U.S. assisted tax returns(1)
and our clients filed
3.6 million DIY online paid tax returns(1)
which contributed to our consolidated revenues of
$3.95 billion,
net income from continuing operations of
$736.3 million,
EBITDA(2) from continuing operations of
$1.06 billion,
and diluted EPS from continuing operations of
$5.69 per share.
We repurchased
10.5 million shares of our common stock,
and declared dividends of
$1.68 per share,
which was an increase of
$0.18, or 12.0%, per share from the prior year.
(1) An Assisted tax return is defined as a current or prior year individual or business tax return, including virtual returns, signed by a tax professional and accepted by the client. A DIY online paid return is defined as a current year individual or business tax return that is prepared by the client on our DIY online platform using a paid product and accepted by the client.
(2) See "Non-GAAP Financial Information" in Item 7 for a reconciliation of non-GAAP measures.

2	2026 Form 10-K | H&R Block, Inc.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
We provide assisted and do-it-yourself (DIY) tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded services and products, including those of our bank partners, to the general public primarily in the United States (U.S.), Canada and Australia. Tax returns are either prepared by H&R Block tax professionals in one of our company-owned or franchise offices, virtually or via an online review or prepared and filed by our clients through our DIY tax solutions. We also offer small business solutions through our company-owned and franchise offices (including in-person, online and virtual) and online through Wave®. We report a single segment that includes all of our continuing operations.

TAX PREPARATION SERVICES
Assisted income tax return preparation and related services are provided by tax professionals via a system of retail offices operated directly by us or our franchisees. These tax professionals provide assistance to our clients either in person or virtually in a number of ways. Clients can come into an office, digitally "drop off" their documents for their tax professional, approve their return online, or have a tax professional review and sign a return they prepared themselves through Tax Pro Review®.
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
OTHER OFFERINGS
During fiscal year 2026, we also offered U.S. clients a number of additional services, including Refund Transfers (RT), our Peace of Mind® Extended Service Plan (POM), H&R Block Emerald Prepaid Mastercard® (Emerald Card®), SpruceSM, H&R Block Emerald Advance® (EA) term loans, Tax Identity Shield® (TIS), Refund Advance loans (RA), and small business financial solutions. For our Canadian clients, we also offer POM, H&R Block's Instant Refund®, H&R Block Pay With Refund®, and small business financial solutions.
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

H&R Block, Inc. | 2026 Form 10-K	3

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
H&R Block Emerald Advance® Term Loans. EA term loans are offered by our bank partner to clients, in November and December, in amounts of $350 to $1,500. EA term loans are interest bearing with principal and interest due in full on March 31, and there are no annual fees or required monthly payments.
Tax Identity Shield®. Our TIS program offers clients assistance in helping protect their tax identity and access to services to help restore their tax identity, if necessary. Protection services include a daily scan of the dark web for personal information, a monthly scan for the client's social security number in credit header data, notifying clients if their information is detected on a tax return filed through H&R Block, obtaining additional IRS identity protections when eligible, and in our Plus plan, an identity health score which provides insight into the likelihood of future identity fraud.
Refund Advance Loans. RAs are interest-free loans offered by our bank partner, which are available to eligible U.S. assisted clients in company-owned and participating franchise locations, including virtual clients, in January and February. In tax season 2026, RAs were offered in amounts of $250, $500, $750, $1,250, $2,500 and $4,000, based on client eligibility as determined by our bank partner.
H&R Block's Instant Refund®. Our Canadian operations advance refunds due to certain clients from the Canada Revenue Agency (CRA), for a fee. The fee charged for this service is mandated by federal legislation which is administered by the CRA. The client assigns to us the full amount of the tax refund to be issued by the CRA and the refund amount is then sent by the CRA directly to us.
Small Business Financial Solutions. Our Block Advisors® small business certified tax professionals provide small businesses with financial expertise in taxes, bookkeeping and payroll through our office network (including in-person, online and virtual). Wave® provides small business owners with an online solution to manage their finances, including payment processing, payroll and bookkeeping services.
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
We are one of the largest providers of tax return preparation solutions and electronic filing services in the U.S., Canada, and Australia with 22.3 million returns filed by or through H&R Block in fiscal year 2026.
GOVERNMENT REGULATION
Our business is subject to various forms of government regulation, including U.S. Federal and state tax preparer regulations, financial consumer protection and privacy regulations, state regulations, franchise regulations and foreign regulations. See further discussion of these items in our Item 1A. Risk Factors and Item 7 under "Regulatory Environment" of this Form 10-K.

4	2026 Form 10-K | H&R Block, Inc.

HUMAN CAPITAL
Fulfilling our Purpose, to provide help and inspire confidence in our clients and communities everywhere, extends to helping and inspiring confidence in our associates. We remain committed to our associates’ total well-being — physical, mental, financial, career, team, and community. Together, when we balance these components, we achieve personal, team, and organizational strength.
Associates. We had approximately 4,600 regular full-time associates as of June 30, 2026. Our business is dependent on the availability of a seasonal workforce, including tax professionals, and our ability to hire, train, and supervise these associates. The highest number of persons we employed during the fiscal year ended June 30, 2026, including seasonal associates, was approximately 73,400.
Associate Engagement. We administer an annual survey to all associates to better understand their levels of engagement and identify areas where we can improve. We compare our scores to the top 25th and 10th percentile of the global benchmark to challenge our associates and leaders and to yield reports that are easier for leaders to identify opportunities to take action. Across the company, 78% of culture and engagement questions measured were at or above the top 25th percentile of the global benchmark. When looking at the top 10th percentile, 56% of questions were at or above the benchmark. We are also pleased with our overall employee satisfaction score which currently exceeds the Top 10 benchmark by 1 point. Individual leaders at all levels create and monitor culture and engagement-related goals.
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
Our expertise is delivered each year through our tax professional network. H&R Block tax professionals receive extensive annual tax training on topics including recent tax code changes and filing practices, and we offer additional education opportunities for tax professionals to enhance their knowledge and skills. In preparation for the upcoming tax season, our tax professionals receive training on H&R Block products, soft skills, and tax office best practices. These resources ultimately enable us to continue enhancing our services and the client experience.
Belonging. At H&R Block, we foster a culture of belonging, where every voice is heard and our associates feel safe, included, and inspired. We are committed to a fair and respectful workplace that is free of discrimination.
Our High Performing Connected Culture is a relationship centered principle at H&R Block that puts associates and clients at the heart of our strategic focus. It creates an environment of clear accountability, partnership, continuous learning, and trust – all focused on common goals, allowing for accelerated business and personal outcomes. Relationships are at the heart of how we work with each other, our customers, and in our communities.
In the workplace we are committed to creating an environment where everyone feels they belong, and we believe that this commitment makes us a stronger, more successful company. We continually reflect on our

H&R Block, Inc. | 2026 Form 10-K	5

management approaches to improve the workplace, including discussions with our Board of Directors, to review how we can provide a strong sense of belonging within the company for our associates - what we call Belonging@Block.
One of the many ways we foster this culture across the organization for all associates to connect, support, motivate, and inspire is through our associate-led Belonging Groups.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS (as of June 30, 2026)

Curtis A. Campbell, 54, became our President and Chief Executive Officer in January 2026 and was our President of Global Consumer Tax and Chief Product Officer from June 2024 to January 2026. Prior to that, he served as the Chief Executive Officer of TaxAct where he ran TaxAct from 2018 until it was sold by Blucora, Inc. in 2022. He continued to lead TaxAct after the sale until 2023. Prior to TaxAct, Mr. Campbell served Capital One Financial Corporation as Managing Vice President from 2017 to 2018. He also served in Vice President roles at Intuit Inc, leading Product Management and Strategy from 2014 to 2017.

Tiffany L. Mason, 51, became our Chief Financial Officer in September 2024. Prior to that, she served as Executive Vice President and Chief Financial Officer of Driven Brands Holdings Inc. from March 2020 until May 2023. She also held various roles of increasing responsibility at Lowe's Companies, Inc. from February 2006 until October 2019, including as interim Chief Financial Officer in 2018 and Senior Vice President, Corporate Finance and Treasurer from 2015 to 2019.

Dara S. Redler, 59, became our Chief Legal Officer in January 2022 and our Chief Legal and Administrative Officer in April 2025. Prior to joining the Company, she served as General Counsel and Corporate Secretary for Tilray, Inc. from January 2019 until September 2021. She also held various legal roles of increasing responsibility with The Coca-Cola Company from September 2001 until December 2018.

Mark Darling, 49, became our Chief Retail Officer in January 2026. Prior to that, he served as our Senior Vice President of U.S. Retail Operations from May 2023 to January 2026, our Vice President of U.S. Retail – West Market & Block Advisors from December 2020 to May 2023, and our Vice President of Workforce Planning and Experience from October 2019 to December 2020.

Scott R. Manuel, 51, became our Chief Strategy and Operations Officer in August 2024. Prior to that, he served as President, General Manager of Tribute Technology from 2022 until 2024. Mr. Manuel served as Chief Product Officer, General Manager of McClatchy Media Company from 2017 until 2020, and he also served in various Vice President roles at Thomson Reuters from 2010 to 2017.

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

6	2026 Form 10-K | H&R Block, Inc.

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
ITEM 1A. RISK FACTORS
Our business activities expose us to a variety of risks. Identifying, monitoring, and managing these risks is essential to the success of our operations and the financial soundness of H&R Block. Senior management and the Board of Directors, acting as a whole and through its committees, take an active role in our risk management process and have delegated certain activities related to the oversight of risk management to the Company's enterprise risk management (ERM) team and the Enterprise Risk Committee, which is comprised of Senior Vice Presidents and Vice Presidents of major business and control functions and members of the ERM team. The Company’s ERM team, working in coordination with the Enterprise Risk Committee, is responsible for identifying and monitoring risk exposures and related mitigation and leading the continued development of our risk management policies and practices.
An investment in our securities involves risk, including the risk that the value of that investment may decline or that returns on that investment may fall below expectations. There are a number of factors that could cause actual conditions, events, or results to differ materially from those described in forward-looking statements, many of which are beyond management's control or its ability to accurately estimate or predict, or that could adversely affect our financial position, results of operations, cash flows, and the value of an investment in our securities. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether such factors have occurred in the past or their likelihood of occurring in the future. The risks described below are not the only ones we face. We could also be affected by other events, factors, or uncertainties that are presently unknown to us or that we do not currently consider to be significant risks to our business. These risks may be exacerbated by the effects of local, national, and global conditions or events, including macroeconomic, political, geopolitical, or public health conditions or events, which may cause significant instability.

H&R Block, Inc. | 2026 Form 10-K	7

STRATEGIC AND INDUSTRY RISKS
Changes in applicable tax laws have had, and may in the future have, a negative impact on the demand for and pricing of our services. Government changes in tax filing or IRS processes may adversely affect our business and our consolidated financial position, results of operations, and cash flows.
The U.S. government has in the past made, and may in the future make, changes to the income tax provisions of the Internal Revenue Code, tax regulations, and the rules and procedures for implementing such laws and regulations. In addition, taxing authorities or other relevant governing bodies in various federal, state, local, and foreign jurisdictions in which we operate may change the income tax laws in their respective jurisdictions, including the elimination of income taxes in certain cases, and such laws may vary greatly across the various jurisdictions. It is difficult to predict the manner in which future changes to the Internal Revenue Code, tax regulations, and the rules and procedures for implementing such laws and regulations, and state, local, and foreign tax laws may impact us and the tax return preparation industry. Such future changes could decrease the demand or the amount we charge for our services, and, in turn, have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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
The adoption or expansion of any measures that significantly simplify tax return preparation, or otherwise reduce or eliminate the need for third-party tax return preparation services or financial products, including governmental encroachment at the U.S. federal and state levels, as well as in foreign jurisdictions, could reduce demand for our services and products and could have a material adverse effect on our business and our consolidated financial position, results of operations and cash flows.
Increased competition for clients could adversely affect our current market share and profitability.
We face substantial competition throughout our businesses. All categories in the tax return preparation industry are highly competitive, and additional competitors have entered, and in the future may enter, the market to provide tax preparation services or products. In the assisted tax services category, there are a substantial number of tax return preparation firms and accounting firms offering tax return preparation services. Commercial tax return preparers are highly competitive with regard to price and service. In DIY and virtual, options include various forms of digital electronic assistance, including online and mobile applications, and desktop software, all of which we offer. Our DIY and virtual services and products compete with a number of online and software solutions, primarily on price and functionality. Individual tax filers may elect to change their tax preparation method, choosing from among various assisted, DIY, and virtual offerings. In addition, advances in technology, including artificial intelligence and automation, may reduce the need for third-party tax preparation services or increase the ability of taxpayers to complete their returns without paid assistance.
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

8	2026 Form 10-K | H&R Block, Inc.

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
In fiscal year 2026, we launched a new growth strategy. While we believe that we have identified and will continue to identify strategic objectives that are appropriate, it is possible that our objectives may not deliver projected long-term growth in revenue and profitability due to competition, inadequate execution, incorrect assumptions, sub-optimal resource allocation, or other reasons, including any of the other risks described in this “Risk Factors” section.
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
U.S. federal, state, and foreign governmental authorities in certain jurisdictions in which we operate currently offer, or facilitate the offering of, tax return preparation and electronic filing options to taxpayers at no charge, and certain volunteer organizations also prepare tax returns at no charge for low-income taxpayers. In addition, many of our competitors offer certain tax preparation services and products, small business solutions, and other financial services and products, at no charge. Government tax authorities, volunteer organizations, our competitors, and potential new market entrants have implemented, and may expand free offerings in the future. For example, in tax seasons 2024 and 2025, the IRS offered a limited free direct tax filing system, and although that program has been suspended, there can be no assurance that it (or similar programs) will not be reinstated or expanded in the future. In addition, certain members of private industry offer free online DIY tax services to certain taxpayers through Free File, Inc., which operates under an agreement among the IRS and those industry participants that is currently set to expire in October 2029. Taxpayer adoption of these or similar programs could expand in the future, including in the event of increased awareness and support. As a result of these or other programs, the government has, and could further, become our direct competitor, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
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

H&R Block, Inc. | 2026 Form 10-K	9

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
OPERATIONAL AND EXECUTION RISKS
Our failure to effectively address fraud could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
Many industries have experienced an increased variety and amount of attempted fraudulent activities by third parties, and those fraudulent activities have become, and are becoming increasingly sophisticated through the use of artificial intelligence, social engineering, and other technological developments and strategies. Though this fraud is not uniquely targeted at us or our offerings, our failure to effectively address any such fraud may adversely impact our business and our consolidated financial position, results of operations, and cash flows. A number of companies, including those in the tax return preparation, small business solutions, and financial services industries, have reported instances where criminals created new accounts, or gained access to consumer information or user accounts maintained on their systems by using stolen identity information (e.g., email, username, password information, or credit history) obtained from third-party sources. We have experienced, and in the future may continue to experience, this form of unauthorized and illegal use and/or access to our systems, despite no breach in the security of our systems.
In addition to losses directly from such fraud, whether through contractual obligations or otherwise, which could occur in some cases, we may also suffer a loss of confidence by our clients or by governmental agencies in our ability to detect and mitigate fraudulent activity, and such governmental authorities may refuse to allow us to continue to offer such services or products. For example, a person with malicious intent may create a new account with stolen information or unlawfully take existing user account and password information from our clients to electronically file fraudulent federal and state tax returns, which could impede our clients' ability to file their tax returns and receive refunds (or other amounts due) and diminish public perception of the security and reliability of our services and products, despite no breach in the security of our systems. We have also experienced, and may in the future continue to experience, first party fraud, whereby an individual uses their own identity or account to engage in fraudulent activities.
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
An interruption in our information systems, or those of our franchisees or a third party on which we rely, or an interruption in our or a third party's connection to the internet, could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.
We, our franchisees, and other third parties material to our business operations rely heavily upon communications, networks, and information systems and the internet to conduct our business (including third-party internet-based or cloud computing services, technology platforms, and the information systems of our key vendors). These

10	2026 Form 10-K | H&R Block, Inc.

networks, systems, and operations are potentially vulnerable to damage or interruption from upgrades and maintenance, network failure, hardware failure, software failure, power or telecommunications failures, cyberattacks, human error, and natural disasters. As our tax preparation business is seasonal, our systems must be capable of processing high volumes during our peak periods. Therefore, any failure or interruption in our information systems, or information systems of our franchisees or a private or government third party on which we rely, or an interruption in our or a third party's connection to the internet or other critical business capability during our busiest periods, could negatively impact our business operations and reputation, and increase our risk of loss.
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
Tax laws and tax forms are subject to change each year, and the nature and timing of such changes are unpredictable. As a part of our business, we must incorporate any changes to tax laws and tax forms into our tax service and product offerings, including our online and mobile applications and desktop software. The unpredictable nature, timing and effective dates of changes to tax laws and tax forms can result in condensed development cycles for our tax service and product offerings because our clients expect high levels of accuracy and a timely launch of such offerings to prepare and file their taxes by the applicable tax filing deadlines and, in turn, receive any tax refund amounts on a timely basis. From time to time, we review and enhance our quality controls for preparing accurate tax returns, but it is not feasible to prevent inaccuracies in all cases.
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

H&R Block, Inc. | 2026 Form 10-K	11

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
Historically, we have contracted, and in the future we will likely continue to contract, with a single vendor or a limited number of vendors to provide certain key services or products for our tax, financial, and other services and products. A few examples of this type of reliance include: our relationships with Fidelity National Information Services, Inc. (FIS), or similar vendors, for data processing and card production services; Pathward®, N.A. (Pathward), a wholly-owned subsidiary of Pathward Financial, Inc., for the issuance of RTs, EAs, RAs, Emerald Cards, and Spruce accounts; and Microsoft Corporation, for enterprise technology solutions. In certain instances, we are vulnerable to vendor error, service inefficiencies, data breaches, service interruptions, or service delays, and such issues by our key vendors in providing services to or for us could result in material losses for us due to the nature of the services being provided or our contractual relationships with our vendors. If any material adverse event were to affect one of our key vendors or if we are no longer able to contract with our key vendors for any reason, we may be forced to find an alternative provider for these critical services. In certain cases, there may be limited alternative providers capable of replacing these services within a reasonable timeframe or on commercially acceptable terms, or at all, and transitioning to alternative service providers could be costly and disruptive.
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

12	2026 Form 10-K | H&R Block, Inc.

The specialized and highly seasonal nature of our business presents financial risks and operational and human capital challenges.
Our business is highly seasonal, with the substantial portion of our revenue earned from February through April in a typical year. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us, including (1) cash and resource management during the remainder of our fiscal year, when we generally operate at a loss and incur fixed costs and costs of preparing for the upcoming tax season, (2) responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season, (3) disruptions, delays, or extensions in a tax season, including those caused by reduced governmental resources (including workforce reductions), pandemics, or severe weather, (4) client dissatisfaction issues or negative social media campaigns, which may not be timely discovered or satisfactorily addressed, and (5) ensuring optimal uninterrupted operations and service delivery during the tax season, which may be disrupted by natural or manmade disasters, extreme weather conditions, pandemics or endemics, catastrophes, or a wide variety of events within or outside of our control. In addition, this concentration may amplify the impact of any systems interruptions or failures, cybersecurity incidents, processing errors, or third-party service disruptions occurring during peak periods. Any unanticipated changes to federal or state tax filing deadlines may further amplify the impact of seasonality on our business and affect the comparability of our financial results from period to period. If we experience significant business disruptions during the tax season or if we are unable to effectively address the challenges described above and related challenges associated with a seasonal business, we could experience a loss, disruption, or change in timing of business, which could have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows.

We rely on the performance of key personnel, including our executive leadership and other key associates, and we may be unable to attract and retain key personnel or fully control or accurately predict our labor costs.
Our business depends on our ability to attract, develop, motivate, and retain key personnel in a timely manner, including members of our executive team and those in seasonal tax preparation positions (which may necessitate specialized skill sets and be required on short notice during any extended tax season or to serve extended filers) or with other required specialized expertise, such as technical positions (including with respect to cybersecurity, artificial intelligence, and machine learning). Changes in our management team resulting from the hiring or departure of executives and key associates from time to time could disrupt our business. Executive leadership transition periods may negatively impact operations due to increased or unanticipated expenses, operational inefficiencies, uncertainty, decreased employee morale and productivity, or increased turnover.
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
Artificial intelligence and emerging technologies may expose us to operational, regulatory, competitive, and reputational risks.
We are increasingly incorporating artificial intelligence, machine learning, and automation technologies into our services, products, and internal operations, and we rely on third-party providers and systems for certain of these capabilities. The development, deployment, and use of these technologies are still in their early stages and involve risks and uncertainties, including the possibility of inaccurate, incomplete, or biased outputs, data breaches, improper use by our associates, clients, or third parties, or other unintended consequences. In addition, third parties may deploy artificial intelligence technologies in a manner that could reduce the demand for our services and products.

H&R Block, Inc. | 2026 Form 10-K	13

The legal and regulatory landscape surrounding artificial intelligence is rapidly evolving, and new laws, regulations, or interpretations may impose additional requirements or limit our ability to develop or deploy these technologies, which may increase compliance costs or require changes to certain of our products, services, or business practices.
In addition, the use of artificial intelligence may give rise to legal, regulatory, or reputational risks, including those related to cybersecurity, data privacy, intellectual property, consumer protection, and the accuracy of outputs provided to clients. Any failure by us or third parties on which we rely to appropriately develop, implement, or manage these technologies, or any perceived or actual issues arising from their use, could adversely affect our reputation, client trust, and financial performance.
Our business depends on our strong reputation and the value of our brands.
Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future services and products and is an important element in attracting new clients. In addition, our franchisees operate their businesses under our brands. Adverse publicity (whether or not justified) relating to events or activities involving or attributed to us, our franchisees, employees, vendors, or agents or our services or products, which may be enhanced due to the nature of social media, may tarnish our reputation and reduce the value of our brands. Our reputation also may be damaged by negative perceptions that our clients, employees, franchisees, and shareholders may have about our action or inaction on social or political issues. In addition, steps have been taken to reduce government spending, including with respect to the IRS. A significant reduction in IRS resources may increase the likelihood of governmental delays or errors in processing returns or refunds, as well as poor customer service experiences, and clients may mistakenly attribute such delays, errors, or experiences to our services or products. Damage to our reputation and loss of brand equity may reduce demand for our services and products and thus have an adverse effect on our future financial results, as well as require additional resources to rebuild our reputation and restore the value of our brands.
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
We have international operations, including tax preparation businesses in Canada and Australia, a technology and shared services centers in India, a technology center in Ireland, and Wave® in Canada. In addition, we prepare U.S. federal and state tax returns for taxpayers residing in foreign jurisdictions, including the European Union (EU), and we and certain of our franchisees operate and provide other services in foreign jurisdictions. We may consider expansion opportunities in additional countries in the future and there is uncertainty about our ability to generate revenues from new or emerging foreign operations or expand into other international markets. Additionally, there are risks inherent in doing business internationally, including: (1) changes in trade regulations; (2) difficulties in managing foreign operations as a result of distance, language, and cultural differences; (3) profit repatriation restrictions and fluctuations in foreign currency exchange rates; (4) geopolitical events, including acts of war and terrorism, and economic and political instability; (5) compliance with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and other applicable foreign anti-corruption laws; (6) compliance with U.S. and international

14	2026 Form 10-K | H&R Block, Inc.

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
INFORMATION SECURITY, CYBERSECURITY, AND DATA PRIVACY RISKS
Compliance with complex and evolving laws, regulations, standards, and contractual requirements regarding privacy and data protection could require changes in our business practices and increase costs of operation; failure to comply could result in significant claims, fines, penalties, and damages.
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
Numerous jurisdictions have passed, and may in the future pass, new laws related to the collection, use, and retention of consumer or employee information and this area continues to be an area of interest for U.S. federal, state, and foreign governmental authorities. For example, several states have adopted comprehensive privacy laws. Subject to certain exceptions, many of these laws impose requirements on how businesses collect, process, manage, and retain certain personal information, and they often provide individuals with various rights regarding personal information collected by a business. In addition, other jurisdictions have adopted or may in the future adopt their own different privacy laws These laws may contain different requirements or may be interpreted and applied inconsistently from jurisdiction to jurisdiction. Furthermore, various jurisdictions are considering regulatory frameworks for artificial intelligence and have passed, or may in the future pass, laws and regulations that impact existing privacy and data protection requirements. Our increasing use of artificial intelligence and data-driven technologies may further complicate compliance with these requirements.
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

H&R Block, Inc. | 2026 Form 10-K	15

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
We offer a range of services and products to our clients, including tax return preparation solutions, financial services and products, and small business solutions through our company-owned or franchise offices and online. Due to the nature of these services and products, we use multiple digital technologies to collect, transmit, and store high volumes of client personal information. We also collect, use, and retain other sensitive, nonpublic information, such as employee social security numbers, healthcare information, and payroll information, as well as confidential, nonpublic business information. Certain third parties and vendors have access to personal information to help deliver client benefits, services, and products, or may host certain of our and our clients’ sensitive and personal information and data. The interconnected nature of our systems, platforms, and third-party relationships may increase the scope of data potentially exposed in a single incident. Information security risks continue to increase due in part to the increased adoption of and reliance upon digital technologies by companies and consumers, as well as the advancements of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated approaches and more frequent attacks. For example, artificial intelligence technologies are being used by bad actors to generate highly targeted phishing and social engineering campaigns, create synthetic or "deepfake" content designed to impersonate trusted individuals or bypass authentication protocol, and automate the discovery or exploitation of vulnerabilities. Our risk and exposure to these matters remain heightened due to a variety of factors including, among other things, (1) the evolving nature of these threats and related regulation, (2) the increased activity and sophistication of hostile foreign governments, organized crime, cyber criminals, and hackers that may initiate cyberattacks against us or third-party systems on which we rely using technology and other strategies that continue to evolve, including artificial intelligence and social engineering, (3) the prominence of our brand, (4) our and our franchisees' extensive office footprint, (5) our plans to continue to implement strategies for our online and mobile applications and our desktop software, (6) our use of third-party vendors, (7) our use of certain new technologies, such as artificial intelligence and machine learning, and (8) the usage of remote working arrangements by our associates, franchisees, and third-party vendors.
Cybersecurity risks may result from fraud or malice from external or internal actors (a cyberattack), human error, or accidental technological failure. Cyberattacks are designed to electronically circumvent network security for malicious purposes such as unlawfully obtaining personal information, extortion, disrupting our ability to offer services, damaging our brand and reputation, stealing our intellectual property, or advancing social or political agendas. We face a variety of cyberattack threats including malware, phishing attacks, social engineering, insider threats, denial of service attacks, ransomware, and other sophisticated attacks.
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

16	2026 Form 10-K | H&R Block, Inc.

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
Unauthorized access to personal information has in the past, and may in the future, cause us to determine that it is required or advisable for us to notify affected individuals, regulators, or others under applicable privacy laws and regulations or otherwise. Security breach remediation could also require us to expend significant resources to assist impacted individuals, repair damaged systems, implement modified information security measures, and maintain client and business relationships. Other consequences could include reduced client demand for our services and products, loss of valuable intellectual property, reduced growth and profitability and negative impacts to future financial results, loss of our ability to deliver one or more services or products (e.g., inability to provide financial services or products or to accept and process credit or debit card transactions or tax returns), modifying or stopping existing business practices, legal actions, harm to our reputation and brands, fines, penalties, and other damages, and further regulation and oversight by U.S. federal, state, or foreign governmental authorities.
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
Federal and state regulators have broad powers to administer, investigate compliance with, and enforce laws governing financial services and products. In addition, state or local jurisdictions in which we operate have passed, and may in the future pass, new laws related to banking and the offering of financial products. These laws may contain different requirements or may be interpreted and applied inconsistently from jurisdiction to jurisdiction. Regulators may interpret existing laws, regulations, and rules in new and different ways as they attempt to apply them more broadly. For example, bank partnership arrangements are increasingly subject to heightened governmental scrutiny. It is difficult to predict how currently proposed or new regulations, or new interpretations of existing regulations, may impact the financial products we offer or may offer in the future.
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

H&R Block, Inc. | 2026 Form 10-K	17

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
Furthermore, certain of our services and product offerings may require or be perceived to require licenses to operate, and if we fail or are unable to comply with existing or new license requirements, we may be subject to fines or penalties and our ability to operate in certain jurisdictions may be materially restricted or prohibited entirely.
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

18	2026 Form 10-K | H&R Block, Inc.

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

H&R Block, Inc. | 2026 Form 10-K	19

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

20	2026 Form 10-K | H&R Block, Inc.

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
In addition, the Audit Committee receives regular reports on cybersecurity matters from the Chief Legal and Administrative Officer (CLAO) and the CISO. The Board of Directors is also updated by the CLAO and CISO on a periodic basis. Our CLAO, who reports directly to the President and CEO, has over 30 years of leadership experience across multiple industries in roles responsible for overseeing and managing risk. Our CISO, who reports directly to the CLAO, has extensive cybersecurity knowledge and skills gained from over 30 years of experience in consulting and technology roles, with more than 19 years of Information Security specialization. Our CISO is

H&R Block, Inc. | 2026 Form 10-K	21

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
We own our corporate headquarters, which is located in Kansas City, Missouri. Our Canadian executive offices are located in leased offices in Calgary, Alberta and Toronto, Ontario. Our Australian executive offices are located in a leased office in Thornleigh, New South Wales. We also lease shared services centers in Hyderabad and Trivandrum, India.
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
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND HOLDERS – H&R Block's common stock is traded on the New York Stock Exchange (NYSE) under the symbol HRB. On July 31, 2026, there were 10,895 shareholders of record and the closing stock price on the NYSE was $44.03 per share.
DIVIDENDS – Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.

22	2026 Form 10-K | H&R Block, Inc.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER – A summary of our purchases of H&R Block common stock during the fourth quarter of fiscal year 2026 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May be Purchased Under the Plans or Programs (2)
April 1 – April 30	—	$32.07	—	$700,000
May 1 - May 31	1,267	$37.70	1,266	$652,260
June 1 - June 30	1,410	$37.10	1,409	$599,999
	2,677	$37.38	2,675

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
An investment of $100, with reinvestment of all dividends, is assumed to have been made in our common stock and in each of the indexes on June 30, 2021, and its relative performance is tracked through June 30, 2026.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

H&R Block, Inc. | 2026 Form 10-K	23

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Our subsidiaries provide assisted and DIY tax preparation solutions through multiple channels (including in-person, online and mobile applications, virtual, and desktop software) and distribute H&R Block-branded services and products, including those of our bank partners, to the general public primarily in the U.S., Canada and Australia. Tax returns are either prepared by H&R Block tax professionals in one of our 6,802 company-owned or 1,814 franchise offices (as of March 31, 2026), virtually or via an online review or prepared and filed by our clients through our DIY tax solutions. We also offer small business solutions through our company-owned and franchise offices (including in-person, online and virtual) and online through Wave®. We report a single segment that includes all of our continuing operations.
A summary of our fiscal year 2026 results is as follows:
•Revenue increased $184.4 million, or 4.9%, largely due to increases in U.S. company-owned net average charge and tax return volume. International revenues increased due to favorable foreign currency exchange rates in Canada and Australia, and Wave® revenues increased as a result of higher subscription revenue and payments volume. These increases were partially offset by lower U.S. royalties revenue due to lower franchise tax return volumes, which was primarily driven by franchise acquisitions. During the year we purchased franchise offices which resulted in increasing tax preparation revenues and decreasing royalties as the revenues and returns become company-owned after the acquisition.
•Operating expenses increased $104.7 million, or 3.6%, due to higher compensation and benefits, occupancy, and technology costs.
•Pretax income increased $72.5 million, or 9.3%.
•Income tax expense decreased $54.4 million, or 31.6%, primarily due to the settlement of an IRS examination of our 2020 U.S. federal income tax return and related carryback claims to the 2015 through 2018 tax years.
•Net income from continuing operations of $736.3 million increased 20.8% from the prior year.
•EBITDA(1) of $1,056.9 million increased $80.6 million, or 8.3%.
•Diluted earnings per share from continuing operations increased $1.27, or 28.7%, and adjusted diluted earnings per share from continuing operations(1) increased $0.65, or 13.9%.
(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

24	2026 Form 10-K | H&R Block, Inc.

Consolidated – Financial Results			(in 000s, except per share amounts)
Year ended June 30,	2026	2025	$ Change	% Change
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$2,560,895	$2,413,229	$147,666	6.1%
Royalties	185,429	192,877	(7,448)	(3.9)%
DIY tax preparation	384,618	383,738	880	0.2%
Refund Transfers	145,132	137,526	7,606	5.5%
Peace of Mind® Extended Service Plan	84,611	87,326	(2,715)	(3.1)%
Tax Identity Shield®	34,185	29,920	4,265	14.3%
Other	62,978	58,318	4,660	8.0%
Total U.S. tax preparation and related services	3,457,848	3,302,934	154,914	4.7%
Financial services:
Emerald Card® and SpruceSM	68,815	72,888	(4,073)	(5.6)%
Interest and fee income on Emerald Advance®	30,653	28,958	1,695	5.9%
Total financial services	99,468	101,846	(2,378)	(2.3)%
International	265,382	246,993	18,389	7.4%
Wave®	122,694	109,222	13,472	12.3%
Total revenues	$3,945,392	$3,760,995	$184,397	4.9%
Compensation and benefits:
Field wages	996,666	927,360	(69,306)	(7.5)%
Other wages	310,788	306,999	(3,789)	(1.2)%
Benefits and other compensation	256,574	250,729	(5,845)	(2.3)%
	1,564,028	1,485,088	(78,940)	(5.3)%
Occupancy	457,199	438,868	(18,331)	(4.2)%
Marketing and advertising	277,811	285,800	7,989	2.8%
Depreciation and amortization	122,440	116,827	(5,613)	(4.8)%
Bad debt	75,901	74,584	(1,317)	(1.8)%
Other	540,327	531,858	(8,469)	(1.6)%
Total operating expenses	3,037,706	2,933,025	(104,681)	(3.6)%
Other income (expense), net	26,813	31,546	(4,733)	(15.0)%
Interest expense on borrowings	(80,611)	(78,113)	(2,498)	(3.2)%
Income from continuing operations before income taxes	853,888	781,403	72,485	9.3%
Income taxes	117,570	171,953	54,383	31.6%
Net income from continuing operations	736,318	609,450	126,868	20.8%
Net loss from discontinued operations	(2,722)	(3,677)	955	26.0%
Net income	$733,596	$605,773	$127,823	21.1%
DILUTED EARNINGS PER SHARE:
Continuing operations	$5.69	$4.42	$1.27	28.7%
Discontinued operations	(0.03)	(0.03)	—	—%
Consolidated	$5.66	$4.39	$1.27	28.9%
Adjusted diluted EPS(1)	$5.31	$4.66	$0.65	13.9%
EBITDA(1)	$1,056,939	$976,343	$80,596	8.3%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

H&R Block, Inc. | 2026 Form 10-K	25

FISCAL YEAR 2026 COMPARED TO FISCAL YEAR 2025
Revenues increased $184.4 million, or 4.9%, from the prior year. U.S. assisted tax preparation revenues increased $147.7 million, or 6.1%, due to a 4.0% increase in net average charge combined with a 2.0% increase in company-owned tax return volumes in the current year. U.S. royalties revenue decreased $7.4 million, or 3.9%, due to lower franchise tax return volumes, which was primarily driven by franchise acquisitions. During the year we purchased franchise offices, which resulted in increasing tax preparation revenues and decreasing royalties as the revenues and returns become company-owned after the acquisition. During the year ended June 30, 2026 our total assisted tax return volume, which includes both company-owned and franchise offices, decreased 0.1% from the prior year due to a decrease in franchise tax return volumes, partially offset by an increase in company-owned tax return volumes.
U.S. DIY tax preparation revenues increased $0.9 million, or 0.2%, due to a 4.2% increase in paid net average charge.
International revenues increased $18.4 million, or 7.4%, due to favorable foreign currency exchange rates in Canada and Australia. Wave® revenues increased $13.5 million, or 12.3%, as a result of higher subscription revenue and payments volume.
Total operating expenses increased $104.7 million, or 3.6%, from the prior year. Field wages increased $69.3 million, or 7.5%, due to increased tax professional wages as a result of higher U.S. assisted tax preparation revenues. Certain wage-related expenses are now being reported in field wages rather than other wages to better align with how costs are managed and evaluated internally. This change had no impact on total operating expenses, and prior period amounts have not been reclassified.
Occupancy expense increased $18.3 million, or 4.2%, due to an increase in number of leased offices, higher rent, and office-related expenses.
Marketing and advertising expense decreased $8.0 million, or 2.8%, primarily due to lower customer incentive expenses and lower online and television advertising, partially offset by higher advertising production expenses.
Other operating expenses increased $8.5 million, or 1.6%. The components of other expenses are as follows:

				(in 000s)
Year ended June 30,	2026	2025	$ Change	% Change
Consulting and outsourced services	$105,406	$104,003	$(1,403)	(1.3)%
Bank partner fees	32,421	32,152	(269)	(0.8)%
Client claims and refunds	26,779	27,422	643	2.3%
Employee and travel expenses	32,991	35,646	2,655	7.4%
Technology-related expenses	129,270	119,241	(10,029)	(8.4)%
Credit card/bank charges	115,569	109,202	(6,367)	(5.8)%
Insurance	13,465	17,225	3,760	21.8%
Legal fees and settlements	37,044	37,819	775	2.0%
Supplies	23,649	20,777	(2,872)	(13.8)%
Other	23,733	28,371	4,638	16.3%
	$540,327	$531,858	$(8,469)	(1.6)%

Technology-related expenses increased by $10.0 million, or 8.4%, due to higher cloud-related technology spend. Credit card and bank charges increased by $6.4 million, or 5.8% primarily due to higher small business payments transaction fees and credit card fees associated with higher tax preparation revenues.
We recorded income tax expense of $117.6 million in the current year compared to $172.0 million in the prior year. The effective tax rate for the year ended June 30, 2026, and 2025 was 13.8% and 22.0%, respectively. The decrease in the effective tax rate was primarily attributable to the settlement of an IRS examination of our 2020 U.S. federal income tax return and related carryback claims to the 2015 through 2018 tax years. The closure of the IRS examination resulted in a discrete income tax benefit of $84.1 million, which was recorded in income tax expense. See Item 8, note 9 to the consolidated financial statements for additional discussion.

26	2026 Form 10-K | H&R Block, Inc.

FISCAL YEAR 2025 COMPARED TO FISCAL YEAR 2024
The comparison of fiscal year 2025 to 2024 has been omitted from this Form 10-K, but can be found in our Form 10-K for the fiscal year ended June 30, 2025, filed on August 15, 2024.
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
Given the likely availability of a number of liquidity options discussed herein, we believe that in the absence of any unexpected developments, our existing sources of capital as of June 30, 2026 are sufficient to meet our future operating and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for fiscal year 2026 and 2025. See Item 8 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Year ended June 30,	2026	2025
Net cash provided by (used in):
Operating activities	$838,695	$680,883
Investing activities	(124,809)	(105,373)
Financing activities	(734,220)	(647,443)
Effects of exchange rates on cash	(4,904)	(121)
Net increase (decrease) in cash and cash equivalents, including restricted balances	$(25,238)	$(72,054)

    Operating Activities. Cash provided by operating activities totaled $838.7 million for the year ended June 30, 2026 compared to $680.9 million in the prior year period. The increase is primarily due to higher net income, accrued wages and deferred revenue, partially offset by the release of income tax reserves associated with the settlement of the IRS examination of our 2020 U.S. federal income tax return and related carryback claims to the 2015 through 2018 tax years.
    Investing Activities. Cash used in investing activities totaled $124.8 million for the year ended June 30, 2026 compared to $105.4 million for the prior year period. The increase is primarily due to higher payments made for business acquisitions in the current year.
    Financing Activities. Cash used in financing activities totaled $734.2 million for the year ended June 30, 2026 compared to $647.4 million for the prior year period. The increase is primarily due to higher repurchases of common stock and dividends in the current year.
    CASH REQUIREMENTS –
    Dividends and Share Repurchase. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares has historically been a significant component of our capital allocation plan.
    We have consistently paid quarterly dividends. Dividends paid totaled $211.0 million and $197.3 million in the years ended June 30, 2026 and 2025, respectively. Although we have historically paid dividends and plan to

H&R Block, Inc. | 2026 Form 10-K	27

continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.
On August 15, 2024, the Board of Directors approved a $1.5 billion share repurchase program. The repurchase program does not have an expiration date and replaced the previously existing share repurchase program.
During the year ended June 30, 2026, we repurchased $500.3 million of our common stock at an average price of $47.48 per share, excluding excise taxes in connection with such repurchases. In the prior year, we repurchased $400.1 million of our common stock at an average price of $61.10 per share, excluding excise taxes in connection with such repurchases. Our current share repurchase program has remaining authorization of $600.0 million and does not have an expiration date.
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
The following table summarizes our shares outstanding, shares repurchased, and annual dividends per share:

(in 000s, except per share amounts)
Year ended June 30,	2026	2025	2024
Shares outstanding	124,175	133,947	139,591
Shares repurchased	10,535	6,549	8,020
Dividends declared per share	$1.68	$1.50	$1.28
    Capital Investment. Capital expenditures totaled $82.6 million and $82.0 million for the years ended June 30, 2026 and 2025, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchise and competitor businesses totaling $57.6 million and $35.5 million during the years ended June 30, 2026 and 2025, respectively. See Item 8, note 6 for additional information on our acquisitions.
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
    FINANCING RESOURCES – On July 11, 2025, we entered into a Fifth Amended and Restated Credit and Guarantee Agreement (2025 CLOC), which amended and restated our existing CLOC, extended the scheduled maturity date to July 11, 2030, maintained the aggregate principal amount of $1.5 billion, and revised the interest rate table. All other material terms remain substantially unchanged from the Fourth Amended and Restated Credit and Guarantee Agreement. Proceeds under the 2025 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with our 2025 CLOC covenants as of June 30, 2026. As of June 30, 2026, amounts available to borrow under the 2025 CLOC were not limited by the debt-to-EBITDA covenant. We had no balance outstanding under our 2025 CLOC as of June 30, 2026.
On August 26, 2025, we issued $350.0 million of 5.375% Senior Notes due September 15, 2032 (2032 Senior Notes). We redeemed our 5.250% notes due October 2025 (2025 Senior Notes) at 100% of the principal amount, plus accrued and unpaid interest, on September 19, 2025.
    See Item 8, note 7 for additional information on our 2025 CLOC and Senior Notes.

28	2026 Form 10-K | H&R Block, Inc.

The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of June 30, 2026 and 2025:

As of	June 30, 2026			June 30, 2025
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable
CASH AND OTHER ASSETS – As of June 30, 2026, we held cash and cash equivalents, excluding restricted amounts, of $958.7 million, including $238.6 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are sometimes funded by our U.S. operations. To mitigate foreign currency risk, we may enter into foreign exchange forward contracts. There were no forward contracts outstanding as of June 30, 2026.
We do not intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $4.9 million and $0.1 million during the years ended June 30, 2026 and 2025, respectively.
SUMMARIZED GUARANTOR FINANCIAL STATEMENTS – Block Financial is a 100% owned indirect subsidiary of H&R Block, Inc. Block Financial is the Issuer and H&R Block, Inc. is the full and unconditional Guarantor of our Senior Notes, 2025 CLOC and other indebtedness issued from time to time.
The following table presents summarized financial information for H&R Block, Inc. (Guarantor) and Block Financial (Issuer) on a combined basis after intercompany eliminations and excludes investments in and equity earnings in non-guarantor subsidiaries.

SUMMARIZED BALANCE SHEET	(in 000s)
As of June 30, 2026	GUARANTOR AND ISSUER
Current assets	$32,872
Noncurrent assets	1,878,969
Current liabilities	85,795
Noncurrent liabilities	1,495,419

SUMMARIZED STATEMENTS OF OPERATIONS	(in 000s)
Year ended June 30, 2026	GUARANTOR AND ISSUER
Total revenues	$123,960
Income from continuing operations before income taxes	55,541
Net income from continuing operations	42,766
Net income	40,044

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
See Item 8, note 1 to the consolidated financial statements for discussion of our significant accounting policies.

H&R Block, Inc. | 2026 Form 10-K	29

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
Sensitivity of Estimate to Change. It is reasonably possible that pending or future litigation and other related loss contingencies may vary from the amounts accrued. Our estimate of the aggregate range of reasonably possible losses includes (1) matters where a liability has been accrued and there is a reasonably possible loss in excess of the amount accrued for that liability, and (2) matters where a liability has not been accrued but we believe a loss is reasonably possible. This aggregate range represents only those losses as to which we are currently able to estimate a reasonably possible loss or range of loss. It does not represent our maximum loss exposure. As of June 30, 2026, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

30	2026 Form 10-K | H&R Block, Inc.

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

H&R Block, Inc. | 2026 Form 10-K	31

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
The following is a reconciliation of net income to EBITDA from continuing operations, which is a non-GAAP financial measure:

(in 000s)
Year ended	June 30, 2026	June 30, 2025
Net income - as reported	$733,596	$605,773
Discontinued operations, net	2,722	3,677
Net income from continuing operations - as reported	736,318	609,450
Add back:
Income taxes	117,570	171,953
Interest expense	80,611	78,113
Depreciation and amortization	122,440	116,827
	320,621	366,893
EBITDA from continuing operations	$1,056,939	$976,343

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which is a non-GAAP financial measure:

(in 000s, except per share amounts)
Year ended	June 30, 2026	June 30, 2025
Net income from continuing operations - as reported	$736,318	$609,450
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	46,870	44,673
Discrete tax impact of IRS examination settlements	(84,113)	—
Tax effect of adjustments(1)	(11,119)	(10,865)
Adjusted net income from continuing operations	$687,956	$643,258
Diluted earnings per share from continuing operations - as reported	$5.69	$4.42
Adjustments, net of tax	(0.38)	0.24
Adjusted diluted earnings per share from continuing operations	$5.31	$4.66

(1) The tax effect of adjustments is the difference between the tax provision calculation on a GAAP basis and on an adjusted non-GAAP basis.

32	2026 Form 10-K | H&R Block, Inc.

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
Interest expense on our CLOC borrowings is determined based on short-term interest rates. As our CLOC borrowings are generally seasonal, interest rate risk typically increases during the months of November through March. We had no outstanding balance on our 2025 CLOC as of June 30, 2026.
Our long-term debt as of June 30, 2026, consists of fixed-rate Senior Notes; therefore, a change in interest rates would have no impact on consolidated pretax earnings until these notes mature or are refinanced. The interest we pay on our Senior Notes is fixed and is subject to adjustment based upon our credit ratings. See Item 8, note 7 to the consolidated financial statements.
FOREIGN EXCHANGE RATE RISK
Our operations in international markets are exposed to movements in currency exchange rates. The currencies primarily involved are the Canadian dollar and the Australian dollar. We translate revenues and expenses related to these operations at the average of exchange rates in effect during the period. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at exchange rates at the end of the year. Translation adjustments are recorded as a separate component of other comprehensive income in stockholders' equity. Translation of financial results into U.S. dollars does not presently materially affect, and has not historically materially affected, our consolidated financial results, although such changes do affect the year-to-year comparability of the operating results in U.S. dollars of our international businesses. The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $4.9 million and $0.1 million during the years ended June 30, 2026 and 2025, respectively. We estimate a 10% change in foreign exchange rates by itself would impact consolidated pretax income for the years ended June 30, 2026 and 2025 by $5.1 million and $4.5 million, respectively, and cash balances, excluding restricted balances, as of June 30, 2026 and 2025 by $23.3 million and $19.7 million, respectively.
We generally use foreign exchange forward contracts to mitigate foreign currency exchange rate risk for loans we advance to our Canadian operations. We had no forward contracts outstanding at June 30, 2026 or 2025.

H&R Block, Inc. | 2026 Form 10-K	33

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
Deloitte & Touche LLP audited our consolidated financial statements for the fiscal years 2026, 2025 and 2024. The audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 12a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework, as of June 30, 2026.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO, using the 2013 framework. The Company's external auditor, Deloitte & Touche LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ Curtis A. Campbell	/s/ Tiffany L. Mason
Curtis A. Campbell	Tiffany L. Mason
President and Chief Executive Officer	Chief Financial Officer

34	2026 Form 10-K | H&R Block, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of H&R Block, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of H&R Block, Inc. and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

H&R Block, Inc. | 2026 Form 10-K	35

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

/s/ Deloitte & Touche LLP
Kansas City, Missouri
August 14, 2026

We have served as the Company's auditor since 2007.

36	2026 Form 10-K | H&R Block, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of H&R Block, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of H&R Block, Inc. and subsidiaries (the "Company") as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated August 14, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Kansas City, Missouri
August 14, 2026

H&R Block, Inc. | 2026 Form 10-K	37

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME		(in 000s, except per share amounts)
Year ended June 30,	2026	2025	2024
REVENUES:
Service revenues	$3,664,040	$3,473,932	$3,302,337
Royalty, product and other revenues	281,352	287,063	308,010
	3,945,392	3,760,995	3,610,347
OPERATING EXPENSES:
Costs of revenues	2,196,407	2,086,111	1,991,566
Selling, general and administrative	841,299	846,914	813,504
Total operating expenses	3,037,706	2,933,025	2,805,070
Other income (expense), net	26,813	31,546	36,125
Interest expense on borrowings	(80,611)	(78,113)	(79,080)
Income from continuing operations before income taxes	853,888	781,403	762,322
Income taxes	117,570	171,953	164,359
Net income from continuing operations	736,318	609,450	597,963
Net loss from discontinued operations, net of tax benefits of $812, $1,100 and $790	(2,722)	(3,677)	(2,646)
NET INCOME	$733,596	$605,773	$595,317
BASIC EARNINGS PER SHARE:
Continuing operations	$5.74	$4.47	$4.20
Discontinued operations	(0.02)	(0.02)	(0.02)
Consolidated	$5.72	$4.45	$4.18
DILUTED EARNINGS PER SHARE:
Continuing operations	$5.69	$4.42	$4.14
Discontinued operations	(0.03)	(0.03)	(0.02)
Consolidated	$5.66	$4.39	$4.12
COMPREHENSIVE INCOME:
Net income	$733,596	$605,773	$595,317
Change in foreign currency translation adjustments	(16,333)	1,090	(11,746)
Other comprehensive income (loss)	(16,333)	1,090	(11,746)
Comprehensive income	$717,263	$606,863	$583,571

See accompanying notes to consolidated financial statements.

38	2026 Form 10-K | H&R Block, Inc.

CONSOLIDATED BALANCE SHEETS	(in 000s, except share and per share amounts)
As of	June 30, 2026	June 30, 2025
ASSETS
Cash and cash equivalents	$958,706	$983,277
Cash and cash equivalents - restricted	19,195	19,862
Receivables, less allowance for credit losses of $57,504 and $55,775	58,248	63,621
Prepaid expenses and other current assets	89,408	95,788
Total current assets	1,125,557	1,162,548
Property and equipment, at cost, less accumulated depreciation and amortization of $863,795 and $828,744	141,456	135,068
Operating lease right of use asset	597,641	521,215
Intangible assets, net	266,986	259,412
Goodwill	812,543	802,053
Deferred tax assets and income taxes receivable	239,745	317,691
Other noncurrent assets	72,423	65,911
Total assets	$3,256,351	$3,263,898
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$156,330	$144,046
Accrued salaries, wages and payroll taxes	121,878	107,375
Accrued income taxes and reserves for uncertain tax positions	266,184	296,244
Current portion of long-term debt	—	349,893
Operating lease liabilities	228,760	209,203
Deferred revenue and other current liabilities	220,273	191,849
Total current liabilities	993,425	1,298,610
Long-term debt	1,491,493	1,143,305
Deferred tax liabilities and reserves for uncertain tax positions	163,660	306,134
Operating lease liabilities	382,100	322,847
Deferred revenue and other noncurrent liabilities	108,185	104,106
Total liabilities	3,138,863	3,175,002
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $.01 per share, 800,000,000 shares authorized, shares issued of 153,831,735 and 164,367,434	1,538	1,644
Additional paid-in capital	784,363	766,998
Accumulated other comprehensive loss	(64,088)	(47,755)
Retained earnings	30,782	12,061
Less treasury shares of 29,657,150 and 30,420,033, at cost	(635,107)	(644,052)
Total stockholders' equity	117,488	88,896
Total liabilities and stockholders' equity	$3,256,351	$3,263,898

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2026 Form 10-K	39

CONSOLIDATED STATEMENTS OF CASH FLOWS			(in 000s)
Year ended June 30,	2026	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$733,596	$605,773	$595,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,440	116,827	121,784
Provision for credit losses	64,878	65,191	82,567
Deferred taxes	13,996	(34,612)	(40,940)
Stock-based compensation	30,478	32,503	34,277
Changes in assets and liabilities, net of acquisitions:
Receivables	(69,094)	(62,247)	(108,394)
Prepaid expenses, other current and noncurrent assets	(5,324)	3,183	(7,287)
Accounts payable, accrued expenses, salaries, wages and payroll taxes	13,565	(23,009)	(4,662)
Deferred revenue, other current and noncurrent liabilities	33,529	(1,575)	(28,507)
Income tax receivables, accrued income taxes and income tax reserves	(97,079)	(20,613)	75,444
Other, net	(2,290)	(538)	1,261
Net cash provided by operating activities	838,695	680,883	720,860
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(82,614)	(82,034)	(63,678)
Payments made for business acquisitions, net of cash acquired	(57,639)	(35,518)	(43,358)
Franchise loans funded	(18,453)	(21,705)	(18,891)
Payments from franchisees	28,097	23,786	24,926
Other, net	5,800	10,098	7,143
Net cash used in investing activities	(124,809)	(105,373)	(93,858)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit borrowings	(2,375,000)	(1,950,000)	(1,025,000)
Proceeds from line of credit borrowings	2,375,000	1,950,000	1,025,000
Repayments of long-term debt	(350,000)	—	—
Proceeds from issuance of long-term debt	346,980	—	—
Dividends paid	(211,005)	(197,330)	(179,775)
Repurchase of common stock, including shares surrendered	(512,905)	(437,133)	(379,569)
Other, net	(7,290)	(12,980)	(4,967)
Net cash used in financing activities	(734,220)	(647,443)	(564,311)
Effects of exchange rate changes on cash	(4,904)	(121)	(2,814)
Net increase (decrease) in cash and cash equivalents, including restricted balances	(25,238)	(72,054)	59,877
Cash, cash equivalents and restricted cash, beginning of the period	1,003,139	1,075,193	1,015,316
Cash, cash equivalents and restricted cash, end of the period	$977,901	$1,003,139	$1,075,193
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid (received), net (includes payments for purchased investment tax credits)	$202,134	$226,820	$131,173
Interest paid on borrowings	76,728	74,639	75,694
Accrued additions to property and equipment	3,996	2,591	3,052
Accrued dividends payable to common shareholders	52,627	50,208	44,653

See accompanying notes to consolidated financial statements.

40	2026 Form 10-K | H&R Block, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2023	178,936	$1,789	$770,376	$(37,099)	$(48,677)	(32,786)	$(654,325)	$32,064
Net income	—	—	—	—	595,317	—	—	595,317
Other comprehensive loss	—	—	—	(11,746)	—	—	—	(11,746)
Stock-based compensation	—	—	30,733	—	—	—	—	30,733
Stock-based awards exercised or vested	—	—	(33,794)	—	(3,703)	2,305	46,267	8,770
Acquisition of treasury shares(2)	—	—	—	—	—	(844)	(29,449)	(29,449)
Repurchase and retirement of common shares	(8,020)	(80)	(4,732)	—	(348,808)	—	—	(353,620)
Cash dividends declared - $1.28 per share	—	—	—	—	(181,475)	—	—	(181,475)
Balances as of June 30, 2024	170,916	$1,709	$762,583	$(48,845)	$12,654	(31,325)	$(637,507)	$90,594
Net income	—	—	—	—	605,773	—	—	605,773
Other comprehensive income	—	—	—	1,090	—	—	—	1,090
Stock-based compensation	—	—	31,132	—	—	—	—	31,132
Stock-based awards exercised or vested	—	—	(22,788)	—	(3,377)	1,492	30,490	4,325
Acquisition of treasury shares(2)	—	—	—	—	—	(587)	(37,035)	(37,035)
Repurchase and retirement of common shares	(6,549)	(65)	(3,929)	—	(400,104)	—	—	(404,098)
Cash dividends declared - $1.50 per share	—	—	—	—	(202,885)	—	—	(202,885)
Balances as of June 30, 2025	164,367	$1,644	$766,998	$(47,755)	$12,061	(30,420)	$(644,052)	$88,896
Net income	—	—	—	—	733,596	—	—	733,596
Other comprehensive income	—	—	—	(16,333)	—	—	—	(16,333)
Stock-based compensation	—	—	30,402	—	—	—	—	30,402
Stock-based awards exercised or vested	—	—	(6,821)	—	(2,521)	1,015	21,598	12,256
Acquisition of treasury shares(2)	—	—	—	—	—	(252)	(12,653)	(12,653)
Repurchase and retirement of common shares	(10,535)	(106)	(6,216)	—	(498,930)	—	—	(505,252)
Cash dividends declared - $1.68 per share	—	—	—	—	(213,424)	—	—	(213,424)
Balances as of June 30, 2026	153,832	$1,538	$784,363	$(64,088)	$30,782	(29,657)	$(635,107)	$117,488

(1)     The balance of our accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.
(2)    Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
    See accompanying notes to consolidated financial statements.

H&R Block, Inc. | 2026 Form 10-K	41

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
Outstanding checks in excess of funds on deposit (book overdrafts) included in accounts payable totaled $3.6 million and $2.4 million as of June 30, 2026 and 2025, respectively.
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

42	2026 Form 10-K | H&R Block, Inc.

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
FOREIGN CURRENCY – The financial statements of the Company’s foreign operations are translated into U.S. dollars. Assets and liabilities are translated at current exchange rates as of the balance sheet date, equity accounts at historical exchange rates, while income statement accounts are translated at the average rates in effect during the year. Translation adjustments are not included in net income, but are recorded as a separate component of other comprehensive income in stockholders' equity. Foreign currency gains and losses included in operating results for fiscal years 2026, 2025 and 2024 were not material.
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

H&R Block, Inc. | 2026 Form 10-K	43

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
Service revenues consist of assisted and online tax preparation revenues, fees for electronic filing, revenues from RTs, Emerald Card®, SpruceSM, Peace of Mind® (POM), Tax Identity Shield® (TIS) and small business services, including Wave®.
Assisted tax preparation. Services include tax preparation and electronic filing or printing of the completed tax return. Revenues from tax preparation and printing for clients that choose to print and mail their returns, are recognized when a completed return is accepted by the customer, generally at payment. Revenues for electronic filing are recognized when the return is electronically filed.
Royalties. Revenues are based on contractual percentages of franchise gross receipts and are generally recorded in the period in which the services are provided by the franchisee to the customer.
DIY tax preparation. Revenues include fees for online and desktop tax preparation software and for electronic filing or printing. Revenues for online software and printing for clients that choose to print and mail their returns, are recognized when the customer uses the software to complete a return and the completed return is accepted by the customer. Revenues for desktop software are recognized when the software is sold to the end user. Revenues for electronic filing are recognized when the return is electronically filed.
Refund Transfer. Revenues are recognized when the Internal Revenue Service (IRS) filing acknowledgment is received and the bank account is established at our bank partner, Pathward®, N.A. (Pathward), a wholly-owned subsidiary of Pathward Financial, Inc.
Emerald Card® and SpruceSM. Revenues consist of interchange income from the use of debit cards and fees paid by cardholders. Interchange income is a fee paid by merchants to our bank partner through the card networks. Revenues associated with Emerald Card® and SpruceSM are recognized based on card network authorization of cardholder transactions.
Peace of Mind® Extended Service Plan. Revenues are initially deferred and recognized over the term of the plan, based on the historical pattern of actual claims paid, as claims paid represent the transfer of POM services to

44	2026 Form 10-K | H&R Block, Inc.

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
Tax Identity Shield®. Revenues are initially deferred and are recognized as the various services are provided to the client, either by us or a third party, throughout the term of the contract, which generally ends on April 30th of the following year. TIS has multiple performance obligations where we provide clients assistance in helping protect their tax identity and access to services to help restore their tax identity, if necessary. Protection services include a daily scan of the dark web for personal information, a monthly scan for the client's social security number in credit header data, notifying clients if their information is detected on a tax return filed through H&R Block, obtaining additional IRS identity protections when eligible, and in our Plus plan, an identity health score which provides insight into the likelihood of future identity fraud.
Interest and fee income on Emerald Advance®. Interest income is recorded over the life of the loan and late fees are recorded when the loan becomes 15 days past due.
Wave®. Revenues primarily consist of fees received to process payment transactions and are generally calculated as a percentage of the transaction amounts processed. Revenues are recognized upon authorization of the transaction.
MARKETING AND ADVERTISING – Marketing and advertising costs are expensed as used and totaled $277.8 million, $285.8 million and $277.7 million in fiscal years 2026, 2025 and 2024, respectively.
EMPLOYEE BENEFIT PLANS – We have a 401(k) defined contribution plan in the U.S., and similar plans internationally, covering eligible full-time and seasonal employees following the completion of an eligibility period. Employer contributions to these plans are discretionary and totaled $30.0 million, $28.9 million and $25.7 million for continuing operations in fiscal years 2026, 2025 and 2024, respectively.
We have severance plans covering executives and eligible regular full-time or part-time active employees who incur a qualifying termination. Expenses related to severance benefits for continuing operations totaled $7.5 million, $8.4 million and $2.6 million in fiscal years 2026, 2025 and 2024, respectively.
NEW ACCOUNTING PRONOUNCEMENTS – In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2023-09 (ASU 2023-09), “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires companies to consistently categorize and disclose more detailed information about the income tax rate reconciliation and income taxes paid. The new disclosures include specific categories in the rate reconciliation, income taxes paid by federal, state, and foreign jurisdiction, and disaggregated pretax income and income tax expense between domestic and foreign jurisdictions. We adopted ASU 2023-09 during the year ended June 30, 2026, which will be applied on a prospective basis. The requirements of this ASU are disclosure-related and did not have an impact on our statement of operations or balance sheet. See Note 9.

H&R Block, Inc. | 2026 Form 10-K	45

NOTE 2: REVENUE RECOGNITION
The majority of our revenues are from our U.S. tax services business. The following table disaggregates our U.S. revenues by major service line, with revenues from our international tax services businesses and from Wave® included as separate lines:

			(in 000s)
Year ended June 30,	2026	2025	2024
Revenues:
U.S. assisted tax preparation	$2,560,895	$2,413,229	$2,274,835
U.S. royalties	185,429	192,877	204,802
U.S. DIY tax preparation	384,618	383,738	349,812
Refund Transfers	145,132	137,526	142,249
Peace of Mind® Extended Service Plan	84,611	87,326	93,087
Tax Identity Shield®	34,185	29,920	33,386
Emerald Card® and SpruceSM	68,815	72,888	76,093
Interest and fee income on Emerald Advance®	30,653	28,958	40,933
International	265,382	246,993	247,123
Wave®	122,694	109,222	96,472
Other	62,978	58,318	51,555
Total revenues	$3,945,392	$3,760,995	$3,610,347

Changes in the balances of deferred revenue and wages for POM are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Year ended June 30,	2026	2025	2026	2025
Balance, beginning of the year	$149,302	$156,610	$19,884	$20,212
Amounts deferred	111,349	94,888	14,317	12,755
Amounts recognized on previous deferrals	(96,497)	(102,196)	(12,461)	(13,083)
Balance, end of the year	$164,154	$149,302	$21,740	$19,884

As of June 30, 2026, deferred revenue related to POM was $164.2 million. We expect that $93.0 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years. POM deferred revenues are included in deferred revenue and other liabilities in the consolidated balance sheets. POM deferred wages are included in prepaid expenses and other current assets and other noncurrent assets.
As of June 30, 2026 and 2025, TIS deferred revenue was $28.2 million and $22.6 million, respectively. The related liabilities are included in deferred revenue and other current liabilities in the consolidated balance sheets. All deferred revenue related to TIS as of June 30, 2026 will be recognized by April 2027.
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

46	2026 Form 10-K | H&R Block, Inc.

The computations of basic and diluted earnings per share from continuing operations are as follows:

(in 000s, except per share amounts)
Year ended June 30,	2026	2025	2024
Net income from continuing operations attributable to shareholders	$736,318	$609,450	$597,963
Amounts allocated to participating securities	(3,686)	(2,771)	(2,390)
Net income from continuing operations attributable to common shareholders	$732,632	$606,679	$595,573

Basic weighted average common shares	127,644	135,629	141,932
Potential dilutive shares	1,222	1,711	1,958
Dilutive weighted average common shares	128,866	137,340	143,890

Earnings per share from continuing operations attributable to common shareholders:
Basic	$5.74	$4.47	$4.20
Diluted	5.69	4.42	4.14

Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 0.9 million, 0.3 million and 0.1 million shares of stock for fiscal years 2026, 2025 and 2024, respectively, as the effect would be antidilutive.
NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	June 30, 2026		June 30, 2025
	Short-term	Long-term	Short-term	Long-term
Loans to franchisees	$5,596	$11,336	$7,386	$16,402
Receivables for U.S. assisted and DIY tax preparation and related fees	13,667	11,943	15,896	6,361
H&R Block's Instant Refund® receivables	1,258	878	2,243	939
Emerald Advance®	11,133	24,786	13,899	22,816
Software receivables from retailers	1,623	—	2,582	—
Royalties and other receivables from franchisees	2,487	—	4,414	—
Wave® payment processing receivables	3,556	—	1,533	—
Other	18,928	649	15,668	498
	$58,248	$49,592	$63,621	$47,016

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets in the consolidated balance sheets.
Loans to Franchisees. Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and short-term lines of credit primarily for the purpose of funding seasonal working capital needs. Loans with a principal balance more than 90 days past due or on non-accrual status were $2.5 million and $3.1 million as of June 30, 2026 and June 30, 2025, respectively.
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

H&R Block, Inc. | 2026 Form 10-K	47

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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by tax return year of origination, as of June 30, 2026 are as follows:

		(in 000s)
Tax return year of origination	Balance	More Than 60 Days Past Due
2025	$1,663	$1,117
2024 and prior	1,000	1,000
	2,663	$2,117
Allowance	(527)
Net balance	$2,136

H&R Block Emerald Advance®. EA term loans are offered by our bank partner to clients, in November and December, in amounts of $350 to $1,500. EA term loans are interest bearing with principal and interest due in full on March 31, late fees assessed as of April 14, and any amounts unpaid are placed on non-accrual status as of April 30. We purchase participation interests in their loans, as discussed further in note 10.
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
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by fiscal year of origination as of June 30, 2026, are as follows:

		(in 000s)
Fiscal year of origination	Balance	Non-Accrual
2026	$28,955	$28,955
2025 and prior	24,566	24,566
	53,521	$53,521
Allowance	(17,602)
Net balance	$35,919

48	2026 Form 10-K | H&R Block, Inc.

Allowance for Credit Losses. Activity in the allowance for credit losses for EAs and all other short-term and long-term receivables for the years ended June 30, 2026, 2025 and 2024 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2023	$27,386	$35,108	$62,494
Provision for credit losses	33,864	48,703	82,567
Charge-offs, recoveries and other	(27,714)	(38,484)	(66,198)
Balances as of June 30, 2024	33,536	45,327	78,863
Provision for credit losses	19,663	45,528	65,191
Charge-offs, recoveries and other	(33,536)	(45,699)	(79,235)
Balances as of June 30, 2025	19,663	45,156	64,819
Provision for credit losses	17,602	47,276	64,878
Charge-offs, recoveries and other	(19,663)	(44,901)	(64,564)
Balances as of June 30, 2026	$17,602	$47,531	$65,133

For the year ended June 30, 2026, there were $19.7 million of gross charge-offs related to EAs which were originated in fiscal year 2025.
NOTE 5: PROPERTY AND EQUIPMENT
The components of property and equipment, net of accumulated depreciation and amortization, are as follows:

(in 000s)
As of	June 30, 2026	June 30, 2025
Buildings	$10,240	$12,919
Computers and other equipment	62,881	54,853
Leasehold improvements	67,792	66,758
Purchased software	155	151
Land and other non-depreciable assets	388	387
	$141,456	$135,068

Depreciation expense of property and equipment from continuing operations for fiscal years 2026, 2025 and 2024 was $75.1 million, $69.1 million and $60.7 million, respectively.
The carrying value of long-lived assets held outside the U.S., which is comprised of property and equipment, totaled $20.7 million and $20.9 million as of June 30, 2026 and 2025 respectively.
NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the periods ended June 30, 2026 and 2025 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2024	$923,523	$(138,297)	$785,226
Acquisitions(1)	15,579	—	15,579
Disposals and foreign currency changes, net	1,248	—	1,248
Impairments	—	—	—
Balances as of June 30, 2025	940,350	(138,297)	802,053
Acquisitions(1)	21,370	—	21,370
Disposals and foreign currency changes, net	(10,880)	—	(10,880)
Impairments	—	—	—
Balances as of June 30, 2026	$950,840	$(138,297)	$812,543

(1) All goodwill added during the period is expected to be tax-deductible for federal income tax reporting.

H&R Block, Inc. | 2026 Form 10-K	49

We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.
Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2026:
Reacquired franchise rights	$432,226	$(258,297)	$173,929
Customer relationships	376,133	(299,569)	76,564
Internally-developed software	118,768	(114,854)	3,914
Noncompete agreements	24,428	(21,056)	3,372
Purchased technology	68,100	(60,633)	7,467
Trade name	5,800	(4,060)	1,740
	$1,025,455	$(758,469)	$266,986
June 30, 2025:
Reacquired franchise rights	$415,700	$(243,330)	$172,370
Customer relationships	354,107	(287,067)	67,040
Internally-developed software	119,959	(117,604)	2,355
Noncompete agreements	23,070	(20,188)	2,882
Purchased technology	68,100	(55,655)	12,445
Trade name	5,800	(3,480)	2,320
	$986,736	$(727,324)	$259,412

Amortization of intangible assets from continuing operations for the fiscal years ended June 30, 2026, 2025 and 2024 was $47.4 million, $47.7 million and $61.1 million, respectively. Estimated amortization of intangible assets for fiscal years 2027, 2028, 2029, 2030 and 2031 is $46.6 million, $38.1 million, $29.1 million, $18.2 million and $10.1 million, respectively.
We made payments to acquire businesses totaling $57.6 million, $35.5 million and $43.4 million during the fiscal years ended June 30, 2026, 2025 and 2024, respectively. The amounts and weighted-average lives of assets acquired during fiscal year 2026, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Customer relationships	$34,721	5
Reacquired franchise rights	16,748	6
Internally-developed software	2,087	3
Noncompete agreements	1,546	5
Total	$55,102	5

50	2026 Form 10-K | H&R Block, Inc.

NOTE 7: LONG-TERM DEBT
The components of long-term debt are as follows:

(in 000s)
As of	June 30, 2026	June 30, 2025
Senior Notes, 5.250%, due October 2025 (1)	$—	$350,000
Senior Notes, 2.500%, due July 2028 (1)	500,000	500,000
Senior Notes, 3.875%, due August 2030 (1)	650,000	650,000
Senior Notes, 5.375%, due September 2032 (1)	350,000	—
Debt issuance costs and discounts	(8,507)	(6,802)
Total long-term debt	1,491,493	1,493,198
Less: Current portion	—	(349,893)
Long-term portion	$1,491,493	$1,143,305
Estimated fair value of long-term debt	$1,437,000	$1,437,000

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
UNSECURED COMMITTED LINE OF CREDIT - On July 11, 2025, we entered into a Fifth Amended and Restated Credit and Guarantee Agreement (2025 CLOC), which amended and restated our Fourth Amended and Restated Credit and Guarantee Agreement, extended the scheduled maturity date to July 11, 2030, maintained the aggregate principal amount of $1.5 billion, and revised the interest rate table. All other material terms remain substantially unchanged from our previous CLOC.
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
The 2025 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the 2025 CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2025 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2025 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of June 30, 2026.
We had no outstanding balance under the 2025 CLOC as of June 30, 2026 and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of June 30, 2026.

H&R Block, Inc. | 2026 Form 10-K	51

OTHER INFORMATION – The aggregate payments required to retire long-term debt are $500.0 million in fiscal year 2029, $650.0 million in fiscal year 2031 and $350.0 million in fiscal year 2033.
NOTE 8: STOCK-BASED COMPENSATION
We have a stock-based Long Term Incentive Plan (Plan), under which we can grant stock options, restricted shares, performance-based share units, restricted share units, deferred stock units and other forms of equity to employees, non-employee directors and consultants. Stock-based compensation expense and related tax items are as follows:

			(in 000s)
Year ended June 30,	2026	2025	2024
Stock-based compensation expense	$30,478	$32,503	$34,277
Tax benefit	4,831	11,621	11,567
Realized tax benefit	4,893	12,942	10,939

As of June 30, 2026, we had 8.4 million shares reserved for future awards under our Plan. We issue treasury shares to satisfy the exercise or vesting of stock-based awards and believe we have adequate treasury shares available for future issuances.
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
We also grant deferred stock units, and beginning in fiscal year 2026, restricted share units, to non-employee directors. Deferred stock units granted to non-employee directors prior to fiscal year 2026 vest when they are granted and are settled six months after the director separates from service as a director of the Company, except in the case of death. The director restricted share units provide for a one-year vesting term from the date of grant, subject to the director’s continued service as a director. Prior to receipt of the award, each director can elect to receive the shares of common stock either immediately upon vesting or to defer receipt of the shares until the six-month anniversary date of termination of service as a director.
All share units granted to employees and non-employee directors receive cumulative dividend equivalents to the extent of the units ultimately vesting at the time of distribution.

52	2026 Form 10-K | H&R Block, Inc.

A summary of restricted share units and deferred stock units, including those that are performance-based, for the year ended June 30, 2026, is as follows:

(shares in 000s)
	Restricted Share Units and Deferred Stock Units		Performance-Based Share Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Outstanding, beginning of the year	1,598	$39.10	692	$52.57
Granted(1)	641	48.87	378	49.10
Released	(384)	48.58	(215)	48.58
Forfeited	(131)	51.58	(107)	53.46
Outstanding, end of the year	1,724	$39.32	748	$52.05

(1)    Includes adjustments for performance achievement and dividend equivalents.
The total fair value of shares vesting during fiscal years 2026, 2025 and 2024 was $29.1 million, $46.3 million and $39.1 million, respectively. As of June 30, 2026, we had $45.4 million of total unrecognized compensation cost related to these shares. This cost is expected to be recognized over a weighted-average period of two years.
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

Year ended June 30,	2026	2025	2024
Expected volatility	17.19% - 99.93%	14.95% - 109.03%	10.17% - 157.11%
Expected term	3 years	3 years	3 years
Dividend yield (1)	0%	0%	0%
Risk-free interest rate	3.55%	3.77%	4.54%
Weighted-average fair value	$50.06	$67.09	$44.06

(1)The valuation model assumes that dividends are reinvested by the Company on a continuous basis.
NOTE 9: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the IRS and file tax returns in various state, local, and foreign jurisdictions. Tax returns are typically examined and either settled upon completion of the examination or through the appeals process. With respect to federal, state and local jurisdictions and countries outside of the U.S., we are typically subject to examination for three to six years after the income tax returns have been filed. Our U.S. federal income tax returns for tax years 2022 and prior have been examined or are otherwise closed. The IRS examination of the 2020 tax year is complete, although the statute of limitations remains open. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest, and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to federal, state, local or foreign audits.
The components of income from continuing operations upon which domestic and foreign income taxes have been provided are as follows:

(in 000s)
Year ended June 30,	2026	2025	2024
Domestic	$537,329	$437,971	$489,912
Foreign	316,559	343,432	272,410
Total income before income taxes	$853,888	$781,403	$762,322

H&R Block, Inc. | 2026 Form 10-K	53

The components of income tax expense for continuing operations are as follows:

(in 000s)
Year ended June 30,	2026	2025	2024
Current:
Federal	$13,481	$143,298	$191,664
State	13,059	30,716	9,695
Foreign	49,108	21,689	18,240
	75,648	195,703	219,599
Deferred:
Federal	8,940	(52,659)	(59,441)
State	(386)	(4,454)	(11,749)
Foreign	33,368	33,363	15,950
	41,922	(23,750)	(55,240)
Total income tax expense (benefit):
Federal	$22,421	$90,639	$132,223
State	12,673	26,262	(2,054)
Foreign	82,476	55,052	34,190
Total income taxes for continuing operations	$117,570	$171,953	$164,359

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

A reconciliation of income taxes for the year ended June 30, 2026, between the statutory U.S. federal tax rate and our effective tax rate from continuing operations is as follows:

(dollars in 000s)
Year ended June 30, 2026	Amount	Percent
U.S. statutory tax rate	$179,317	21.0%
State and local income taxes, net of federal benefit[1]	12,525	1.5%
Foreign tax effects
Ireland
Statutory income tax rate differential	(22,574)	(2.6)%
Other	7,790	0.9%
Other foreign jurisdictions	3,992	0.5%
Effects of cross-border tax laws, net of foreign tax credits
Global intangible low-taxed income	21,242	2.5%
Other	(1,453)	(0.2)%
Tax credits	(5,939)	(0.7)%
Nontaxable or nondeductible items	4,905	0.6%
Other	(2,388)	(0.3)%
Changes in unrecognized tax benefits	(79,847)	(9.4)%
Effective tax rate	$117,570	13.8%

(1) State taxes in California, Illinois, Minnesota, Texas, and New York make up greater than 50% of the tax effect in this category.

The reconciliation between the statutory U.S. federal tax rate and our effective tax rate from continuing operations for the years ended June 30, 2025 and 2024 is as follows:

54	2026 Form 10-K | H&R Block, Inc.

Year ended June 30,	2025	2024
U.S. statutory tax rate	21.0%	21.0%
Change in tax rate resulting from:
State income taxes, net of federal income tax benefit	1.3%	1.4%
Earnings taxed in foreign jurisdictions	(2.1)%	(1.9)%
Permanent differences	0.7%	0.7%
Uncertain tax positions	1.9%	(0.4)%
U.S. tax on income from foreign affiliates	1.7%	4.1%
Federal income tax credits	(1.6)%	(2.4)%
Foreign investment recapture	—%	2.6%
Change in valuation allowance - domestic	0.3%	—%
Change in valuation allowance - foreign	—%	(2.8)%
Other	(1.2)%	(0.7)%
Effective tax rate	22.0%	21.6%

Our effective tax rate from continuing operations was 13.8%, 22.0%, and 21.6% for fiscal years ended June 30, 2026, 2025, and 2024, respectively. The decrease in the effective tax rate for fiscal year 2026 is primarily attributable to the settlement of an IRS examination related to our 2020 U.S. federal income tax return and related carryback claims to tax years 2015 through 2018 tax years.
In the United States, on July 4, 2025, H.R. 1 was signed into law. Among other provisions, the legislation reinstates immediate expensing for domestic research and experimental expenditures, extends 100% bonus depreciation for qualified property placed in service beginning January 20, 2025, and makes certain other provisions of the Tax Cuts and Jobs Act permanent. The impact of this legislation is reflected in our financial statements for the fiscal year ended June 30, 2026, and there was no material impact on our effective tax rate.
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
We record a valuation allowance to reduce our deferred tax assets to the estimated amount that we believe is more likely than not to be realized. Determination of a valuation allowance for deferred tax assets requires that we make judgments about future matters that are not certain, including projections of future taxable income and evaluating potential tax-planning strategies

H&R Block, Inc. | 2026 Form 10-K	55

The significant components of deferred tax assets and liabilities are reflected in the following table:

(in 000s)
As of	June 30, 2026	June 30, 2025
Deferred tax assets:
Deferred revenue	19,165	33,435
Allowance for credit losses	26,485	30,098
Deferred and stock-based compensation	7,528	7,204
Net operating loss carry-forward	13,071	38,856
Tax credit carry-forward	8,513	6,569
Lease liabilities	151,596	130,911
Federal tax benefits related to state unrecognized tax benefits	26,172	31,061
Internally developed software	81,926	84,301
Intangibles - intellectual property	51,178	61,138
Property and equipment	8,973	1,873
Other	13,455	13,679
Valuation allowance	(19,789)	(18,538)
Total deferred tax assets	388,273	420,587
Deferred tax liabilities:
Prepaid expenses and other	(17,706)	(20,396)
Lease right of use assets	(148,278)	(128,204)
Intangibles	(36,100)	(43,879)
Total deferred tax liabilities	(202,084)	(192,479)
Net deferred tax assets	$186,189	$228,108

A reconciliation of the deferred tax assets and liabilities and the corresponding amounts reported in the consolidated balance sheets is as follows:

(in 000s)
As of	June 30, 2026	June 30, 2025
Deferred income tax assets	$186,189	$228,108
Deferred tax liabilities	—	—
Net deferred tax asset	$186,189	$228,108

Changes in our valuation allowance for fiscal years 2026, 2025 and 2024 are as follows:

(in 000s)
Year ended June 30,	2026	2025	2024
Balance, beginning of the year	$18,538	$16,569	$57,566
Additions charged to costs and expenses	1,960	4,166	4,584
Deductions	(709)	(2,197)	(45,581)
Balance, end of the year	$19,789	$18,538	$16,569

Our valuation allowance on deferred tax assets had a net increase of $1.3 million during the current period. The $2.0 million of additions charged to costs is primarily related to foreign tax credits generated in the current fiscal year that we do not expect to utilize in future years. The increase is offset by a $0.7 million decrease to our valuation allowance balance for adjustments primarily related to certain domestic and foreign net operating losses utilized in the current fiscal year and changes in future projections of net operating loss utilization.
Certain of our subsidiaries file stand-alone returns in various state, local and foreign jurisdictions, and others join in filing consolidated or combined returns in such jurisdictions. As of June 30, 2026, we had net operating losses of $13.1 million in various states and foreign jurisdictions. The amount of state and foreign net operating losses varies by taxing jurisdiction. We maintain a valuation allowance of $3.7 million on state net operating losses

56	2026 Form 10-K | H&R Block, Inc.

and $5.6 million on foreign net operating losses for the portion of such loses that, more likely than not, will not be realized. Of the total net operating loss deferred tax assets, $3.8 million are more likely than not to be realized. Net operating loss deferred tax assets of $8.5 million will expire in varying amounts during fiscal years 2027 through 2046 and the remaining $4.6 million have no expiration.
We do not intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability; therefore, no provision has been made for income taxes that might be payable upon remittance of such earnings. The amount of unrecognized tax liability on these foreign earnings, net of expected foreign tax credits, is immaterial as of June 30, 2026.
Changes in unrecognized tax benefits for fiscal years 2026, 2025 and 2024 are as follows:

(in 000s)
Year ended June 30,	2026	2025	2024
Balance, beginning of the year	$266,548	$251,787	$240,063
Additions based on tax positions related to prior years	6,588	574	1,232
Reductions based on tax positions related to prior years	(6,803)	—	(4,604)
Additions based on tax positions related to the current year	25,819	37,883	37,063
Reductions based on tax positions related to the current year	(5,419)	—	—
Reductions related to the 2020 IRS examination closure	(120,392)	—	—
Reductions related to settlements with tax authorities	(998)	(379)	(4,472)
Expiration of statute of limitations	(29,182)	(23,317)	(17,495)
Balance, end of the year	$136,161	$266,548	$251,787

Included in the total gross unrecognized tax benefit ending balance as of June 30, 2026, 2025 and 2024 are $120.5 million, $232.8 million and $207.5 million respectively, which if recognized, would impact our effective tax rate. The decrease in unrecognized tax benefits during the year was primarily attributable to the closure of the IRS examination of the Company's 2020 U.S. federal income tax return and related carryback years, as well as the expiration of statute of limitations.
Interest and penalties, if any, accrued on the unrecognized tax benefits are reflected in income tax expense. During the fiscal years ended June 30, 2026, 2025, and 2024, the Company recorded a net interest benefit of $12.3 million, and net interest expense of $1.4 million and $14.1 million, respectively. The total penalties, if any, recorded for the same periods were immaterial. The total gross interest and penalties accrued as of June 30, 2026 and 2025 totaled $27.8 million and $44.7 million, respectively.
The amounts paid for income taxes (net of refunds received) were as follows:

(in 000s)
Year ended June 30,	2026
Federal	$150,564
State and local	11,458
Foreign:
Ireland	25,685
Other	14,427
Total	$202,134

NOTE 10: COMMITMENTS AND CONTINGENCIES
Our U.S. and Canadian businesses offer our 100% accuracy guarantee. Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client (up to a maximum of $10,000 in the U.S), if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $11.0 million and

H&R Block, Inc. | 2026 Form 10-K	57

$11.4 million as of June 30, 2026 and 2025, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $26.6 million and $29.6 million as of June 30, 2026 and 2025, respectively, with amounts recorded in deferred revenue and other liabilities. These liabilities will be settled within the next nine years. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short-term lines of credit for the purpose of meeting their seasonal working capital needs. Our total obligation under these lines of credit was $0.3 million as of June 30, 2026, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $0.2 million.
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
We have a deferred compensation plan that permits certain employees to defer portions of their compensation and accrue income on the deferred amounts. Included in deferred revenue and other liabilities is $8.4 million and $9.0 million as of June 30, 2026 and 2025, respectively, reflecting our obligation under this plan.
Emerald Advance® term loans are originated by Pathward. We purchase participation interests, at par, in all EAs originated by Pathward in accordance with our participation agreement. Our participation interest varies by jurisdiction. During fiscal year 2026, our purchased participation interests represented 87% of total EA volume originated by Pathward. See note 4 for additional information about these balances.
Refund Advance loans are originated by Pathward and offered to certain assisted U.S. tax preparation clients, based on client eligibility as determined by Pathward. We pay fees primarily based on loan size and customer type. We have provided a guarantee up to $18.0 million related to certain loans to clients prior to the IRS accepting electronic filing. We accrued an estimated liability of $2.5 million at June 30, 2026 related to this guarantee. As of June 30, 2025 we had $2.2 million accrued under the Refund Advance guarantee agreement, and we paid $2.0 million, net of recoveries, related to that guarantee during the fiscal year ended June 30, 2026.
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

58	2026 Form 10-K | H&R Block, Inc.

NOTE 11: LEASES
Our lease costs and other information related to operating leases consisted of the following:

			(dollars in 000s)
Year ended June 30,	2026	2025	2024
Operating lease costs	$255,672	$244,127	$242,372
Variable lease costs	92,407	93,216	88,629
Subrental income	(409)	(464)	(508)
Total lease costs	$347,670	$336,879	$330,493

Cash paid for operating lease costs	$250,539	$239,792	$239,292
New operating right of use assets and related lease liabilities	$318,882	$293,190	$266,970
Weighted-average remaining operating lease term (years)	3	3	3
Weighted-average operating lease discount rate	4.6%	5.0%	5.0%

Aggregate operating lease maturities as of June 30, 2026 are as follows:

(in 000s)
2027	$251,596
2028	185,927
2029	117,010
2030	62,840
2031 and thereafter	42,319
Total future undiscounted operating lease payments	659,692
Less imputed interest	(48,832)
Total operating lease liabilities	$610,860

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

H&R Block, Inc. | 2026 Form 10-K	59

amount within that range, then that amount is accrued. If no amount within the range can be identified as a better estimate than any other amount, we accrue the minimum amount in the range.
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of June 30, 2026. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. As of June 30, 2026 and 2025 our total accrued liabilities were $18.4 million and $6.2 million, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of June 30, 2026, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

60	2026 Form 10-K | H&R Block, Inc.

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
The Company's Chief Operating Decision Maker (CODM) is our chief executive officer, who regularly reviews consolidated financial information to evaluate financial performance and allocate resources. Specifically, the CODM uses revenues, operating expenses, net income and EBITDA at a consolidated level, as key financial metrics in deciding how to reinvest to grow the business through our growth strategies. These financial metrics are used by the CODM to make operating decisions and identify growth opportunities. The measure of segment assets is total consolidated assets as presented on the consolidated balance sheet.

H&R Block, Inc. | 2026 Form 10-K	61

The following table presents the significant revenue and expense categories included in the segment's net income from continuing operations as regularly provided to the CODM on a consolidated basis and then reconciled to net income for the years ended June 30, 2026, 2025 and 2024:

Consolidated – Financial Results	(in 000s, except per share amounts)
Year ended June 30,	2026	2025	2024
Revenues:
U.S. tax preparation and related services:
Assisted tax preparation	$2,560,895	$2,413,229	$2,274,835
Royalties	185,429	192,877	204,802
DIY tax preparation	384,618	383,738	349,812
Refund Transfers	145,132	137,526	142,249
Peace of Mind® Extended Service Plan	84,611	87,326	93,087
Tax Identity Shield®	34,185	29,920	33,386
Emerald Card® and SpruceSM	68,815	72,888	76,093
Interest and fee income on Emerald Advance®	30,653	28,958	40,933
International	265,382	246,993	247,123
Wave®	122,694	109,222	96,472
Other	62,978	58,318	51,555
Total revenues	$3,945,392	$3,760,995	$3,610,347
Compensation and benefits:
Field wages	996,666	927,360	869,002
Other wages	310,788	306,999	298,819
Benefits and other compensation	256,574	250,729	228,723
	1,564,028	1,485,088	1,396,544
Occupancy	457,199	438,868	432,461
Marketing and advertising	277,811	285,800	277,747
Depreciation and amortization	122,440	116,827	121,784
Bad debt	75,901	74,584	91,523
Other	540,327	531,858	485,011
Total operating expenses	3,037,706	2,933,025	2,805,070
Other income (expense), net	26,813	31,546	36,125
Interest expense on borrowings	(80,611)	(78,113)	(79,080)
Income from continuing operations before income taxes	853,888	781,403	762,322
Income taxes	117,570	171,953	164,359
Segment net income from continuing operations	$736,318	$609,450	$597,963

Reconciliation of segment profit:
Reconciling items:
Net loss from discontinued operations	(2,722)	(3,677)	(2,646)
Net income	$733,596	$605,773	$595,317

NOTE 14: SUBSEQUENT EVENT
On August 5, 2026, the Company effected a workforce and field organization restructuring program intended to transition to a year-round office leadership model, streamline our field support structure, and better align resources with our long-term growth strategy. As part of this program, approximately 200 positions throughout the organization are being eliminated. The Company expects to execute the workforce reduction by the end of the fiscal quarter ending September 30, 2026, and we expect to incur an estimated pre-tax charge associated with severance and related costs under the program of $8.3 million. Because the program and related employee notifications occurred after June 30, 2026, no amounts related to the program have been recognized in the accompanying consolidated financial statements.

62	2026 Form 10-K | H&R Block, Inc.

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
(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING – Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2026 based on the criteria established in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), using the 2013 framework.
Based on our assessment, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company's internal control over financial reporting was effective based on the criteria set forth by COSO.
The Company's external auditors that audited the consolidated financial statements included in Item 8, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company's internal control over financial reporting. This report appears near the beginning of Item 8.
(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – During the quarter ended June 30, 2026, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

H&R Block, Inc. | 2026 Form 10-K	63

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers is included under the caption "Information About Our Executive Officers" in Item 1 of this report on Form 10-K.
The following information appearing in our definitive proxy statement, to be filed no later than 120 days after June 30, 2026, is incorporated herein by reference:
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
ITEM 11. EXECUTIVE COMPENSATION
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2026, in the sections entitled "Director Compensation," "Director Compensation Table," "Compensation Discussion and Analysis," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Risk Assessment in Compensation Programs," and "Executive Compensation," and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2026, in the sections entitled "Equity Compensation Plans" and "Information Regarding Security Holders," and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this item is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2026, in the sections entitled "Employment Agreements, Change in Control and Other Arrangements," "Review of Related Person Transactions," and "Corporate Governance," and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information called for by this item relating to our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) is contained in our definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after June 30, 2026, in the section entitled "Audit Fees," and is incorporated herein by reference.

64	2026 Form 10-K | H&R Block, Inc.

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

4.6
Fifth Supplemental Indenture, dated August 26, 2025, among H&R Block, Inc., Block Financial LLC (formerly known as Block Financial Corporation), Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company) and U.S. Bank Trust Company, National Association, as separate and successor trustee, filed as Exhibit 4.1 to the Company's current report on Form 8-K filed August 26, 2025, file number 1-06089, is incorporated herein by reference

4.7
Officers’ Certificate, dated September 30, 2015, of Block Financial LLC (including the Form of the 4.125% Note due 2020 and the Form of the 5.250% Note due 2025), filed as Exhibit 4.2 to the Company's current report on Form 8-K filed September 30, 2015, file number 1-06089, is incorporated herein by reference.

4.8
Officers’ Certificate, dated August 7, 2020, of Block Financial LLC (including the Form of the 3.875% Notes due 2030), filed as Exhibit 4.2 to the Company's current report on Form 8–K filed August 7, 2020, file number 1–06089, is incorporated herein by reference.

4.9
Officers’ Certificate, dated June 25, 2021, of Block Financial LLC (including the Form of the 2.500% Notes due 2028), filed as Exhibit 4.2 to the Company's current report on Form 8-K filed June 25, 2021, file number 1-06089, is incorporated herein by reference.

4.10
Officers' Certificate, dated August 26, 2025, of Block Financial LLC (including the Form of the 5.375% Notes due 2032), filed as Exhibit 4.2 to the Company's current report on Form 8-K filed August 26, 2025, file number 1-06089, is incorporated herein by reference

4.11
Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(e) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-06089, is incorporated herein by reference.

4.12
Form of Certificate of Amendment of Certificate of Designation, Preferences and Rights of Participating Preferred Stock of H&R Block, Inc., filed as Exhibit 4(j) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1998, file number 1-06089, is incorporated herein by reference.

4.13
Form of Certificate of Designation, Preferences and Rights of Delayed Convertible Preferred Stock of H&R Block, Inc., filed as Exhibit 4(f) to the Company's annual report on Form 10-K for the fiscal year ended April 30, 1995, file number 1-06089, is incorporated herein by reference.

4.14		Description of Securities.
10.1	*
2013 Long-Term Incentive Plan, as amended and restated on March 6, 2013, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2013, file number 1-06089, is incorporated herein by reference.

H&R Block, Inc. | 2026 Form 10-K	65

10.2	*
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
H&R Block Severance Plan, as amended and restated on May 5, 2025, filed as Exhibit 10.11 to the Company's annual report on Form 10-K for the year ended June 30, 2025, file number 1-06089, is incorporated herein by reference.

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
Transition and Strategic Advisor Agreement, dated August 9, 2025, among H&R Block, Inc., HRB Professional Resources LLC, and Jeffrey J. Jones II, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on August 11, 2025, file number 1-06089, is incorporated herein by reference

10.17	*
Offer Letter, dated August 9, 2025, among H&R Block, Inc., HRB Professional Resources LLC, and Curtis A. Campbell, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed on August 11, 2025, file number 1-06089, is incorporated herein by reference

10.18	*	H&R Block, Inc. 2018 Long Term Incentive Plan, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed September 14, 2017, file number 1-06089, is incorporated herein by reference.
10.19	*
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

66	2026 Form 10-K | H&R Block, Inc.

10.22	*
Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on August 11, 2022, filed as Exhibit 10.2 to the Company's current report on Form 8-K filed August 17, 2022, file number 1-06089, is incorporated herein by reference.

10.23	*
Form of 2018 Long Term Incentive Plan Award Agreement for Restricted Share Units, as approved on August 13, 2025, filed as Exhibit 10.21 to the Company's annual report on Form 10-K for the year ended June 30, 2025, file number 1-06089, is incorporated herein by reference.

10.24	*
Form of 2018 Long Term Incentive Plan Award Agreement for Performance Share Units, as approved on August 13, 2025, filed as Exhibit 10.22 to the Company's annual report on Form 10-K for the year ended June 30, 2025, file number 1-06089, is incorporated herein by reference.

10.25	*
Form of 2018 Long Term Incentive Plan Award Agreement for Director Restricted Share Units, as approved on September 16, 2025, filed as Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2025, file number 1-06089, is incorporated herein by reference

10.26
Fourth Amended and Restated Credit and Guarantee Agreement dated June 11, 2021, by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed June 15, 2021, file number 1-06089, is incorporated herein by reference.

10.27
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

10.28
Fifth Amended and Restated Credit and Guarantee Agreement dated July 11, 2025 by and among Block Financial LLC, H&R Block, Inc., the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.1 to the Company's current report on Form 8-K filed July 15, 2025, file number 1-06089, is incorporated herein by reference.

10.29
Program Management Agreement, dated August 5, 2020, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended July 31, 2020, file number 1-06089, is incorporated herein by reference.

10.30
First Amendment to Program Management Agreement, dated December 20, 2021, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed December 23, 2021, file number 1-06089, is incorporated herein by reference.

10.31
Second Amendment to Program Management Agreement, dated October 20, 2023, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2023, file number 1-06089, is incorporated herein by reference.

10.32
Third Amendment to Program Management Agreement, dated April 1, 2024, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.30 to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2024, file number 1-06089, is incorporated herein by reference.

10.33
Fourth Amendment to Program Management Agreement, dated October 18, 2024, by and between Emerald Financial Services, LLC and Pathward, N.A. filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on October 23, 2024, file number 1-06089, is incorporated herein by reference.

19.1		H&R Block, Inc. Insider Trading Policy
21		Subsidiaries of the Company.
22		List of Guarantor and Issuer Subsidiaries.
23		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1		Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
97		H&R Block, Inc. Policy for the Recovery of Erroneously Awarded Compensation
101.INS		XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Extension Calculation Linkbase

H&R Block, Inc. | 2026 Form 10-K	67

101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Indicates management contracts, compensatory plans or arrangements.
** Furnished, not filed.

68	2026 Form 10-K | H&R Block, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H&R BLOCK, INC.

/s/ Curtis A. Campbell
Curtis A. Campbell
President and Chief Executive Officer
August 14, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated on August 14, 2026.

/s/ Curtis A. Campbell	/s/ Tiffany L. Mason	/s/ April M. Wasleski
Curtis A. Campbell	Tiffany L. Mason	April M. Wasleski
President, Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer
and Director	(principal financial officer)	(principal accounting officer)
(principal executive officer)

/s/ Richard A. Johnson	/s/ Geralyn R. Breig	/s/ Christian Charnaux
Richard A. Johnson	Geralyn R. Breig	Christian Charnaux
Director, Chairman of the Board	Director	Director

/s/ Sean H. Cohan	/s/ Robert A. Gerard	/s/ Anuradha Gupta
Sean H. Cohan	Robert A. Gerard	Anuradha Gupta
Director	Director	Director

/s/ Mia F. Mends	/s/ Stephanie Plaines	/s/ Victoria J. Reich
Mia F. Mends	Stephanie Plaines	Victoria J. Reich
Director	Director	Director

/s/ Matthew E. Winter
Matthew E. Winter
Director

H&R Block, Inc. | 2026 Form 10-K	69