Form 10-Q
period 2026-09-30
H&R BLOCK INC
filed 2026-11-09
CIK 12659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No  ☑
The number of shares outstanding of the registrant's Common Stock, without par value, at the close of business on October 30, 2026: 121,553,093 shares.

Form 10-Q for the Period ended September 30, 2026

PART I    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS:	(unaudited, in 000s, except per share amounts)
	Three months ended September 30,
REVENUES:	2026	2025
Service revenues
U.S. services
Tax preparation	$54,467	$51,867
Small business services	34,896	31,047
Refund transfers	844	843
Tax protection and identity services	34,320	29,180
Card and related services	7,679	7,852
Other services	6,469	4,828
Total U.S. services	138,675	125,617
International services	74,813	66,494
Total service revenues	213,488	192,111
Royalties and other revenues
U.S. royalties	5,683	5,849
Interest and fee income on Emerald Advance®	—	—
Other	5,165	5,591
Total royalties and other revenues	10,848	11,440
Total revenues	224,336	203,551
OPERATING EXPENSES:
Costs of revenues
Field compensation and benefits	102,060	82,791
Occupancy and equipment	132,267	124,474
Technology and related expenses	32,806	29,924
General operations expenses	43,141	36,828
Total costs of revenues	310,274	274,017
Selling, general and administrative expenses
Corporate compensation and benefits	99,959	102,865
Marketing and advertising	11,560	8,342
General corporate expenses	34,436	25,358
Total selling, general and administrative expenses	145,955	136,565
Total operating expenses	456,229	410,582
Other income (expense), net	6,576	8,102
Interest expense on borrowings	15,538	17,402
Loss from continuing operations before income tax benefit	(240,855)	(216,331)
Income tax benefit	(52,728)	(50,963)
Net loss from continuing operations	(188,127)	(165,368)
Net loss from discontinued operations, net of tax benefits of $104, and $135	(351)	(451)
NET LOSS	$(188,478)	$(165,819)

H&R Block, Inc. |Q1 FY2027 Form 10-Q	1

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS:	(unaudited, in 000s, except per share amounts)
	Three months ended September 30,
BASIC AND DILUTED LOSS PER SHARE:	2026	2025
Continuing operations	$(1.53)	$(1.26)
Discontinued operations	—	—
Consolidated	$(1.53)	$(1.26)
DIVIDENDS DECLARED PER SHARE	$0.46	$0.42
COMPREHENSIVE LOSS:
Net loss	$(188,478)	$(165,819)
Change in foreign currency translation adjustments	(1,201)	(9,308)
Other comprehensive loss	(1,201)	(9,308)
Comprehensive loss	$(189,679)	$(175,127)

See accompanying notes to consolidated financial statements.

2	Q1 FY2027 Form 10-Q| H&R Block, Inc.

CONSOLIDATED BALANCE SHEETS	(unaudited, in 000s, except share and per share amounts)
As of	September 30, 2026	June 30, 2026
ASSETS
Cash and cash equivalents	$390,498	$958,706
Cash and cash equivalents - restricted	21,248	19,195
Receivables, less allowance for credit losses of $57,006 and $57,504	63,606	58,248
Prepaid expenses and other current assets	102,934	89,408
Total current assets	578,286	1,125,557
Property and equipment, at cost, less accumulated depreciation and amortization of $883,146 and $863,795	146,258	141,456
Operating lease right of use assets	588,526	597,641
Intangible assets, net	263,019	266,986
Goodwill	817,318	812,543
Deferred tax assets and income taxes receivable	220,960	239,745
Other noncurrent assets, net	71,598	72,423
Total assets	$2,685,965	$3,256,351
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable and accrued expenses	$151,627	$156,330
Accrued salaries, wages and payroll taxes	75,045	121,878
Accrued income taxes and reserves for uncertain tax positions	163,420	266,184
Operating lease liabilities	221,832	228,760
Deferred revenue and other current liabilities	194,906	220,273
Total current liabilities	806,830	993,425
Long-term debt	1,492,058	1,491,493
Deferred tax liabilities and reserves for uncertain tax positions	166,253	163,660
Operating lease liabilities	380,448	382,100
Deferred revenue and other noncurrent liabilities	82,710	108,185
Total liabilities	2,928,299	3,138,863
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, no par, stated value $0.01 per share, 800,000,000 shares authorized, shares issued of 151,635,929 and 153,831,735	1,516	1,538
Additional paid-in capital	775,027	784,363
Accumulated other comprehensive loss	(65,289)	(64,088)
Retained earnings (deficit)	(318,300)	30,782
Less treasury shares of 29,205,315 and 29,657,150, at cost	(635,288)	(635,107)
Total stockholders' equity (deficiency)	(242,334)	117,488
Total liabilities and stockholders' equity	$2,685,965	$3,256,351

See accompanying notes to consolidated financial statements.

H&R Block, Inc. | Q1 FY2027 Form 10-Q	3

CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited, in 000s)
Three months ended September 30,	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(188,478)	$(165,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,191	28,922
Provision for credit losses	2,114	975
Deferred taxes	21,608	17,800
Stock-based compensation	4,878	6,173
Changes in assets and liabilities, net of acquisitions:
Receivables	(4,557)	262
Prepaid expenses, other current and noncurrent assets	(8,846)	7,530
Accounts payable, accrued expenses, salaries, wages and payroll taxes	(59,392)	(59,094)
Deferred revenue, other current and noncurrent liabilities	(53,914)	(46,118)
Income tax receivables, accrued income taxes and income tax reserves	(104,586)	(147,233)
Other, net	526	(236)
Net cash used in operating activities	(358,456)	(356,838)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,777)	(13,188)
Payments made for business acquisitions, net of cash acquired	(10,261)	(5,069)
Franchise loans funded	(5,218)	(3,667)
Payments from franchisees	310	731
Other, net	281	267
Net cash used in investing activities	(35,665)	(20,926)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit borrowings	—	245,000
Repayments of long-term debt	—	(350,000)
Proceeds from issuance of long-term debt	—	346,980
Dividends paid	(52,627)	(50,208)
Repurchase of common stock, including shares surrendered	(117,286)	(412,415)
Other, net	(1,498)	(4,382)
Net cash used in financing activities	(171,411)	(225,025)
Effects of exchange rate changes on cash	(623)	(2,949)
Net decrease in cash and cash equivalents, including restricted balances	(566,155)	(605,738)
Cash, cash equivalents and restricted cash, beginning of period	977,901	1,003,139
Cash, cash equivalents and restricted cash, end of period	$411,746	$397,401
SUPPLEMENTARY CASH FLOW DATA:
Income taxes paid	$30,109	$78,339
Interest paid on borrowings	28,914	28,471
Accrued additions to property and equipment	3,637	7,734
New operating right of use assets and related lease liabilities	53,227	37,885
Accrued dividends payable to common shareholders	56,550	54,343

See accompanying notes to consolidated financial statements.

4	Q1 FY2027 Form 10-Q| H&R Block, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2026	153,832	$1,538	$784,363	$(64,088)	$30,782	(29,657)	$(635,107)	$117,488
Net loss	—	—	—	—	(188,478)	—	—	(188,478)
Other comprehensive loss	—	—	—	(1,201)	—	—	—	(1,201)
Stock-based compensation	—	—	4,782	—	—	—	—	4,782
Stock-based awards exercised or vested	—	—	(12,801)	—	(4,089)	782	16,801	(89)
Acquisition of treasury shares(2)	—	—	—	—	—	(330)	(16,982)	(16,982)
Repurchase and retirement of common shares	(2,196)	(22)	(1,317)	—	(99,965)	—	—	(101,304)
Cash dividends declared - $0.46 per share	—	—	—	—	(56,550)	—	—	(56,550)
Balances as of September 30, 2026	151,636	$1,516	$775,027	$(65,289)	$(318,300)	(29,205)	$(635,288)	$(242,334)

					(amounts in 000s, except per share amounts)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss(1)	Retained Earnings (Deficit)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balances as of July 1, 2025	164,367	$1,644	$766,998	$(47,755)	$12,061	(30,420)	$(644,052)	$88,896
Net loss	—	—	—	—	(165,819)	—	—	(165,819)
Other comprehensive loss	—	—	—	(9,308)	—	—	—	(9,308)
Stock-based compensation	—	—	6,172	—	—	—	—	6,172
Stock-based awards exercised or vested	—	—	(10,551)	—	(1,797)	579	12,255	(93)
Acquisition of treasury shares(2)	—	—	—	—	—	(244)	(12,297)	(12,297)
Repurchase and retirement of common shares	(7,861)	(79)	(4,638)	—	(399,401)	—	—	(404,118)
Cash dividends declared - $0.42 per share	—	—	—	—	(54,343)	—	—	(54,343)
Balances as of September 30, 2025	156,506	$1,565	$757,981	$(57,063)	$(609,299)	(30,085)	$(644,094)	$(550,910)

(1) The balance of our accumulated other comprehensive loss consists of foreign currency translation adjustments.
(2) Represents shares swapped or surrendered to us in connection with the vesting or exercise of stock-based awards.
See accompanying notes to consolidated financial statements.

H&R Block, Inc. |Q1 FY2027 Form 10-Q	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             (unaudited)
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION – The consolidated balance sheets as of September 30, 2026 and June 30, 2026, the consolidated statements of operations and comprehensive loss for the three months ended September 30, 2026 and 2025, the consolidated statements of cash flows for the three months ended September 30, 2026 and 2025, and the consolidated statements of stockholders' equity for the three months ended September 30, 2026 and 2025 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2026 and 2025 and for all periods presented, have been made.
"H&R Block," "the Company," "we," "our," and "us" are used interchangeably to refer to H&R Block, Inc., to H&R Block, Inc. and its subsidiaries, or to H&R Block, Inc.'s operating subsidiaries, as appropriate to the context.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our June 30, 2026 Annual Report on Form 10-K. All amounts presented herein as of June 30, 2026 or for the year then ended are derived from our Annual Report on Form 10-K.
Beginning in the first quarter of fiscal year 2027, the Company revised the presentation of service revenues, royalty and other revenues, costs of revenues, and selling, general and administrative expenses captions in its consolidated statements of operations and related footnotes to better align with how management views and operates the business. Revenue is disaggregated by major revenue stream while operating expenses, which are unable to be allocated to individual revenue streams, are disaggregated by major expense categories in our consolidated statement of operations. Prior-period amounts have been reclassified to conform to the current-period presentation. The revised presentation did not affect the Company’s accounting policies or previously reported net income, comprehensive income, earnings per share, financial position, or cash flows.
We have updated our revenue recognition disclosures previously included in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2026 to reflect the revised presentation of revenues in our consolidated statements of operations. Additionally, we have provided a description of the costs included in each operating expense caption. The revised presentation and related updates to our disclosures do not affect the timing or measurement of revenue recognition. The updated disclosures are presented below.
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
Revenues consist of assisted and online tax preparation revenues, fees for electronic filing, small business services, revenues from Refund Transfers, tax protection and identity services, card and related services, royalties, and interest and fee income on Emerald Advance®.
Assisted tax preparation. Services include tax preparation and electronic filing or printing of the completed tax return and are recorded in U.S. tax preparation and International services, as applicable. Revenues from tax preparation and printing for clients that choose to print and mail their returns, are recognized when a completed return is accepted by the customer, generally at payment. Revenues for electronic filing are recognized when the return is electronically filed.

6	Q1 FY2027 Form 10-Q| H&R Block, Inc.

DIY tax preparation. Revenues include fees for online and for electronic filing or printing and are recorded in U.S. tax preparation and International services, as applicable. Revenues for desktop tax preparation software is included in Other revenues. Revenues for online software and printing for clients that choose to print and mail their returns, are recognized when the customer uses the software to complete a return and the completed return is accepted by the customer. Revenues for desktop software are recognized when the software is sold to the end user. Revenues for electronic filing are recognized when the return is electronically filed.
Small business services. Revenues primarily consist of accounting, bookkeeping, payroll processing and consulting fees as well as fees received to process small business payment transactions. Revenues from accounting, bookkeeping, payroll processing and consulting services, are recognized when the services are accepted by the customer, and revenues for small business payment transactions are recognized upon authorization of the transaction. Revenues are included in U.S. small business services or International services, as applicable.
Refund Transfers. Revenues, which are recorded in U.S. refund transfers, are recognized when the Internal Revenue Service (IRS) filing acknowledgment is received and the bank account is established at our bank partner, Pathward®, N.A. (Pathward), a wholly-owned subsidiary of Pathward Financial, Inc.
Peace of Mind® Extended Service Plan. Revenues are initially deferred and recognized over the term of the plan, based on the historical pattern of actual claims paid, as claims paid represent the transfer of Peace of Mind® Extended Service Plan (POM) services to the customer. The plan is effective for the life of the tax return, which can be up to six years; however, the majority of claims are incurred in years two and three after the sale of POM. POM has multiple performance obligations where we represent our clients if they are audited by a taxing authority, and assume the cost, subject to certain limits, of additional taxes owed by a client resulting from errors attributable to H&R Block. Incremental wages are also deferred and recognized over the term of the plan, in conjunction with the revenues earned. POM revenues for company-owned offices are recorded in U.S. tax protection and identity services and International services, as applicable, and POM insurance premiums for franchise offices are recorded within U.S. other services.
Tax Identity Shield®. Revenues are initially deferred and are recognized as the various services are provided to the client, either by us or a third party, throughout the term of the contract, which generally ends on April 30th of the following year. Tax Identity Shield® (TIS) has multiple performance obligations where we provide clients assistance in helping protect their tax identity and access to services to help restore their tax identity, if necessary. Protection services include a daily scan of the dark web for personal information, a monthly scan for the client's social security number in credit header data, notifying clients if their information is detected on a tax return filed through H&R Block, obtaining additional IRS identity protections when eligible, and in our Plus plan, an identity health score which provides insight into the likelihood of future identity fraud. TIS revenues are recorded in U.S. tax protection and identity services.
Emerald Card® and SpruceSM. Revenues consist of interchange income from the use of debit cards and fees paid by cardholders. Interchange income is a fee paid by merchants to our bank partner through the card networks. Revenues associated with Emerald Card® and SpruceSM are recognized based on card network authorization of cardholder transactions and recorded in U.S. card and related services.
Royalties. Revenues are based on contractual percentages of franchise gross receipts and are generally recorded in the period in which the services are provided by the franchisee to the customer. Royalties on POM are initially deferred and recognized over the term of the plan, based on the historical pattern of actual claims paid. Royalties are recorded in U.S. royalties and Other revenues as applicable.
Interest and fee income on Emerald Advance®. Interest income is recorded over the life of the loan and late fees are recorded when the loan becomes 15 days past due.
OPERATING EXPENSES – Operating expenses are classified as either costs of revenues or selling, general and administrative expenses based on the nature and function of the underlying costs. Costs of revenues primarily consist of expenses directly associated with the delivery and support of all products and services and operation of our office network and are not directly attributable to individual revenue streams, while selling, general and administrative expenses primarily consist of costs associated with corporate support functions, marketing activities and other general corporate activities.

H&R Block, Inc. |Q1 FY2027 Form 10-Q	7

Field compensation and benefits. Expenses consist primarily of salaries, incentive compensation, payroll taxes and employee benefits for tax professionals and other employees who support our field operations and the delivery of our products and services.
Occupancy and equipment. Expenses consist primarily of lease and other rent expense for our office locations, office-related expenses, and depreciation of equipment and capitalized software related to the delivery of our products and services.
Technology and related expenses. Expenses consist primarily of costs incurred to acquire, develop, operate, host, secure, connect, support or access technology and technology infrastructure used in our operations and the delivery of our products and services. Technology and related expenses also include costs of third-party platforms and technology-enabled infrastructure.
General operations expenses. Expenses consist primarily of banking and payment processing costs and bad debt expense. General operations expenses also include outsourced services, client claims and refunds, field associate travel and related expenses, and other costs associated with supporting our products, services and operations.
Corporate compensation and benefits. Expenses consist primarily of salaries, incentive compensation, payroll taxes and employee benefits for employees in corporate and administrative functions.
Marketing and advertising. Expenses consist primarily of advertising, media, promotional, production and other costs incurred to market our brand, products and services and acquire and retain clients.
General corporate expenses. Expenses consist primarily of consulting fees and legal fees and settlements. General corporate expenses also include amortization of acquired intangible assets, corporate associate travel and related expenses, insurance costs, and other costs associated with corporate and administrative activities.
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
NOTE 2: REVENUE RECOGNITION
Revenue is disaggregated by major revenue stream on the consolidated statements of operations. The majority of our revenues are from our United States (U.S.) tax services business.
Changes in the balances of deferred revenue and wages for POM are as follows:

				(in 000s)
POM	Deferred Revenue		Deferred Wages
Three months ended September 30,	2026	2025	2026	2025
Balance, beginning of the period	$164,154	$149,302	$21,740	$19,884
Amounts deferred	1,841	1,534	9	8
Amounts recognized on previous deferrals	(30,786)	(26,955)	(4,050)	(3,461)
Balance, end of the period	$135,209	$123,881	$17,699	$16,431

8	Q1 FY2027 Form 10-Q| H&R Block, Inc.

As of September 30, 2026, deferred revenue related to POM was $135.2 million. We expect that $88.8 million will be recognized over the next twelve months, while the remaining balance will be recognized over the following five years.
Changes in the balances of deferred revenue for TIS are as follows:

		(in 000s)
TIS	Deferred Revenue
Three months ended September 30,	2026	2025
Balance, beginning of the period	$28,175	$22,577
Amounts deferred	278	268
Amounts recognized on previous deferrals	(5,598)	(4,121)
Balance, end of the period	$22,855	$18,724

All deferred revenue related to TIS will be recognized by April 2027.
NOTE 3: EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY
EARNINGS PER SHARE – Basic and diluted earnings (loss) per share is computed using the two-class method. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Per share amounts are computed by dividing net income (loss) from continuing operations attributable to common shareholders by the weighted average shares outstanding during each period. Diluted earnings per share excludes the impact of shares of common stock issuable upon the lapse of certain restrictions or the exercise of options to purchase 2.1 and 2.7 million shares for the three months ended September 30, 2026, and 2025, respectively, as the effect would be antidilutive due to the net loss from continuing operations during the periods.
The computations of basic and diluted earnings (loss) per share from continuing operations are as follows:

(in 000s, except per share amounts)
	Three months ended September 30,
	2026	2025
Net loss from continuing operations attributable to shareholders	$(188,127)	$(165,368)
Amounts allocated to participating securities	(320)	(262)
Net loss from continuing operations attributable to common shareholders	$(188,447)	$(165,630)

Basic weighted average common shares	123,077	131,387
Potential dilutive shares	—	—
Dilutive weighted average common shares	123,077	131,387

Loss per share from continuing operations attributable to common shareholders:
Basic	$(1.53)	$(1.26)
Diluted	(1.53)	(1.26)

The decrease in the weighted average shares outstanding is due to share repurchases completed in the current and prior fiscal years.
STOCK-BASED COMPENSATION – We granted 0.6 million and 0.8 million shares, including adjustments for performance achievement and dividend equivalents, under our stock-based compensation plans during the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense of our continuing operations totaled $4.9 million and $6.2 million for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, unrecognized compensation cost for nonvested shares and units totaled $59.6 million.

H&R Block, Inc. |Q1 FY2027 Form 10-Q	9

NOTE 4: RECEIVABLES
Receivables, net of their related allowance, consist of the following:

(in 000s)
As of	September 30, 2026		June 30, 2026
	Short-term	Long-term	Short-term	Long-term
U.S. tax preparation and software receivables	$9,687	$13,422	$15,290	$11,943
Small business services receivables	10,853	—	9,359	—
U.S. Emerald Advance®	10,074	25,426	11,133	24,786
Card and related services receivables	9,825	—	6,929	—
Loans to franchisees	10,462	11,840	5,596	11,336
Royalties and other franchise-related receivables	5,954	197	2,487	—
H&R Block's Instant Refund® receivables	898	715	1,258	878
Other	5,853	344	6,196	649
Total	$63,606	$51,944	$58,248	$49,592

Balances presented above as short-term are included in receivables, while the long-term portions are included in other noncurrent assets, net in the consolidated balance sheets.
LOANS TO FRANCHISEES – Franchisee loan balances consist of term loans made primarily to finance the purchase of franchises and short-term lines of credit primarily for the purpose of funding working capital needs. Loans with a principal balance more than 90 days past due or on non-accrual status were $3.5 million and $2.5 million as of September 30, 2026 and June 30, 2026, respectively.
H&R BLOCK'S INSTANT REFUND® – H&R Block's Instant Refund® ("Instant Refund") amounts are generally received from the Canada Revenue Agency within 60 days of filing the client's return, with the remaining balance collectible from the client.
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
Balances and amounts classified as impaired, or more than 60 days past due, by tax return year of origination, as of September 30, 2026 are as follows:

		(in 000s)
Tax return year of origination	Balance	More Than 60 Days Past Due
2025	$1,241	$1,017
2024 and prior	906	906
	2,147	$1,923
Allowance	(534)
Net balance	$1,613

EMERALD ADVANCE® – We review the credit quality of our purchased participation interests in Emerald Advance® (EA) receivables based on pools, which are segregated by the fiscal year of origination, with older years being deemed more unlikely to be repaid. We establish an allowance for credit losses at an amount that we believe

10	Q1 FY2027 Form 10-Q| H&R Block, Inc.

reflects the receivable at net realizable value. Typically, in December of each year, we charge-off the receivables and the related allowance for EAs to an amount we believe represents the net realizable value.
Balances and amounts on non-accrual status, classified as impaired, or more than 60 days past due, by fiscal year of origination, as of September 30, 2026 are as follows:

(in 000s)
Fiscal year of origination	Balance	Non-Accrual
2026	$28,814	$28,814
2025 and prior	24,288	24,288
	53,102	$53,102
Allowance	(17,602)
Net balance	$35,500

ALLOWANCE FOR CREDIT LOSSES – Activity in the allowance for credit losses for EA and all other short-term and long-term receivables for the three months ended September 30, 2026 and 2025 is as follows:

(in 000s)
	EAs	All Other	Total
Balances as of July 1, 2026	$17,602	$47,531	$65,133
Provision for credit losses	—	2,114	2,114
Charge-offs, recoveries and other	—	(1,557)	(1,557)
Balances as of September 30, 2026	$17,602	$48,088	$65,690
Balances as of July 1, 2025	$19,663	$45,156	$64,819
Provision for credit losses	—	975	975
Charge-offs, recoveries and other	—	(1,365)	(1,365)
Balances as of September 30, 2025	$19,663	$44,766	$64,429

NOTE 5: GOODWILL AND INTANGIBLE ASSETS
Changes in the carrying amount of goodwill for the three months ended September 30, 2026 are as follows:

(in 000s)
	Goodwill	Accumulated Impairment Losses	Net
Balances as of July 1, 2026	$950,840	$(138,297)	$812,543
Acquisitions(1)	5,391	—	5,391
Disposals and foreign currency changes, net	(616)	—	(616)
Impairments	—	—	—
Balances as of September 30, 2026	$955,615	$(138,297)	$817,318

(1)    All goodwill added during the period is expected to be tax-deductible for federal income tax reporting.
We test goodwill for impairment annually as of February 1, or more frequently if events occur or circumstances change which would, more likely than not, reduce the fair value of a reporting unit below its carrying value.

H&R Block, Inc. |Q1 FY2027 Form 10-Q	11

Components of intangible assets are as follows:

(in 000s)
	Gross Carrying Amount	Accumulated Amortization	Net
As of September 30, 2026:
Reacquired franchise rights	$435,783	$(262,214)	$173,569
Customer relationships	380,680	(306,511)	74,169
Internally-developed software	119,040	(115,131)	3,909
Noncompete agreements	24,590	(21,347)	3,243
Purchased technology	68,100	(61,566)	6,534
Trade name	5,800	(4,205)	1,595
	$1,033,993	$(770,974)	$263,019
As of June 30, 2026:
Reacquired franchise rights	$432,226	$(258,297)	$173,929
Customer relationships	376,133	(299,569)	76,564
Internally-developed software	118,768	(114,854)	3,914
Noncompete agreements	24,428	(21,056)	3,372
Purchased technology	68,100	(60,633)	7,467
Trade name	5,800	(4,060)	1,740
	$1,025,455	$(758,469)	$266,986

We made payments to acquire businesses totaling $10.3 million and $5.1 million during the three months ended September 30, 2026 and 2025, respectively. The amounts and weighted-average lives of intangible assets acquired during the three months ended September 30, 2026, including amounts capitalized related to internally-developed software, are as follows:

(dollars in 000s)
	Amount	Weighted-Average Life (in years)
Customer relationships	$4,558	5
Reacquired franchise rights	3,565	6
Internally-developed software	281	3
Noncompete agreements	163	5
Total	$8,567	5

Amortization of intangible assets for the three months ended September 30, 2026 was $12.5 million compared to $11.1 million for the three months ended September 30, 2025. Estimated amortization of intangible assets for fiscal years ending June 30, 2027, 2028, 2029, 2030, and 2031 is $48.0 million, $40.0 million, $30.7 million, $19.7 million and $11.5 million, respectively.

12	Q1 FY2027 Form 10-Q| H&R Block, Inc.

NOTE 6: LONG-TERM DEBT
The components of long-term debt are as follows:

		(in 000s)
As of	September 30, 2026	June 30, 2026
Senior Notes, 2.500%, due July 2028	500,000	500,000
Senior Notes, 3.875%, due August 2030	650,000	650,000
Senior Notes, 5.375%, due September 2032	350,000	350,000
Debt issuance costs and discounts	(7,942)	(8,507)
Total long-term debt	1,492,058	1,491,493
Estimated fair value of long-term debt	$1,403,000	$1,437,000

UNSECURED COMMITTED LINE OF CREDIT – Our unsecured committed line of credit (2025 CLOC) provides for an unsecured senior revolving credit facility in the aggregate principal amount of $1.5 billion, which includes a $175.0 million sublimit for swingline loans and a $50.0 million sublimit for standby letters of credit. We may request increases in the aggregate principal amount of the revolving credit facility of up to $500.0 million, subject to obtaining commitments from lenders and meeting certain other conditions. The 2025 CLOC will mature on July 11, 2030, unless extended pursuant to the terms of the 2025 CLOC, at which time all outstanding amounts thereunder will be due and payable. Our 2025 CLOC includes an annual facility fee, which will vary depending on our then current credit ratings.
The 2025 CLOC is subject to various conditions, triggers, events or occurrences that could result in earlier termination and contains customary representations, warranties, covenants and events of default, including, without limitation: (1) a covenant requiring the Company to maintain a debt-to-EBITDA ratio, as defined by the 2025 CLOC agreement, calculated on a consolidated basis of no greater than (a) 3.50 to 1.00 as of the last day of each fiscal quarter ending on March 31, June 30, and September 30 of each year and (b) 4.50 to 1.00 as of the last day of each fiscal quarter ending on December 31 of each year; (2) a covenant requiring us to maintain an interest coverage ratio (EBITDA-to-interest expense) calculated on a consolidated basis of not less than 2.50 to 1.00 as of the last date of any fiscal quarter; and (3) covenants restricting our ability to incur certain additional debt, incur liens, merge or consolidate with other companies, sell or dispose of assets (including equity interests), liquidate or dissolve, engage in certain transactions with affiliates or enter into certain restrictive agreements. The 2025 CLOC includes provisions for an equity cure which could potentially allow us to independently cure certain defaults. Proceeds under the 2025 CLOC may be used for working capital needs or for other general corporate purposes. We were in compliance with these requirements as of September 30, 2026.
We had no outstanding balance under our CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of September 30, 2026.
NOTE 7: INCOME TAXES
We file a consolidated federal income tax return in the U.S. with the Internal Revenue Service (IRS) and file tax returns in various state, local, and foreign jurisdictions.
Our effective tax rate for continuing operations, including the effects of discrete tax items, was 21.9% and 23.6% for the three months ended September 30, 2026 and 2025, respectively.
Consistent with prior years, our pretax loss for the three months ended September 30, 2026 is expected to be offset by income in our third and fourth quarters due to the established pattern of seasonality in our primary business operations. As such, management has determined that it is more-likely-than-not that realization of tax benefits recorded in our financial statements will occur within our fiscal year. The amount of tax benefit recorded for the three months ended September 30, 2026 reflects management’s estimate of the annual effective tax rate applied to year-to-date loss from continued operations adjusted for the tax impact of discrete items for the periods presented.

H&R Block, Inc. |Q1 FY2027 Form 10-Q	13

NOTE 8: COMMITMENTS AND CONTINGENCIES
Our U.S. and Canadian businesses offer our 100% accuracy guarantee. Assisted tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client for penalties and interest attributable to an H&R Block error on a return. Similarly, DIY tax returns are covered by our 100% accuracy guarantee, whereby we will reimburse a client (up to a maximum of $10,000 in the U.S.) if our software makes an arithmetic error that results in payment of penalties and/or interest to the respective taxing authority that a client would otherwise not have been required to pay. Our liability related to estimated losses under the 100% accuracy guarantee was $9.2 million and $11.0 million as of September 30, 2026 and June 30, 2026, respectively. The short-term and long-term portions of this liability are included in deferred revenue and other liabilities in the consolidated balance sheets.
Liabilities related to acquisitions for (1) estimated contingent consideration based on expected financial performance of the acquired business and economic conditions at the time of acquisition and (2) estimated accrued compensation related to continued employment of key employees were $29.8 million and $26.6 million as of September 30, 2026 and June 30, 2026 respectively, with amounts recorded in deferred revenue and other liabilities. Non-cash contingent consideration recorded during the three months ended September 30, 2026 was $3.8 million. Should actual results differ from our estimates, future payments made will differ from the above estimate and any differences will be recorded in results from continuing operations.
We have contractual commitments to fund certain franchises with approved short-term lines of credit for the purpose of meeting their seasonal working capital needs. Our total obligation under these lines of credit was $16.9 million at September 30, 2026, and net of amounts drawn and outstanding, our remaining commitment to fund totaled $10.7 million.
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
For such matters where a loss is believed to be reasonably possible, but not probable, or the loss cannot be reasonably estimated, no accrual has been made. It is possible that such matters could require us to pay damages or make other expenditures or accrue liabilities in amounts that could not be reasonably estimated as of September 30, 2026. While the potential future liabilities could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known, we do not believe any such liabilities

14	Q1 FY2027 Form 10-Q| H&R Block, Inc.

are likely to have a material adverse effect on our business and our consolidated financial position, results of operations, and cash flows. Our accrued liabilities were $20.1 million and $18.4 million as of September 30, 2026 and June 30, 2026, respectively.
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
The estimated range of reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. As of September 30, 2026, we believe the estimate of the aggregate range of reasonably possible losses in excess of amounts accrued, where the range of loss can be estimated, is not material.
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

H&R Block, Inc. |Q1 FY2027 Form 10-Q	15

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
The following table presents the significant revenue and expense categories included in the segment's net income from continuing operations as regularly provided to the CODM on a consolidated basis and then reconciled to net income for the three months ended September 30, 2026 and 2025.

16	Q1 FY2027 Form 10-Q| H&R Block, Inc.

Consolidated – Financial Results	(in 000s, except per share amounts)
	Three months ended September 30,
	2026	2025
REVENUES:
Service revenues
U.S. services
Tax preparation	$54,467	$51,867
Small business services	34,896	31,047
Refund transfers	844	843
Tax protection and identity services	34,320	29,180
Card and related services	7,679	7,852
Other services	6,469	4,828
International services	74,813	66,494
U.S. royalties	5,683	5,849
Interest and fee income on Emerald Advance®	—	—
Other	5,165	5,591
Total revenues	224,336	203,551
Operating Expenses:
Costs of revenues
Field compensation and benefits	102,060	82,791
Occupancy and equipment	132,267	124,474
Technology and related expenses	32,806	29,924
General operations expenses	43,141	36,828
Total costs of revenues	310,274	274,017
Selling, general and administrative expenses
Corporate compensation and benefits	99,959	102,865
Marketing and advertising	11,560	8,342
General corporate expenses	34,436	25,358
Total selling, general and administrative expenses	145,955	136,565
Total operating expenses	456,229	410,582
Other income (expense), net	6,576	8,102
Interest expense on borrowings	15,538	17,402
Loss from continuing operations before income tax benefit	(240,855)	(216,331)
Income tax benefit	(52,728)	(50,963)
Segment net loss from continuing operations	(188,127)	(165,368)

Reconciliation of segment profit:
Reconciling items:
Net loss from discontinued operations	(351)	(451)
Net loss	$(188,478)	$(165,819)

H&R Block, Inc. |Q1 FY2027 Form 10-Q	17

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
FINANCIAL RESULTS OVERVIEW

		(in 000s, except per share amounts)
Three months ended September 30,	2026	2025	$ Change	% Change
Total revenues	$224,336	$203,551	$20,785	10.2%
Total operating expenses	$456,229	$410,582	$(45,647)	(11.1)%
Pretax loss	$(240,855)	$(216,331)	$(24,524)	(11.3)%
Net loss from continuing operations	$(188,127)	$(165,368)	$(22,759)	(13.8)%
Adjusted net loss from continuing operations(1)	$(172,116)	$(157,181)	$(14,935)	(9.5)%
Net loss	$(188,478)	$(165,819)	$(22,659)	(13.7)%
EBITDA(1)	$(193,126)	$(170,007)	$(23,119)	(13.6)%
Adjusted EBITDA(1)	$(185,175)	$(170,007)	$(15,168)	(8.9)%
Diluted loss per share from continuing operations(1)	$(1.53)	$(1.26)	$(0.27)	(21.4)%
Adjusted diluted loss per share from continuing operations(1)	$(1.40)	$(1.20)	$(0.20)	(16.7)%
Weighted average shares outstanding	123,077	131,387	(8,310)	(6.3)%

(1)    All non-GAAP measures are results from continuing operations. See "Non-GAAP Financial Information" at the end of this item for a reconciliation of non-GAAP measures.

18	Q1 FY2027 Form 10-Q| H&R Block, Inc.

Three months ended September 30, 2026 compared to September 30, 2025
Revenues
The components of revenue include:

				(in 000s)
Three months ended September 30,	2026	2025	$ Change	% Change
Revenues:
U.S. services
Tax preparation	$54,467	$51,867	$2,600	5.0%
Small business services	34,896	31,047	3,849	12.4%
Refund transfers	844	843	1	0.1%
Tax protection and identity services	34,320	29,180	5,140	17.6%
Card and related services	7,679	7,852	(173)	(2.2)%
Other services	6,469	4,828	1,641	34.0%
International services	74,813	66,494	8,319	12.5%
U.S. royalties	5,683	5,849	(166)	(2.8)%
Interest and fee income on Emerald Advance®	—	—	—	**
Other	5,165	5,591	(426)	(7.6)%
Total revenues	$224,336	$203,551	$20,785	10.2%

U.S. tax preparation revenues increased $2.6 million, or 5.0%, primarily due to an increase in net average charge in the current year. Desktop software revenue, which is included in "Other" is included in U.S. consumer DIY tax preparation below. The components of U.S. tax preparation and software revenue include:

				(in 000s)
Three months ended September 30,	2026	2025	$ Change	% Change
U.S. consumer assisted tax preparation	$30,742	$29,796	$946	3.2%
U.S. consumer DIY tax preparation and software	2,994	2,945	49	1.7%
Total U.S. consumer tax preparation and software	33,736	32,741	995	3.0%
U.S. small business assisted tax preparation	20,628	18,848	1,780	9.4%
U.S. small business DIY tax preparation	694	800	(106)	(13.3)%
Total U.S. small business tax preparation	21,322	19,648	1,674	8.5%
Total U.S. tax preparation and software	$55,058	$52,389	$2,669	5.1%

U.S. small business services revenues increased $3.8 million, or 12.4% due to higher accounting, invoicing and receipts subscriptions and small business payments processing volumes.
U.S. tax protection and identity services revenues increased $5.1 million, or 17.6% primarily due to changes in amortization rates and higher POM and TIS volumes.
International services revenues increased $8.3 million, or 12.5% due primarily to favorable foreign currency exchange rates in Australia.

H&R Block, Inc. |Q1 FY2027 Form 10-Q	19

Operating Expenses
Total operating expenses increased $45.6 million, or 11.1%, from the prior year.
Field compensation and benefits increased $19.3 million, or 23.3% primarily due to our previously announced seasonal office leadership transition which eliminated approximately 200 positions throughout the organization with severance and related costs totaling $8.0 million, and increased tax professional wages associated with certain strategic initiatives and higher international services revenue. Certain wage-related expenses are now being reported in field compensation and benefits rather than corporate compensation and benefits to better align with how costs are managed and evaluated internally. This change had no impact on total operating expenses, and prior period amounts have not been reclassified.
The components of occupancy and equipment expense include:

				(in 000s)
Three months ended September 30,	2026	2025	$ Change	% Change
Lease and other rent expenses	$69,641	$66,702	$(2,939)	(4.4)%
Office-related expenses	42,684	39,828	(2,856)	(7.2)%
Depreciation of equipment	19,942	17,944	(1,998)	(11.1)%
Total occupancy and equipment	$132,267	$124,474	$(7,793)	(6.3)%

Occupancy and equipment increased $7.8 million, or 6.3% due to an increase in the number of leased offices, higher rent, repairs and other office-related expenses.
Technology and related expenses increased by $2.9 million, or 9.6% due to higher cloud-related technology spend.
The components of general operations expenses include:

				(in 000s)
Three months ended September 30,	2026	2025	$ Change	% Change
Banking and payment processing	$19,854	$19,042	$(812)	(4.3)%
Bad debt	4,639	2,205	(2,434)	(110.4)%
Other	18,648	15,581	(3,067)	(19.7)%
Total general operations expenses	$43,141	$36,828	$(6,313)	(17.1)%

Marketing and advertising expense increased $3.2 million, or 38.6% due to lower vendor refunds for expired customer incentives and higher online advertising.
The components of general corporate expenses include:

				(in 000s)
Three months ended September 30,	2026	2025	$ Change	% Change
Consulting fees	$9,475	$6,860	$(2,615)	(38.1)%
Legal fees and settlements	6,937	3,462	(3,475)	(100.4)%
Other	18,024	15,036	(2,988)	(19.9)%
Total general corporate expenses	$34,436	$25,358	$(9,078)	(35.8)%

Legal and professional fees increased $3.5 million, primarily due to higher outside counsel spend and higher legal settlement accruals in the current year. Consulting fees increased $2.6 million, or 38.1%, primarily due to consulting costs that support our strategic priorities.
We recorded income tax benefit of $52.7 million in the current year compared to $51.0 million in the prior year. The effective tax rate for the three months ended September 30, 2026, and 2025 was 21.9% and 23.6%, respectively.

20	Q1 FY2027 Form 10-Q| H&R Block, Inc.

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
Given the likely availability of a number of liquidity options discussed herein, we believe that, in the absence of any unexpected developments, our existing sources of capital as of September 30, 2026 are sufficient to meet our operating, investing and financing needs.
DISCUSSION OF CONSOLIDATED STATEMENTS OF CASH FLOWS – The following table summarizes our statements of cash flows for the three months ended September 30, 2026 and 2025. See Item 1 for the complete consolidated statements of cash flows for these periods.

	(in 000s)
Three months ended September 30,	2026	2025
Net cash used in:
Operating activities	$(358,456)	$(356,838)
Investing activities	(35,665)	(20,926)
Financing activities	(171,411)	(225,025)
Effects of exchange rates on cash	(623)	(2,949)
Net decrease in cash and cash equivalents, including restricted balances	$(566,155)	$(605,738)

Operating Activities. Cash used in operations totaled $358.5 million for the three months ended September 30, 2026 compared to $356.8 million in the prior year period. The increase is primarily due to higher net loss, and an increase in other assets, offset by lower income taxes paid.
Investing Activities. Cash used in investing activities totaled $35.7 million for the three months ended September 30, 2026 compared to $20.9 million in the prior year period. The increase is primarily due to higher capital expenditures and higher payments made for business acquisitions in the current year.
Financing Activities. Cash used in financing activities totaled $171.4 million for the three months ended September 30, 2026 compared to $225.0 million in the prior year period. The change is primarily due to lower repurchases of common stock, offset by lower proceeds from line of credit borrowings.
CASH REQUIREMENTS –
Dividends and Share Repurchases. Returning capital to shareholders in the form of dividends and the repurchase of outstanding shares is, and has historically been, a significant component of our capital allocation plan.
We have consistently paid quarterly dividends. Dividends paid totaled $52.6 million and $50.2 million for the three months ended September 30, 2026 and 2025, respectively. Although we have historically paid dividends and plan to continue to do so, there can be no assurances that circumstances will not change in the future that could affect our ability or decisions to pay dividends.

H&R Block, Inc. |Q1 FY2027 Form 10-Q	21

During the three months ended September 30, 2026, we repurchased $100.3 million of our common stock at an average price of $45.68 per share, excluding excise taxes in connection with such repurchases. In the prior year period, we repurchased $400.1 million of our common stock at an average price of $50.90 per share, excluding excise taxes in connection with such repurchases. Our current share repurchase program has remaining authorization of $500.0 million and does not have an expiration date.
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
    Capital Investment. Capital expenditures totaled $20.8 million and $13.2 million for the three months ended September 30, 2026 and 2025, respectively. Our capital expenditures relate primarily to recurring improvements to retail offices, as well as investments in computers, software and related assets. In addition to our capital expenditures, we also made payments to acquire businesses. We acquired franchisee and competitor businesses totaling $10.3 million and $5.1 million during the three months ended September 30, 2026 and 2025, respectively. See Item 1, note 5 for additional information on our acquisitions.
FINANCING RESOURCES – The 2025 CLOC has capacity up to $1.5 billion and is scheduled to expire in July 2030. Proceeds under the 2025 CLOC may be used for working capital needs or for other general corporate purposes. We had no outstanding balance on our 2025 CLOC and amounts available to borrow were not limited by the debt-to-EBITDA covenant as of September 30, 2026.
The following table provides ratings for debt issued by Block Financial LLC (Block Financial) as of September 30, 2026 and June 30, 2026:

As of	September 30, 2026			June 30, 2026
	Short-term	Long-term	Outlook	Short-term	Long-term	Outlook
Moody's	P-3	Baa3	Stable	P-3	Baa3	Stable
S&P	A-2	BBB	Stable	A-2	BBB	Stable

Other than described above, there have been no material changes in our borrowings from those reported as of June 30, 2026 in our Annual Report on Form 10-K.
CASH AND OTHER ASSETS – As of September 30, 2026, we held cash and cash equivalents, excluding restricted amounts, of $390.5 million, including $250.6 million held by our foreign subsidiaries.
Foreign Operations. Seasonal borrowing needs of our Canadian operations are typically funded by our U.S. operations. To mitigate foreign currency risk, we sometimes enter into foreign exchange forward contracts. There were no forward contracts outstanding as of September 30, 2026.
We do not currently intend to repatriate non-borrowed funds held by our foreign subsidiaries in a manner that would trigger a tax liability.
The impact of changes in foreign exchange rates during the period on our international cash balances resulted in a decrease of $0.6 million and $2.9 million during the three months ended September 30, 2026 and 2025, respectively.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS – In September 2026, we amended our Program Management Agreement with Pathward, N.A. to extend its term through June 30, 2030. There have been no other material changes in our contractual obligations and commercial commitments from those reported in our June 30, 2026 Annual Report on Form 10-K.
SUMMARIZED GUARANTOR FINANCIAL STATEMENTS – Block Financial is a 100% owned subsidiary of H&R Block, Inc. Block Financial is the Issuer and H&R Block, Inc. is the full and unconditional Guarantor of our Senior Notes, CLOC and other indebtedness issued from time to time.

22	Q1 FY2027 Form 10-Q| H&R Block, Inc.

The following table presents summarized financial information for H&R Block, Inc. (Guarantor) and Block Financial (Issuer) on a combined basis after intercompany eliminations and excludes investments in and equity earnings in non-guarantor subsidiaries.

SUMMARIZED BALANCE SHEET - GUARANTOR AND ISSUER		(in 000s)
As of	September 30, 2026	June 30, 2026
Current assets	$39,383	$32,872
Noncurrent assets	1,860,579	1,878,969
Current liabilities	75,792	85,795
Noncurrent liabilities	1,497,886	1,495,419

SUMMARIZED STATEMENTS OF OPERATIONS - GUARANTOR AND ISSUER		(in 000s)
	Three months ended September 30, 2026	Twelve months ended June 30, 2026
Total revenues	$8,320	$123,960
Income from continuing operations before income taxes	5,003	55,541
Net income from continuing operations	3,852	42,766
Net income	3,502	40,044

The table above reflects $1.8 billion of non-current intercompany receivables due to the Issuer from non-guarantor subsidiaries as of both September 30, 2026 and June 30, 2026.
REGULATORY ENVIRONMENT
There have been no material changes in our regulatory environment from what was reported in our June 30, 2026 Annual Report on Form 10-K.
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
We consider our non-GAAP financial measures to be performance measures and a useful metric for management and investors to evaluate and compare the ongoing operating performance of our business. We make adjustments for certain non-GAAP financial measures related to amortization of intangibles from acquisitions, goodwill impairments, severance and related costs of discrete strategic initiatives, and material discrete tax impacts of IRS examination settlements. We may consider whether other significant items that arise in the future should be excluded from our non-GAAP financial measures.
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

H&R Block, Inc. |Q1 FY2027 Form 10-Q	23

The following is a reconciliation of net loss to EBITDA and adjusted EBITDA from continuing operations, which are non-GAAP financial measures:

		(in 000s)
	Three months ended September 30,
	2026	2025
Net loss - as reported	$(188,478)	$(165,819)
Discontinued operations, net	351	451
Net loss from continuing operations - as reported	(188,127)	(165,368)
Add back:
Income tax benefit	(52,728)	(50,963)
Interest expense	15,538	17,402
Depreciation and amortization	32,191	28,922
	(4,999)	(4,639)
EBITDA from continuing operations	$(193,126)	$(170,007)
Severance and related costs of discrete strategic initiatives	7,951	—
Adjusted EBITDA from continuing operations	$(185,175)	$(170,007)

The following is a reconciliation of our results from continuing operations to our adjusted results from continuing operations, which are non-GAAP financial measures:

(in 000s, except per share amounts)
	Three months ended September 30,
	2026	2025
Net loss from continuing operations - as reported	$(188,127)	$(165,368)
Adjustments:
Amortization of intangibles related to acquisitions (pretax)	12,250	10,979
Severance and related costs of discrete strategic initiatives (pretax)	7,951	—
Tax effect of pretax adjustments (1)	(4,190)	(2,792)
Adjusted net loss from continuing operations	$(172,116)	$(157,181)
Diluted loss per share from continuing operations - as reported	$(1.53)	$(1.26)
Adjustments, net of tax	0.13	0.06
Adjusted diluted loss per share from continuing operations	$(1.40)	$(1.20)

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

24	Q1 FY2027 Form 10-Q| H&R Block, Inc.

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
Details about risks, uncertainties and assumptions that could affect various aspects of our business are included throughout our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 and are also described from time to time in other filings with the SEC. Investors should carefully consider all of these risks, and should pay particular attention to Item 1A, "Risk Factors," and Item 7 under "Critical Accounting Estimates" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks from those reported in our June 30, 2026 Annual Report on Form 10-K.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING – There were no changes during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see discussion in Part I, Item 1, note 9 to the consolidated financial statements.
ITEM 1A.    RISK FACTORS
There have been no material changes in our risk factors from those reported in our June 30, 2026 Annual Report on Form 10-K.

H&R Block, Inc. |Q1 FY2027 Form 10-Q	25

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
A summary of our purchases of H&R Block common stock during the three months ended September 30, 2026 is as follows:

(in 000s, except per share amounts)
	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	915	$40.89	912	$562,700
August 1 - August 31	925	$50.54	678	$528,722
September 1 - September 30	686	$47.82	606	$499,999
	2,526	$46.31	2,196

(1)We purchased approximately 330 thousand shares in connection with funding employee income tax withholding obligations arising upon the lapse of restrictions on restricted share units.
(2)On August 15, 2024, we announced that our Board of Directors approved a $1.5 billion share repurchase program. The repurchase program does not have an expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Director and Section 16 Officer Trading Arrangements
On August 14, 2026, Dara S. Redler, Chief Legal and Administrative Officer, adopted a Rule 10b5-1 plan (Plan) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Redler’s Plan provides for the sale of up to 8,000 shares of the Company’s common stock, pursuant to the terms of the Plan. The Plan expires on August 13, 2027, or upon the earlier completion of all authorized transactions under such Plan.
No other director or Section 16 officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K during the three months ended September 30, 2026.

26	Q1 FY2027 Form 10-Q| H&R Block, Inc.

ITEM 6.    EXHIBITS
The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

10.1	Fifth Amendment to Program Management Agreement, dated September 29, 2026, by and between Emerald Financial Services, LLC and Pathward, N.A.
22	List of Guarantor and Issuer Subsidiaries.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

H&R Block, Inc. |Q1 FY2027 Form 10-Q	27

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H&R BLOCK, INC.

/s/ Curtis A. Campbell
Curtis A. Campbell
President and Chief Executive Officer
November 9, 2026

/s/ Tiffany L. Mason
Tiffany L. Mason
Chief Financial Officer
November 9, 2026

/s/ April M. Wasleski
April M. Wasleski
Chief Accounting Officer
November 9, 2026

28	Q1 FY2027 Form 10-Q| H&R Block, Inc.